Form 10-Q
period 2019-06-30
UGI CORP /PA/
filed 2019-08-06
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

(610) 337-1000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Common Stock, without par value	UGI	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 31, 2019, there were 174,338,275 shares of UGI Corporation Common Stock, without par value, outstanding.

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

AmeriGas Propane Holdings, LLC - A Delaware limited liability company and an indirect wholly-owned subsidiary of UGI. Also referred to as the Merger Sub

AmeriGas Propane, Inc. - A wholly owned second-tier subsidiary of UGI and the general partner of AmeriGas Partners and AmeriGas OLP. Also referred to as the General Partner
AvantiGas - AvantiGas Limited, a wholly owned subsidiary of UGI International, LLC
Company - UGI and its consolidated subsidiaries collectively
CPG - UGI Central Penn Gas, Inc., a wholly owned subsidiary of UGI Utilities prior to the Utility Merger
DVEP - DVEP Investeringen B.V., a wholly owned subsidiary of UGI International, LLC
Electric Utility - UGI Utilities’ regulated electric distribution utility
Energy Services - UGI Energy Services, LLC, a wholly owned subsidiary of Enterprises
Enterprises - UGI Enterprises, LLC, a wholly owned subsidiary of UGI
ESFC - Energy Services Funding Corporation, a wholly owned subsidiary of Energy Services
Finagaz - The retail LPG distribution business of Totalgaz SAS acquired on May 29, 2015
Flaga - Flaga GmbH, a wholly owned subsidiary of UGI International, LLC
Gas Utility - UGI Utilities’ regulated natural gas distribution businesses, comprising the natural gas utility businesses owned and operated by UGI Utilities and, prior to the Utility Merger, PNG and CPG
General Partner - AmeriGas Propane, Inc., the general partner of AmeriGas Partners and AmeriGas OLP
GP Audit Committee - The audit committee of the GP Board
GP Board - The board of directors of the General Partner
HVAC - UGI HVAC Enterprises, Inc., a wholly owned subsidiary of Enterprises
Merger Sub - AmeriGas Propane Holdings, LLC, an indirect wholly owned subsidiary of UGI
Midstream & Marketing - Reportable segment comprising Energy Services, UGID and HVAC
Partnership - AmeriGas Partners and its consolidated subsidiaries, including AmeriGas OLP
PennEast - PennEast Pipeline Company, LLC
PNG - UGI Penn Natural Gas, Inc., a wholly owned subsidiary of UGI Utilities prior to the Utility Merger

UGI - UGI Corporation
UGI Central - The natural gas rate district of CPG subsequent to the Utility Merger
UGI France - UGI France SAS (a Société par actions simplifiée), a wholly owned subsidiary of UGI International, LLC
UGI Gas - UGI Utilities’ natural gas utility
UGI International - Reportable segment comprising UGI’s foreign operations
UGI International, LLC - UGI International, LLC, a wholly owned subsidiary of Enterprises
UGI North - The natural gas rate district of PNG subsequent to the Utility Merger
UGI PennEast, LLC - A wholly owned subsidiary of Energy Services that holds a 20% membership interest in PennEast
UGI South - The natural gas rate district of UGI Gas subsequent to the Utility Merger
UGI Utilities - UGI Utilities, Inc., a wholly owned subsidiary of UGI. Also a reportable segment of UGI
UGID - UGI Development Company, a wholly owned subsidiary of Energy Services
UniverGas - UniverGas Italia S.r.l, a wholly owned subsidiary of UGI International, LLC
Other Terms and Abbreviations
2018 Annual Report - UGI Annual Report on Form 10-K for the fiscal year ended September 30, 2018, including annual financial statements and footnotes amended in the Current Report on Form 8-K dated May 6, 2019.
2018 nine-month period - Nine-month period ended June 30, 2018
2018 three-month period - Three-month period ended June 30, 2018
2018 UGI International Credit Facilities Agreement - A five-year unsecured Senior Facilities Agreement entered into by UGI International, LLC comprising a €300 million term loan facility and a €300 million revolving credit facility maturing October 2023
2019 nine-month period - Nine-month period ended June 30, 2019
2019 three-month period - Three-month period ended June 30, 2019
AFUDC - Allowance for funds used during construction
AOCI - Accumulated other comprehensive income (loss)
ASC - Accounting Standards Codification
ASC 605 - ASC 605, “Revenue Recognition”
ASC 606 - ASC 606, “Revenue from Contracts with Customers”
ASC 740 - ASC 740, “Income Taxes”
ASU - Accounting Standards Update
Bcf - Billions of cubic feet
BIE - Pennsylvania Public Utility Commission Bureau of Investigation and Enforcement
BRP - Balance Responsible Party providing electricity imbalance services in the European electricity markets
CMG - Columbia Midstream Group, LLC

CMG Acquisition - Acquisition of CMG and Columbia Pennant, LLC on August 1, 2019 pursuant to purchase and sales agreements dated July 2, 2019 between CMG, Energy Services and UGI

CMG Acquisition Agreements - Agreements related to the CMG Acquisition comprising (1) a purchase and sale agreement, dated July 2, 2019, by and among Columbia Midstream & Minerals Group, LLC, Energy Services, and solely for the limited purposes set forth therein, UGI and TransCanada PipeLine USA Ltd., and (2) a purchase and sale agreement, dated July 2, 2019, by and among Columbia Midstream & Minerals Group, LLC, Energy Services, and solely for the limited purposes set forth therein, TransCanada PipeLine USA Ltd.

COA - Consent order and agreement

CODM - Chief Operating Decision Maker as defined in ASC 280, “Segment Reporting”

Common Units - Limited partnership ownership interests in AmeriGas Partners

Core market - Comprises (1) firm residential, commercial and industrial customers to whom UGI Utilities has a statutory obligation to provide service who purchase their natural gas or electricity from UGI Utilities; and (2) residential, commercial and industrial customers to whom UGI Utilities has a statutory obligation to provide service who purchase their natural gas or electricity from others

December 2017 French Finance Bills - The French Finance Bill for 2018 and the second amendment to the French Finance Bill for 2017 (also referred to as French Finance Bill)
DS - Default service
DSIC - Distribution System Improvement Charge
Energy Service Credit Agreement - An unsecured revolving credit agreement entered into by Energy Services providing for borrowings up to $240 million, including a letter of credit subfacility of up to $50 million
Exchange Act - Securities Exchange Act of 1934, as amended
FASB - Financial Accounting Standards Board
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
NYISO - New York Independent System Operator
NYMEX - New York Mercantile Exchange
PADEP - Pennsylvania Department of Environmental Protection
PAPUC - Pennsylvania Public Utility Commission
Partnership Adjusted EBITDA - A non-GAAP financial measure used by UGI to evaluate the Partnership’s performance consisting of Partnership earnings before interest expense, income taxes, depreciation and amortization as adjusted for the effects of gains and losses on commodity derivative instruments not associated with current-period transactions and other gains and losses that competitors do not necessarily have
Partnership Agreement - Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of July 27, 2009, as amended
Pennant - Pennant Midstream, LLC, a Delaware limited liability company
PGC - Purchased gas costs
PJM - PJM Interconnection, LLC
Proposed Merger - The transaction contemplated by the Merger Agreement pursuant to which AmeriGas Propane Holdings, LLC will merge with and into the Partnership, with the Partnership surviving as an indirect wholly owned subsidiary of UGI

PRP - Potentially responsible party
Receivables Facility - A receivables purchase facility of Energy Services with an issuer of receivables-backed commercial paper
Retail core-market - Comprises firm residential, commercial and industrial customers to whom UGI Utilities has a statutory obligation to provide service that purchase their natural gas from Gas Utility
ROD - Record of Decision
SCAA - Storage contract administrative agreements
SEC - U.S. Securities and Exchange Commission
Special Meeting - Special meeting of holders of Common Units to be held on August 21, 2019 to approve (i) the Merger Agreement and the transactions contemplated thereby, including the Proposed Merger, (ii) the adjournment of the Special Meeting, if necessary, to solicit additional proxies if there are not sufficient votes to approve the Merger Agreement and the transactions contemplated thereby, including the Proposed Merger, at the time of the Special Meeting and (iii) a non-binding advisory vote regarding certain compensation arrangements that may be payable to AmeriGas Partners’ named executive officers in connection with the completion of the Proposed Merger

Support Agreement - Agreement between the Partnership and the General Partner, dated as of April 1, 2019, pursuant to which the General Partner has agreed to vote all Common Units that it or its affiliates beneficially own as of the record date of the Special Meeting in favor of the Merger Agreement and the transactions contemplated thereby, including the Proposed Merger, at the Special Meeting

TCJA - Tax Cuts and Jobs Act

UGI Corporation Senior Credit Facility - An unsecured senior facilities agreement entered into by UGI comprising (1) a five-year $250 million term loan commitment; (2) a three-year $300 million term loan commitment; and (3) a five-year $300 million revolving credit facility (including a $10 million sublimit for letters of credit)

UGI International 3.25% Senior Notes - An underwritten private placement of €350 million principal amount of senior unsecured notes due November 1, 2025, issued by UGI International, LLC

UGI Utilities 2019 Credit Agreement - An unsecured revolving credit agreement entered into by UGI Utilities providing for borrowings up to $350 million, including a letter of credit subfacility of up to $100 million

UGI Utilities 4.55% Senior Notes - A private placement of $150 million principal amount of senior notes issued by UGI Utilities due February 2049

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
Western Missouri District Court - The United States District Court for the Western District of Missouri

UGI CORPORATION AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Millions of dollars)

	June 30, 2019	September 30, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$533.7	$452.6	$506.7
Restricted cash	42.3	9.6	7.7
Accounts receivable (less allowances for doubtful accounts of $42.8, $35.1 and $43.4, respectively)	779.8	751.9	813.3
Accrued utility revenues	14.6	14.0	14.4
Inventories	215.1	318.2	253.2
Utility regulatory assets	3.5	7.5	2.2
Derivative instruments	28.5	142.5	93.7
Prepaid expenses and other current assets	100.1	191.8	117.0
Total current assets	1,717.6	1,888.1	1,808.2
Property, plant and equipment, at cost (less accumulated depreciation of $3,353.0, $3,153.9 and $3,131.0, respectively)	6,009.8	5,808.2	5,699.1
Goodwill	3,159.1	3,160.4	3,169.0
Intangible assets, net	480.0	513.6	529.8
Utility regulatory assets	297.1	293.5	357.9
Derivative instruments	29.9	43.5	23.1
Other assets	325.4	273.6	289.6
Total assets	$12,018.9	$11,980.9	$11,876.7
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$17.4	$18.8	$86.4
Short-term borrowings	380.2	424.9	299.1
Accounts payable	444.4	561.8	443.4
Derivative instruments	70.3	11.7	12.0
Other current liabilities	682.4	714.9	725.4
Total current liabilities	1,594.7	1,732.1	1,566.3
Long-term debt	4,291.7	4,146.5	4,088.6
Deferred income taxes	956.0	991.9	893.7
Derivative instruments	22.1	12.8	12.3
Other noncurrent liabilities	980.7	997.6	1,088.0
Total liabilities	7,845.2	7,880.9	7,648.9
Commitments and contingencies (Note 11)
Equity:
UGI Corporation stockholders’ equity:
UGI Common Stock, without par value (authorized — 450,000,000 shares; issued — 174,678,299, 174,142,997 and 174,111,691 shares, respectively)	1,223.9	1,200.8	1,198.5
Retained earnings	2,761.2	2,610.7	2,637.2
Accumulated other comprehensive loss	(145.4)	(110.4)	(111.6)
Treasury stock, at cost	(18.8)	(19.7)	(12.8)
Total UGI Corporation stockholders’ equity	3,820.9	3,681.4	3,711.3
Noncontrolling interests, principally in AmeriGas Partners	352.8	418.6	516.5
Total equity	4,173.7	4,100.0	4,227.8
Total liabilities and equity	$12,018.9	$11,980.9	$11,876.7
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Revenues	$1,363.7	$1,440.9	$6,170.0	$6,378.1
Costs and expenses:
Cost of sales (excluding depreciation and amortization shown below)	781.4	732.5	3,633.3	3,430.1
Operating and administrative expenses	476.9	495.1	1,516.8	1,536.7
Impairment of Partnership tradenames and trademarks	—	75.0	—	75.0
Depreciation and amortization	109.9	118.8	330.0	341.3
Other operating income, net	(14.1)	(10.0)	(26.2)	(20.5)
	1,354.1	1,411.4	5,453.9	5,362.6
Operating income	9.6	29.5	716.1	1,015.5
Income from equity investees	1.5	1.3	4.6	3.0
Loss on extinguishments of debt	—	—	(6.1)	—
Other non-operating income, net	0.7	24.6	17.6	4.1
Interest expense	(60.5)	(56.5)	(181.7)	(172.8)
(Loss) income before income taxes	(48.7)	(1.1)	550.5	849.8
Income tax benefit (expense)	2.2	(10.6)	(111.8)	(19.6)
Net (loss) income including noncontrolling interests	(46.5)	(11.7)	438.7	830.2
Add net loss (deduct net income) attributable to noncontrolling interests, principally in AmeriGas Partners	44.6	64.1	(131.0)	(135.9)
Net (loss) income attributable to UGI Corporation	$(1.9)	$52.4	$307.7	$694.3
(Loss) earnings per common share attributable to UGI Corporation stockholders:
Basic	$(0.01)	$0.30	$1.76	$4.00
Diluted	$(0.01)	$0.30	$1.73	$3.93
Weighted-average common shares outstanding (thousands):
Basic	174,759	173,991	174,541	173,744
Diluted	174,759	176,807	177,389	176,702
Dividends declared per common share	$0.30	$0.26	$0.82	$0.76
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Millions of dollars)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income including noncontrolling interests	$(46.5)	$(11.7)	$438.7	$830.2
Other comprehensive income (loss):
Net (losses) gains on derivative instruments (net of tax of $0.6, $(1.5), $2.0 and $(0.6), respectively)	(1.6)	3.7	(4.3)	1.7
Reclassifications of net losses on derivative instruments (net of tax of $(0.2), $(0.2), $(0.5) and $(1.6), respectively)	0.7	0.2	1.4	2.6
Foreign currency adjustments (net of tax of $2.7, $0.0, $(2.2) and $(0.1), respectively)	16.1	(82.0)	(26.3)	(23.8)
Benefit plans (net of tax of $(0.1), $(0.2), $(0.3) and $(0.5), respectively)	0.2	0.6	0.8	1.3
Other comprehensive income (loss)	15.4	(77.5)	(28.4)	(18.2)
Comprehensive (loss) income including noncontrolling interests	(31.1)	(89.2)	410.3	812.0
Add comprehensive loss (deduct comprehensive income) attributable to noncontrolling interests, principally in AmeriGas Partners	44.6	64.1	(131.0)	(135.9)
Comprehensive income (loss) attributable to UGI Corporation	$13.5	$(25.1)	$279.3	$676.1
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Millions of dollars)

	Nine Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$438.7	$830.2
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	330.0	341.3
Deferred income tax benefit, net	(38.6)	(182.5)
Provision for uncollectible accounts	25.3	30.9
Changes in unrealized gains and losses on derivative instruments	200.7	(54.0)
Impairment of Partnership tradenames and trademarks	—	75.0
Loss on extinguishments of debt	6.1	—
Other, net	2.6	9.7
Net change in:
Accounts receivable and accrued utility revenues	(51.3)	(202.1)
Inventories	101.2	28.1
Utility deferred fuel and power costs, net of changes in unsettled derivatives	(19.3)	39.8
Accounts payable	(97.9)	(17.7)
Derivative instruments collateral deposits paid	(14.5)	(6.8)
Other current assets	79.4	(0.5)
Other current liabilities	(37.8)	35.4
Net cash provided by operating activities	924.6	926.8
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(510.2)	(394.2)
Acquisitions of businesses and assets, net of cash acquired	(58.4)	(190.7)
Other, net	5.1	9.4
Net cash used by investing activities	(563.5)	(575.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(142.8)	(131.8)
Distributions on AmeriGas Partners publicly held Common Units	(198.1)	(197.3)
Issuances of long-term debt, net of issuance costs	878.1	124.4
Repayments of long-term debt	(728.5)	(141.3)
Decrease in short-term borrowings	(99.6)	(32.0)
Receivables Facility net borrowings (repayments)	55.0	(39.0)
Issuances of UGI Common Stock	15.3	60.5
Repurchases of UGI Common Stock	(16.9)	(43.5)
Other, net	(4.1)	(2.3)
Net cash used by financing activities	(241.6)	(402.3)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5.7)	(3.3)
Cash, cash equivalents and restricted cash increase (decrease)	$113.8	$(54.3)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash at end of period	$576.0	$514.4
Cash, cash equivalents and restricted cash at beginning of period	462.2	568.7
Cash, cash equivalents and restricted cash increase (decrease)	$113.8	$(54.3)
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Common stock, without par value
Balance, beginning of period	$1,219.0	$1,193.4	$1,200.8	$1,188.6
Common Stock issued in connection with employee and director plans (including losses on treasury stock transactions), net of tax withheld	1.3	2.1	10.7	(1.7)
Equity-based compensation expense	3.6	3.0	12.4	11.6
Balance, end of period	$1,223.9	$1,198.5	$1,223.9	$1,198.5
Retained earnings
Balance, beginning of period	$2,818.2	$2,656.6	$2,610.7	$2,106.7
Cumulative effect of change in accounting principle - ASC 606	—	—	(7.1)	—
Reclassification of stranded income tax effects related to TCJA	—	—	6.6	—
Losses on common stock transactions in connection with employee and director plans	(2.8)	(26.6)	(13.9)	(32.0)
Net (loss) income attributable to UGI	(1.9)	52.4	307.7	694.3
Cash dividends on UGI Common Stock ($0.30, $0.26, $0.82 and $0.76 per share, respectively)	(52.3)	(45.2)	(142.8)	(131.8)
Balance, end of period	$2,761.2	$2,637.2	$2,761.2	$2,637.2
Accumulated other comprehensive income (loss)
Balance, beginning of period	$(160.8)	$(34.1)	$(110.4)	$(93.4)
Reclassification of stranded income tax effects related to TCJA	—	—	(6.6)	—
Net (losses) gains on derivative instruments	(1.6)	3.7	(4.3)	1.7
Reclassification of net losses on derivative instruments	0.7	0.2	1.4	2.6
Benefit plans	0.2	0.6	0.8	1.3
Foreign currency adjustments	16.1	(82.0)	(26.3)	(23.8)
Balance, end of period	$(145.4)	$(111.6)	$(145.4)	$(111.6)
Treasury stock
Balance, beginning of period	$(23.4)	$(41.6)	$(19.7)	$(38.6)
Common Stock issued in connection with employee and director plans, net of tax withheld	4.6	62.4	20.6	75.4
Repurchases of UGI Common Stock	—	(29.4)	(16.9)	(43.5)
Reacquired UGI Common Stock - employee and director plans	—	(4.2)	(2.8)	(6.1)
Balance, end of period	$(18.8)	$(12.8)	$(18.8)	$(12.8)
Total UGI stockholders’ equity	$3,820.9	$3,711.3	$3,820.9	$3,711.3
Noncontrolling interests
Balance, beginning of period	$463.0	$646.7	$418.6	$577.6
Net (loss) income attributable to noncontrolling interests, principally in AmeriGas Partners	(44.6)	(64.1)	131.0	135.9
Dividends and distributions	(65.8)	(65.7)	(197.3)	(197.5)
Other	0.2	(0.4)	0.5	0.5
Balance, end of period	$352.8	$516.5	$352.8	$516.5
Total equity	$4,173.7	$4,227.8	$4,173.7	$4,227.8
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

We conduct a domestic propane marketing and distribution business through AmeriGas Partners. AmeriGas Partners is a publicly traded limited partnership that conducts a national propane distribution business through its principal operating subsidiary, AmeriGas OLP. AmeriGas Partners and AmeriGas OLP are Delaware limited partnerships. UGI’s wholly owned second-tier subsidiary, AmeriGas Propane, Inc., serves as the General Partner of AmeriGas Partners and AmeriGas OLP. At June 30, 2019, the General Partner held a 1% general partner interest and a 25.3% limited partner interest in AmeriGas Partners and held an effective 27.0% ownership interest in AmeriGas OLP. Our limited partnership interest in AmeriGas Partners comprises Common Units. The remaining 73.7% interest in AmeriGas Partners comprises Common Units held by the public. The General Partner also holds incentive distribution rights that entitle it to receive distributions from AmeriGas Partners in excess of its 1% general partner interest under certain circumstances as further described in Note 14 of the Company’s 2018 Annual Report. Incentive distributions received by the General Partner during the nine months ended June 30, 2019 and 2018 were $34.3 and $34.0, respectively.

UGI International, through subsidiaries, conducts (1) an LPG distribution business throughout much of Europe and (2) an energy marketing business in France, Belgium, the Netherlands and the United Kingdom. These businesses are conducted principally through our subsidiaries, UGI France, Flaga, AvantiGas, DVEP and UniverGas.

Energy Services conducts directly and through subsidiaries energy marketing, midstream transmission, LNG, storage, natural gas gathering, natural gas production, electricity generation and energy services businesses primarily in the Mid-Atlantic region of the U.S. UGID owns all or a portion of electricity generation facilities principally located in Pennsylvania. HVAC also conducts heating, ventilation, air-conditioning, refrigeration and electrical contracting businesses in portions of eastern and central Pennsylvania. Energy Services and its subsidiaries’ storage, LNG and portions of its midstream transmission operations are subject to regulation by the FERC. On August 1, 2019, Energy Services completed the CMG Acquisition in which it acquired all of the equity interests in CMG and CMG’s approximately 47% interest in Pennant, for a total of approximately $1,275 in cash, subject to working capital and other adjustments. CMG and its direct and indirect subsidiaries provide natural gas gathering and processing services through five discrete systems located in western Pennsylvania, eastern Ohio and the panhandle of West Virginia. See Note 17 for further information.

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

The merger consideration is subject to proration designed to ensure that the total number of shares of UGI common stock issuable as merger consideration will equal approximately 34.6 million shares, and the amount of cash consideration paid will equal

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

approximately $530. Also, at the effective time of the Proposed Merger, the General Partner’s 1% economic general partner interest in AmeriGas Partners, which includes its incentive distribution rights, will convert into (i) 10,615,711 Common Units, which will remain outstanding as partnership interests in AmeriGas Partners, and (ii) a non-economic general partner interest in AmeriGas Partners. Pursuant to the Merger Agreement, until such time as the Proposed Merger becomes effective, the General Partner will continue to declare and cause to be paid regular quarterly cash distributions on outstanding Common Units in accordance with the Partnership Agreement in an amount that will not be less than $0.95 per Common Unit. In addition, the Merger Agreement requires that the record date for the quarterly cash distribution related to the quarter immediately prior to the quarter in which the closing of the Proposed Merger occurs be designated so that such record date precedes the closing of the Proposed Merger so as to permit the payment of such quarterly distribution to the holders of the Common Units; provided that the Partnership’s unitholders are not intended to receive, for any quarter, distributions both in respect of Common Units and also dividends in respect of shares of UGI common stock that they receive in exchange for such Common Units in the transaction.

Completion of the Proposed Merger is subject to certain customary conditions, including, among others: (i) approval of the Merger Agreement by holders of a majority of the outstanding Common Units; (ii) there being no law or injunction prohibiting consummation of the transactions contemplated under the Merger Agreement; (iii) the effectiveness of a registration statement on Form S-4 relating to the issuance of shares of UGI common stock pursuant to the Merger Agreement; (iv) approval for listing on the New York Stock Exchange of the shares of UGI common stock issuable pursuant to the Merger Agreement; (v) subject to specified materiality standards, the accuracy of certain representations and warranties of the other party; and (vi) compliance by the respective parties in all material respects with their respective covenants. UGI’s registration statement on Form S-4 relating to the Proposed Merger became effective on July 12, 2019.

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

Upon completion of the Proposed Merger, Common Units will no longer be publicly traded. Subject to the satisfaction or waiver of certain conditions, including the approval of the Merger Agreement by AmeriGas Partners’ unitholders at the Special Meeting to be held on August 21, 2019, the Proposed Merger is expected to close in the fourth quarter of Fiscal 2019.

The Proposed Merger will be accounted for in accordance with ASC 810, Consolidation - Overall-Changes in a Parent’s Ownership Interest in a Subsidiary. Because UGI controls AmeriGas Partners before and after the Proposed Merger, the changes in UGI’s ownership interest in the Partnership resulting from the merger will be accounted for as an equity transaction and no gain or loss will be recognized in UGI’s consolidated income statement. In addition, the carrying amounts of AmeriGas Partners’ assets and liabilities will not be adjusted. Finally, the tax effects of the merger will be reported as adjustments to deferred income taxes and UGI stockholders’ equity.

Note 2 — Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the SEC. They include all adjustments that we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2018, Condensed Consolidated Balance Sheet was derived from audited financial statements but does not include all footnote disclosures from the annual financial statements.

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
Restricted Cash. Restricted cash principally represents those cash balances in our commodity futures brokerage accounts that are restricted from withdrawal. Upon adoption of revised accounting guidance in October 2018 (see Note 3), changes in restricted cash is no longer reflected as a separate investing activity but included in cash, cash equivalents and restricted cash when reconciling the beginning and end of period total amounts in the Company’s Condensed Consolidated Statements of Cash Flows. The guidance required retrospective application, which resulted in adjustments to the previously reported cash flows from investing activities for the nine months ended June 30, 2018, increasing net cash used by investing activities by $2.6.

The following table provides a reconciliation of the total cash, cash equivalents and restricted cash reported on the Condensed Consolidated Balance Sheets to the corresponding amounts reported on the Condensed Consolidated Statements of Cash Flows.

	Cash, Cash Equivalents and Restricted Cash
	June 30, 2019	June 30, 2018	September 30, 2018	September 30, 2017
Cash and cash equivalents	$533.7	$506.7	$452.6	$558.4
Restricted cash	42.3	7.7	9.6	10.3
Cash, cash equivalents and restricted cash	$576.0	$514.4	$462.2	$568.7

Earnings Per Common Share. Basic earnings per share attributable to UGI shareholders reflect the weighted-average number of common shares outstanding. Diluted earnings per share attributable to UGI include the effects of dilutive stock options and common stock awards.

Shares used in computing basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Denominator (thousands of shares):
Weighted-average common shares outstanding — basic	174,759	173,991	174,541	173,744
Incremental shares issuable for stock options and awards (a)	—	2,816	2,848	2,958
Weighted-average common shares outstanding — diluted	174,759	176,807	177,389	176,702

(a)
For the three months ended June 30, 2019, incremental shares of 2,576 have been excluded as such incremental shares would be antidilutive due to the net loss for the period. For the nine months ended June 30, 2019, there were 244 shares associated with outstanding stock option awards that were excluded from the computation of diluted earnings per share above because their effect was antidilutive. There were no such shares for the three and nine months ended June 30, 2018.

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

In order to reduce the volatility in net income associated with our foreign operations, principally as a result of changes in the U.S. dollar exchange rate between the euro and British pound sterling, we enter into forward foreign currency exchange contracts. Because these contracts do not qualify for hedge accounting treatment, realized and unrealized gains and losses on these contracts are recorded in “Other non-operating income, net” on the Condensed Consolidated Statements of Income.

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

Purchase Price Allocations. From time to time, the Company enters into material business combinations. In accordance with accounting guidance associated with business combinations, the purchase price is allocated to the various assets acquired and liabilities assumed at their estimated fair value as of the acquisition date. Fair values of assets acquired and liabilities assumed are based upon available information. Estimating fair values is generally subject to significant judgment and assumptions and most commonly impacts property, plant and equipment and intangible assets, including those with indefinite lives. Generally, we have, if necessary, up to one year from the acquisition date to finalize the purchase price allocation.

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

Our results for the three and nine months ended June 30, 2018 were significantly affected by the enactment of the TCJA in the U.S. and the enactment of the December 2017 French Finance Bills in France. See Note 6 for additional information regarding the effects of the TCJA and the December 2017 French Finance Bills.

Other non-operating income (expense), net. Included in “Other non-operating income, net,” on the Condensed Consolidated Statements of Income are net gains and losses on forward foreign currency contracts used to reduce volatility in net income associated with our foreign operations, and non-service income (expense) associated with our pension and other postretirement plans.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Reclassifications. Certain amounts for the three and nine months ended June 30, 2018, have been reclassified as a result of the adoption of revised accounting guidance pertaining to certain net periodic pension and other postretirement benefit costs and restricted cash (see Note 3). In addition, certain other prior-period amounts have been reclassified to conform to the current-period presentation.

Note 3 — Accounting Changes
New Accounting Standards Adopted Effective October 1, 2018

Revenue Recognition. Effective October 1, 2018, the Company adopted new accounting guidance regarding revenue recognition. See Notes 2 and 4 for a detailed description of the impact of the new guidance and related disclosures.

Cloud Computing Implementation Costs. In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The new guidance requires a customer in a cloud computing arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. These deferred implementation costs are expensed over the fixed, noncancelable term of the service arrangement plus any reasonably certain renewal periods. The new guidance also requires the entity to present the expense related to the capitalized implementation costs in the same income statement line as the hosting service fees; to classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments for hosting service fees; and to present the capitalized implementation costs in the balance sheet in the same line item in which prepaid hosting service fees are presented. The new guidance can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We adopted this ASU effective October 1, 2018, and applied the guidance prospectively to all implementation costs associated with cloud computing arrangements that are service contracts incurred beginning October 1, 2018. The adoption of the new guidance did not have a material impact on our results of operations for the three and nine months ended June 30, 2019.

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

The guidance became effective for the Company beginning October 1, 2018, with retrospective adoption for the presentation of pension and postretirement expense on the income statement and a prospective adoption for capitalization. The Company’s Condensed Consolidated Statement of Income for the three and nine months ended June 30, 2018, has been recast to reflect the retrospective adoption for the presentation of the non-service cost component of net periodic pension and other postretirement benefit cost, net of estimated amounts capitalized, within “Other non-operating income, net,” on the Condensed Consolidated Statement of Income. Previously, the non-service cost components were reflected in “Operating and administrative expenses.”

The amount of income (expense) comprising the non-service cost components of our pension and postretirement benefit plans, net of amounts capitalized, presented in "Other non-operating income, net,” totaled $0.1 and $0.4, respectively, for the three and nine months ended June 30, 2019, and $(1.0) and $(5.7), respectively, for the three and nine months ended June 30, 2018.

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
Accounting Standards Not Yet Adopted

Pension and Other Postretirement Benefit Costs Disclosures. In August 2018, the FASB issued ASU No. 2018-14, “Changes to the Disclosure Requirements for Defined Benefit Plans.” This ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing and adding certain disclosures for these plans. The amendments in this ASU are effective for interim and annual periods beginning October 1, 2020 (Fiscal 2021). The guidance shall be adopted retrospectively for all periods presented in the financial statements. Early adoption is permitted. The Company expects to adopt the new guidance in the fourth quarter of Fiscal 2019. The adoption of the new guidance is not expected to have a material impact on the Company’s financial statements.

Fair Value Measurements Disclosures. In August 2018, the FASB issued ASU No. 2018-13, “Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The amendments in this ASU are effective for annual periods beginning October 1, 2020 (Fiscal 2021). The guidance regarding removing and modifying disclosures will be adopted on a retrospective basis and the guidance regarding new disclosures will be adopted on a prospective basis. Early adoption is permitted. The Company expects to adopt the new guidance in the fourth quarter of Fiscal 2019. The adoption of the new guidance is not expected to have a material impact on the Company’s financial statements.

Derivatives and Hedging. In August 2017, the FASB issued ASU No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” This ASU amends and simplifies existing guidance to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The amendments in this ASU are effective for the Company for interim and annual periods beginning October 1, 2019 (Fiscal 2020). Early adoption is permitted. For cash flow and net investment hedges as of the adoption date, the guidance requires a modified retrospective approach. The amended presentation and disclosure guidance is required prospectively. The Company expects to adopt the new guidance in the first quarter of Fiscal 2020. The adoption of the new guidance is not expected to have a material impact on the Company’s financial statements.

Credit Losses. In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU requires entities to estimate lifetime expected credit losses for financial instruments not measured at fair value through net income, including trade and other receivables, net investments in leases, financial receivables, debt securities, and other financial instruments, which may result in earlier recognition of credit losses. Further, the new current expected credit loss model may affect how entities estimate their allowance for loss for receivables that are current with respect to their payment terms. ASU 2016-13 is effective for the Company for interim and annual periods beginning October 1, 2020 (Fiscal 2021). Early adoption is permitted. The Company is in the process of assessing the impact on its financial statements from the adoption of the new guidance and determining the period in which the new guidance will be adopted.

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

Note 4 — Revenue from Contracts with Customers

The Company recognizes revenue when control of promised goods or services is transferred to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The Company generally has the right to consideration from a customer in an amount that corresponds directly with the value to the customer for our performance completed to date. As such, we have elected to recognize revenue in the amount to which we have a right to invoice except in the case of certain of UGI Utilities’ large delivery service customers and Midstream & Marketing’s peaking contracts for which we recognize revenue on a straight-line basis over the term of the contract, consistent with when the performance obligations are satisfied by the Company.

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

The terms of our core market customer contracts are generally considered day-to-day as customers can discontinue service at any time without penalty. Performance obligations are generally satisfied over time as the natural gas or electricity is delivered to customers, at which point the customers simultaneously receive and consume the benefits provided by the delivery service and, when applicable, the commodity. Amounts are billed to customers based upon the reading of a customer’s meter, which occurs on a cycle basis throughout each reporting period. An unbilled amount is recorded at the end of each reporting period based upon estimated amounts of natural gas or electricity delivered to customers since the date of the last meter reading. These unbilled estimates consider various factors such as historical customer usage patterns, customer rates and weather.

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
Contracts with customers comprise different types of contracts with varying length terms, fixed or variable prices, and fixed or variable quantities. Contracts with our residential customers, which comprise a substantial number of our customer contracts, are generally one year or less. Customer contracts for the sale of LPG include fixed-price, fixed-quantity contracts under which LPG is provided to customers at a fixed price and a fixed volume, and contracts that provide for the sale of propane at market prices at date of delivery with no fixed volumes. AmeriGas Propane offers contracts that permit customers to lock in a fixed price for their volumes for a fee and also provide customers with the option to pre-buy a fixed amount of propane at a fixed price. Amounts received under pre-buy arrangements are recorded as a contract liability when received and recorded as revenue when LPG is delivered and control is transferred to the customer. Fees associated with fixed-price contracts are recorded as contract liabilities and recorded ratably over the contract period.
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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to customers or cash receipts. Contract assets represent our right to consideration after the performance obligations have been satisfied when such right is conditioned on something other than the passage of time. Contract assets were not material at June 30, 2019. Substantially all of our receivables are unconditional rights to consideration and are included in “Accounts receivable” and, in the case of UGI Utilities, “Accrued utility revenues” on the Condensed Consolidated Balance Sheets. Amounts billed are generally due within the following month.
Contract liabilities arise when payment from a customer is received before the performance obligations have been satisfied and represent the Company’s obligations to transfer goods or services to a customer for which we have received consideration. The balances of contract liabilities were $75.0 and $115.6 at June 30, 2019 and October 1, 2018, respectively, and are included in “Other current liabilities” and “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets. Revenue recognized for the nine months ended June 30, 2019, from the amount included in contract liabilities at October 1, 2018 was $89.3.

Revenue Disaggregation
The following tables present our disaggregated revenues by reportable segment for the three and nine months ended June 30, 2019:

Three Months Ended June 30, 2019	Total	Eliminations	AmeriGas Propane	UGI International	Midstream & Marketing (a)	UGI Utilities (a)	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$78.1	$—	$—	$—	$—	$78.1	$—
Commercial & Industrial	34.2	—	—	—	—	34.2	—
Large delivery service	27.8	—	—	—	—	27.8	—
Off-system sales and capacity releases	4.0	(10.1)	—	—	—	14.1	—
Other (b)	8.3	(0.8)	—	—	—	9.1	—
Total Utility	152.4	(10.9)	—	—	—	163.3	—
Non-Utility:
LPG:
Retail	754.1	—	405.9	348.2	—	—	—
Wholesale	44.5	—	8.8	35.7	—	—	—
Energy Marketing	274.8	(23.7)	—	80.4	218.1	—	—
Midstream:
Pipeline	17.6	—	—	—	17.6	—	—
Peaking	3.2	(3.2)	—	—	6.4	—	—
Other	0.1	—	—	—	0.1	—	—
Electricity Generation	8.9	—	—	—	8.9	—	—
Other	76.2	(1.1)	48.2	14.6	14.5	—	—
Total Non-Utility	1,179.4	(28.0)	462.9	478.9	265.6	—	—
Total revenues from contracts with customers	1,331.8	(38.9)	462.9	478.9	265.6	163.3	—
Other revenues (c)	31.9	(0.7)	15.8	7.7	1.7	0.6	6.8
Total revenues	$1,363.7	$(39.6)	$478.7	$486.6	$267.3	$163.9	$6.8

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Nine Months Ended June 30, 2019	Total	Eliminations	AmeriGas Propane	UGI International	Midstream & Marketing (a)	UGI Utilities (a)	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$494.1	$—	$—	$—	$—	$494.1	$—
Commercial & Industrial	202.5	—	—	—	—	202.5	—
Large delivery service	111.4	—	—	—	—	111.4	—
Off-system sales and capacity releases	41.1	(57.5)	—	—	—	98.6	—
Other (b)	5.5	(2.3)	—	—	—	7.8	—
Total Utility	854.6	(59.8)	—	—	—	914.4	—
Non-Utility:
LPG:
Retail	3,389.4	—	2,002.4	1,387.0	—	—	—
Wholesale	198.3	—	55.0	143.3	—	—	—
Energy Marketing	1,295.8	(117.6)	—	386.2	1,027.2	—	—
Midstream:
Pipeline	59.4	—	—	—	59.4	—	—
Peaking	13.3	(93.6)	—	—	106.9	—	—
Other	1.8	—	—	—	1.8	—	—
Electricity Generation	32.2	—	—	—	32.2	—	—
Other	239.7	(2.5)	165.9	39.7	36.6	—	—
Total Non-Utility	5,229.9	(213.7)	2,223.3	1,956.2	1,264.1	—	—
Total revenues from contracts with customers	6,084.5	(273.5)	2,223.3	1,956.2	1,264.1	914.4	—
Other revenues (c)	85.5	(2.5)	47.2	24.3	5.0	1.8	9.7
Total revenues	$6,170.0	$(276.0)	$2,270.5	$1,980.5	$1,269.1	$916.2	$9.7

(a)	Includes intersegment revenues principally among Midstream & Marketing, UGI Utilities and AmeriGas Propane.

(b)
UGI Utilities includes an unallocated negative surcharge revenue increase (reduction) of $3.3 and $(11.3) for the three and nine months ended June 30, 2019, respectively, as a result of a PAPUC Order issued May 17, 2018, related to the TCJA (see Note 8).

(c)
Primarily represents revenues from tank rentals at AmeriGas Propane and UGI International, revenues from certain gathering assets at Midstream & Marketing, and gains and losses on commodity derivative instruments not associated with current-period transactions reflected in Corporate & Other, none of which are within the scope of ASC 606 and are accounted for in accordance with other GAAP.

Remaining Performance Obligations
The Company has elected to use practical expedients as allowed in ASC 606 to exclude disclosures related to the aggregate amount of the transaction price allocated to certain performance obligations that are unsatisfied as of the end of the reporting period because these contracts have an initial expected term of one year or less, or we have a right to bill the customer in an amount that corresponds directly with the value of services provided to the customer to date. Certain contracts with customers at Midstream & Marketing and UGI Utilities contain minimum future performance obligations through 2047 and 2053, respectively. At June 30, 2019, Midstream & Marketing and UGI Utilities expect to record approximately $1.5 billion and $0.2 billion of revenues, respectively, related to the minimum future performance obligations over the remaining terms of the related contracts.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Note 5 — Inventories

Inventories comprise the following:

	June 30, 2019	September 30, 2018	June 30, 2018
Non-utility LPG and natural gas	$141.6	$231.7	$177.0
Gas Utility natural gas	15.5	37.3	18.6
Materials, supplies and other	58.0	49.2	57.6
Total inventories	$215.1	$318.2	$253.2

At June 30, 2019, UGI Utilities was party to four principal SCAAs with terms of up to three years. Pursuant to the SCAAs, UGI Utilities has, among other things, released certain natural gas storage and transportation contracts for the terms of the SCAAs. UGI Utilities also transferred certain associated natural gas storage inventories upon commencement of the SCAAs, will receive a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the terms of the SCAAs. The historical cost of natural gas storage inventories released under the SCAAs, which represents a portion of Gas Utility’s total natural gas storage inventories, and any exchange receivable (representing amounts of natural gas inventories used by the other parties to the agreement but not yet replenished for which UGI Utilities has the rights), are included in the caption “Gas Utility natural gas” in the table above.

As of June 30, 2019, all of UGI Utilities’ SCAAs were with Energy Services, the effects of which are eliminated in consolidation. The carrying value of gas storage inventories released under the SCAAs with non-affiliates at September 30, 2018 and June 30, 2018, comprising 2.3 bcf and 1.2 bcf of natural gas, was $5.4 and $2.7, respectively. There were no gas storage inventories associated with non-affiliates at June 30, 2019.

Note 6 — Income Taxes

Results for the three and nine months ended June 30, 2018, reflect the impacts of two significant tax law changes in the U.S. and in France including remeasurement adjustments to deferred income tax assets and liabilities in the U.S. and France. The following sections describe these tax law changes.

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
In accordance with GAAP as determined by ASC 740, we are required to record the effects of tax law changes in the period enacted. As further discussed below, our results for the three and nine months ended June 30, 2018, contained provisional estimates of the impact of the TCJA. These amounts were considered provisional because they used estimates for which tax returns had not yet been filed and because estimated amounts could have been impacted by future regulatory and accounting guidance if and when issued. We adjusted provisional amounts as further information became available and as we refined our calculations. As permitted by SEC Staff Accounting Bulletin No. 118, these adjustments occurred during the reasonable “measurement period” defined as twelve months from the date of enactment. During the three months ended December 31, 2018, adjustments to provisional amounts recorded in prior periods were not material.
As a result of the enactment of the TCJA on December 22, 2017, during the three and nine months ended June 30, 2018, we reduced our net deferred income tax liabilities by $0.8 and $389.6, respectively, due to the remeasuring of our existing federal deferred income tax assets and liabilities as of the date of the enactment of the TCJA, and as a result of adjusting our original provisional amounts during the quarters ended March 31, 2018 and June 30, 2018. Because current law requires that excess deferred income taxes associated with UGI Utilities’ regulated utility plant assets are to be amortized no more rapidly than over the remaining lives

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

of the assets that gave rise to the excess deferred taxes, UGI Utilities recorded a regulatory liability related to such excess deferred income taxes (see Note 8).
For the nine months ended June 30, 2018, discrete deferred income tax adjustments reduced income tax expense by $172.1, which amount includes $0.8 of adjustments recorded during the three months ended June 30, 2018 in accordance with the previously mentioned SEC Staff Accounting Bulletin No. 118. The $172.1 discrete deferred income tax adjustment for the nine months ended June 30, 2018, was comprised of the following:
(1)a $181.1 reduction in net deferred tax liabilities in the U.S from the reduction of the U.S. tax rate;
(2)the establishment of $7.6 of valuation allowances related to deferred tax assets impacted by U.S. tax law changes; and
(3)a $1.4 “toll tax” on un-repatriated foreign earnings.

For the three and nine months ended June 30, 2019 and 2018, we included the estimated impacts of the TCJA in determining our estimated annual effective income tax rates. We are subject to a 21.0% U.S. federal tax rate in Fiscal 2019. We were subject to a blended U.S. federal tax rate of 24.5% for Fiscal 2018 because our fiscal year contained the effective date of the rate change from 35% to 21% on January 1, 2018. As a result, our annual effective income tax rate used for the nine months ended June 30, 2019 was based upon a federal income tax rate of 21.0% and our annual effective tax rate used for the nine months ended June 30, 2018 was based upon a federal income tax rate of 24.5%. Our estimated annual effective tax rate was not impacted by any regulatory action taken by the PAPUC.
December 2017 French Finance Bills
In December 2017, the December 2017 French Finance Bills were approved. One impact of the December 2017 French Finance Bills was an increase in the Fiscal 2018 corporate income tax rate in France from 34.4% to 39.4%. The December 2017 French Finance Bills also include measures to reduce the corporate income tax rate to 25.8%, effective for fiscal years starting after January 1, 2022 (Fiscal 2023). As a result of the future corporate income tax rate reduction effective in Fiscal 2023, during the three months ended December 31, 2017, the Company reduced its net French deferred income tax liabilities and recognized an estimated deferred tax benefit of $17.3. During the six months ended June 30, 2018, this estimated deferred tax benefit was adjusted downward by $3.8 to $13.5. The estimated annual effective income tax rate used in determining income taxes for the nine months ended June 30, 2018, reflected the impact of the single year Fiscal 2018 income tax rate as a result of the December 2017 French Finance Bills.
Note 7 — Goodwill and Intangible Assets

Goodwill and intangible assets comprise the following:

	June 30, 2019	September 30, 2018	June 30, 2018
Goodwill (not subject to amortization)	$3,159.1	$3,160.4	$3,169.0
Intangible assets:
Customer relationships, noncompete agreements and other	$844.7	$848.6	$852.5
Trademarks and tradenames	16.4	7.9	7.9
Accumulated amortization	(432.7)	(393.2)	(381.2)
Intangible assets, net (definite-lived)	428.4	463.3	479.2
Trademarks and tradenames (indefinite-lived)	51.6	50.3	50.6
Total intangible assets, net	$480.0	$513.6	$529.8

The changes in goodwill and intangible assets are primarily due to acquisitions and the effects of foreign currency translation. Amortization expense of intangible assets was $14.6 and $14.9 for the three months ended June 30, 2019 and 2018, respectively, and $43.7 and $43.4 for the nine months ended June 30, 2019 and 2018, respectively. Amortization expense included in “Cost of sales” on the Condensed Consolidated Statements of Income was not material. The estimated aggregate amortization expense of intangible assets for the remainder of Fiscal 2019 and for the next four fiscal years is as follows: remainder of Fiscal 2019 — $14.9; Fiscal 2020 — $58.1; Fiscal 2021 — $54.9; Fiscal 2022 — $51.8; Fiscal 2023 — $50.3.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

In April 2018, a plan to discontinue the use of certain indefinite-lived tradenames and trademarks, primarily associated with the January 2012 acquisition of Heritage Propane, was presented to the Partnership’s senior management. After considering the merits of the plan, the Partnership’s senior management approved a plan to discontinue the use of these tradenames and trademarks over a period of approximately three years. As a result, during the three months ended June 30, 2018, the Partnership determined that these tradenames and trademarks no longer had indefinite lives and, in accordance with GAAP associated with intangible assets, adjusted the carrying amounts of these tradenames and trademarks to their estimated fair values of approximately $7.9. During the three months ended June 30, 2018, the Partnership recorded a non-cash, pre-tax impairment charge of $75.0, which amount is reflected in “Impairment of Partnership tradenames and trademarks” on the Condensed Consolidated Statements of Income, and is amortizing the remaining fair value of these tradenames and trademarks of $7.9 over their estimated period of benefit of three years.

Note 8 — Utility Regulatory Assets and Liabilities and Regulatory Matters

For a description of the Company’s regulatory assets and liabilities other than those described below, see Note 8 in the Company’s 2018 Annual Report. Other than removal costs, UGI Utilities does not recover a rate of return on its regulatory assets listed below. The following regulatory assets and liabilities associated with UGI Utilities are included on the Condensed Consolidated Balance Sheets:

	June 30, 2019	September 30, 2018	June 30, 2018
Regulatory assets:
Income taxes recoverable	$123.9	$110.1	$130.0
Underfunded pension and postretirement plans	81.8	87.1	132.2
Environmental costs	56.6	58.8	59.8
Removal costs, net	29.3	32.0	31.0
Other	9.0	13.0	7.1
Total regulatory assets	$300.6	$301.0	$360.1
Regulatory liabilities (a):
Postretirement benefits	$16.5	$17.8	$16.9
Deferred fuel and power refunds	12.4	36.7	44.5
State tax benefits — distribution system repairs	25.2	22.6	20.7
PAPUC temporary rates order	25.4	24.4	24.1
Excess federal deferred income taxes	282.7	285.2	301.2
Other	14.0	3.5	5.1
Total regulatory liabilities	$376.2	$390.2	$412.5

(a)	Regulatory liabilities are included in “Other current liabilities” and “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets.

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

Gas Utility uses derivative instruments to reduce volatility in the cost of gas it purchases for retail core-market customers. Realized and unrealized gains or losses on natural gas derivative instruments are included in deferred fuel and power costs or refunds. Net unrealized (losses) gains on such contracts at June 30, 2019, September 30, 2018 and June 30, 2018 were $(2.1), $2.9 and $1.9, respectively.

PAPUC temporary rates order. On May 17, 2018, the PAPUC ordered each regulated utility currently not in a general base rate case proceeding, including UGI Gas, PNG and CPG, to reduce their rates to credit customers any tax savings as a result of TCJA through the establishment of a negative surcharge applied to bills rendered on or after July 1, 2018. In accordance with the terms of the temporary rates order, the initial temporary negative surcharge was reconciled at the end of Fiscal 2018 to reflect the difference

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

in the amount of bill credit received by customers and the amount of benefits received by the Company through the fiscal year end period and updated negative surcharges were placed in effect on January 1, 2019 at rates of 4.71%, 2.87% and 6.34%, respectively, for the UGI South, UGI North and UGI Central rate districts (as described below). These negative surcharges will remain in place until the effective date of new rates established in Gas Utility’s current general base rate proceeding filed January 28, 2019.
In its May 17, 2018 Order, the PAPUC also required Pennsylvania utilities to establish a regulatory liability for tax benefits that accrued during the period January 1, 2018 through June 30, 2018, resulting from the reduced federal tax rate. The rate treatment of this regulatory liability is addressed in Gas Utility’s base rate proceeding filed January 28, 2019 (see “Base Rate Filings” below). In its initial filing, Gas Utility has proposed a 4.5% negative surcharge applicable to all customer distribution service bills to return $24.0 of tax benefits experienced by UGI Utilities over the period January 1, 2018 to June 30, 2018, plus applicable interest, thereby satisfying a requirement to make a proposal for distributing those benefits within three years of the May 17, 2018 Order. As proposed, the negative surcharge would become effective for a twelve-month period beginning on the effective date of the new base rates.
For Pennsylvania utilities that were in a general base rate proceeding, including Electric Utility, no negative surcharge applied. The tax benefits that accrued during the period January 1, 2018 through October 26, 2018, the date before Electric Utility’s base rate case became effective (see below), were refunded to Electric Utility ratepayers through a one-time bill credit.

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
Other Regulatory Matters

Utility Merger. On March 8, 2018 and March 13, 2018, UGI Utilities filed merger authorization requests with the PAPUC and MDPSC, respectively, to merge PNG and CPG into UGI Utilities. After receiving all necessary FERC, MDPSC, and PAPUC approvals, CPG and PNG were merged with and into UGI Utilities, effective October 1, 2018. Consistent with the MDPSC order issued July 25, 2018, and the PAPUC order issued September 26, 2018, the former CPG, PNG and UGI Utilities, Inc. Gas Division service territories became the UGI Central, UGI North and UGI South rate districts of the UGI Utilities, Inc. Gas Division, respectively, without any ratemaking change. UGI Utilities’ obligations under the settlement approved by the PAPUC include various non-monetary conditions requiring UGI Utilities to maintain separate accounting-type schedules for limited future ratemaking purposes.

Base Rate Filings. On January 28, 2019, Gas Utility filed a request with the PAPUC to increase its operating revenues for residential, commercial and industrial customers by $71.1 annually. The requested rate increase applies to the consolidated UGI Central, UGI North and UGI South rate districts. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service and fund new programs designed to promote and reward customers’ efforts to increase efficient use of natural gas. Additionally, Gas Utility has proposed a 4.5% negative surcharge applicable to all customer distribution service bills to return $24.0 of tax benefits experienced by UGI Utilities over the period January 1, 2018 to June 30, 2018, plus applicable interest. As proposed, the negative surcharge would become effective for a twelve-month period beginning on the effective date of the new base rates. Gas Utility requested that the new gas rates become effective March 29, 2019. The PAPUC entered an Order dated February 28, 2019, suspending the effective date for the rate increase to allow for investigation and public hearings. On July 22, 2019, a Joint Petition for Approval of Settlement of all issues supported by all active parties was filed with the PAPUC. The Joint Petition is subject to receipt of a recommended decision by a PAPUC administrative law judge and an order of the PAPUC approving the settlement. Unless the PAPUC issues a final order prior to the end of the statutory suspension period, October 28, 2019, the initial proposed rate increase will become effective the next day, subject to refund and a subsequent PAPUC order. The Company cannot predict the timing or the ultimate outcome of the rate case review process.

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

Manor Township, Pennsylvania Natural Gas Incident Complaint. In connection with a July 2, 2017, explosion in Manor Township, Lancaster County, Pennsylvania, that resulted in the death of one UGI Utilities employee and injuries to two UGI Utilities employees and one sewer authority employee, and destroyed two residences and damaged several other homes, BIE filed a formal complaint at the PAPUC in which BIE alleged that UGI Utilities committed multiple violations of federal and state gas pipeline regulations in connection with its emergency response leading up to the explosion, and it requested that the PAPUC order UGI Utilities to pay approximately $2.1 in civil penalties, which is the maximum allowable fine. On November 16, 2018, UGI Utilities filed its formal written answer contesting the BIE complaint. The matter remains pending before the PAPUC.

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

Under the Receivables Facility, Energy Services transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special purpose subsidiary, ESFC, which is consolidated for financial statement purposes. ESFC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in some or all of the receivables to a major bank. Amounts sold to the bank are reflected as “Short-term borrowings” on the Condensed Consolidated Balance Sheets. ESFC was created and has been structured to isolate its assets from creditors of Energy Services and its affiliates, including UGI. Trade receivables sold to the bank remain on the Company’s balance sheet and the Company reflects a liability equal to the amount advanced by the bank. The Company records interest expense on amounts owed to the bank. Energy Services continues to service, administer and collect trade receivables on behalf of the bank, as applicable. Losses on sales of receivables to the bank during the three and nine months ended June 30, 2019 and 2018, which are included in “Interest expense” on the Condensed Consolidated Statements of Income, were not material.

Information regarding the trade receivables transferred to ESFC and the amounts sold to the bank for the nine months ended June 30, 2019 and 2018, as well as the balance of ESFC trade receivables at June 30, 2019, September 30, 2018 and June 30, 2018, is as follows:

	Nine Months Ended June 30,
	2019	2018
Trade receivables transferred to ESFC during the period	$1,168.4	$1,051.7
ESFC trade receivables sold to the bank during the period	$173.0	$176.0

	June 30, 2019	September 30, 2018	June 30, 2018
ESFC trade receivables - end of period (a)	$74.2	$65.0	$58.3

(a)
At June 30, 2019 and September 30, 2018, the amounts of ESFC trade receivables sold to the bank were $55.0 and $2.0, respectively. At June 30, 2018, there were no ESFC trade receivables sold to the bank. Amounts sold to the bank are reflected as “Short-term borrowings” on the Condensed Consolidated Balance Sheets.

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

On June 27, 2019, UGI Utilities entered into the UGI Utilities 2019 Credit Agreement with a group of banks providing for borrowings up to $350 (including a $100 sublimit for letters of credit). UGI Utilities may request an increase in the amount of loan commitments under the UGI Utilities 2019 Credit Agreement to a maximum aggregate amount of $150. Concurrently with entering into the UGI Utilities 2019 Credit Agreement, UGI Utilities terminated its existing $450 revolving credit agreement dated March 27, 2015. Under the UGI Utilities 2019 Credit Agreement, UGI Utilities may borrow at various prevailing market interest rates, including LIBOR and the banks’ prime rate, plus a margin. The margin on such borrowings ranges from 0.0% to 1.75% and is based upon the credit ratings of certain indebtedness of UGI Utilities. The UGI Utilities 2019 Credit Agreement requires UGI Utilities not to exceed a ratio of Consolidated Debt to Consolidated Total Capital, as defined, of 0.65 to 1.0. The UGI Utilities 2019 Credit

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Agreement is currently scheduled to expire in June 2020, but will be extended to June 2024 if on or before June 25, 2020, UGI Utilities satisfies certain requirements relating to approval by the PAPUC. UGI Utilities is currently seeking such PAPUC approval.

Note 11 — Commitments and Contingencies
UGI Standby Commitment to Purchase AmeriGas Partners Class B Common Units
On November 7, 2017, UGI entered into a Standby Equity Commitment Agreement with AmeriGas Partners and AmeriGas Propane, Inc. Under the terms of the Commitment Agreement, upon the request of AmeriGas Partners from time to time, in each instance only with prior approval by the General Partner Audit Committee, which would be made in its sole and absolute discretion, UGI committed to make up to $225 of capital contributions to the Partnership through July 1, 2019. Under the terms of the Commitment Agreement, the last date on which AmeriGas Partners could have requested a capital contribution, without the consent of UGI, was May 17, 2019. AmeriGas Partners did not request, and UGI did not make, any capital contributions under the Commitment Agreement and the agreement has now terminated in accordance with its terms.

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
Prior to the Utility Merger, each of UGI Utilities and its subsidiaries, CPG and PNG, were subject to COAs with the PADEP to address the remediation of specified former MGP sites in Pennsylvania. In accordance with the COAs, as amended to recognize the Utility Merger, UGI Utilities, as the successor to CPG and PNG, is required to either obtain a certain number of points per calendar year based on defined eligible environmental investigatory and/or remedial activities at the MGPs and in the case of one COA, an additional obligation to plug specific natural gas wells, or make expenditures for such activities in an amount equal to an annual environmental cost cap (i.e. minimum expenditure threshold). The cost cap of the three COAs, in the aggregate, is $5.4. The three COAs are currently scheduled to terminate at the end of 2031, 2020 and 2020. At June 30, 2019, September 30, 2018 and June 30, 2018, our aggregate estimated accrued liabilities for environmental investigation and remediation costs related to the COAs totaled $47.6, $51.0 and $52.2, respectively. UGI Utilities has recorded associated regulatory assets for these costs because recovery of these costs from customers is probable (see Note 8).

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

From time to time, UGI Utilities is notified of sites outside Pennsylvania on which private parties allege MGPs were formerly owned or operated by UGI Utilities or owned or operated by a former subsidiary. Such parties generally investigate the extent of environmental contamination or perform environmental remediation. Management believes that, under applicable law, UGI Utilities should not be liable in those instances in which a former subsidiary owned or operated an MGP. There could be, however, significant future costs of an uncertain amount associated with environmental damage caused by MGPs outside Pennsylvania that UGI Utilities directly operated, or that were owned or operated by a former subsidiary of UGI Utilities if a court were to conclude that (1) the subsidiary’s separate corporate form should be disregarded, or (2) UGI Utilities should be considered to have been an operator because of its conduct with respect to its subsidiary’s MGP. At June 30, 2019, September 30, 2018 and June 30, 2018, neither the undiscounted nor the accrued liability for environmental investigation and cleanup costs for UGI Utilities’ MGP sites outside Pennsylvania was material.

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

Proposed Merger Lawsuits. In connection with the Proposed Merger (see Note 1), on June 5, 2019, a single AmeriGas Partners unitholder filed a class action complaint in the United States District Court for the District of Delaware. On July 9, 2019, a second AmeriGas Partners unitholder filed a complaint in the United States District Court for the Eastern District of Pennsylvania. The complaints generally allege that the May 6, 2019 registration statement filed with the SEC in connection with the Proposed Merger included materially incomplete and/or misleading information in violation of the federal securities laws. The complaints request, among other things, that the respective courts enjoin the parties from proceeding with the Proposed Merger or rescind the Proposed Merger if it does close. Both plaintiffs seek an award of attorneys’ fees and costs. AmeriGas Partners has not yet answered or responded to the complaints.

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

The service cost component of our pension and other postretirement plans, net of amounts capitalized, are reflected in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income. The non-service cost component, net of amounts capitalized, are reflected in “Other non-operating income, net” on the Condensed Consolidated Statements of Income. Net periodic pension cost and other postretirement benefit cost include the following components:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended June 30,	2019	2018	2019	2018
Service cost	$2.5	$2.8	$—	$0.2
Interest cost	6.8	6.5	0.2	0.3
Expected return on assets	(9.0)	(8.7)	(0.2)	(0.2)
Amortization of:
Prior service cost (benefit)	0.1	—	(0.1)	—
Actuarial loss (gain)	1.9	3.4	—	—
Net benefit cost (benefit)	2.3	4.0	(0.1)	0.3
Change in associated regulatory liabilities	—	—	(0.3)	(0.1)
Net benefit cost (benefit) after change in regulatory liabilities	$2.3	$4.0	$(0.4)	$0.2

	Pension Benefits		Other Postretirement Benefits
Nine Months Ended June 30,	2019	2018	2019	2018
Service cost	$7.6	$8.4	$0.1	$0.6
Interest cost	20.4	19.5	0.5	0.7
Expected return on assets	(27.1)	(25.9)	(0.6)	(0.6)
Amortization of:
Prior service cost (benefit)	0.2	0.2	(0.3)	(0.2)
Actuarial loss (gain)	5.8	10.0	(0.1)	—
Net benefit cost (benefit)	6.9	12.2	(0.4)	0.5
Change in associated regulatory liabilities	—	—	(1.0)	(0.4)
Net benefit cost (benefit) after change in regulatory liabilities	$6.9	$12.2	$(1.4)	$0.1

The U.S. Pension Plan’s assets are held in trust and consist principally of publicly traded, diversified equity and fixed income mutual funds and, to a much lesser extent, UGI Common Stock. It is our general policy to fund amounts for U.S. Pension Plan benefits equal to at least the minimum required contribution set forth in applicable employee benefit laws. During the nine months ended June 30, 2019 and 2018, the Company made cash contributions to the U.S. Pension Plan of $8.2 and $10.1, respectively. The Company expects to make additional cash contributions of approximately $3.0 to the U.S. Pension Plan during the remainder of Fiscal 2019.

UGI Utilities has established a VEBA trust to pay retiree health care and life insurance benefits by depositing into the VEBA the annual amount of postretirement benefits costs, if any. The difference between such cash deposits or expense recorded and the amounts included in UGI Gas’ and Electric Utility’s rates, if any, is deferred for future recovery from, or refund to, ratepayers. There were no required contributions to the VEBA during the nine months ended June 30, 2019 and 2018.

We also sponsor unfunded and non-qualified supplemental executive defined benefit retirement plans. Net costs associated with these plans for the three and nine months ended June 30, 2019 and 2018, were not material.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Note 13 — Fair Value Measurements

Recurring Fair Value Measurements

The following table presents, on a gross basis, our financial assets and liabilities, including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
June 30, 2019:
Derivative instruments:
Assets:
Commodity contracts	$30.1	$24.3	$—	$54.4
Foreign currency contracts	$—	$29.5	$—	$29.5
Liabilities:
Commodity contracts	$(44.8)	$(62.4)	$—	$(107.2)
Foreign currency contracts	$—	$(5.2)	$—	$(5.2)
Interest rate contracts	$—	$(7.8)	$—	$(7.8)
Non-qualified supplemental postretirement grantor trust investments (a)	$40.8	$—	$—	$40.8
September 30, 2018:
Derivative instruments:
Assets:
Commodity contracts	$93.5	$117.5	$—	$211.0
Foreign currency contracts	$—	$20.6	$—	$20.6
Cross-currency contracts	$—	$0.9	$—	$0.9
Liabilities:
Commodity contracts	$(33.6)	$(9.8)	$—	$(43.4)
Foreign currency contracts	$—	$(14.4)	$—	$(14.4)
Interest rate contracts	$—	$(1.0)	$—	$(1.0)
Non-qualified supplemental postretirement grantor trust investments (a)	$40.8	$—	$—	$40.8
June 30, 2018:
Derivative instruments:
Assets:
Commodity contracts	$58.5	$70.0	$—	$128.5
Foreign currency contracts	$—	$18.4	$—	$18.4
Cross-currency contracts	$—	$0.7	$—	$0.7
Liabilities:
Commodity contracts	$(25.3)	$(8.9)	$—	$(34.2)
Foreign currency contracts	$—	$(17.9)	$—	$(17.9)
Interest rate contracts	$—	$(1.5)	$—	$(1.5)
Non-qualified supplemental postretirement grantor trust investments (a)	$38.4	$—	$—	$38.4

(a)	Consists primarily of mutual fund investments held in grantor trusts associated with non-qualified supplemental retirement plans (see Note 12.)

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

	June 30, 2019	September 30, 2018	June 30, 2018
Carrying amount	$4,347.1	$4,199.4	$4,210.9
Estimated fair value	$4,571.3	$4,150.3	$4,143.1

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Electricity

Electric Utility’s DS tariffs permit the recovery of all prudently incurred costs of electricity it sells to DS customers, including the cost of financial instruments used to hedge electricity costs. Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. At June 30, 2019, September 30, 2018 and June 30, 2018, all Electric Utility forward electricity purchase contracts were subject to the NPNS exception.

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
UGI Utilities has a variable-rate term loan with an interest rate that is indexed to short-term market interest rates. UGI Utilities has entered into a forward starting, amortizing, pay-fixed, receive-variable interest rate swap agreement commencing September 30, 2019, that generally fixes the underlying variable interest rate on borrowings at 3.00% through July 2022. We designated this interest rate swap as a cash flow hedge.
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

At June 30, 2019, September 30, 2018 and June 30, 2018, we had no unsettled IRPAs. At June 30, 2019, the amount of net losses associated with interest rate hedges (excluding pay-fixed, receive-variable interest rate swaps) expected to be reclassified into earnings during the next twelve months is $3.5.

Foreign Currency Exchange Rate Risk

Forward Foreign Currency Exchange Contracts

In order to reduce exposure to foreign exchange rate volatility related to our foreign LPG operations, through September 30, 2016, we entered into forward foreign currency exchange contracts to hedge a portion of anticipated U.S. dollar-denominated LPG product purchases primarily during the heating-season months of October through March. We account for these foreign currency exchange contracts associated with anticipated purchases of U.S. dollar-denominated LPG as cash flow hedges. At June 30, 2019, the amount of net gains associated with these contracts expected to be reclassified into earnings during the next twelve months based upon current fair values is not material.

In order to reduce the volatility in net income associated with our foreign operations, principally as a result of changes in the U.S. dollar exchange rate to the euro and British pound sterling, we enter into forward foreign currency exchange contracts. Because these contracts do not qualify for hedge accounting treatment, realized and unrealized gains and losses on these contracts are recorded in “Other non-operating income, net,” on the Condensed Consolidated Statements of Income.

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
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Quantitative Disclosures Related to Derivative Instruments

The following table summarizes by derivative type the gross notional amounts related to open derivative contracts at June 30, 2019, September 30, 2018 and June 30, 2018, and the final settlement date of the Company's open derivative transactions as of June 30, 2019, excluding those derivatives that qualified for the NPNS exception:

			Notional Amounts (in millions)
Type	Units	Settlements Extending Through	June 30, 2019	September 30, 2018	June 30, 2018
Commodity Price Risk:
Regulated Utility Operations
Gas Utility NYMEX natural gas futures and option contracts	Dekatherms	September 2020	16.5	23.2	16.8
Non-utility Operations
LPG swaps	Gallons	September 2021	635.2	394.3	339.7
Natural gas futures, forward and pipeline contracts	Dekatherms	December 2024	191.4	159.7	139.6
Natural gas basis swap contracts	Dekatherms	December 2024	90.3	54.4	64.1
NYMEX natural gas storage	Dekatherms	March 2020	1.7	1.8	1.4
NYMEX propane storage	Gallons	April 2020	0.5	0.6	1.1
Electricity long forward and futures contracts	Kilowatt hours	May 2022	3,140.0	4,307.6	4,283.0
Electricity short forward and futures contracts	Kilowatt hours	May 2022	589.3	359.3	424.2
Interest Rate Risk:
Interest rate swaps	Euro	October 2022	€300.0	€585.8	€585.8
Interest rate swaps	USD	July 2022	$114.1	$114.1	$—
Foreign Currency Exchange Rate Risk:
Forward foreign currency exchange contracts	USD	September 2022	$436.7	$512.2	$492.7
Forward foreign currency exchange contracts	Euro	October 2024	€172.8	€—	€—
Cross-currency contracts	USD	N/A	$—	$49.9	$49.9

Derivative Instrument Credit Risk

We are exposed to risk of loss in the event of nonperformance by our derivative instrument counterparties. Our derivative instrument counterparties principally comprise large energy companies and major U.S. and international financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits or entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. Certain of these agreements call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. Additionally, our commodity exchange-traded futures contracts generally require cash deposits in margin accounts. At June 30, 2019, September 30, 2018 and June 30, 2018, restricted cash in brokerage accounts totaled $42.3, $9.6 and $7.7, respectively. Although we have concentrations of credit risk associated with derivative instruments, the maximum amount of loss we would incur if these counterparties failed to perform according to the terms of their contracts, based upon the gross fair values of the derivative instruments, was not material at June 30, 2019. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

additional collateral in the event of a downgrade of the Partnership’s debt rating. At June 30, 2019, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Fair Value of Derivative Instruments

The following table presents the Company’s derivative assets and liabilities by type, as well as the effects of offsetting:

	June 30, 2019	September 30, 2018	June 30, 2018
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	$7.3	$1.5	$1.1
Cross-currency contracts	—	0.9	0.7
	7.3	2.4	1.8
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	1.0	3.0	2.0
Derivatives not designated as hedging instruments:
Commodity contracts	53.4	208.0	126.5
Foreign currency contracts	22.2	19.1	17.3
	75.6	227.1	143.8
Total derivative assets — gross	83.9	232.5	147.6
Gross amounts offset in the balance sheet	(25.5)	(34.3)	(29.3)
Cash collateral received	—	(12.2)	(1.5)
Total derivative assets — net	$58.4	$186.0	$116.8
Derivative liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts	$—	$(0.4)	$(0.8)
Interest rate contracts	(7.8)	(1.0)	(1.5)
	(7.8)	(1.4)	(2.3)
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	(3.1)	(0.1)	(0.1)
Derivatives not designated as hedging instruments:
Commodity contracts	(104.1)	(43.3)	(34.1)
Foreign currency contracts	(5.2)	(14.0)	(17.1)
	(109.3)	(57.3)	(51.2)
Total derivative liabilities — gross	(120.2)	(58.8)	(53.6)
Gross amounts offset in the balance sheet	25.5	34.3	29.3
Cash collateral pledged	2.3	—	—
Total derivative liabilities — net	$(92.4)	$(24.5)	$(24.3)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Effects of Derivative Instruments

The following tables provide information on the effects of derivative instruments on the Condensed Consolidated Statements of Income and changes in AOCI for the three and nine months ended June 30, 2019 and 2018:

Three Months Ended June 30,:
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income		Location of Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:	2019	2018	2019	2018
Foreign currency contracts	$—	$3.9	$0.2	$—	Cost of sales
Cross-currency contracts	—	0.5	—	0.3	Interest expense/other operating income, net
Interest rate contracts	(2.2)	0.8	(1.1)	(0.7)	Interest expense
Total	$(2.2)	$5.2	$(0.9)	$(0.4)

Net Investment Hedges:
Foreign currency contracts	$0.4	$—

	Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2019	2018
Commodity contracts	$(58.6)	$80.9	Cost of sales
Commodity contracts	7.2	(1.1)	Revenues
Foreign currency contracts	0.4	25.6	Other non-operating income, net
Total	$(51.0)	$105.4

Nine Months Ended June 30,:
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income		Location of Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:	2019	2018	2019	2018
Foreign currency contracts	$1.2	$(0.6)	$2.3	$(3.1)	Cost of sales
Cross-currency contracts	(0.1)	0.9	(0.3)	0.8	Interest expense/other operating income, net
Interest rate contracts	(7.4)	2.0	(3.9)	(1.9)	Interest expense
Total	$(6.3)	$2.3	$(1.9)	$(4.2)

Net Investment Hedges:
Foreign currency contracts	$7.2	$—

	Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2019	2018
Commodity contracts	$(244.5)	$63.5	Cost of sales
Commodity contracts	9.0	(2.6)	Revenues
Commodity contracts	(0.3)	0.2	Operating and administrative expenses
Foreign currency contracts	17.1	9.8	Other non-operating income, net
Total	$(218.7)	$70.9

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

For the three and nine months ended June 30, 2019 and 2018, the amounts of derivative gains or losses representing ineffectiveness and the amounts of gains or losses recognized in income as a result of excluding derivatives from ineffectiveness testing were not material.

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

Note 15 — Accumulated Other Comprehensive Income

The tables below present changes in AOCI, net of tax, during the three and nine months ended June 30, 2019 and 2018:

Three Months Ended June 30, 2019	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — March 31, 2019	$(13.3)	$(21.8)	$(125.7)	$(160.8)
Other comprehensive (loss) income before reclassification adjustments (after-tax)	—	(1.6)	16.1	14.5
Amounts reclassified from AOCI:
Reclassification adjustments (pre-tax)	0.3	0.9	—	1.2
Reclassification adjustments tax benefit	(0.1)	(0.2)	—	(0.3)
Reclassification adjustments (after-tax)	0.2	0.7	—	0.9
Other comprehensive income (loss) attributable to UGI	0.2	(0.9)	16.1	15.4
AOCI — June 30, 2019	$(13.1)	$(22.7)	$(109.6)	$(145.4)

Three Months Ended June 30, 2018	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — March 31, 2018	$(18.5)	$(21.0)	$5.4	$(34.1)
Other comprehensive income (loss) before reclassification adjustments (after-tax)	—	3.7	(82.0)	(78.3)
Amounts reclassified from AOCI:
Reclassification adjustments (pre-tax)	0.8	0.4	—	1.2
Reclassification adjustments tax benefit	(0.2)	(0.2)	—	(0.4)
Reclassification adjustments (after-tax)	0.6	0.2	—	0.8
Other comprehensive income (loss) attributable to UGI	0.6	3.9	(82.0)	(77.5)
AOCI — June 30, 2018	$(17.9)	$(17.1)	$(76.6)	$(111.6)

Nine Months Ended June 30, 2019	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2018	$(11.0)	$(16.1)	$(83.3)	$(110.4)
Other comprehensive loss before reclassification adjustments (after-tax)	—	(4.3)	(26.3)	(30.6)
Amounts reclassified from AOCI:
Reclassification adjustments (pre-tax)	1.1	1.9	—	3.0
Reclassification adjustments tax benefit	(0.3)	(0.5)	—	(0.8)
Reclassification adjustments (after-tax)	0.8	1.4	—	2.2
Other comprehensive income (loss) attributable to UGI	0.8	(2.9)	(26.3)	(28.4)
Reclassification of stranded income tax effects related to TCJA	(2.9)	(3.7)	—	(6.6)
AOCI — June 30, 2019	$(13.1)	$(22.7)	$(109.6)	$(145.4)

Nine Months Ended June 30, 2018	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2017	$(19.2)	$(21.4)	$(52.8)	$(93.4)
Other comprehensive income (loss) before reclassification adjustments (after-tax)	—	1.7	(23.8)	(22.1)
Amounts reclassified from AOCI:
Reclassification adjustments (pre-tax)	1.8	4.2	—	6.0
Reclassification adjustments tax benefit	(0.5)	(1.6)	—	(2.1)
Reclassification adjustments (after-tax)	1.3	2.6	—	3.9
Other comprehensive income (loss) attributable to UGI	1.3	4.3	(23.8)	(18.2)
AOCI — June 30, 2018	$(17.9)	$(17.1)	$(76.6)	$(111.6)

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Three Months Ended June 30, 2019	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing		UGI Utilities	Corporate & Other (b)
Revenues	$1,363.7	$—		$478.7	$486.6	$239.3		$153.0	$6.1
Intersegment revenues	$—	$(39.6)	(c)	$—	$—	$28.0		$10.9	$0.7
Cost of sales	$781.4	$(38.5)	(c)	$210.3	$278.5	$225.4		$61.0	$44.7
Segment profit:
Operating income (loss)	$9.6	$0.2		$(3.0)	$27.5	$2.7		$20.4	$(38.2)
Income from equity investees	1.5	—		—	—	1.5	(d)	—	—
Other non-operating income (expense), net	0.7	—		—	1.2	0.1		0.4	(1.0)
Interest expense	(60.5)	—		(41.6)	(5.8)	(0.7)		(12.4)	—
(Loss) income before income taxes	$(48.7)	$0.2		$(44.6)	$22.9	$3.6		$8.4	$(39.2)
Partnership Adjusted EBITDA (a)				$42.5
Noncontrolling interests’ net loss	$(44.6)	$—		$(42.1)	$(0.1)	$—		$—	$(2.4)
Depreciation and amortization	$109.9	$(0.2)		$44.0	$30.8	$11.8		$23.2	$0.3
Capital expenditures (including the effects of accruals)	$166.0	$—		$21.0	$24.1	$36.4		$84.5	$—

Three Months Ended June 30, 2018	Total	Eliminations		AmeriGas Propane		UGI International	Midstream & Marketing		UGI Utilities	Corporate & Other (b)
Revenues	$1,440.9	$—		$528.4		$533.6	$229.6		$150.3	$(1.0)
Intersegment revenues	$—	$(44.4)	(c)	$—		$—	$34.2		$9.6	$0.6
Cost of sales	$732.5	$(43.5)	(c)	$244.5		$314.3	$215.0		$72.5	$(70.3)
Segment profit:
Operating income (loss) (f)	$29.5	$(0.3)		$(54.7)	(e)	$9.2	$7.4		$4.4	$63.5
Income from equity investees	1.3	—		—		—	1.3	(d)	—	—
Other non-operating income (expense), net (f)	24.6	—		—		(0.7)	—		(0.5)	25.8
Interest expense	(56.5)	—		(40.4)		(5.5)	(0.5)		(10.0)	(0.1)
(Loss) income before income taxes	$(1.1)	$(0.3)		$(95.1)		$3.0	$8.2		$(6.1)	$89.2
Partnership Adjusted EBITDA (a)				$67.2
Noncontrolling interests’ net (loss) income	$(64.1)	$—		$(78.1)		$(0.8)	$—		$—	$14.8
Depreciation and amortization	$118.8	$(0.1)		$46.4		$39.8	$11.1		$21.4	$0.2
Capital expenditures (including the effects of accruals)	$142.7	$—		$25.7		$27.3	$9.9		$79.7	$0.1

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Nine Months Ended June 30, 2019	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing		UGI Utilities	Corporate & Other (b)
Revenues	$6,170.0	$—		$2,270.5	$1,980.5	$1,055.4		$856.4	$7.2
Intersegment revenues	$—	$(276.0)	(c)	$—	$—	$213.7		$59.8	$2.5
Cost of sales	$3,633.3	$(272.9)	(c)	$1,024.0	$1,171.8	$1,052.2		$438.5	$219.7
Segment profit:
Operating income (loss)	$716.1	$0.2		$410.0	$212.7	$95.1		$217.3	$(219.2)
Income from equity investees	4.6	—		—	0.1	4.5	(d)	—	—
Loss on extinguishments of debt	(6.1)	—		—	(6.1)	—		—	—
Other non-operating income, net	17.6	—		—	5.0	0.1		1.2	11.3
Interest expense	(181.7)	—		(126.2)	(17.3)	(1.7)		(36.3)	(0.2)
Income (loss) before income taxes	$550.5	$0.2		$283.8	$194.4	$98.0		$182.2	$(208.1)
Partnership Adjusted EBITDA (a)				$543.5
Noncontrolling interests’ net income (loss)	$131.0	$—		$178.1	$0.2	$—		$—	$(47.3)
Depreciation and amortization	$330.0	$(0.3)		$134.0	$92.8	$34.8		$68.0	$0.7
Capital expenditures (including the effects of accruals)	$479.0	$—		$77.8	$74.0	$93.8		$232.6	$0.8
As of June 30, 2019
Total assets	$12,018.9	$(116.9)		$3,789.4	$3,168.0	$1,444.7		$3,375.6	$358.1
Short-term borrowings	$380.2	$—		$248.5	$0.7	$55.0		$76.0	$—
Goodwill	$3,159.1	$—		$2,003.0	$956.2	$17.8		$182.1	$—

Nine Months Ended June 30, 2018	Total	Eliminations		AmeriGas Propane		UGI International	Midstream & Marketing		UGI Utilities	Corporate & Other (b)
Revenues	$6,378.1	$—		$2,356.0		$2,227.4	$915.6		$880.3	$(1.2)
Intersegment revenues	$—	$(330.4)	(c)	$—		$—	$241.4		$86.0	$3.0
Cost of sales	$3,430.1	$(327.4)	(c)	$1,094.3		$1,340.2	$872.6		$481.6	$(31.2)
Segment profit:
Operating income (f)	$1,015.5	$0.2		$359.8	(e)	$234.4	$168.4		$237.0	$15.7
Income (loss) from equity investees	3.0	—		—		(0.3)	3.3	(d)	—	—
Other non-operating income (expense), net (f)	4.1	—		—		(14.7)	(1.2)		(1.7)	21.7
Interest expense	(172.8)	—		(122.0)		(16.3)	(2.1)		(32.0)	(0.4)
Income before income taxes	$849.8	$0.2		$237.8		$203.1	$168.4		$203.3	$37.0
Partnership Adjusted EBITDA (a)				$570.8
Noncontrolling interests’ net income (loss)	$135.9	$—		$145.6		$(2.3)	$—		$—	$(7.4)
Depreciation and amortization	$341.3	$(0.2)		$139.0		$106.9	$32.0		$62.9	$0.7
Capital expenditures (including the effects of accruals)	$381.3	$—		$72.9		$75.1	$25.5		$206.5	$1.3
As of June 30, 2018
Total assets	$11,876.7	$(74.2)		$3,932.7		$3,232.5	$1,316.5		$3,194.0	$275.2
Short-term borrowings	$299.1	$—		$177.0		$3.6	$—		$118.5	$—
Goodwill	$3,169.0	$—		$2,005.5		$969.9	$11.5		$182.1	$—

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

(a)The following table provides a reconciliation of Partnership Adjusted EBITDA to AmeriGas Propane income (loss) before income taxes:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Partnership Adjusted EBITDA	$42.5	$67.2	$543.5	$570.8
Depreciation and amortization	(44.0)	(46.4)	(134.0)	(139.0)
Interest expense	(41.6)	(40.4)	(126.2)	(122.0)
Impairment of Partnership tradenames and trademarks	—	(75.0)	—	(75.0)
Merger expense	(1.8)	—	(2.7)	—
Noncontrolling interest (i)	0.3	(0.5)	3.2	3.0
(Loss) income before income taxes	$(44.6)	$(95.1)	$283.8	$237.8

(i)	Principally represents the General Partner’s 1.01% interest in AmeriGas OLP.

(b)
Includes net pre-tax (losses) gains on commodity and certain foreign currency derivative instruments not associated with current-period transactions (including such amounts attributable to noncontrolling interests) totaling $(39.5) and $95.5 for the three months ended June 30, 2019 and 2018, respectively, and $(200.7) and $54.0 for the nine months ended June 30, 2019 and 2018, respectively.

(c)	Represents the elimination of intersegment transactions principally among Midstream & Marketing, UGI Utilities and AmeriGas Propane.

(d)	Represents AFUDC associated with our PennEast Pipeline equity investment.

(e)
Includes a pre-tax impairment charge of $75.0, as a result of a plan to discontinue the use of certain tradenames and trademarks primarily associated with the Partnership’s January 2012 acquisition of Heritage Propane (see Note 7).

(f)
Amounts reflect the reclassification of non-service income (expense) associated with our pension and other postretirement plans from “Operating and administrative expenses” to “Other non-operating income, net,” on the Condensed Consolidated Statements of Income as a result of the adoption of ASU No. 2017-07 (see Note 3).

Note 17 — Subsequent Events

CMG Acquisition. On August 1, 2019, UGI through its wholly owned indirect subsidiary, Energy Services, completed the CMG Acquisition in which it acquired all of the equity interests in CMG and CMG’s approximately 47% interest in Pennant, for a total of approximately $1,275 in cash, subject to working capital and other adjustments. The CMG Acquisition was consummated pursuant to the CMG Acquisition Agreements dated July 2, 2019. CMG and Pennant provide natural gas gathering and processing services through five discrete systems located in western Pennsylvania, eastern Ohio and the panhandle of West Virginia. The CMG Acquisition is consistent with our growth strategies, including expanding our midstream natural gas gathering and processing assets within the Marcellus and Utica production regions.

On the closing date, the CMG Acquisition was funded with cash from $600 of borrowings under the UGI Corporation Senior Credit Facility (as further described below); borrowings under the Energy Services Credit Agreement; and UGI cash on hand. Concurrent with the signing of the CMG Acquisition Agreements, Energy Services secured a committed bridge loan facility but did not draw on the bridge loan commitment, which expired on August 1, 2019.

The Company is in the early stages of allocating the purchase price to the identifiable assets acquired and liabilities assumed, which primarily comprise property, plant and equipment, customer relationships, and CMG’s equity interest in Pennant. Accordingly, it is impracticable to provide a preliminary purchase price allocation at this time. During the most recent fiscal year ended December 31, 2018, CMG’s consolidated revenues totaled approximately $80 and Pennant’s revenues totaled approximately $50.

UGI Corporation Senior Credit Facility. On August 1, 2019, UGI entered into the UGI Corporation Senior Credit Facility. The UGI Corporation Senior Credit Facility comprises (1) a five-year $250 amortizing term loan commitment; (2) a three-year $300 term loan commitment; and (3) a five-year $300 revolving credit facility (including a $10 sublimit for letters of credit). Proceeds

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

from borrowings under the UGI Corporation Senior Credit Facility may be used to finance the cash portion of the Proposed Merger; the CMG Acquisition; and for general corporate purposes.

Borrowings under the UGI Corporation Senior Credit Facility bear interest at rates per annum, comprising the aggregate of the applicable margin and, subject to our election, either (1) the associated prime rate or (2) an adjusted LIBOR rate. The applicable margin on the $250 term loan and $300 revolving credit facility, which is dependent upon a ratio of consolidated net indebtedness to consolidated EBITDA, as defined, and UGI’s credit ratings, ranges from 0.375% to 1.50% if the prime rate option is elected, and 1.375% to 2.50% if the LIBOR option is elected. The applicable margin on the $300 term loan, which is dependent upon a ratio of consolidated net indebtedness to consolidated EBITDA, as defined, and UGI’s credit ratings, ranges from 0.125% to 1.25% if the prime rate option is elected, and 1.125% to 2.25% if the LIBOR option is elected. We plan on entering into pay-fixed, receive-variable interest rate swaps for a portion of the borrowings under the UGI Corporation Senior Credit Facility.

Principal amounts under the UGI Corporation Senior Credit Facility $250 term loan will be due as follows: during the fourth year of the agreement, 15% of the original principal amount borrowed, in equal quarterly installments; during the fifth year of the agreement, 15% of the original principal amount borrowed in equal quarterly installments; and the remainder of the original amount borrowed at the maturity date. Borrowings under the UGI Corporation Senior Credit Facility $300 term loan are due in their entirety at the maturity date.

The UGI Corporation Senior Credit Facility restricts the ability of UGI to, among other things, incur additional indebtedness, make investments, incur liens, and effect mergers, consolidations and sales of assets. The UGI Corporation Senior Credit Facility also requires UGI to maintain a ratio of consolidated net indebtedness to consolidated EBITDA, each as defined, as of the last day of each fiscal quarter that shall not exceed (a) 4.50 to 1.00 from September 30, 2019 through March 31, 2021; (b) 4.25 to 1.00 from June 30, 2021 through March 31, 2022; and (c) 4.00 to 1.00 from June 30, 2022 through final maturity. Under certain circumstances relating to UGI’s credit ratings, UGI may also be required to maintain a ratio of consolidated EBITDA to consolidated interest expense, each as defined, as of the last day of each fiscal quarter of not less than 3.50 to 1.00.

On August 1, 2019, in order to fund a portion of the CMG Acquisition, UGI borrowed $300 under the UGI Corporation Senior Credit Facility revolving credit facility, and $300 under the $300 term loan.

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors that could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) cost volatility and availability of propane and other LPG, oil, electricity, and natural gas and the capacity to transport product to our customers; (3) changes in domestic and foreign laws and regulations, including safety, tax, consumer protection, environmental and accounting matters; (4) inability to timely recover costs through utility rate proceedings; (5) the impact of pending and future legal proceedings, including, but not limited to, pending litigation relating to the Proposed Merger; (6) competitive pressures from the same and alternative energy sources; (7) failure to acquire new customers and retain current customers thereby reducing or limiting any increase in revenues; (8) liability for environmental claims; (9) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (10) adverse labor relations; (11) customer, counterparty, supplier, or vendor defaults; (12) liability for uninsured claims and for claims in excess of insurance coverage, including those for personal injury and property damage arising from explosions, terrorism, and other catastrophic events that may result from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas and LPG; (13) transmission or distribution system service interruptions; (14) political, regulatory and economic conditions in the United States and in foreign countries, including the current conflicts in the Middle East, and foreign currency exchange rate fluctuations, particularly the euro; (15) capital market conditions, including reduced access to capital markets and interest rate fluctuations; (16) changes in commodity market prices resulting in significantly higher cash collateral requirements; (17) reduced distributions from subsidiaries impacting the ability to pay dividends; (18) changes in Marcellus Shale gas production; (19) the availability, timing and success of our acquisitions, commercial initiatives and investments to grow our businesses; (20) our ability to successfully integrate acquired businesses and achieve anticipated synergies, including certain integration risks relating to the CMG Acquisition; (21) the interruption, disruption, failure, malfunction, or breach of our information technology systems, including due to cyber attack; (22) continuous enactment of tax legislation; (23) the failure to realize the anticipated benefits of the Proposed Merger; (24) the possible diversion of management time on issues related to the Proposed Merger; (25) the risk that the requisite approvals to complete the Proposed Merger are not obtained; (26) the performance of the Partnership; and (27) the potential need to address any reviews, investigations or other proceedings by governmental authorities or shareholder actions.

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

ANALYSIS OF RESULTS OF OPERATIONS

Fiscal 2019 and 2018 Quarterly Results

The following analyses compare the Company’s results of operations for the 2019 three-month period with the 2018 three-month period, and the 2019 nine-month period with the 2018 nine-month period. Our analyses of results of operations should be read in conjunction with the segment information included in Note 16 to the Condensed Consolidated Financial Statements.

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

Our results for the 2019 and 2018 three- and nine-month periods include the effects of the December 2017 enactments of the TCJA in the U.S. and the December 2017 French Finance Bills in France. Among other things, the TCJA reduces the U.S. federal income tax rate from 35% to 21%, effective January 1, 2018, creates a territorial tax system with a one-time mandatory “toll tax” on previously un-repatriated foreign earnings, and allows for immediate capital expensing of certain qualified property, which for UGI Utilities and certain FERC-regulated assets is eliminated beginning in Fiscal 2019. The December 2017 French Finance Bills increased the corporate income tax rate in France for Fiscal 2018 but also included measures to reduce the corporate income tax rate for fiscal years starting after January 1, 2022.
Our results for the three and nine months ended June 30, 2018, reflect provisional amounts that resulted from remeasuring our deferred income tax assets and liabilities at the new tax rates in the U.S. and in France during the quarter ended December 31, 2017, the period during which the tax laws were enacted, and subsequent adjustments to provisional amounts made during the quarters ended March 31, 2018 and June 30, 2018. Because a significant amount of the reduction in U.S. deferred income taxes resulting from the TCJA related to our regulated utility plant assets, most of the reductions to UGI Utilities’ deferred income tax assets and liabilities during Fiscal 2018 were not recognized immediately in income tax expense but were reflected in regulatory assets and liabilities in accordance with utility ratemaking. In addition, actions taken by the PAPUC on May 17, 2018, to address the effects of the TCJA on rates we charge our customers significantly impacted our 2019 and 2018 three- and nine-month period results.
Although the remeasurement adjustments to our deferred income tax assets and liabilities for the 2018 three-month and nine-month periods affected income tax expense and GAAP net income, we have eliminated these remeasurement adjustments from our non-GAAP adjusted net income presented in the section below entitled “Adjusted Net Income Attributable to UGI Corporation by Business Unit (Non-GAAP).” For further information on the TCJA and the December 2017 French Finance Bills, see Note 6 to Condensed Consolidated Financial Statements.
Strategic Transactions
Proposed AmeriGas Merger
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

The merger consideration is subject to proration designed to ensure that the total number of shares of UGI common stock issuable as merger consideration will equal approximately 34.6 million shares, and the amount of cash consideration paid will equal approximately $530 million. Upon completion of the Proposed Merger, AmeriGas Partners Common Units will no longer be publicly traded. Subject to the satisfaction or waiver of certain conditions, including the approval of the Merger Agreement by the AmeriGas Partners’ unitholders at the Special Meeting to be held on August 21, 2019, the Proposed Merger is expected to close in the fourth quarter of Fiscal 2019.

The Proposed Merger will be accounted for in accordance with ASC 810, Consolidation - Overall-Changes in a Parent’s Ownership Interest in a Subsidiary. Because UGI controls AmeriGas Partners before and after the Proposed Merger, the changes in UGI’s ownership interest in the Partnership resulting from the merger will be accounted for as an equity transaction and no gain or loss will be recognized in UGI’s consolidated income statement. In addition, the carrying amounts of AmeriGas Partners’ assets and

UGI CORPORATION AND SUBSIDIARIES

liabilities will not be adjusted. Finally, the tax effects of the merger will be reported as adjustments to deferred income taxes and UGI stockholders’ equity. See Note 1 to Condensed Consolidated Financial Statements for further information.
CMG Acquisition
On August 1, 2019, UGI, through its wholly owned indirect subsidiary Energy Services, completed the CMG Acquisition, including CMG’s 47% interest in Pennant for a total of approximately $1.275 billion in cash, subject to working capital and other adjustments. CMG and Pennant provide natural gas gathering and processing services through five discrete systems located in western Pennsylvania, eastern Ohio and the panhandle of West Virginia. The CMG Acquisition is consistent with our growth strategies including expanding our midstream natural gas gathering and processing assets within the Marcellus and Utica production regions.

We funded the CMG Acquisition on the closing date with $600 million of borrowings under the UGI Corporation Senior Credit Facility (as further described below and in Note 17 to Condensed Consolidated Financial Statements); borrowings under the Energy Service Credit Agreement; and UGI cash on hand. Energy Services expects to fund a portion of the CMG Acquisition on a longer-term basis during August 2019. Concurrent with the signing of the purchase and sale agreements, Energy Services secured a committed bridge loan facility but did not draw on the bridge loan commitment, which expired on August 1, 2019.

We do not expect the CMG Acquisition to have a material impact on the Company’s Fiscal 2019 financial statements.

For further information on the CMG Acquisition, see Note 17 to Condensed Consolidated Financial Statements.

EXECUTIVE OVERVIEW

THREE MONTHS ENDED JUNE 30, 2019 AND 2018

Net Income Attributable to UGI Corporation by Business Unit (GAAP):
Net income (loss) attributable to UGI Corporation as determined in accordance with GAAP for the three months ended June 30, 2019 and 2018 is as follows:

For the three months ended June 30,	2019		2018		Variance - Favorable (Unfavorable)
(Dollars in millions)	Amount	% of Total	Amount (a)	% of Total	Amount	%
AmeriGas Propane (b)(c)	$(2.3)	N.M.	$(11.2)	(21.4)%	$8.9	79.5%
UGI International (d)(e)	14.8	N.M.	6.5	12.4%	8.3	127.7%
Midstream & Marketing	2.2	N.M.	5.8	11.1%	(3.6)	(62.1)%
UGI Utilities (f)	6.7	N.M.	(3.0)	(5.7)%	9.7	323.3%
Corporate & Other (g)	(23.3)	N.M.	54.3	N.M.	(77.6)	N.M.
Net (loss) income attributable to UGI Corporation	$(1.9)	100.0%	$52.4	100.0%	$(54.3)	(103.6)%

(a)
Net income attributable to UGI Corporation for the three months ended June 30, 2018, includes changes to provisional remeasurement adjustments initially recorded in December 2017 as a result of the enactment of the TCJA which decreased (increased) income taxes and increased (decreased) net income attributable to UGI by business unit as follows:

AmeriGas Propane	$0.2
UGI International	0.5
Midstream & Marketing	(0.5)
UGI Utilities	1.1
Corporate & Other	(0.5)
Net income attributable to UGI Corporation	$0.8

(b)	Three months ended June 30, 2019, includes after-tax expenses associated with the Proposed Merger of $0.3 million.

(c)	Three months ended June 30, 2018, includes after-tax impairment charge of $14.5 million as a result of a plan to discontinue use of certain Partnership tradenames and trademarks.

UGI CORPORATION AND SUBSIDIARIES

(d)
Three months ended June 30, 2018, includes changes to provisional remeasurement adjustments initially recorded in December 2017 as a result of the enactment of the December 2017 French Finance Bills, which decreased income taxes and increased net income attributable to UGI by $0.1 million.

(e)	Three months ended June 30, 2018, includes after-tax integration expenses associated with Finagaz of $4.6 million.

(f)
Three months ended June 30, 2018, includes reduction in net income of $16.2 million to reflect the establishment of a regulatory liability and associated deferred income taxes from tax savings as a result of the TCJA during the period January 1, 2018 to June 30, 2018.

(g)
Includes net after-tax (losses) gains on commodity derivative instruments not associated with current-period transactions of $(25.0) million and $38.0 million for the three months ended June 30, 2019 and 2018, respectively. Also includes net after-tax unrealized (losses) gains on certain foreign currency derivative instruments of $(0.5) million and $17.7 million for the three months ended June 30, 2019 and 2018, respectively.

N.M. — Percentage variance is not meaningful.

Adjusted Net Income Attributable to UGI Corporation by Business Unit (Non-GAAP):
Adjusted net income attributable to UGI Corporation for the three months ended June 30, 2019 and 2018 is as follows:

For the three months ended June 30,	2019		2018		Variance - Favorable (Unfavorable)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	%
AmeriGas Propane	$(2.0)	(8.4)%	$3.1	20.5%	$(5.1)	(164.5)%
UGI International (a)	14.8	61.9%	10.7	70.9%	4.1	38.3%
Midstream & Marketing	2.2	9.2%	6.3	41.7%	(4.1)	(65.1)%
UGI Utilities	6.7	28.0%	(4.1)	(27.2)%	10.8	263.4%
Corporate & Other	2.2	9.3%	(0.9)	(5.9)%	3.1	N.M.
Adjusted net income attributable to UGI Corporation	$23.9	100.0%	$15.1	100.0%	$8.8	58.3%

(a)
Includes net after-tax realized gains (losses) on certain foreign currency derivative instruments used to reduce volatility in foreign earnings of $0.9 million and $(0.3) million for the three months ended June 30, 2019 and 2018, respectively.

N.M. - Percentage variance is not meaningful.

Discussion. Adjusted net income attributable to UGI Corporation for the 2019 three-month period was $23.9 million (equal to $0.13 per diluted share) compared to adjusted net income attributable to UGI Corporation for the 2018 three-month period of $15.1 million (equal to $0.09 per diluted share).
Our results for the three months ended June 30, 2019, reflect average temperatures that were warmer than the prior year at our AmeriGas Propane, Midstream & Marketing and UGI Utilities reportable segments, but colder than the prior year at our UGI International reportable segment. The warmer weather at our domestic business units occurred principally during the month of April, the primary heating month of the quarter. Because there are significantly fewer heating degree days in our fiscal third quarter than in the our fiscal first and second quarters, year-over-year variances in temperatures during the three months ended June 30 have less of an impact on the comparison of our results than variances in temperatures during the fiscal first and second quarters.
The significant increase in UGI Utilities’ 2019 three-month period results principally reflects the absence of adjustments recorded in the prior-year three-month period as a result of the PAPUC’s May 17, 2018, Order regarding the TCJA partially offset by the effects of the warmer weather on core market volumes. Pursuant to the PAPUC Order, during the 2018 three-month period UGI Utilities reduced its revenues by $22.7 million (and established an associated regulatory liability) relating to $16.2 million (equal to $0.09 per diluted share) of tax savings accrued during the period January 1, 2018 through June 30, 2018 resulting from the change in the federal income tax rate from 35% to 21%. Approximately $14.9 million (equal to $0.08 per diluted share) of the $16.2 million adjustment recorded during the 2018 three-month period related to the period January 1, 2018 to March 31, 2018.
Adjusted net income attributable to UGI from AmeriGas Propane decreased $5.1 million in the 2019 three-month period. The decrease principally reflects the effects on total margin of lower retail propane gallons sold and slightly higher operating and administrative expenses. The lower retail volumes sold reflects in part the effects of the significantly warmer April weather.
Our UGI International adjusted net income was higher in the 2019 three-month period reflecting lower operating and administrative expenses, lower depreciation expense and higher other operating income. The effect of these items was partially offset by lower total margin. During the 2019 three-month period, the euro and British pound sterling were slightly weaker than during the prior-year period.

UGI CORPORATION AND SUBSIDIARIES

Midstream & Marketing adjusted net income in the 2019 three-month period was $4.1 million lower than in the 2018 three-month period. The decrease reflects, among other things, lower natural gas retail marketing unit margins and lower capacity total margin. These decreases in margin were partially offset by lower year-over-year operating and administrative expenses.
NINE MONTHS ENDED JUNE 30, 2019 AND 2018
Net Income Attributable to UGI Corporation by Business Unit (GAAP):

Net income attributable to UGI Corporation determined in accordance with GAAP for the nine months ended June 30, 2019 and 2018 is as follows:

For the nine months ended June 30,	2019		2018		Variance - Favorable (Unfavorable)
(Dollars in millions)	Amount	% of Total	Amount (a)	% of Total	Amount	%
AmeriGas Propane (b)(c)	$75.8	24.6%	$180.2	26.0%	$(104.4)	(57.9)%
UGI International (d)(e)(f)	137.0	44.5%	145.0	20.9%	(8.0)	(5.5)%
Midstream & Marketing	71.3	23.2%	194.4	28.0%	(123.1)	(63.3)%
UGI Utilities (g)	139.4	45.3%	154.5	22.3%	(15.1)	(9.8)%
Corporate & Other (h)	(115.8)	(37.6)%	20.2	2.8%	(136.0)	N.M.
Net income attributable to UGI Corporation	$307.7	100.0%	$694.3	100.0%	$(386.6)	(55.7)%

(a)
Net income attributable to UGI Corporation for the nine months ended June 30, 2018, includes income (loss) from remeasurement adjustments to tax-related accounts as a result of the enactment of the TCJA as follows:

AmeriGas Propane	$113.3
UGI International	(8.6)
Midstream & Marketing	73.8
UGI Utilities	9.3
Corporate & Other	(15.7)
Net income attributable to UGI Corporation	$172.1

(b)	Nine months ended June 30, 2019, includes after-tax expenses associated with the Proposed Merger of $0.5 million.

(c)	Nine months ended June 30, 2018, includes after-tax impairment charge of $14.5 million as a result of a plan to discontinue use of certain Partnership tradenames and trademarks.

(d)	Nine months ended June 30, 2019, includes net after-tax loss from extinguishment of debt of $4.2 million.

(e)
Nine months ended June 30, 2018, includes beneficial impact of a $13.5 million remeasurement adjustment to net deferred income tax liabilities associated with a December 2017 change in French income tax rates.

(f)	Nine months ended June 30, 2018, includes after-tax integration expenses associated with Finagaz of $12.6 million.

(g)
Nine months ended June 30, 2018, includes reduction in net income of $17.1 million to reflect the establishment of a regulatory liability and associated deferred income taxes from tax savings during the period January 1, 2018 to June 30, 2018 as a result of the TCJA.

(h)
Includes net after-tax (losses) gains on commodity derivative instruments not associated with current-period transactions of $(117.7) million and $26.9 million for the nine months ended June 30, 2019 and 2018, respectively. Also includes net after-tax unrealized gains on certain foreign currency derivative instruments of $8.5 million and $16.3 million for the nine months ended June 30, 2019 and 2018, respectively.

N.M. — Percentage variance is not meaningful.

UGI CORPORATION AND SUBSIDIARIES

Adjusted Net Income Attributable to UGI Corporation by Business Unit (Non-GAAP):
Adjusted net income attributable to UGI Corporation for the nine months ended June 30, 2019 and 2018 is as follows:

For the nine months ended June 30,	2019		2018		Variance - Favorable (Unfavorable)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	%
AmeriGas Propane	$76.3	18.1%	$81.4	16.5%	$(5.1)	(6.3)%
UGI International (a)	141.2	33.5%	152.7	31.0%	(11.5)	(7.5)%
Midstream & Marketing	71.3	16.9%	120.6	24.5%	(49.3)	(40.9)%
UGI Utilities	139.4	33.1%	145.2	29.5%	(5.8)	(4.0)%
Corporate & Other	(6.6)	(1.6)%	(7.3)	(1.5)%	0.7	N.M.
Adjusted net income attributable to UGI Corporation	$421.6	100.0%	$492.6	100.0%	$(71.0)	(14.4)%

(a)
Includes net after-tax realized gains (losses) on certain foreign currency derivative instruments used to reduce volatility in foreign earnings of $3.7 million and $(9.7) million for the nine months ended June 30, 2019 and 2018, respectively.

N.M. - Percentage variance not meaningful.

Discussion. Adjusted net income attributable to UGI Corporation for the 2019 nine-month period was $421.6 million (equal to $2.38 per diluted share) compared to adjusted net income attributable to UGI Corporation for the 2018 nine-month period of $492.6 million (equal to $2.79 per diluted share).
Our results for the nine months ended June 30, 2019, reflect average temperatures that were slightly colder than the prior year at our AmeriGas Propane and Midstream & Marketing reportable segments but slightly warmer than the prior year at our UGI Utilities and UGI International reportable segments. Temperatures during the 2019 nine-month period at our domestic business units were generally less volatile than temperatures in the prior year.
Adjusted net income attributable to UGI from AmeriGas Propane declined during the nine months ended June 30, 2019. The lower AmeriGas Propane results reflect the margin impact of lower retail propane volumes sold partially offset by higher average retail unit margins. In addition, operating and administrative expenses were slightly higher reflecting, in part, higher litigation-related expenses and higher vehicle lease expense.
Our UGI International adjusted net income was lower in the 2019 nine-month period reflecting lower volumes sold for crop drying due to a very dry and warm summer and early fall in Europe and the negative volume and associated margin effects of slightly warmer weather on heating-related sales. Although the euro and the British pound sterling were weaker during the current-year period, which reduced translated local currency results, UGI International’s period-over-period adjusted net income was favorably impacted by significantly higher realized gains on foreign currency contracts used to reduce volatility in foreign earnings.
Midstream & Marketing adjusted net income in the 2019 nine-month period was significantly lower than in the 2018 nine-month period. The lower results reflect significantly lower prices for pipeline capacity principally due to the absence of the prior-year period’s extremely cold and volatile weather, increased pipeline restrictions experienced during the current-year period and the effects on capacity values of new pipeline capacity. Midstream & Marketing’s 2019 nine-month period adjusted net income also reflects lower electric generation total margin and lower average natural gas marketing unit margins. These decreases were partially offset by the benefits of higher natural gas gathering and peaking total margin.
UGI Utilities’ 2019 nine-month period net income reflects the credit to customers under the PAPUC’s May 17, 2018, Order of tax savings resulting from the TCJA for the entire 2019 nine-month period. UGI Utilities’ prior year net income reflects the credit on behalf of customers for the period beginning January 1, 2018 through June 30, 2018. In addition, UGI Utilities’ 2019 nine-month period results reflect temperatures that were slightly warmer than the prior year. The slightly warmer temperatures reduced core market volumes but this was offset by customer growth.
Non-GAAP Financial Measures - Adjusted Net Income Attributable to UGI and Adjusted Diluted Earnings Per Share
As previously mentioned, UGI management uses “adjusted net income attributable to UGI Corporation” and “adjusted diluted earnings per share,” both of which are non-GAAP financial measures, when evaluating UGI’s overall performance. For the 2019 and 2018 three and nine-month periods, adjusted net income attributable to UGI Corporation is net income attributable to UGI after excluding (1) net after-tax gains and losses on commodity and certain foreign currency derivative instruments not associated

UGI CORPORATION AND SUBSIDIARIES

with current-period transactions (principally comprising changes in unrealized gains and losses on such derivative instruments); (2) Finagaz integration expenses; (3) losses associated with extinguishments of debt; (4) remeasurement impacts on income tax balances resulting from the enactments of the TCJA and French Finance Bills; (5) merger expenses associated with the Proposed Merger; and (6) impairment of Partnership tradenames and trademarks.
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
The following tables reconcile consolidated net income attributable to UGI Corporation, the most directly comparable GAAP measure, to adjusted net income attributable to UGI Corporation, and reconcile diluted earnings per share, the most comparable GAAP measure, to adjusted diluted earnings per share, to reflect the adjustments referred to above:

Three Months Ended June 30, 2019	Total	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other
(Dollars in millions, except per share data)
Adjusted net income attributable to UGI Corporation:
Net (loss) income attributable to UGI Corporation	$(1.9)	$(2.3)	$14.8	$2.2	$6.7	$(23.3)
Net losses on commodity derivative instruments not associated with current-period transactions (net of tax of $(11.1)) (a)	25.0	—	—	—	—	25.0
Unrealized losses on foreign currency derivative instruments (net of tax of $(0.2)) (a)	0.5	—	—	—	—	0.5
Merger expenses (net of tax of $(0.1)) (a)	0.3	0.3	—	—	—	—
Adjusted net income (loss) attributable to UGI Corporation	$23.9	$(2.0)	$14.8	$2.2	$6.7	$2.2

Adjusted diluted earnings per share:
UGI Corporation (loss) earnings per share — diluted	$(0.01)	$(0.01)	$0.08	$0.01	$0.04	$(0.13)
Net losses on commodity derivative instruments not associated with current-period transactions	0.14	—	—	—	—	0.14
Unrealized losses on foreign currency derivative instruments	—	—	—	—	—	—
Merger expenses	—	—	—	—	—	—
Adjusted diluted earnings (loss) per share (c)	$0.13	$(0.01)	$0.08	$0.01	$0.04	$0.01

UGI CORPORATION AND SUBSIDIARIES

Three Months Ended June 30, 2018	Total	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other
(Dollars in millions, except per share data)
Adjusted net income attributable to UGI Corporation:
Net income (loss) attributable to UGI Corporation	$52.4	$(11.2)	$6.5	$5.8	$(3.0)	$54.3
Net gains on commodity derivative instruments not associated with current-period transactions (net of tax of $16.5) (a)	(38.0)	—	—	—	—	(38.0)
Unrealized gains on foreign currency derivative instruments (net of tax of $8.4) (a)	(17.7)	—	—	—	—	(17.7)
Integration expenses associated with Finagaz (net of tax of $(3.0)) (a)	4.6	—	4.6	—	—	—
Impairment of Partnership tradenames and trademarks (net of tax of $(5.8)) (a)	14.5	14.5	—	—	—	—
Impact of French Finance Bill	0.1	—	0.1	—	—	—
Remeasurement impact of TCJA	(0.8)	(0.2)	(0.5)	0.5	(1.1)	0.5
Adjusted net income (loss) attributable to UGI Corporation	$15.1	$3.1	$10.7	$6.3	$(4.1)	$(0.9)

Adjusted diluted earnings per share:
UGI Corporation earnings (loss) per share - diluted	$0.30	$(0.06)	$0.04	$0.03	$(0.02)	$0.31
Net gains on commodity derivative instruments not associated with current-period transactions	(0.21)	—	—	—	—	(0.21)
Unrealized gains on foreign currency derivative instruments	(0.10)	—	—	—	—	(0.10)
Integration expenses associated with Finagaz (b)	0.02	—	0.02	—	—	—
Impairment of Partnership tradenames and trademarks	0.08	0.08	—	—	—	—
Impact of French Finance Bill	—	—	—	—	—	—
Remeasurement impact of TCJA	—	—	—	—	—	—
Adjusted diluted earnings (loss) per share	$0.09	$0.02	$0.06	$0.03	$(0.02)	$0.00

UGI CORPORATION AND SUBSIDIARIES

Nine Months Ended June 30, 2019	Total	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other
(Dollars in millions, except per share data)
Adjusted net income attributable to UGI Corporation:
Net income (loss) attributable to UGI Corporation	$307.7	$75.8	$137.0	$71.3	$139.4	$(115.8)
Net losses on commodity derivative instruments not associated with current-period transactions (net of tax of $(47.5)) (a)	117.7	—	—	—	—	117.7
Unrealized gains on foreign currency derivative instruments (net of tax of $3.4) (a)	(8.5)	—	—	—	—	(8.5)
Loss on extinguishments of debt (net of tax of $(1.9)) (a)	4.2	—	4.2	—	—	—
Merger expenses (net of tax of $(0.2)) (a)	0.5	0.5	—	—	—	—
Adjusted net income (loss) attributable to UGI Corporation	$421.6	$76.3	$141.2	$71.3	$139.4	$(6.6)

Adjusted diluted earnings per share:
UGI Corporation earnings (loss) per share — diluted	$1.73	$0.43	$0.77	$0.40	$0.79	$(0.66)
Net losses on commodity derivative instruments not associated with current-period transactions (b)	0.67	—	—	—	—	0.67
Unrealized gains on foreign currency derivative instruments (b)	(0.04)	—	—	—	—	(0.04)
Loss on extinguishments of debt	0.02	—	0.02	—	—	—
Merger expenses	—	—	—	—	—	—
Adjusted diluted earnings (loss) per share	$2.38	$0.43	$0.79	$0.40	$0.79	$(0.03)

UGI CORPORATION AND SUBSIDIARIES

Nine Months Ended June 30, 2018	Total	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other
(Dollars in millions, except per share data)
Adjusted net income attributable to UGI Corporation:
Net income attributable to UGI Corporation	$694.3	$180.2	$145.0	$194.4	$154.5	$20.2
Net gains on commodity derivative instruments not associated with current-period transactions (net of tax of $10.4) (a)	(26.9)	—	—	—	—	(26.9)
Unrealized gains on foreign currency derivative instruments (net of tax of $7.7) (a)	(16.3)	—	—	—	—	(16.3)
Integration expenses associated with Finagaz (net of tax of $(8.2)) (a)	12.6	—	12.6	—	—	—
Impairment of Partnership tradenames and trademarks (net of tax of $(5.8)) (a)	14.5	14.5	—	—	—	—
Impact of French Finance Bill	(13.5)	—	(13.5)	—	—	—
Remeasurement impact of TCJA	(172.1)	(113.3)	8.6	(73.8)	(9.3)	15.7
Adjusted net income (loss) attributable to UGI Corporation	$492.6	$81.4	$152.7	$120.6	$145.2	$(7.3)

Adjusted diluted earnings per share:
UGI Corporation earnings per share - diluted	$3.93	$1.02	$0.82	$1.10	$0.87	$0.12
Net gains on commodity derivative instruments not associated with current-period transactions	(0.15)	—	—	—	—	(0.15)
Unrealized gains on foreign currency derivative instruments	(0.09)	—	—	—	—	(0.09)
Integration expenses associated with Finagaz	0.07	—	0.07	—	—	—
Impairment of Partnership tradenames and trademarks	0.08	0.08	—	—	—	—
Impact of French Finance Bill	(0.08)	—	(0.08)	—	—	—
Remeasurement impact of TCJA	(0.97)	(0.64)	0.05	(0.42)	(0.05)	0.09
Adjusted diluted earnings (loss) per share	$2.79	$0.46	$0.86	$0.68	$0.82	$(0.03)

(a)	Income taxes associated with pre-tax adjustments determined using statutory business unit tax rates.

(b)	Includes the effects of rounding associated with per share amounts.

(c)	Adjusted diluted earnings per share for the three months ended June 30, 2019, is based upon fully diluted shares of 177.336 million.

UGI CORPORATION AND SUBSIDIARIES

SEGMENT RESULTS OF OPERATIONS

2019 Three-Month Period Compared to the 2018 Three-Month Period
AmeriGas Propane

For the three months ended June 30,	2019	2018	Increase (Decrease)
(Dollars in millions)
Revenues	$478.7	$528.4	$(49.7)	(9.4)%
Total margin (a)	$268.4	$283.9	$(15.5)	(5.5)%
Partnership operating and administrative expenses (b)	$234.4	$222.4	$12.0	5.4%
Impairment of Partnership tradenames and trademarks (c)	$—	$75.0	$(75.0)	(100.0)%
Partnership Adjusted EBITDA (d)	$42.5	$67.2	$(24.7)	(36.8)%
Operating loss (c)(e)	$(3.0)	$(54.7)	$(51.7)	(94.5)%
Retail gallons sold (millions)	188.5	202.0	(13.5)	(6.7)%
Heating degree days—% colder than normal (f)	0.0%	9.6%	—	—

(a)
Total margin represents total revenues less total cost of sales. Total margin for the three months ended June 30, 2019 and 2018 excludes net pre-tax unrealized (losses) gains of $(3.5) million and $20.3 million, respectively, on commodity derivative instruments not associated with current-period transactions.

(b)
Partnership operating and administrative expenses for the three months ended June 30, 2019 include $1.8 million of expenses associated with the Proposed Merger and $5.0 million of expenses to correct vehicle lease expense associated with prior periods.

(c)	The 2018 three-month period includes the impact of a $75.0 million impairment charge associated with the plan to discontinue the use of certain tradenames and trademarks.

(d)
Partnership Adjusted EBITDA should not be considered as an alternative to net income (loss) (as an indicator of operating performance) and is not a measure of performance or financial condition under GAAP. Management uses Partnership Adjusted EBITDA as the primary measure of segment profitability for the AmeriGas Propane segment (see Note 16 to Condensed Consolidated Financial Statements).

(e)	Operating loss includes certain operating and administrative expenses of the General Partner.

(f)
Deviation from average heating degree days for the 15-year period 2002-2016 based upon national weather statistics provided by NOAA for 344 Geo Regions in the United States, excluding Alaska and Hawaii.

The Partnership’s retail gallons sold during the 2019 three-month period were 6.7% lower than the prior-year period. Temperatures based upon heating degree days averaged normal for the 2019 three-month period but 8.7% warmer than the prior-year period. In particular, temperatures in the month of April 2019, the primary heating month of the quarter, were 5.3% warmer than normal compared with temperatures in the month of April 2018 that were nearly 36% colder than normal.

Retail propane revenues decreased $44.6 million during the 2019 three-month period reflecting the effects of lower average retail selling prices ($14.6 million) and the lower retail volumes sold ($30.0 million). Wholesale propane revenues decreased $2.7 million reflecting lower average wholesale selling prices. Average daily wholesale propane commodity prices during the 2019 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 36% lower than such prices during the 2018 three-month period. Other revenues in the 2019 three-month period were slightly lower than the prior-year period. Total cost of sales decreased $34.1 million principally reflecting the effects of the lower average propane product costs ($17.4 million), lower retail propane volumes sold ($14.0 million) and slightly lower other cost of sales.

AmeriGas Propane total margin decreased $15.5 million in the 2019 three-month period principally reflecting lower retail propane total margin ($16.1 million) partially offset by higher tank rent and service total margin. The decrease in retail propane total margin principally reflects the effects of the lower retail volumes sold.

Partnership Adjusted EBITDA decreased $24.7 million in the 2019 three-month period principally reflecting the effects of the lower total margin ($15.5 million) and higher Partnership operating and administrative expense ($10.2 million, excluding $1.8 million of Proposed Merger expenses). The increase in Partnership operating and administrative expenses in the 2019 three-month period reflects, among other things, higher required accruals for litigation ($10.0 million) and higher vehicle lease expense ($6.3 million) which includes $5.0 million to correct vehicle lease expense associated with prior periods. These increases in Partnership

UGI CORPORATION AND SUBSIDIARIES

operating expenses were partially offset by lower general insurance and self-insured casualty and liability expense, lower travel and entertainment expense, and lower advertising and vehicle fuel expense. AmeriGas Propane operating loss was $51.7 million lower in the 2019 three-month period principally reflecting the absence of a $75.0 million impairment charge recorded in the prior-year period associated with a plan to discontinue the use of certain tradenames and trademarks and slightly lower depreciation and amortization expense ($2.4 million) partially offset by the previously mentioned $24.7 million decrease in Partnership Adjusted EBITDA.

UGI International

For the three months ended June 30,	2019	2018	Increase (Decrease)
(Dollars in millions)
Revenues	$486.6	$533.6	$(47.0)	(8.8)%
Total margin (a)	$208.1	$219.3	$(11.2)	(5.1)%
Operating and administrative expenses (b)	$156.0	$173.1	$(17.1)	(9.9)%
Operating income	$27.5	$9.2	$18.3	198.9%
Income before income taxes (c)	$22.9	$3.0	$19.9	663.3%
LPG retail gallons sold (millions) (d)	175.7	177.5	(1.8)	(1.0)%
Heating degree days—% colder (warmer) than normal (e)	10.8%	(34.6)%	—	—

(a)
Total margin represents total revenues less total cost of sales. Total margin for the three months ended June 30, 2019 and 2018 excludes net pre-tax (losses) gains of $(10.8) million and $42.9 million, respectively, on commodity derivative instruments not associated with current-period transactions.

(b)	The 2018 three-month period includes $7.6 million of Finagaz integration expenses.

(c)
Income before income taxes for the three months ended June 30, 2019 and 2018 excludes net pre-tax unrealized (losses) gains on certain foreign currency derivative contracts of $(0.8) million and $26.2 million, respectively. Income before income taxes for the three months ended June 30, 2019 and 2018 includes net pre-tax realized gains (losses) on certain foreign currency derivative contracts of $1.2 million and $(0.5) million, respectively.

(d)	Prior-year amounts adjusted to conform to current-year classification.

(e)	Deviation from average heating degree days for the 15-year period 2002-2016 at locations in our UGI International service territories.

Average temperatures during the 2019 three-month period were 10.8% colder than normal compared to temperatures in the prior-year period that were 34.6% warmer than normal. Notwithstanding the colder 2019 three-month period temperatures, total retail gallons sold during the 2019 three-month period were slightly lower. LPG retail volumes in the 2019 three-month period were lower due in large part to the loss of a low-margin cylinder dealer in Poland partially offset by slightly higher bulk volumes. Retail LPG volumes in the prior-year period benefited from the carryover effects on bulk LPG sales of cold late-March 2018 weather principally at our operations in France. During the 2019 three-month period, average wholesale prices for propane and butane in northwest Europe were approximately 17% and 14% lower than in the prior-year period, respectively, principally reflecting a significant decline in such prices later in the 2019 three-month period.

UGI International base-currency results are translated into U.S. dollars based upon exchange rates experienced during the reporting periods. Differences in these translation rates affect the comparison of line item amounts presented in the table above. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During the 2019 and 2018 three-month periods, the average unweighted euro-to-dollar translation rates were approximately $1.12 and $1.19, respectively, and the average unweighted British pound sterling-to-dollar translation rates were approximately $1.28 and $1.36, respectively.

UGI International revenues decreased $47.0 million during the 2019 three-month period principally reflecting the translation effects of the weaker euro and British pound sterling (approximately $31.0 million), the effects of lower average LPG selling prices, and the effects of the slightly lower retail volumes sold. UGI International cost of sales decreased $35.8 million during the 2019 three-month period principally reflecting the translation effects of the weaker euro and British pound sterling (approximately $20.0 million), lower average LPG product costs, and to a much lesser extent, the lower retail and lower wholesale LPG volumes sold.

UGI International total margin decreased $11.2 million largely reflecting the translation effects of the weaker euro and British pound sterling on local currency total margin and, to a much lesser extent, the effects on margin of the slightly lower LPG retail volumes sold. Local currency total margin was slightly higher in the 2019 three-month period as the effects of the slightly lower retail LPG volumes sold were more than offset by margin management and the recovery of energy conservation compliance costs.

UGI CORPORATION AND SUBSIDIARIES

Notwithstanding the lower total margin, UGI International operating income increased $18.3 million reflecting lower operating and administrative expenses ($17.1 million), lower depreciation and amortization expense ($9.0 million), and slightly higher other operating income ($3.6 million). The decrease in operating and administrative expenses reflects, in part, the translation effects of the weaker euro and British pound sterling (approximately $9.0 million) and slightly lower local currency operating and administrative expenses. Operating and administrative expenses in the prior-year three-month period include $7.6 million of Finagaz integration costs. Operating and administrative expenses in the current-year period reflect, among other things, lower required compliance costs associated with operational safety requirements partially offset by higher expenses related to strategic projects. The lower depreciation and amortization expense principally reflects depreciation adjustments recorded in the prior-year period mainly resulting from changes in depreciable lives of certain cylinders and tanks and, to a lesser extent, the translation effects of the weaker currencies. The increase in other operating income reflects, in large part, income from the settlement of a customer contract. UGI International income before income taxes in the 2019 three-month period increased $19.9 million reflecting the increase in operating income ($18.3 million) and higher pre-tax realized gains on foreign currency exchange contracts entered into in order to reduce volatility in UGI International net income resulting from the translation effects of changes in foreign currency exchange rates ($1.7 million).

Midstream & Marketing

For the three months ended June 30,	2019	2018	Increase (Decrease)
(Dollars in millions)
Revenues	$267.3	$263.8	$3.5	1.3%
Total margin (a)	$41.9	$48.8	$(6.9)	(14.1)%
Operating and administrative expenses	$27.4	$30.4	$(3.0)	(9.9)%
Operating income	$2.7	$7.4	$(4.7)	(63.5)%
Income before income taxes	$3.6	$8.2	$(4.6)	(56.1)%

(a)
Total margin represents total revenues less total cost of sales. Total margin for the three months ended June 30, 2019 and 2018 excludes net pre-tax (losses) gains of $(24.5) million and $6.2 million, respectively, on commodity derivative instruments not associated with current-period transactions.

Average temperatures across Midstream & Marketing’s energy marketing territory during the three months ended June 30, 2019 were approximately 14.5% warmer than normal and 18.7% warmer than the prior-year period. Prior-year temperatures were impacted by significantly colder than normal temperatures in April.

Midstream & Marketing’s 2019 three-month period revenues were $3.5 million higher than the prior-year period principally reflecting higher natural gas revenues ($10.4 million) partially offset by lower total revenues from midstream assets ($6.2 million) and lower electric generation revenues. The increase in natural gas revenues principally reflects the effects of higher natural gas volumes resulting from customer growth, including customers obtained through the acquisition of South Jersey Energy Company’s natural gas marketing business on December 1, 2018. The decrease in revenues from midstream assets principally reflects significantly lower capacity management revenues ($5.2 million) and lower peaking and storage revenues, partially offset by higher natural gas gathering revenues. The decrease in capacity management revenues reflects lower capacity values. Electric generation revenues were lower principally reflecting significantly lower off peak volumes at the Hunlock Station generating facility due to a decline in economic dispatch opportunities. Midstream & Marketing cost of sales were $225.4 million in the 2019 three-month period compared to $215.0 million in the 2018 three-month period, an increase of $10.4 million, principally reflecting the higher natural gas volumes partially offset by lower electric generation cost of sales as a result of the lower generation activity.

Midstream & Marketing total margin decreased $6.9 million in the 2019 three-month period principally reflecting lower margin from natural gas marketing ($4.0 million) reflecting lower unit margins, lower total margin from our midstream assets ($2.5 million), and lower electric generation total margin ($0.9 million). The decrease in total margin from midstream assets is principally the result of lower capacity management total margin ($5.2 million) partially offset by higher natural gas gathering total margin ($2.9 million). The decrease in capacity management total margin reflects lower baseload capacity values, and higher prior-year pricing spreads between Marcellus and non-Marcellus delivery points. The lower total margin from electric generation reflects significantly lower electric generation volumes principally at our Hunlock Station generating facility.

Midstream & Marketing operating income and income before income taxes during the 2019 three-month period decreased $4.7 million and $4.6 million, respectively. The decreases principally reflect the previously mentioned decrease in total margin ($6.9 million) and slightly higher depreciation expense ($0.7 million) partially offset by lower operating and administrative expenses ($3.0 million) reflecting, among other things, lower compensation expense and lower legal and consulting expenses. The increase

UGI CORPORATION AND SUBSIDIARIES

in depreciation expense principally reflects incremental depreciation from the expansion of our natural gas gathering and LNG assets.

UGI Utilities

For the three months ended June 30,	2019	2018	Increase (Decrease)
(Dollars in millions)
Revenues (a)	$163.9	$159.9	$4.0	2.5%
Total margin (a)(b)	$102.0	$86.3	$15.7	18.2%
Operating and administrative expenses (b)	$58.5	$61.0	$(2.5)	(4.1)%
Operating income	$20.4	$4.4	$16.0	363.6%
Income (loss) before income taxes	$8.4	$(6.1)	$(14.5)	(237.7)%
Gas Utility system throughput—bcf
Core market	9.0	11.4	(2.4)	(21.1)%
Total	59.1	53.7	5.4	10.1%
Electric Utility distribution sales - gwh	209.0	221.7	(12.7)	(5.7)%
Gas Utility heating degree days—% (warmer) colder than normal (c)	(27.1)%	5.1%	—	—

(a)
In accordance with the PAPUC Order issued May 17, 2018, Gas Utility’s revenues and total margin for the three months ended June 30, 2019, were reduced by $1.7 million to reflect the credit to customers of tax savings of the TCJA accrued during the period. In accordance with the PAPUC Order, Gas Utility’s revenues and total margin for the three months ended June 30, 2018 were reduced by $22.7 million and an associated regulatory liability established related to savings accrued during the period January 1, 2018 to June 30, 2018.

(b)
Total margin represents total revenues less total cost of sales and revenue-related taxes (i.e. Electric Utility gross receipts taxes) of $0.9 million and $1.1 million during the three months ended June 30, 2019 and June 30, 2018, respectively. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating expenses presented above).

(c)	Deviation from average heating degree days for the 15-year period 2000-2014 based upon weather statistics provided by NOAA for airports located within Gas Utility’s service territory.

Temperatures in Gas Utility’s service territory during the three months ended June 30, 2019, were 27.1% warmer than normal and 30.6% warmer than the prior-year period. Temperatures in the month of April 2019, the primary heating month of the quarter, were nearly 44% warmer than the prior-year period. Gas Utility core market volumes decreased 2.4 bcf (21.1%) principally reflecting the effects of the significantly warmer weather partially offset by growth in the number of core market customers. Total Gas Utility distribution system throughput increased 5.4 bcf reflecting higher large firm and interruptible delivery service volumes (7.8 bcf) partially offset by the previously mentioned lower core market volumes. Electric Utility kilowatt-hour sales were lower than the prior-year period principally reflecting the impact of warmer spring weather on Electric Utility heating-related sales.
UGI Utilities revenues increased $4.0 million in the three months ended June 30, 2019, reflecting a $5.8 million increase in Gas Utility revenues partially offset by a $1.8 million decrease in Electric Utility revenues. In accordance with the May 17, 2018, PAPUC Order, during the prior-year three-month period, Gas Utility’s revenues were reduced by $22.7 million to reflect the credit to customers of tax savings of the TCJA. Substantially all of the $22.7 million reduction in revenues and margin recorded during the three months ended June 30, 2018 related to tax savings associated with the three months ended March 31, 2018. Excluding the impact of this reduction in revenues, Gas Utility revenues decreased $16.9 million. The decrease in Gas Utility revenues principally reflects lower core market revenues ($17.8 million) and lower large firm and interruptible delivery service total margin ($2.3 million), partially offset by higher off-system sales revenue ($5.2 million) which includes capacity releases due in part to the adoption of ASC 606 (which requires that capacity release contracts be reflected on a gross, rather than net, basis). The $17.8 million decrease in Gas Utility core market revenues principally reflects the effects of the lower core market throughput. The $1.8 million decrease in Electric Utility revenues during the 2019 three-month period principally reflects the effects of the lower kilowatt-hour sales partially offset by an increase in Electric Utility base rates effective October 27, 2018 ($0.4 million) and higher transmission revenue ($0.4 million).

UGI Utilities cost of sales was $61.0 million in the three months ended June 30, 2019 compared with $72.5 million in the three months ended June 30, 2018, reflecting lower Gas Utility cost of sales ($9.2 million) and lower Electric Utility cost of sales ($2.3 million) on the lower sales and DS customers transferring to alternate suppliers. The lower Gas Utility cost of sales principally

UGI CORPORATION AND SUBSIDIARIES

reflects the effects of the lower core market volumes ($9.8 million) and lower average retail core market PGC rates ($2.2 million), partially offset by an increase in cost of sales associated with off-system sales ($4.6 million), which includes capacity release cost of sales (due principally to the presentation of capacity release contracts resulting from the adoption of ASC 606).

UGI Utilities total margin increased $15.7 million reflecting the impact in the prior-year period of the $22.7 million reduction in revenues resulting from the previously mentioned PAPUC Order. Excluding this reduction in the prior year, UGI Utilities total margin decreased $7.0 million during the 2019 three-month period principally reflecting lower total margin from Gas Utility core market customers ($5.9 million), lower large firm and interruptible delivery service total margin ($0.5 million) partially offset by slightly higher Electric Utility total margin ($0.7 million) and higher off-system sales margin reflecting the margin impacts of the presentation of certain revenues in accordance with ASC 606. The increase in Electric Utility margin principally reflects the increase in base rates and higher transmission revenue partially offset by the lower distribution system sales.

UGI Utilities operating income increased $16.0 million principally reflecting the increase in total margin ($15.7 million) and slightly lower operating and administrative expenses ($2.5 million) partially offset by greater depreciation expense ($1.8 million) and a $0.5 million increase in other operating expense. The decrease in UGI Utilities operating and administrative expenses reflects, among other things, lower allocated corporate expenses ($1.5 million), uncollectible accounts expense ($1.1 million), IT maintenance and consulting expenses ($0.9 million) and travel and entertainment expenses ($0.7 million), partially offset by higher contractor and outside services expense ($1.5 million). The increase in depreciation expense reflects increased distribution system capital expenditure activity. UGI Utilities income before income taxes was $14.5 million higher principally reflecting the increase in UGI Utilities operating income ($16.0 million) and, to a much lesser extent, higher postretirement plan non-service income partially offset by higher interest expense ($2.3 million).

Interest Expense and Income Taxes

Our consolidated interest expense during the 2019 three-month period was $60.5 million, slightly higher than the $56.5 million of interest expense recorded during the 2018 three-month period. The higher interest expense principally reflects higher short-term interest expense on credit agreement borrowings and higher average long-term debt outstanding.

Our effective income tax rate in the 2019 three-month period reflects a U.S. federal income tax rate of 21%. Our effective income tax rate in the 2018 three-month period reflects a blended U.S. federal income tax rate of 24.5%. Income tax expense in the prior-year three-month period reflects adjustments to income tax balances initially recorded in December 2017 as a result of the enactment of the TCJA and the December 2017 French Finance Bills and higher excess tax benefits from share-based awards.

2019 Nine-Month Period Compared to the 2018 Nine-Month Period
AmeriGas Propane

For the nine months ended June 30,	2019	2018	Increase (Decrease)
(Dollars in millions)
Revenues	$2,270.5	$2,356.0	$(85.5)	(3.6)%
Total margin (a)	$1,246.5	$1,261.7	$(15.2)	(1.2)%
Partnership operating and administrative expenses (b)	$719.5	$704.1	$15.4	2.2%
Impairment of Partnership tradenames and trademarks (c)	$—	$75.0	$(75.0)	(100.0)%
Partnership Adjusted EBITDA (d)	$543.5	$570.8	$(27.3)	(4.8)%
Operating income (e)	$410.0	$359.8	$50.2	14.0%
Retail gallons sold (millions)	882.4	905.5	(23.1)	(2.6)%
Heating degree days—% colder than normal (f)	4.0%	0.4%	—	—

(a)
Total margin represents total revenues less total cost of sales. Total margin for the nine months ended June 30, 2019 and 2018 excludes net pre-tax unrealized losses of $64.8 million and $10.1 million, respectively, on commodity derivative instruments not associated with current-period transactions.

(b)
Partnership operating and administrative expenses for the nine months ended June 30, 2019 include $2.7 million of expenses associated with the Proposed Merger and $5.0 million of expenses to correct vehicle lease expense associated with prior periods.

(c)	The 2018 nine-month period includes the impact of the $75.0 million impairment charge associated with the plan to discontinue the use of certain tradenames and trademarks.

UGI CORPORATION AND SUBSIDIARIES

(d)
Partnership Adjusted EBITDA should not be considered as an alternative to net income (loss) (as an indicator of operating performance) and is not a measure of performance or financial condition under GAAP. Management uses Partnership Adjusted EBITDA as the primary measure of segment profitability for the AmeriGas Propane segment (see Note 16 to Condensed Consolidated Financial Statements).

(e)	Operating income includes certain operating and administrative expenses of the General Partner.

(f)
Deviation from average heating degree days for the 15-year period 2002-2016 based upon national weather statistics provided by NOAA for 344 Geo Regions in the United States, excluding Alaska and Hawaii.

The Partnership’s retail gallons sold during the 2019 nine-month period were 2.6% lower than the prior-year period. Average temperatures based upon heating degree days were 4.0% colder than normal and 3.6% colder than the prior-year period. Although average temperatures during the 2019 nine-month period across our entire service territory were colder than normal, we experienced significantly warmer than normal temperatures in the southeastern U.S. during January and February.

Retail propane revenues decreased $87.3 million during the 2019 nine-month period reflecting the effects of the lower retail volumes sold ($53.3 million) and the lower average retail selling prices ($34.0 million). Wholesale propane revenues increased $3.5 million reflecting higher wholesale volumes sold ($14.1 million) partially offset by lower average wholesale selling prices ($10.6 million). Average daily wholesale propane commodity prices during the 2019 nine-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 25% lower than such prices during the 2018 nine-month period. Other revenues in the 2019 nine-month period were slightly lower than in the prior-year period. Total cost of sales decreased $70.3 million reflecting the effects of lower average propane product costs ($55.5 million) and lower retail propane volumes sold ($25.0 million) partially offset by higher wholesale propane volumes sold ($13.6 million).

AmeriGas Propane total margin in the 2019 nine-month period was $15.2 million lower than in the 2018 nine-month period reflecting lower retail propane total margin ($16.9 million) partially offset by higher tank rent and service total margin. The decline in retail propane total margin reflects the lower retail volumes sold ($27.9 million) partially offset by slightly higher average retail propane unit margins ($11.0 million) due, in part, to the effects of declining wholesale propane prices during the 2019 nine-month period.

Partnership Adjusted EBITDA decreased $27.3 million in the 2019 nine-month period principally reflecting the lower total margin ($15.2 million) and slightly higher Partnership operating and administrative expenses ($12.7 million, excluding $2.7 million of Proposed Merger expenses). The increase in Partnership operating and administrative expenses in the 2019 nine-month period reflects, among other things, higher required accruals for litigation ($10.0 million) and higher vehicle lease expense ($8.7 million) which includes $5.0 million to correct vehicle lease expense associated with prior periods. These increases were partially offset by lower general insurance and self-insured casualty and liability expense, and lower travel and entertainment, professional fees and advertising expenses. AmeriGas Propane operating income was $50.2 million higher in the 2019 nine-month period principally reflecting the absence of a $75.0 million impairment charge recorded in the prior-year period associated with a plan to discontinue the use of certain tradenames and trademarks and slightly lower depreciation and amortization expense ($5.0 million) partially offset by the previously mentioned $27.3 million decrease in Partnership Adjusted EBITDA.

UGI International

For the nine months ended June 30,	2019	2018	Decrease
(Dollars in millions)
Revenues	$1,980.5	$2,227.4	$(246.9)	(11.1)%
Total margin (a)	$808.7	$887.2	$(78.5)	(8.8)%
Operating and administrative expenses (b)	$511.7	$546.2	$(34.5)	(6.3)%
Operating income	$212.7	$234.4	$(21.7)	(9.3)%
Income before income taxes (c)(d)	$194.4	$203.1	$(8.7)	(4.3)%
LPG retail gallons sold (millions) (e)	672.0	712.5	(40.5)	(5.7)%
Heating degree days—% (warmer) than normal (f)	(5.0)%	(4.1)%	—	—

(a)
Total margin represents total revenues less total cost of sales. Total margin for the nine months ended June 30, 2019 and 2018 excludes net pre-tax (losses) gains of $(136.7) million and $39.3 million, respectively, on commodity derivative instruments not associated with current-period transactions.

(b)	The 2018 nine-month period includes $20.8 million of Finagaz integration expenses.

(c)
Income before income taxes for the nine months ended June 30, 2019 and 2018 excludes net pre-tax unrealized gains on certain foreign currency derivative contracts of $11.9 million and $24.1 million, respectively. Income before income taxes

UGI CORPORATION AND SUBSIDIARIES

for the nine months ended June 30, 2019 and 2018 includes net pre-tax realized gains (losses) on certain foreign currency derivative contracts of $5.2 million and $(14.2) million, respectively.

(d)	Income before income taxes for the nine months ended June 30, 2019, is net of a $6.1 million pre-tax loss on extinguishments of debt.

(e)	Prior-year amounts adjusted to conform to current-year classification.

(f)	Deviation from average heating degree days for the 15-year period 2002-2016 at locations in our UGI International service territories.

Average temperatures during the 2019 nine-month period were 5.0% warmer than normal and 0.9% warmer than the prior-year period. Total retail gallons sold during the 2019 nine-month period were 5.7% lower reflecting lower volumes associated with crop drying as a result of a very warm and dry summer, the loss of a low-margin cylinder dealer in Poland and the effects of the warmer weather on heating-related bulk sales, primarily sales to residential heating customers, during the peak heating season months. Notwithstanding higher wholesale LPG prices at the beginning of the Fiscal 2019 heating season, average wholesale prices for propane and butane in northwest Europe were approximately 9% and 6% lower than in the prior-year period, respectively, reflecting a significant decline in LPG prices during the 2019 nine-month period.

UGI International base-currency results are translated into U.S. dollars based upon exchange rates experienced during the reporting periods. Differences in these translation rates affect the comparison of line item amounts presented in the table above. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During the 2019 and 2018 nine-month periods, the average unweighted euro-to-dollar translation rates were approximately $1.14 and $1.20, respectively, and the average unweighted British pound sterling-to-dollar translation rates were approximately $1.29 and $1.36, respectively. During the nine months ended June 30, 2019 and 2018, realized gains and losses on foreign currency exchange contracts used to reduce volatility in our foreign operations’ net income settled at average euro-to-dollar exchange rates of $1.17 and $1.09, respectively, and at average British pound sterling-to-dollar exchange rates of $1.30 and $1.27, respectively.

UGI International revenues decreased $246.9 million during the 2019 nine-month period principally reflecting the lower retail and lower wholesale LPG volumes sold, and the translation effects of the weaker euro and British pound sterling (approximately $90 million). UGI International cost of sales decreased $168.4 million during the 2019 nine-month period principally reflecting the effects of the lower LPG retail and wholesale volumes sold, the translation effects of the weaker euro and British pound sterling (approximately $55 million), and the effects of slightly lower average wholesale prices for LPG. Although the average un-weighted wholesale price for LPG during the 2019 nine-month period was slightly lower than in the prior-year period, wholesale LPG prices during late Fiscal 2018 and early in the 2019 nine-month period were higher than in the prior-year period resulting in higher LPG inventory costs entering the heating season.

UGI International total margin decreased $78.5 million primarily reflecting the lower retail LPG volumes sold, and the translation effects of the weaker euro and British pound sterling (approximately $35 million). These decreases in total margin were partially offset by slightly higher average retail LPG unit margin reflecting margin management efforts and the recovery of energy conservation compliance costs.

The $21.7 million decrease in UGI International operating income principally reflects the $78.5 million decrease in total margin partially offset by lower operating and administrative expenses ($34.5 million), lower depreciation and amortization expense ($14.1 million), and higher other operating income including higher income on asset sales and income from a customer contract settlement during the 2019 nine-month period. The decrease in operating and administrative expenses reflects, in large part, the impact of the weaker euro and British pound sterling (approximately $20 million) and lower local currency operating and administrative expenses. Operating and administrative expenses in the prior-year period include $20.8 million of Finagaz integration expenses. Excluding the Finagaz integration expenses recorded in the prior-year, local currency operating and administrative expenses were slightly higher principally reflecting higher compliance costs associated with energy conservation and costs related to strategic projects partially offset by lower expenses associated with operational safety requirements, and lower distribution, advertising and other general expenses. The lower depreciation and amortization expense principally reflects adjustments recorded in the prior-year period resulting mainly from changes in depreciable lives of certain cylinders and tanks and to a lesser extent the translation effects in the current year of the weaker currencies. UGI International income before income taxes in the 2019 nine-month period was $8.7 million lower than the prior-year period principally reflecting the net effects of the $21.7 million decrease in UGI International operating income and a $6.1 million loss on debt extinguishments partially offset by higher pre-tax realized gains on foreign currency exchange contracts entered into in order to reduce volatility in UGI International net income resulting from changes in foreign exchange rates ($19.4 million).

UGI CORPORATION AND SUBSIDIARIES

Midstream & Marketing

For the nine months ended June 30,	2019	2018	Increase (Decrease)
(Dollars in millions)
Revenues	$1,269.1	$1,157.0	$112.1	9.7%
Total margin (a)	$216.9	$284.4	$(67.5)	(23.7)%
Operating and administrative expenses	$88.1	$84.3	$3.8	4.5%
Operating income	$95.1	$168.4	$(73.3)	(43.5)%
Income before income taxes	$98.0	$168.4	$(70.4)	(41.8)%

(a)
Total margin represents total revenues less total cost of sales. Total margin for the nine months ended June 30, 2019 and 2018 excludes net pre-tax (losses) gains of $(11.1) million and $0.8 million, respectively, on commodity derivative instruments not associated with current-period transactions.

Average temperatures across Midstream & Marketing’s energy marketing territory during the 2019 nine-month period were approximately 0.6% warmer than normal and 0.2% colder than the prior-year period. Although average temperatures in the 2019 nine-month period were slightly colder than the prior-year period, the prior-year nine-month period experienced extremely cold and more volatile weather in late December 2017 and early January 2018.

Midstream & Marketing’s 2019 nine-month period revenues were $112.1 million higher than the prior-year period principally reflecting higher natural gas revenues ($168.3 million) and, to a much lesser extent, higher natural gas gathering, HVAC and peaking revenue. These increases in revenues were partially offset principally by lower capacity revenues ($61.3 million) and, to a much lesser extent, lower electric generation revenues. The significant increase in natural gas revenues principally reflects the effects of higher natural gas volumes principally from customer growth including customers obtained through the acquisition of South Jersey Energy Company’s natural gas marketing business on December 1, 2018, and higher average natural gas prices. The decrease in capacity management revenues reflects significantly lower capacity values during the 2019 nine-month period. The lower electric generation revenues reflect lower off-peak volumes at the Hunlock Station generating facility due to a decline in economic dispatch opportunities and, to a much lesser extent, lower volumes at the Conemaugh Station. Midstream & Marketing cost of sales was $1,052.2 million in the 2019 nine-month period compared to $872.6 million in the 2018 nine-month period, an increase of $179.6 million, principally reflecting the higher natural gas volumes and higher natural gas costs.

Midstream & Marketing total margin decreased $67.5 million in the 2019 nine-month period principally reflecting lower total margin from our midstream assets ($53.6 million), lower electric generation total margin ($8.3 million) and lower margin from natural gas marketing reflecting lower average unit margins. The decrease in total margin from our midstream assets is principally the result of significantly lower capacity management total margin ($61.3 million) partially offset by higher natural gas gathering and peaking total margin. The decrease in capacity management total margin reflects significantly lower baseload capacity values, and higher prior-year pricing spreads between Marcellus and non-Marcellus delivery points. The lower capacity pricing spreads during the 2019 nine-month period is principally the result of the absence in the current-year period of extremely cold and volatile weather experienced in late December and early January of the prior-year period, the effects of increased pipeline restrictions during the 2019 heating season, and the effects on capacity values from new pipeline capacity. The lower total margin from electric generation principally reflects lower electric generation volumes from our Hunlock Station generating facility due to a decline in off-peak economic dispatch opportunities.

Midstream & Marketing operating income and income before income taxes during the 2019 nine-month period decreased $73.3 million and $70.4 million, respectively. The decrease in operating income principally reflects the previously mentioned decrease in total margin ($67.5 million), higher operating and administrative expenses ($3.8 million), and higher depreciation expense ($2.8 million). The $3.8 million increase in operating and administrative expenses principally reflects higher taxes other than income taxes ($1.5 million), slightly higher compensation and benefits expense and higher expenses associated with greater peaking, LNG and natural gas gathering activities. The increase in operating and administrative expense also reflects higher operating and maintenance expenses associated with a planned outage at the Conemaugh generating unit. The increase in depreciation expense principally reflects incremental depreciation from the expansion of our LNG, natural gas gathering and peaking assets. The $70.4 million decrease in income before income taxes in the 2019 nine-month period principally reflects the lower operating income ($73.3 million) partially offset by the absence of a pension settlement recorded in the prior-year period, higher AFUDC income associated with the PennEast pipeline and lower interest expense.

UGI CORPORATION AND SUBSIDIARIES

UGI Utilities

For the nine months ended June 30,	2019	2018	Increase (Decrease)
(Dollars in millions)
Revenues (a)	$916.2	$966.3	$(50.1)	(5.2)%
Total margin (a)(b)	$474.1	$481.0	$(6.9)	(1.4)%
Operating and administrative expenses (b)	$187.4	$182.6	$4.8	2.6%
Operating income	$217.3	$237.0	$(19.7)	(8.3)%
Income before income taxes	$182.2	$203.3	$(21.1)	(10.4)%
Gas Utility system throughput—bcf
Core market	75.7	75.8	(0.1)	(0.1)%
Total	231.4	210.2	21.2	10.1%
Electric Utility distribution sales - gwh	737.8	747.0	(9.2)	(1.2)%
Gas Utility heating degree days—% (warmer) than normal (c)	(3.7)%	(1.3)%	—	—

(a)
In accordance with the PAPUC Order issued May 17, 2018, Gas Utility’s revenues and total margin for the nine months ended June 30, 2019 were reduced by $37.9 million to reflect the credit to customers of tax savings of the TCJA. Gas Utility’s revenues and total margin for the nine months ended June 30, 2018 were reduced by $24.1 million and an associated regulatory liability established related to tax savings accrued during the period January 1, 2018 to June 30, 2018 as a result of the TCJA.

(b)
Total margin represents total revenues less total cost of sales and revenue-related taxes (i.e. Electric Utility gross receipts taxes) of $3.6 million and $3.7 million during the nine months ended June 30, 2019 and June 30, 2018, respectively. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating expenses presented above).

(c)	Deviation from average heating degree days for the 15-year period 2000-2014 based upon weather statistics provided by NOAA for airports located within Gas Utility’s service territory.

Temperatures in Gas Utility’s service territory during the 2019 nine-month period were 3.7% warmer than normal and 2.4% warmer than the 2018 nine-month period. Notwithstanding the warmer weather, Gas Utility core market volumes were about equal to the prior year reflecting, in large part, growth in the number of core market customers. Total Gas Utility distribution system throughput increased 21.2 bcf reflecting higher large firm delivery service volumes (23.6 bcf) partially offset by a decline in interruptible delivery service volumes (2.3 bcf). Electric Utility kilowatt-hour sales were 1.2% lower than the prior-year period principally reflecting the impact of the warmer weather on Electric Utility heating-related sales.
UGI Utilities revenues decreased $50.1 million reflecting a $51.5 million decrease in Gas Utility revenues partially offset by a $1.4 million increase in Electric Utility revenues. Gas Utility revenues in both the 2019 and 2018 nine-month periods reflect the effects of the May 17, 2018, PAPUC Order regarding the credit to customers of tax savings under the TCJA. Excluding the effects on revenues in both periods as a result of the PAPUC Order, Gas Utility’s revenues decreased $37.7 million principally reflecting lower core market revenues ($41.0 million) due to lower average PGC rates during the 2019 nine-month period, and lower large firm and interruptible delivery service revenues ($4.0 million) partially offset by an increase in off-system sales revenues ($4.0 million) which includes capacity release revenues due principally to the adoption of ASC 606 (which requires capacity release contracts be reflected on a gross, rather than net, basis) and higher other revenues ($3.0 million). The increase in Electric Utility revenues during the 2019 nine-month period principally reflects higher transmission revenue ($1.8 million) and an increase in Electric Utility base rates effective October 27, 2018 ($1.6 million) partially offset by the impact of the lower distribution system sales.

UGI Utilities cost of sales was $438.5 million in the 2019 nine-month period compared with $481.6 million in the 2018 nine-month period reflecting lower Gas Utility cost of sales ($41.8 million) and lower Electric Utility cost of sales ($1.3 million) as a result of the lower distribution system sales. The lower Gas Utility cost of sales principally reflects lower average retail core-market PGC rates ($42.4 million).

UGI Utilities total margin decreased $6.9 million reflecting lower total margin from Gas Utility ($9.7 million) partially offset by higher total margin from Electric Utility ($2.8 million). Gas Utility total margin in both the 2019 and 2018 nine-month periods reflects the effects of the May 17, 2018, PAPUC Order regarding the credit to customers of tax savings of the TCJA. Excluding the effects on margin in both periods as a result of the PAPUC Order, Gas Utility total margin increased $4.1 million. The increase in Gas Utility margin reflects higher off-system sales margin principally resulting from the presentation of certain revenues in accordance with the adoption of ASC 606, and higher total margin from core market customers reflecting, among other things,

UGI CORPORATION AND SUBSIDIARIES

higher DSIC revenues. The increase in Electric Utility margin principally reflects higher transmission revenue and the increase in base rates.

UGI Utilities operating income decreased $19.7 million principally reflecting the decrease in total margin ($6.9 million), higher operating and administrative expenses ($4.8 million), greater depreciation expense ($5.1 million), and higher other operating expense ($3.1 million). The increase in UGI Utilities operating and administrative expenses principally reflects higher general and administrative costs including higher contractor and outside services expense ($4.6 million), the absence of a favorable payroll tax adjustment recorded in the prior-year period ($2.1 million), and higher non-income taxes ($1.3 million), payroll expenses ($1.3 million), allocated corporate expenses ($0.8 million), materials expenses ($0.6 million) and IT maintenance and consulting expenses ($0.5 million). These increases were partially offset by lower employee benefits expense ($3.8 million) and a decrease in uncollectible accounts expense ($3.1 million). The increase in depreciation expense reflects increased distribution system and IT capital expenditure activity. UGI Utilities income before income taxes decreased $21.1 million principally reflecting the decrease in UGI Utilities operating income ($19.7 million) and higher interest expense ($4.3 million) partially offset by higher postretirement plan non-service income ($3.0 million).

Interest Expense and Income Taxes

Our consolidated interest expense during the 2019 nine-month period was $181.7 million, slightly higher than the $172.8 million of interest expense recorded during the 2018 nine-month period. The higher interest expense principally reflects higher short-term interest expense on credit agreement borrowings and higher long-term debt outstanding.

Our effective income tax rate in the 2019 nine-month period reflects a U.S. federal income tax rate of 21%. Our effective income tax rate in the 2018 nine-month period reflects a blended U.S. federal income tax rate of 24.5%.

As previously mentioned, our consolidated income taxes for the prior-year nine month period ended June 30, 2018, were significantly impacted by the enactment of the TCJA and the December 2017 French Finance Bills. As a result of the TCJA and the December 2017 French Finance Bills, during the three months ended December 31, 2017, we remeasured our existing U.S. and French deferred income tax assets and liabilities at the new tax rates in the U.S. and France. Due to the effects of utility ratemaking, most of the reductions in UGI Utilities’ deferred income tax assets and liabilities were not recognized immediately in income tax expense but were reflected in regulatory assets and liabilities. Income tax expense for the nine months ended June 30, 2018, was reduced by remeasurement adjustments totaling $172.1 million to tax-related accounts as a result of the enactment of the TCJA and was reduced by remeasurement adjustments totaling $13.5 million to net deferred income tax liabilities as a result of the December 2017 French Finance Bills. For further information on these tax law changes and their effects on regulatory assets and liabilities, see Notes 6 and 8 to Condensed Consolidated Financial Statements.

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

The primary sources of UGI’s cash and cash equivalents are the dividends and other cash payments made to UGI or its corporate subsidiaries by its principal business units. Our cash and cash equivalents totaled $533.7 million at June 30, 2019, compared with $452.6 million at September 30, 2018. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, at June 30, 2019 and September 30, 2018, UGI had $308.3 million and $194.3 million of cash and cash equivalents, respectively, most of which are located in the U.S. Such cash is available to pay dividends on UGI Common Stock and for investment purposes.

UGI CORPORATION AND SUBSIDIARIES

Long-term Debt and Short-term Borrowings
Long-term Debt

The Company’s debt outstanding at June 30, 2019 and September 30, 2018, comprises the following:

	June 30, 2019						September 30, 2018
(Millions of dollars)	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Other	Total	Total
Short-term borrowings	$248.5	$0.7	$55.0	$76.0	$—	$380.2	$424.9

Long-term debt (including current maturities):
Senior notes	$2,575.0	$397.9	$—	$825.0	$—	$3,797.9	$3,250.0
Term loans and notes	18.5	341.0	—	155.6	—	515.1	890.4
Other long-term debt	—	20.2	0.4	5.3	8.2	34.1	59.0
Unamortized debt issuance costs	(24.6)	(8.7)	—	(4.7)	—	(38.0)	(34.1)
Total long-term debt	$2,568.9	$750.4	$0.4	$981.2	$8.2	$4,309.1	$4,165.3
Total debt	$2,817.4	$751.1	$55.4	$1,057.2	$8.2	$4,689.3	$4,590.2

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

Subsequent Event - UGI Corporation Senior Credit Facility. On August 1, 2019, UGI entered into the UGI Corporation Senior Credit Facility. The UGI Corporation Senior Credit Facility comprises (1) a five-year $250 million amortizing term loan

UGI CORPORATION AND SUBSIDIARIES

commitment; (2) a three-year $300 million term loan commitment; and (3) a five-year $300 million revolving credit facility (including a $10 million sublimit for letters of credit). Proceeds from borrowings under the UGI Corporation Senior Credit Facility may to be used to finance the cash portion of the Proposed Merger; the CMG Acquisition; and for general corporate purposes.

Borrowings under the UGI Corporation Senior Credit Facility bear interest at rates per annum, comprising the aggregate of the applicable margin and, subject to our election, either (1) the associated prime rate or (2) an adjusted LIBOR rate. The applicable margins on term loan and revolving credit facility borrowings are dependent upon a ratio of consolidated net indebtedness to consolidated EBITDA, as defined, and UGI’s credit ratings.

The UGI Corporation Senior Credit Facility restricts the ability of UGI to, among other things, incur additional indebtedness, make investments, incur liens, and effect mergers, consolidations and sales of assets. The UGI Corporation Senior Credit Facility also requires UGI to maintain a ratio of consolidated net indebtedness to consolidated EBITDA and, under certain circumstances relating to UGI’s credit rating, a ratio of consolidated EBITDA to consolidated interest expense.

On August 1, 2019, in order to fund a portion of the CMG Acquisition, UGI borrowed $300 million under the UGI Corporation Senior Credit Facility revolving credit facility and $300 million under the $300 million term loan commitment.

For further information on the UGI Corporation Senior Credit Facility, see Note 17 to Condensed Consolidated Financial Statements.

Credit Facilities

Additional information related to the Company’s credit agreements can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 5 to the Consolidated Financial Statements in the Company’s 2018 Annual Report.

Information about the Company’s principal credit agreements (excluding the Energy Services Receivables Facility discussed below) as of June 30, 2019 and 2018, is presented in the table below.

(Currency in millions)	Total Capacity	Borrowings Outstanding	Letters of Credit and Guarantees Outstanding	Available Borrowing Capacity
As of June 30, 2019
AmeriGas OLP	$600.0	$248.5	$62.8	$288.7
UGI International, LLC	€300.0	€—	€—	€300.0
Energy Services	$240.0	$—	$—	$240.0
UGI Utilities	$350.0	$76.0	$—	$274.0
As of June 30, 2018
AmeriGas OLP	$600.0	$177.0	$67.2	$355.8
UGI International, LLC (a)	€300.0	€—	€—	€300.0
UGI France SAS (a)	€60.0	€—	€—	€60.0
Flaga (a)	€55.0	€—	€1.0	€54.0
Energy Services	$240.0	$—	$—	$240.0
UGI Utilities (b)	$300.0	$118.5	$2.0	$179.5

(a)	Facility terminated on October 25, 2018, concurrent with entering into the 2018 UGI International Credit Facilities Agreement.

(b)	Facility terminated on June 27, 2019, concurrent with entering into the UGI Utilities 2019 Credit Agreement.

UGI CORPORATION AND SUBSIDIARIES

The average daily and peak short-term borrowings under the Company’s principal credit agreements during the nine months ended June 30, 2019 and 2018 are as follows:

	For the nine months ended		For the nine months ended
	June 30, 2019		June 30, 2018
(Currency in millions)	Average	Peak	Average	Peak
AmeriGas OLP	$281.8	$422.0	$186.3	$349.0
UGI International, LLC	€—	€—	€—	€—
Energy Services	$0.2	$25.0	$20.7	$79.0
UGI Utilities	$174.0	$311.0	$150.0	$215.0

UGI International. On October 18, 2018, UGI International, LLC entered into the 2018 UGI International Credit Facilities Agreement which includes a €300 million senior unsecured multicurrency revolving credit facility agreement. For further information on the 2018 UGI International Credit Facilities Agreement, see “Long-term Debt” above and Note 10 to Condensed Consolidated Financial Statements.

On July 31, 2019 and August 1, 2019, UGI International paid cash distributions to Enterprises totaling $332.5 million. These distributions were funded by $290 million of borrowings under the 2018 UGI International Credit Facilities Agreement’s multicurrency revolving facility agreement and cash on hand.

Midstream & Marketing. Energy Services has a Receivables Facility with an issuer of receivables-backed commercial paper currently scheduled to expire on October 25, 2019. At June 30, 2019, the outstanding balance of ESFC trade receivables was $74.2 million, of which $55.0 million was sold to the bank. At June 30, 2018, the outstanding balance of ESFC trade receivables was $58.3 million, of which none were sold to the bank. Amounts sold to the bank are reflected as “Short-term borrowings” on the Condensed Consolidated Balance Sheets. During the nine months ended June 30, 2019 and 2018, peak sales of receivables were $68.0 million and $68.0 million, respectively, and average daily amounts sold were $10.7 million and $14.8 million, respectively. For additional information regarding the Receivables Facility, see Note 9 to the Condensed Consolidated Financial Statements.

UGI Utilities. On June 27, 2019, UGI Utilities entered into the UGI Utilities 2019 Credit Agreement with a group of banks providing for borrowings up to $350 million (including a $100 million sublimit for letters of credit). The Company may request an increase in the amount of loan commitments under the UGI Utilities 2019 Credit Agreement to a maximum aggregate amount of $150 million. Concurrently with entering into the UGI Utilities 2019 Credit Agreement, the Company terminated its existing $450 million revolving credit agreement dated as of March 27, 2015. Under the UGI Utilities 2019 Credit Agreement, UGI Utilities may borrow at various prevailing market interest rates, including LIBOR and the banks’ prime rate, plus a margin. The margin on such borrowings ranges from 0.0% to 1.75% and is based upon the credit ratings of certain indebtedness of UGI Utilities. The UGI Utilities 2019 Credit Agreement is currently scheduled to expire in June 2020, but will be extended by UGI Utilities to June 2024 if on or before June 25, 2020, the Company satisfies certain requirements relating to approval by the PAPUC. The Company is currently seeking such regulatory approval.

Dividends and Distributions

On April 30, 2019, UGI’s Board of Directors approved an increase in the quarterly dividend rate on UGI Common Stock to $0.30 per Common Share, or $1.20 on an annual basis. The new dividend rate reflects an approximate 15.4% increase from the previous quarterly rate of $0.26. The new quarterly dividend rate was effective with the dividend payable on July 1, 2019, to shareholders of record on June 14, 2019. On July 23, 2019, UGI’s Board of Directors approved an increase in the quarterly dividend rate on UGI Common Stock to $0.325 per Common Share, or $1.30 on an annual basis. The new quarterly dividend rate will be effective with the dividend payable on October 1, 2019, to shareholders of record on August 9, 2019.

On July 22, 2019, the General Partner’s Board of Directors approved a quarterly distribution of $0.95 per Common Unit payable August 19, 2019, to unitholders of record on August 9, 2019. During the nine months ended June 30, 2019, AmeriGas Partners declared and paid quarterly distributions on all limited partner units at a rate of $0.95 per Common Unit for the quarters ended March 31, 2019, December 31, 2018, and September 30, 2018.

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

Operating Activities. Cash flow provided by operating activities was $924.6 million in the 2019 nine-month period compared to $926.8 million in the 2018 nine-month period. Cash flow from operating activities before changes in operating working capital was $964.8 million in the 2019 nine-month period compared to $1,050.6 million in the prior-year period. The lower cash flow from operating activities before changes in operating working capital principally reflects the lower operating results in the current-year period. Cash used to fund changes in operating working capital totaled $40.2 million in the 2019 nine-month period compared to $123.8 million in the prior-year period. The lower net cash used by changes in operating working capital in the 2019 nine-month period reflects, among other things, the effects of the lower 2019 nine-month period sales volumes and prices on changes in accounts receivable, the impact of declines in commodity prices on cash required to fund inventory, and lower income tax payments made during the current-year period. These reductions in cash required to fund changes in operating working capital were partially offset by the effects of net refunds of UGI Utilities’ deferred fuel and power costs during the current-year period compared to net recoveries of such costs during the prior-year period.

Investing Activities. Cash flow used by investing activities was $563.5 million in the 2019 nine-month period compared with $575.5 million in the prior-year period. Investing activity cash flow is principally affected by cash expenditures for property, plant and equipment; cash paid for acquisitions of businesses and assets; investments in investees; and proceeds from sales of assets and businesses. Cash expenditures for property, plant and equipment were $510.2 million in the 2019 nine-month period compared to $394.2 million in the prior-year period reflecting, in part, higher IT expenditures associated with Enterprise Resource Planning systems and higher UGI Utilities new business capital expenditures. Cash used for acquisitions of businesses and assets in the 2019 nine-month period reflects Energy Services’ acquisitions of South Jersey Energy Company’s natural gas marketing business and gas gathering assets in Pennsylvania and UGI International’s acquisitions of several smaller LPG retail businesses in Europe. Cash used for acquisitions of businesses and assets in the 2018 nine-month period principally reflects UGI International’s acquisition of UniverGas and Midstream & Marketing’s acquisition of the Texas Creek natural gas gathering assets in Pennsylvania.

Financing Activities. Cash flow used by financing activities was $241.6 million in the 2019 nine-month period compared with $402.3 million in the prior-year period. Changes in cash flow from financing activities are primarily due to issuances and repayments of long-term debt; net short-term borrowings; dividends and distributions on UGI Common Stock and AmeriGas Partners Common Units; and, from time to time, issuances of UGI and AmeriGas Partners equity instruments. On October 25, 2018, UGI International, LLC, pursuant to a new five-year unsecured Senior Facilities Agreement, borrowed €300 million under a variable-rate term loan facility. Also on October 25, 2018, UGI International, LLC issued in an underwritten private placement €350 million principal amount of 3.25% senior unsecured notes due November 1, 2025. The net proceeds from these borrowings plus cash on hand were used principally to repay €540 million outstanding principal of UGI France SAS’s variable-rate term loan; €45.8 million of outstanding principal of Flaga’s variable-rate term loan; and $49.9 million of outstanding principal of Flaga’s U.S. dollar variable-rate term loan, plus accrued and unpaid interest. In addition, on February 1, 2019, UGI Utilities issued in a private placement $150 million of UGI Utilities 4.55% Senior Notes due February 1, 2049.

UTILITY REGULATORY MATTERS

Base Rate Filings. On January 28, 2019, Gas Utility filed a request with the PAPUC to increase its operating revenues for residential, commercial and industrial customers by $71.1 million annually. The requested rate increase applies to the consolidated UGI Central, UGI North and UGI South rate districts. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service and fund new programs designed to promote and reward customers’ efforts to increase efficient use of natural gas. Additionally, Gas Utility has proposed a 4.5% negative surcharge applicable to all customer distribution service bills to return $24.0 million of tax benefits experienced by UGI Utilities over the period January 1, 2018 to June 30, 2018, plus applicable interest. As proposed, the negative surcharge would become effective for a twelve-month period beginning on the effective date of the new base rates. Gas Utility requested that the new gas rates become effective March 29, 2019. The PAPUC entered an Order dated February 28, 2019, suspending the effective date for the rate increase to allow for investigation and public hearings. On July 22, 2019, a Joint Petition for Approval of Settlement of all issues supported by all active parties was filed with the PAPUC. The Joint Petition is subject to receipt of a recommended decision by a PAPUC administrative law judge and an order of the PAPUC approving the settlement. Unless the PAPUC issues a final order prior to the end of the statutory suspension period, October 28, 2019, the initial proposed rate increase will become effective the next day, subject to

UGI CORPORATION AND SUBSIDIARIES

refund and a subsequent PAPUC order. The Company cannot predict the timing or the ultimate outcome of the rate case review process.

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

Manor Township, Pennsylvania Natural Gas Incident Complaint. In connection with a July 2, 2017, explosion in Manor Township, Lancaster County, Pennsylvania, that resulted in the death of one UGI Utilities employee and injuries to two UGI Utilities employees and one sewer authority employee, and destroyed two residences and damaged several other homes, BIE filed a formal complaint at the PAPUC in which BIE alleged that UGI Utilities committed multiple violations of federal and state gas pipeline regulations in connection with its emergency response leading up to the explosion, and it requested that the PAPUC order UGI Utilities to pay approximately $2.1 million in civil penalties, which is the maximum allowable fine. On November 16, 2018, UGI Utilities filed its formal written answer contesting the BIE complaint. The matter remains pending before the PAPUC.

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

Gas Utility's tariffs contain clauses that permit recovery of all prudently incurred costs of natural gas it sells to its retail core-market customers, including the cost of financial instruments used to hedge purchased gas costs. The recovery clauses provide for periodic adjustments for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations. Gas Utility uses derivative financial instruments, including natural gas futures and option contracts traded on the NYMEX, to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these derivative financial instruments, net of any associated gains or losses, is included in Gas Utility's PGC recovery mechanism. At June 30, 2019, the fair values of Gas Utility’s natural gas futures and option contracts were not material.

Electric Utility's DS tariffs contain clauses which permit recovery of all prudently incurred power costs, including the cost of financial instruments used to hedge electricity costs, through the application of DS rates. Because of this ratemaking mechanism, there is limited power cost risk, including the cost of forward electricity purchase contracts, associated with our Electric Utility operations. At June 30, 2019, all of Electric Utility’s forward electricity purchase contracts were subject to the NPNS exception.

In addition, Gas Utility and Electric Utility from time to time enter into exchange-traded gasoline futures contracts for a portion of gasoline volumes expected to be used in their operations. These gasoline futures contracts are recorded at fair value with changes in fair value reflected in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income. At June 30, 2019, the fair values of Gas Utility’s and Electric Utility’s gasoline futures contracts were not material.

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

The fair value of unsettled commodity price risk sensitive derivative instruments held at June 30, 2019 (excluding those Gas Utility and Electric Utility commodity derivative instruments that are refundable to, or recoverable from, customers) was a loss of $50.7 million. A hypothetical 10% adverse change in the market price of LPG, gasoline, natural gas and electricity would result in a decrease in fair value of approximately $97.9 million at June 30, 2019.

Interest Rate Risk

We have both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact their fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.

Our variable-rate debt at June 30, 2019, includes short-term borrowings and UGI International’s and UGI Utilities’ variable-rate term loans. These debt agreements have interest rates that are generally indexed to short-term market interest rates. UGI International has entered into pay-fixed, receive-variable interest rate swaps that generally fix the underlying euribor interest rate on its euro-denominated term loan at 0.34% through October 2022. We have designated these interest rate swaps as a cash flow hedges. UGI Utilities has entered into a forward starting, amortizing, pay-fixed, receive-variable interest rate swap that generally fixes the underlying prevailing market interest rates on its variable-rate term loan at 3.00% beginning September 30, 2019 through July 2022. We have designated this forward-starting interest rate swap as a cash flow hedge. At June 30, 2019, combined borrowings outstanding under variable-rate debt agreements, excluding UGI International’s effectively fixed-rate debt, totaled $495.9 million.

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

The fair value of unsettled interest rate risk sensitive derivative instruments held at June 30, 2019 (including pay-fixed, receive-variable interest rate swaps) was a loss of $7.8 million. A 50 basis point adverse change in short-term market interest rates would result in a decrease in fair value of approximately $1.7 million.

Foreign Currency Exchange Rate Risk

Our primary currency exchange rate risk is associated with the U.S. dollar versus the euro and, to a lesser extent, the U.S. dollar versus the British pound sterling. The U.S. dollar value of our foreign currency denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. From time to time, we use derivative instruments to hedge portions of our net investments in foreign subsidiaries. Gains or losses on these net investment hedges remain in AOCI until such foreign operations are sold or liquidated. With respect to our net investments in our UGI International operations, a 10% decline in the value of the associated foreign currencies versus the U.S. dollar would reduce their aggregate net book value at June 30, 2019, by approximately $110 million, which amount would be reflected in other comprehensive income. In October 2018, concurrent with entering into the 2018 UGI International Credit Facilities Agreement and the UGI International 3.25% Senior Notes, we designated borrowings under these agreements as net investment hedges.

In order to reduce the volatility in net income associated with our foreign operations, principally as a result of changes in the U.S. dollar exchange rate between the euro and British pound sterling, we enter into forward foreign currency exchange contracts.

The fair value of unsettled foreign currency exchange rate risk sensitive derivative instruments held at June 30, 2019, was a gain of $24.3 million. A hypothetical 10% adverse change in the value of the euro and the British pound sterling versus the U.S. dollar would result in a decrease in fair value of approximately $42.0 million.

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

Certain of these derivative instrument agreements call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. Additionally, our commodity exchange-traded futures contracts generally require cash deposits in margin accounts. At June 30, 2019, restricted cash in brokerage accounts totaled $42.3 million. Although we have concentrations of credit risk associated with derivative instruments, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was not material at June 30, 2019. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At June 30, 2019, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

(b)	Change in Internal Control over Financial Reporting
During the quarter ended June 30, 2019, the Partnership, implemented several new modules to its existing enterprise resource planning system. Specifically, this implementation further integrated, simplified and standardized processes and systems for the finance, procurement, payables and information technology functions and, as such, we consider this system implementation to be material to UGI Corporation. Where appropriate, we have made changes to our internal controls to address system changes and to ensure we maintain effective internal controls over financial reporting. Other than this system implementation, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

UGI CORPORATION AND SUBSIDIARIES

PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the information presented in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2018 Annual Report and the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019, which could materially affect our business, financial condition or future results. The risks described below, in our 2018 Annual Report or in the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019, are not the only risks facing UGI. Other unknown or unpredictable factors could also have material adverse effects on future results.

The acquisition of CMG by Energy Services from Columbia Midstream & Minerals Group, LLC (“CMMG”), a subsidiary of TC Energy, may not achieve some or all of the anticipated benefits.

On July 2, 2019, UGI announced its plan to complete the CMG Acquisition after entering into a Purchase and Sale Agreement, dated July 2, 2019, by and among CMMG, Energy Services, and solely for the limited purposes set forth therein, UGI and TransCanada PipeLine USA Ltd., and a Purchase and Sale Agreement, dated July 2, 2019, by and among CMMG, Energy Services, and solely for the limited purposes set forth therein, TransCanada PipeLine USA Ltd. The CMG Acquisition closed on August 1, 2019, and there can be no assurance that the CMG Acquisition will deliver the strategic, financial and operational benefits that we anticipate.

Securities lawsuits, including a class action, have been filed against UGI, the Partnership, the General Partner and members of the GP Board challenging aspects of the Proposed Merger and could result in substantial costs. An unfavorable judgment or ruling in these or any future lawsuits that may be filed may delay or prevent the completion of the Proposed Merger.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements in an effort to enjoin the merger or seek monetary relief from the counterparties. Following the announcement of the Proposed Merger on April 1, 2019, two unitholder lawsuits were filed that name the members of the GP Board, UGI, the Partnership, the General Partner and certain related entities as defendants. The first lawsuit, captioned Scarantino, et al., v. AmeriGas Partners, L.P., et al., Case No. 1:19CV01045 (the “Scarantino Lawsuit”), was filed as a putative class action in the United States District Court for the District of Delaware on June 5, 2019. The second lawsuit, captioned Votto v. AmeriGas Partners, L.P., et al., Case No. 2:19-cv-02888-CFK (the “Votto Lawsuit”), was filed as an individual action in the United States District Court for the Eastern District of Pennsylvania on July 2, 2019.

The Scarantino and Votto Lawsuits each allege violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, as well as violations of Section 20(a) of the Exchange Act, because the proxy statement/prospectus related to the Proposed Merger filed with the SEC by UGI and the Partnership allegedly misrepresents or omits certain material information. Each of the plaintiffs in the Scarantino and Votto Lawsuits seeks equitable relief, including an injunction preventing completion of the Proposed Merger, rescission in the event the Proposed Merger is completed, damages and an award of attorneys’ and other fees and costs. Any other lawsuits that may be brought against UGI, the Partnership or any of the other parties involved in the Proposed Merger could seek similar remedies.

Even if the Scarantino and Votto Lawsuits, and any future lawsuits, are without merit, which the defendants believe to be the case with the Scarantino and Votto Lawsuits, defending against these claims can result in substantial costs and divert management time and resources. We cannot predict the outcome of the Scarantino and Votto Lawsuits, or any future lawsuit, nor can we predict the amount of time and expense that will be required to resolve such lawsuits. An adverse judgment could result in monetary damages, which could have a negative impact on UGI’s liquidity and financial condition. UGI and the General Partner also have obligations under certain circumstances to hold harmless and indemnify each of the defendant directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Pennsylvania law, Delaware law and the applicable bylaws and certificate of incorporation of UGI or the General Partner.

One of the conditions to the closing of the Proposed Merger is that no law, injunction, judgment or ruling enacted, promulgated, issued, entered, amended or enforced by any court or other governmental authority is in effect that enjoins, restrains, prevents or prohibits completion of the Proposed Merger or makes the completion of the Proposed Merger illegal. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Proposed Merger in the Scarantino or Votto Lawsuits, or any other similar lawsuit, then that injunction may delay or prevent the Proposed Merger from being completed within the expected timeframe or at all, which may adversely affect UGI’s and the Partnership’s business, financial position and results of operations.

UGI CORPORATION AND SUBSIDIARIES

ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

2.1	Purchase and Sale Agreement, dated as of July 2, 2019, by and among UGI Energy Services, LLC, Columbia Midstream & Minerals Group, LLC, UGI Corporation and TransCanada PipeLine USA Ltd.	UGI	Form 8-K (7/2/19)	2.1

2.2	Purchase and Sale Agreement - Pennant, dated as of July 2, 2019, by and among UGI Energy Services, LLC, Columbia Midstream & Minerals Group, LLC and TransCanada PipeLine USA Ltd.	UGI	Form 8-K (7/2/19)	2.2

10.1	Credit Agreement, dated as of June 27, 2019, by and among UGI Utilities, Inc., as borrower, PNC Bank, National Association, as administrative agent, Citizens Bank, N.A., as syndication agent, and the lenders party thereto.	Utilities	Form 8-K (6/27/19)	10.1

10.2	Credit Agreement, dated as of August 1, 2019, by and among UGI Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	UGI	Form 8-K (8/1/19)	10.1

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2019, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2019, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2019, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

UGI CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2019, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2019, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2019, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

UGI CORPORATION AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UGI Corporation
(Registrant)

Date:	August 6, 2019	By:	/s/ Ted J. Jastrzebski
Ted J. Jastrzebski
Chief Financial Officer

Date:	August 6, 2019	By:	/s/ Laurie A. Bergman
Laurie A. Bergman
Vice President, Chief Accounting Officer
and Corporate Controller