Form 10-Q
period 2019-12-31
UGI CORP /PA/
filed 2020-02-06
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At January 31, 2020, there were 208,548,324 shares of UGI Corporation Common Stock, without par value, outstanding.

UGI CORPORATION AND SUBSIDIARIES

i

GLOSSARY OF TERMS AND ABBREVIATIONS

Terms and abbreviations used in this Form 10-Q are defined below:

UGI Corporation and Related Entities

AmeriGas OLP - AmeriGas Propane, L.P., the principal operating subsidiary of AmeriGas Partners
AmeriGas Partners - AmeriGas Partners, L.P., a Delaware limited partnership and an indirect wholly-owned subsidiary of UGI; also referred to as the “Partnership”
AmeriGas Propane - Reportable segment comprising AmeriGas Propane, Inc. and its subsidiaries, including AmeriGas Partners and AmeriGas OLP
AmeriGas Propane, Inc. - A wholly owned second-tier subsidiary of UGI and the general partner of AmeriGas Partners; also referred to as the “General Partner”
AvantiGas - AvantiGas Limited, an indirect wholly owned subsidiary of UGI International, LLC
Company - UGI and its consolidated subsidiaries collectively
CPG - UGI Central Penn Gas, Inc., a wholly owned subsidiary of UGI Utilities prior to the Utility Merger
DVEP - DVEP Investeringen B.V., an indirect wholly owned subsidiary of UGI International, LLC
Electric Utility - UGI Utilities’ regulated electric distribution utility
Energy Services - UGI Energy Services, LLC, a wholly owned second-tier subsidiary of UGI
ESFC - Energy Services Funding Corporation, a wholly owned subsidiary of Energy Services
Flaga - Flaga GmbH, an indirect wholly owned subsidiary of UGI International, LLC
Gas Utility - UGI Utilities’ regulated natural gas distribution business, comprising the natural gas utility businesses owned and operated by UGI Utilities and, prior to the Utility Merger, PNG and CPG
General Partner - AmeriGas Propane, Inc., the general partner of AmeriGas Partners
Midstream & Marketing - Reportable segment principally comprising Energy Services and UGID
Partnership - AmeriGas Partners and its consolidated subsidiaries, including AmeriGas OLP
Pennant - Pennant Midstream, LLC, a Delaware limited liability company
PennEast - PennEast Pipeline Company, LLC
PNG - UGI Penn Natural Gas, Inc., a wholly owned subsidiary of UGI Utilities prior to the Utility Merger
UGI - UGI Corporation
UGI Central - The natural gas rate district of CPG subsequent to the Utility Merger
UGI France - UGI France SAS (a Société par actions simplifiée), an indirect wholly owned subsidiary of UGI International, LLC
UGI Gas - UGI Utilities’ natural gas utility
UGI International - Reportable segment principally comprising UGI’s foreign operations
UGI International, LLC - UGI International, LLC, a wholly owned second-tier subsidiary of UGI
UGI PennEast, LLC - A wholly owned subsidiary of Energy Services that holds a 20% membership interest in PennEast
UGI Utilities - UGI Utilities, Inc., a wholly owned subsidiary of UGI. Also a reportable segment of UGI

UGID - UGI Development Company, a wholly owned subsidiary of Energy Services
UniverGas - UniverGas Italia S.r.l, an indirect wholly owned subsidiary of UGI International, LLC
Other Terms and Abbreviations
2018 three-month period - Three-month period ended December 31, 2018
2018 UGI International Credit Facilities Agreement - A five-year unsecured Senior Facilities Agreement entered into in October 2018, by UGI International, LLC comprising a €300 million term loan facility and a €300 million revolving credit facility maturing October 2023
2019 Annual Report - UGI Annual Report on Form 10-K for the fiscal year ended September 30, 2019
2019 three-month period - Three-month period ended December 31, 2019
AFUDC - Allowance for Funds Used During Construction
AmeriGas Merger - The transaction contemplated by the Merger Agreement pursuant to which AmeriGas Propane Holdings, LLC merged with and into the Partnership, with the Partnership surviving as an indirect wholly owned subsidiary of UGI
AOCI - Accumulated Other Comprehensive Income (Loss)
ASC - Accounting Standards Codification
ASC 606 - ASC 606, “Revenue from Contracts with Customers”
ASC 840 - ASC 840, “Leases”
ASC 842 - ASC 842, “Leases” (effective October 1, 2019)
ASU - Accounting Standards Update
Bcf - Billions of cubic feet
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

COA - Consent Order and Agreement

CODM - Chief Operating Decision Maker as defined in ASC 280, “Segment Reporting”

Common Stock - shares of UGI common stock

Common Units - Limited partnership ownership interests in AmeriGas Partners

Core market - Comprises (1) firm residential, commercial and industrial customers to whom UGI Utilities has a statutory obligation to provide service who purchase their natural gas or electricity from UGI Utilities; and (2) residential, commercial and industrial customers to whom UGI Utilities has a statutory obligation to provide service who purchase their natural gas or electricity from others

DS - Default service
Eighth Circuit - United States Court of Appeals for the Eighth Circuit

Energy Services Term Loan - A seven-year $700 million senior secured term loan agreement entered into on August 13, 2019, with a group of lenders

EPS - Earnings Per Share

Exchange Act - Securities Exchange Act of 1934, as amended

FASB - Financial Accounting Standards Board
FDIC - Federal Deposit Insurance Corporation
FERC - Federal Energy Regulatory Commission
Fiscal 2019 - The fiscal year ended September 30, 2019
Fiscal 2020 - The fiscal year ending September 30, 2020
Fiscal 2021 - The fiscal year ending September 30, 2021
Fiscal 2022 - The fiscal year ending September 30, 2022
Fiscal 2023 - The fiscal year ending September 30, 2023
Fiscal 2024 - The fiscal year ending September 30, 2024
GAAP - U.S. generally accepted accounting principles
Gwh - Millions of kilowatt hours
Hunlock - Hunlock Station, a 130-megawatt natural gas-fueled electricity generating station located near Wilkes-Barre, Pennsylvania
ICE - Intercontinental Exchange
IDR - Incentive distribution right
IRPA - Interest rate protection agreement
IT - Information technology
LNG - Liquefied natural gas
LPG - Liquefied petroleum gas
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
NYMEX - New York Mercantile Exchange
PADEP - Pennsylvania Department of Environmental Protection
PAPUC - Pennsylvania Public Utility Commission

PGC - Purchased gas costs
PRP - Potentially Responsible Party
Receivables Facility - A receivables purchase facility of Energy Services with an issuer of receivables-backed commercial paper
Retail core-market - Comprises firm residential, commercial and industrial customers to whom UGI Utilities has a statutory obligation to provide service that purchase their natural gas from Gas Utility
ROU - Right-of-use
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
Western Missouri District Court - The United States District Court for the Western District of Missouri

UGI CORPORATION AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Millions of dollars)

	December 31, 2019	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$333.4	$447.1	$477.6
Restricted cash	95.8	63.7	17.4
Accounts receivable (less allowances for doubtful accounts of $35.6, $31.6 and $38.5, respectively)	1,011.1	640.7	1,144.3
Accrued utility revenues	80.2	14.6	64.7
Inventories	247.5	229.9	293.7
Utility regulatory assets	4.7	9.1	3.3
Derivative instruments	28.4	28.9	60.2
Prepaid expenses and other current assets	145.9	132.2	181.0
Total current assets	1,947.0	1,566.2	2,242.2
Property, plant and equipment, at cost (less accumulated depreciation of $3,490.1, $3,385.2 and $3,228.3, respectively)	6,783.6	6,687.8	5,855.1
Goodwill	3,482.9	3,456.4	3,154.8
Intangible assets, net	703.4	708.6	505.2
Utility regulatory assets	385.8	386.5	295.5
Derivative instruments	32.0	43.2	29.9
Other assets	951.0	497.9	285.6
Total assets	$14,285.7	$13,346.6	$12,368.3
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$27.8	$24.1	$19.5
Short-term borrowings	869.7	796.3	676.3
Accounts payable	598.3	438.8	753.3
Derivative instruments	113.3	84.9	56.8
Other current liabilities	782.4	682.8	677.2
Total current liabilities	2,391.5	2,026.9	2,183.1
Long-term debt	5,827.6	5,779.9	4,150.7
Deferred income taxes	562.5	541.4	973.4
Derivative instruments	46.6	48.4	25.0
Other noncurrent liabilities	1,452.9	1,122.8	989.5
Total liabilities	10,281.1	9,519.4	8,321.7
Commitments and contingencies (Note 10)
Equity:
UGI Corporation stockholders’ equity:
UGI Common Stock, without par value (authorized — 450,000,000 shares; issued — 209,310,342, 209,304,129 and 174,262,763 shares, respectively)	1,398.4	1,396.9	1,206.5
Retained earnings	2,797.5	2,653.1	2,620.8
Accumulated other comprehensive loss	(163.1)	(216.6)	(133.1)
Treasury stock, at cost	(37.4)	(15.9)	(24.8)
Total UGI Corporation stockholders’ equity	3,995.4	3,817.5	3,669.4
Noncontrolling interests	9.2	9.7	377.2
Total equity	4,004.6	3,827.2	4,046.6
Total liabilities and equity	$14,285.7	$13,346.6	$12,368.3
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended December 31,
	2019	2018
Revenues	$2,006.6	$2,200.2
Costs and expenses:
Cost of sales (excluding depreciation and amortization shown below)	1,008.0	1,425.0
Operating and administrative expenses	511.2	503.2
Depreciation and amortization	119.4	111.2
Other operating income, net	(9.2)	(6.9)
	1,629.4	2,032.5
Operating income	377.2	167.7
Income from equity investees	6.5	1.5
Loss on extinguishments of debt	—	(6.1)
Other non-operating (expense) income, net	(11.5)	9.0
Interest expense	(84.1)	(60.2)
Income before income taxes	288.1	111.9
Income tax expense	(76.1)	(23.4)
Net income including noncontrolling interests	212.0	88.5
Deduct net income attributable to noncontrolling interests, principally in AmeriGas Partners	—	(24.3)
Net income attributable to UGI Corporation	$212.0	$64.2
Earnings per common share attributable to UGI Corporation stockholders:
Basic	$1.01	$0.37
Diluted	$1.00	$0.36
Weighted-average common shares outstanding (thousands):
Basic	209,439	174,413
Diluted	211,258	177,566
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Millions of dollars)

	Three Months Ended December 31,
	2019	2018
Net income including noncontrolling interests	$212.0	$88.5
Other comprehensive income (loss):
Net gains (losses) on derivative instruments (net of tax of $(2.2) and $0.4, respectively)	5.6	(1.5)
Reclassifications of net losses on derivative instruments (net of tax of $(0.3) and $(0.3), respectively)	0.7	0.7
Foreign currency adjustments (net of tax of $7.2 and $2.8, respectively)	47.0	(15.6)
Benefit plans (net of tax of $(0.1) and $(0.1), respectively)	0.2	0.3
Other comprehensive income (loss)	53.5	(16.1)
Comprehensive income including noncontrolling interests	265.5	72.4
Deduct comprehensive income attributable to noncontrolling interests, principally in AmeriGas Partners	—	(24.3)
Comprehensive income attributable to UGI Corporation	$265.5	$48.1
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Millions of dollars)

	Three Months Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$212.0	$88.5
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	119.4	111.2
Deferred income tax expense (benefit), net	5.0	(20.7)
Provision for uncollectible accounts	7.8	10.3
Changes in unrealized gains and losses on derivative instruments	27.3	165.9
Loss on extinguishments of debt	—	6.1
Income from equity investees	(6.5)	(1.5)
Other, net	(9.4)	12.4
Net change in:
Accounts receivable and accrued utility revenues	(431.6)	(457.6)
Inventories	(15.6)	23.0
Utility deferred fuel and power costs, net of changes in unsettled derivatives	4.8	(12.5)
Accounts payable	182.6	217.4
Derivative instruments collateral deposits received (paid)	20.4	(22.2)
Other current assets	(8.0)	(11.4)
Other current liabilities	10.2	(12.3)
Net cash provided by operating activities	118.4	96.6
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(182.0)	(183.3)
Acquisitions of businesses and assets, net of cash and restricted cash acquired	—	(15.0)
Other, net	6.1	4.3
Net cash used by investing activities	(175.9)	(194.0)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(67.9)	(45.3)
Distributions on AmeriGas Partners publicly held Common Units	—	(65.7)
Issuances of long-term debt, net of issuance costs	15.0	728.9
Repayments of long-term debt	(31.1)	(721.1)
Increase in short-term borrowings	51.4	243.4
Receivables Facility net borrowings	22.0	8.0
Issuances of UGI Common Stock	0.6	6.9
Repurchases of UGI Common Stock	(22.6)	(16.9)
Other, net	—	(4.2)
Net cash (used) provided by financing activities	(32.6)	134.0
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8.5	(3.8)
Cash, cash equivalents and restricted cash (decrease) increase	$(81.6)	$32.8
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash at end of period	$429.2	$495.0
Cash, cash equivalents and restricted cash at beginning of period	510.8	462.2
Cash, cash equivalents and restricted cash (decrease) increase	$(81.6)	$32.8
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended December 31,
	2019	2018
Common stock, without par value
Balance, beginning of period	$1,396.9	$1,200.8
Common Stock issued in connection with employee and director plans, net of tax withheld	0.3	3.7
Equity-based compensation expense	1.9	2.0
Other	(0.7)	—
Balance, end of period	$1,398.4	$1,206.5
Retained earnings
Balance, beginning of period	$2,653.1	$2,610.7
Cumulative effect of change in accounting principle - ASC 606	—	(7.1)
Reclassification of stranded income tax effects related to TCJA	—	6.6
Losses on common stock transactions in connection with employee and director plans	(0.7)	(8.3)
Net income attributable to UGI	212.0	64.2
Cash dividends on UGI Common Stock ($0.325 and $0.260 per share, respectively)	(67.9)	(45.3)
Other	1.0	—
Balance, end of period	$2,797.5	$2,620.8
Accumulated other comprehensive income (loss)
Balance, beginning of period	$(216.6)	$(110.4)
Reclassification of stranded income tax effects related to TCJA	—	(6.6)
Net gains (losses) on derivative instruments	5.6	(1.5)
Reclassification of net losses on derivative instruments	0.7	0.7
Benefit plans	0.2	0.3
Foreign currency adjustments	47.0	(15.6)
Balance, end of period	$(163.1)	$(133.1)
Treasury stock
Balance, beginning of period	$(15.9)	$(19.7)
Common Stock issued in connection with employee and director plans, net of tax withheld	1.1	12.2
Repurchases of UGI Common Stock	(22.6)	(16.9)
Reacquired UGI Common Stock - employee and director plans	—	(0.4)
Balance, end of period	$(37.4)	$(24.8)
Total UGI stockholders’ equity	$3,995.4	$3,669.4
Noncontrolling interests
Balance, beginning of period	$9.7	$418.6
Net income attributable to noncontrolling interests, principally in AmeriGas Partners	—	24.3
Dividends and distributions	—	(65.7)
Other	(0.5)	—
Balance, end of period	$9.2	$377.2
Total equity	$4,004.6	$4,046.6
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

We conduct a domestic propane marketing and distribution business through AmeriGas Partners. AmeriGas Partners conducts a national propane distribution business through its principal operating subsidiary, AmeriGas OLP. AmeriGas Partners and AmeriGas OLP are Delaware limited partnerships. UGI’s wholly owned second-tier subsidiary, AmeriGas Propane, Inc., serves as the General Partner of AmeriGas Partners. On August 21, 2019, we completed the AmeriGas Merger pursuant to which we issued 34,612,847 shares of UGI Common Stock and paid $528.9 in cash to acquire all of the outstanding Common Units in AmeriGas Partners not already held by UGI or its subsidiaries, with the Partnership surviving as a wholly owned subsidiary of UGI. Prior to the AmeriGas Merger, UGI controlled the Partnership through its ownership of the General Partner, which held a 1% general partner interest (which included IDRs) and approximately 25.5% of the outstanding Common Units in AmeriGas Partners, and held an effective 27.0% ownership interest in AmeriGas OLP. The IDRs held by the General Partner prior to the AmeriGas Merger entitled it to receive distributions from AmeriGas Partners in excess of its general partner interest under certain circumstances. Incentive distributions received by the General Partner during the three months ended December 31, 2018 were $11.3.

UGI International, through subsidiaries and affiliates, conducts (1) an LPG distribution business throughout much of Europe and (2) an energy marketing business in France, Belgium, the Netherlands and the United Kingdom. These businesses are conducted principally through our subsidiaries, UGI France, Flaga, AvantiGas, DVEP and UniverGas.

Energy Services conducts, directly and through subsidiaries, energy marketing, midstream transmission, LNG storage, natural gas gathering and processing, natural gas production, electricity generation and energy services businesses primarily in the Mid-Atlantic region of the U.S., eastern Ohio and the panhandle of West Virginia. UGID owns all or a portion of electricity generation facilities principally located in Pennsylvania. Energy Services and its subsidiaries’ storage, LNG and portions of its midstream transmission operations are subject to regulation by the FERC.

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

Note 2 — Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the SEC. They include all adjustments that we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2019, Condensed Consolidated Balance Sheet was derived from audited financial statements but does not include all footnote disclosures from the annual financial statements.

These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2019 Annual Report. Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

Leases. Effective October 1, 2019, the Company adopted ASU No. 2016-02, "Leases," which, as amended, is included in ASC 842. This new accounting guidance supersedes previous lease accounting guidance in ASC 840 and requires entities that lease assets to recognize the assets and liabilities for the rights and obligations created by those leases on its balance sheet. The new guidance also requires additional disclosures about the amount, timing and uncertainty of cash flows from leases.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

We adopted this new guidance using the modified retrospective transition method. Amounts and disclosures related to periods prior to October 1, 2019 have not been restated and continue to be reported in accordance with ASC 840. We elected to apply the following practical expedients in accordance with the guidance upon adoption:

•	Short-term leases: We did not recognize short-term leases (term of 12 months or less) on the balance sheet;

•	Easements: We did not re-evaluate existing land easements that were not previously accounted for as leases; and

•
Other: We did not reassess the classification of expired or existing contracts or determine whether they are or contain a lease. We also did not reassess whether initial direct costs qualify for capitalization under ASC 842.

Upon adoption, we recorded ROU assets and lease liabilities of $451.9 related to our operating leases. Our accounting for finance leases remained substantially unchanged. There were no cumulative effect adjustments made to opening retained earnings as of October 1, 2019. The adoption did not, and is not expected to, have a significant impact on our condensed consolidated statements of income or cash flows. See Note 9 for additional disclosures regarding our leases.
Equity Method Investments. We account for privately held equity securities of entities without readily determinable fair values in which we do not have control, but have significant influence over operating and financial policies, under the equity method. Our equity method investments are primarily comprised of PennEast and Pennant.
UGI PennEast, LLC and four other members comprising wholly owned subsidiaries of Southern Company, New Jersey Resources, South Jersey Industries, and Enbridge, Inc., each hold a 20% membership interest in PennEast. In September 2019, a panel of the U.S. Court of Appeals for the Third Circuit ruled that New Jersey’s Eleventh Amendment immunity barred PennEast from bringing an eminent domain lawsuit in federal court, under the Natural Gas Act, against New Jersey or its agencies. The Third Circuit subsequently denied PennEast’s petition for rehearing en banc.  In addition, in October 2019, in reliance on the Third Circuit ruling, the New Jersey Department of Environmental Protection rejected PennEast’s application for certain project permits. Following the Third Circuit denial of petition for rehearing, PennEast filed a petition for declaratory order with the FERC regarding interpretation of the Natural Gas Act; the FERC issued an order favorable to PennEast’s position on January 30, 2020. PennEast also expects to file a petition for a writ of certiorari to seek U.S. Supreme Court review of the Third Circuit decision.  The ultimate outcome of these matters cannot be determined at this time, and could result in delays, additional costs, or the inability to move forward with the project, resulting in an impairment of all or a portion of our investment in PennEast.

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

	Cash, Cash Equivalents and Restricted Cash
	December 31, 2019	December 31, 2018	September 30, 2019	September 30, 2018
Cash and cash equivalents	$333.4	$477.6	$447.1	$452.6
Restricted cash	95.8	17.4	63.7	9.6
Cash, cash equivalents and restricted cash	$429.2	$495.0	$510.8	$462.2

Earnings Per Common Share. Basic earnings per share attributable to UGI shareholders reflect the weighted-average number of common shares outstanding. Diluted earnings per share attributable to UGI include the effects of dilutive stock options and common stock awards.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Shares used in computing basic and diluted earnings per share are as follows:

	Three Months Ended December 31,
	2019	2018
Denominator (thousands of shares):
Weighted-average common shares outstanding — basic (a)	209,439	174,413
Incremental shares issuable for stock options and awards (b)	1,819	3,153
Weighted-average common shares outstanding — diluted	211,258	177,566

(a)	The three months ended December 31, 2019, reflects the August 2019 issuance of 34,613 shares of UGI Common Stock in connection with the AmeriGas Merger.

(b)
For the three months ended December 31, 2019 and 2018, there were 3,499 and 30 shares, respectively, associated with outstanding stock option awards that were excluded from the computation of diluted earnings per share above because their effect was antidilutive.

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

Other non-operating (expense) income, net. Included in “Other non-operating (expense) income, net,” on the Condensed Consolidated Statements of Income are net gains and losses on forward foreign currency contracts used to reduce volatility in net income associated with our foreign operations, and non-service income (expense) associated with our pension and other postretirement plans.

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

Reclassifications. Certain prior-period amounts have been reclassified to conform to the current-period presentation.

Note 3 — Accounting Changes

New Accounting Standards Adopted in Fiscal 2020

Derivatives and Hedging. In August 2017, the FASB issued ASU No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” This ASU amends and simplifies existing guidance to allow companies to more accurately present the economic effects of risk management activities in the financial statements. For cash flow and net investment hedges as of the adoption date, the guidance required a modified retrospective approach. The amended presentation and disclosure guidance was required prospectively. The Company adopted the new guidance effective October 1, 2019. The adoption did not have a material impact on our consolidated financial statements.

Leases. Effective October 1, 2019, the Company adopted new accounting guidance for leases in accordance with ASC 842. See Notes 2 and 9 for a detailed description of the impact of the new guidance and related disclosures.

Accounting Standards Not Yet Adopted

Credit Losses. In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU, as subsequently amended, requires entities to estimate lifetime expected credit losses for financial instruments not measured at fair value through net income, including trade and other receivables, net investments in leases, financial receivables, debt securities, and other financial instruments, which may result in earlier recognition of credit losses. Further, the new current expected credit loss model may affect how entities estimate their allowance for losses related to receivables that are current with respect to their payment terms. ASU 2016-13 is effective for the Company for interim and annual periods beginning October 1, 2020 (Fiscal 2021). Early adoption is permitted. The Company is in the process of assessing the impact on its financial statements from the adoption of the new guidance.

Income Taxes. In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU simplifies the accounting for income taxes by eliminating certain exceptions within the existing guidance for recognizing deferred taxes for equity method investments, performing intraperiod allocations and calculating income taxes in interim periods. Further, this ASU clarifies existing guidance related to, among other things, recognizing deferred taxes for goodwill and allocated taxes to members of a consolidated group. ASU 2019-12 is effective for the Company for interim and annual periods beginning October 1, 2021 (Fiscal 2022). Early adoption is permitted. The Company is in the process of assessing the impact on its financial statements from the adoption of the new guidance and determining the period in which the new guidance will be adopted.

Note 4 — Revenue from Contracts with Customers

The Company recognizes revenue when control of promised goods or services is transferred to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. See Note 4 in the Company’s 2019 Annual Report for information on our revenues from contracts with customers.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Revenue Disaggregation
The following tables present our disaggregated revenues by reportable segment for the three months ended December 31, 2019 and 2018:

Three Months Ended December 31, 2019	Total	Eliminations	AmeriGas Propane	UGI International	Midstream & Marketing (a)	UGI Utilities (a)	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$184.1	$—	$—	$—	$—	$184.1	$—
Commercial & Industrial	67.9	—	—	—	—	67.9	—
Large delivery service	41.3	—	—	—	—	41.3	—
Off-system sales and capacity releases	16.4	(14.1)	—	—	—	30.5	—
Other	4.4	(0.6)	—	—	—	5.0	—
Total Utility	314.1	(14.7)	—	—	—	328.8	—
Non-Utility:
LPG:
Retail	1,094.4	—	631.2	463.2	—	—	—
Wholesale	65.8	—	22.0	43.8	—	—	—
Energy Marketing	362.9	(25.6)	—	123.9	264.6	—	—
Midstream:
Pipeline	43.2	—	—	—	43.2	—	—
Peaking	3.9	(37.7)	—	—	41.6	—	—
Other	1.8	—	—	—	1.8	—	—
Electricity Generation	8.8	—	—	—	8.8	—	—
Other	80.9	(0.9)	59.2	12.3	10.3	—	—
Total Non-Utility	1,661.7	(64.2)	712.4	643.2	370.3	—	—
Total revenues from contracts with customers	1,975.8	(78.9)	712.4	643.2	370.3	328.8	—
Other revenues (b)	30.8	(0.8)	18.0	8.2	2.2	0.5	2.7
Total revenues	$2,006.6	$(79.7)	$730.4	$651.4	$372.5	$329.3	$2.7

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Three Months Ended December 31, 2018	Total	Eliminations	AmeriGas Propane	UGI International	Midstream & Marketing (a)	UGI Utilities (a)	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$175.7	$—	$—	$—	$—	$175.7	$—
Commercial & Industrial	67.6	—	—	—	—	67.6	—
Large delivery service	39.5	—	—	—	—	39.5	—
Off-system sales and capacity releases	15.2	(22.9)	—	—	—	38.1	—
Other (c)	0.5	(0.7)	—	—	—	1.2	—
Total Utility	298.5	(23.6)	—	—	—	322.1	—
Non-Utility:
LPG:
Retail	1,229.7	—	721.9	507.8	—	—	—
Wholesale	60.0	—	21.0	39.0	—	—	—
Energy Marketing	468.9	(47.5)	—	143.1	373.3	—	—
Midstream:
Pipeline	19.4	—	—	—	19.4	—	—
Peaking	2.0	(38.7)	—	—	40.7	—	—
Other	1.0	—	—	—	1.0	—	—
Electricity Generation	11.7	—	—	—	11.7	—	—
Other	84.0	(0.7)	60.6	12.4	11.7	—	—
Total Non-Utility	1,876.7	(86.9)	803.5	702.3	457.8	—	—
Total revenues from contracts with customers	2,175.2	(110.5)	803.5	702.3	457.8	322.1	—
Other revenues (b)	25.0	(1.1)	16.7	8.4	1.6	0.6	(1.2)
Total revenues	$2,200.2	$(111.6)	$820.2	$710.7	$459.4	$322.7	$(1.2)

(a)	Includes intersegment revenues principally among Midstream & Marketing, UGI Utilities and AmeriGas Propane.

(b)
Primarily represents revenues from tank rentals at AmeriGas Propane and UGI International, revenues from certain gathering assets at Midstream & Marketing, and gains and losses on commodity derivative instruments not associated with current-period transactions reflected in Corporate & Other, none of which are within the scope of ASC 606 and are accounted for in accordance with other GAAP.

(c)	UGI Utilities includes an unallocated negative surcharge revenue reduction of $(4.1) for the three months ended December 31, 2018 as a result of a PAPUC Order issued May 17, 2018, related to the TCJA.

Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to customers or cash receipts. Contract assets represent our right to consideration after the performance obligations have been satisfied when such right is conditioned on something other than the passage of time. Contract assets were not material for all periods presented. Substantially all of our receivables are unconditional rights to consideration and are included in “Accounts receivable” and, in the case of UGI Utilities, “Accrued utility revenues” on the Condensed Consolidated Balance Sheets. Amounts billed are generally due within the following month.
Contract liabilities arise when payment from a customer is received before the performance obligations have been satisfied and represent the Company’s obligations to transfer goods or services to a customer for which we have received consideration. The balances of contract liabilities were $93.1, $114.1 and $94.0 at December 31, 2019, September 30, 2019 and December 31, 2018, respectively, and are included in “Other current liabilities” and “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets. Revenue recognized for the three months ended December 31, 2019 and 2018, from the amount included in contract liabilities at September 30, 2019 and 2018, was $61.0 and $58.1, respectively.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Remaining Performance Obligations
The Company has elected to use practical expedients as allowed in ASC 606 to exclude disclosures related to the aggregate amount of the transaction price allocated to certain performance obligations that are unsatisfied as of the end of the reporting period because these contracts have an initial expected term of one year or less, or we have a right to bill the customer in an amount that corresponds directly with the value of services provided to the customer to date. Certain contracts with customers at Midstream & Marketing and UGI Utilities contain minimum future performance obligations through 2047 and 2053, respectively. At December 31, 2019, Midstream & Marketing and UGI Utilities expect to record approximately $2.0 billion and $0.2 billion of revenues, respectively, related to the minimum future performance obligations over the remaining terms of the related contracts.
Note 5 — CMG Acquisition

On August 1, 2019, UGI through its wholly owned indirect subsidiary, Energy Services, completed the CMG Acquisition in which Energy Services acquired all of the equity interests in CMG and CMG’s approximately 47% interest in Pennant, for total cash consideration of $1,284.4, subject to final working capital and other adjustments. The CMG Acquisition was consummated pursuant to the CMG Acquisition Agreements. CMG and Pennant provide natural gas gathering and processing services through five discrete systems located in western Pennsylvania, eastern Ohio and the panhandle of West Virginia. The CMG Acquisition is consistent with our growth strategies, including expanding our midstream natural gas gathering and processing assets within the Marcellus and Utica Shale production regions. The CMG Acquisition was funded with cash from borrowings under the Energy Services Term Loan and the UGI Corporation Senior Credit Facility and cash on hand.

The Company has accounted for the CMG Acquisition using the acquisition method. At December 31, 2019, the allocation of the purchase price is substantially complete but remains preliminary pending the completion of our third-party valuation report and with regard to the identification and resolution of certain pre-acquisition contingencies and disputes. These amounts are preliminary pending the receipt of additional information. The purchase price allocation will be finalized once these items have been resolved. Accordingly, the fair value estimates presented below relating to these items are subject to change within the measurement period not to exceed one year from the date of acquisition.

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
The impact of the CMG Acquisition on a pro forma basis as if the CMG Acquisition had occurred on October 1, 2018 was not material to the Company’s consolidated results for the three months ended December 31, 2018.

Note 6 — Inventories

Inventories comprise the following:

	December 31, 2019	September 30, 2019	December 31, 2018
Non-utility LPG and natural gas	$163.7	$150.2	$206.7
Gas Utility natural gas	24.3	26.6	34.9
Materials, supplies and other	59.5	53.1	52.1
Total inventories	$247.5	$229.9	$293.7

At December 31, 2019, UGI Utilities was party to three principal SCAAs with terms of up to three years. Pursuant to the SCAAs, UGI Utilities has, among other things, released certain natural gas storage and transportation contracts for the terms of the SCAAs. UGI Utilities also transferred certain associated natural gas storage inventories upon commencement of the SCAAs, will receive a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the terms of the SCAAs. The historical cost of natural gas storage inventories released under the SCAAs, which represents a portion of Gas Utility’s total natural gas storage inventories, and any exchange receivable (representing amounts of natural gas inventories used by the other parties to the agreement but not yet replenished for which UGI Utilities has the rights), are included in the caption “Gas Utility natural gas” in the table above.

As of December 31, 2019 and September 30, 2019, all of UGI Utilities’ SCAAs were with Energy Services, the effects of which are eliminated in consolidation. The carrying value of gas storage inventories released under the SCAAs with non-affiliates at December 31, 2018 comprising 1.9 bcf of natural gas was $4.6.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Note 7 — Goodwill and Intangible Assets

Goodwill and intangible assets comprise the following:

	December 31, 2019	September 30, 2019	December 31, 2018
Goodwill	$3,482.9	$3,456.4	$3,154.8
Intangible assets:
Customer relationships	$1,054.9	$1,038.4	$795.4
Trademarks and tradenames	16.4	16.2	7.9
Noncompete agreements and other	54.8	46.4	57.6
Accumulated amortization	(473.5)	(441.8)	(405.4)
Intangible assets, net (definite-lived)	652.6	659.2	455.5
Trademarks and tradenames (indefinite-lived)	50.8	49.4	49.7
Total intangible assets, net	$703.4	$708.6	$505.2

The change in goodwill since September 30, 2019 is primarily due to the effects of foreign currency translation. Amortization expense of intangible assets was $16.8 and $14.6 for the three months ended December 31, 2019 and 2018, respectively. Amortization expense included in “Cost of sales” on the Condensed Consolidated Statements of Income was not material. The estimated aggregate amortization expense of intangible assets for the remainder of Fiscal 2020 and for the next four fiscal years is as follows: remainder of Fiscal 2020 — $48.7; Fiscal 2021 — $61.8; Fiscal 2022 — $58.8; Fiscal 2023 — $57.3; Fiscal 2024 — $56.1.

Note 8 — Utility Regulatory Assets and Liabilities and Regulatory Matters

For a description of the Company’s regulatory assets and liabilities other than those described below, see Note 9 in the Company’s 2019 Annual Report. Other than removal costs, UGI Utilities currently does not recover a rate of return on its regulatory assets listed below. The following regulatory assets and liabilities associated with UGI Utilities are included on the Condensed Consolidated Balance Sheets:

	December 31, 2019	September 30, 2019	December 31, 2018
Regulatory assets:
Income taxes recoverable	$121.2	$115.2	$115.2
Underfunded pension and postretirement plans	175.2	178.6	85.3
Environmental costs	57.5	59.5	58.5
Removal costs, net	26.7	28.3	31.3
Other	9.9	14.0	8.5
Total regulatory assets	$390.5	$395.6	$298.8
Regulatory liabilities (a):
Postretirement benefit overcollections	$14.1	$14.5	$17.3
Deferred fuel and power refunds	6.3	6.1	22.2
State tax benefits — distribution system repairs	26.3	25.0	23.5
PAPUC Temporary Rates Order	25.0	31.3	24.8
Excess federal deferred income taxes	278.1	279.5	280.9
Other	1.4	2.4	4.8
Total regulatory liabilities	$351.2	$358.8	$373.5

(a)	Regulatory liabilities are included in “Other current liabilities” and “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets.

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

Gas Utility uses derivative instruments to reduce volatility in the cost of gas it purchases for retail core-market customers. Realized and unrealized gains or losses on natural gas derivative instruments are included in deferred fuel and power costs or refunds. Net unrealized (losses) gains on such contracts at December 31, 2019, September 30, 2019 and December 31, 2018 were $(2.9), $(2.2) and $0.8, respectively.

Other Regulatory Matters

Base Rate Filings. On January 28, 2020, Gas Utility filed a request with the PAPUC to increase its base operating revenues for residential, commercial and industrial customers by $74.6 annually. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service and to continue funding programs designed to promote and reward customers’ efforts to increase efficient use of natural gas. Gas Utility requested that the new gas rates become effective March 28, 2020. However, the PAPUC typically suspends the effective date for general base rate proceedings for a period not to exceed nine months after the filing date to allow for investigation and public hearings. UGI Utilities cannot predict the timing or the ultimate outcome of the rate case review process.

On January 28, 2019, Gas Utility filed a rate request with the PAPUC to increase the base operating revenues for residential, commercial, and industrial customers throughout its Pennsylvania service territory by an aggregate $71.1. On October 4, 2019, the PAPUC issued a final Order approving a settlement that permits Gas Utility, effective October 11, 2019, to increase its base distribution revenues by $30.0 under a single consolidated tariff, approved a plan for uniform class rates, and permits Gas Utility to extend its Energy Efficiency and Conservation and Growth Extension Tariff programs by an additional term of five years. The PAPUC’s final Order approved a negative surcharge, to return to customers $24.0 of tax benefits experienced by Gas Utility over the period January 1, 2018 to June 30, 2018, plus applicable interest, in accordance with the May 17, 2018 PAPUC Order, which became effective for a twelve-month period beginning on October 11, 2019, the effective date of Gas Utility’s new base rates.

On October 25, 2018, the PAPUC approved a final order providing for a $3.2 annual base distribution rate increase for Electric Utility, effective October 27, 2018. As part of the final PAPUC Order, Electric Utility provided customers with a one-time $0.2 billing credit associated with 2018 TCJA tax benefits. On November 26, 2018, the Pennsylvania Office of Consumer Advocate filed an appeal to the Pennsylvania Commonwealth Court challenging the PAPUC’s acceptance of UGI Utilities’ use of a fully projected future test year and handling of consolidated federal income tax benefits. On January 15, 2020, the Pennsylvania Commonwealth Court affirmed the PAPUC Order adopting UGI Utilities’ position on both issues. The Office of Consumer Advocate has the right to seek an appeal of the Pennsylvania Commonwealth Court Order to the Pennsylvania Supreme Court.

Note 9 — Leases

Lessee

We lease various buildings and other facilities, real estate, vehicles, rail cars and other equipment, the majority of which are operating leases. We determine if a contract is or contains a lease by evaluating whether the contract explicitly or implicitly identifies an asset, whether we have the right to obtain substantially all of the economic benefits of the identified leased asset and to direct its use.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. We recognize ROU assets at the lease commencement date at the value of the lease liability adjusted for any prepayments, lease incentives received, and initial direct costs incurred. Lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. These payments are discounted using the discount rate implicit in the lease, when available. We apply an incremental borrowing rate, which is developed utilizing a credit notching approach based on information available at the lease commencement date, to substantially all of our leases as the implicit rate is often not available.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Lease expense is recognized on a straight-line basis over the expected lease term. Renewal and termination options are not included in the lease term unless we are reasonably certain that such options will be exercised. Leases with an original lease term of one year or less, including consideration of any renewal options assumed to be exercised, are not included in the Condensed Consolidated Balance Sheets.

Certain lease arrangements, primarily fleet vehicle leases with lease terms of one to ten years, contain purchase options. The Company generally excludes purchase options in evaluating its leases unless it is reasonably certain that such options will be exercised. Additionally, leases of fleet vehicles often contain residual value guarantees that are due at the end of the lease. Such amounts are included in the determination of lease liabilities when we are reasonably certain that they will be owed.

Certain leasing arrangements require variable payments that are dependent on asset usage or are based on changes in index rates, such as the Consumer Price Index. The variable payments component of such leases cannot be determined at lease commencement and is not recognized in the measurement of ROU assets or lease liabilities, but is recognized in earnings in the period in which the obligation occurs.

ROU assets and lease liabilities recorded in the Condensed Consolidated Balance Sheet are as follows:

	December 31, 2019	Location on the Balance Sheet
ROU assets:
Operating lease ROU assets	$429.6	Other assets
Finance lease ROU assets	55.3	Property, plant and equipment
Total ROU assets	$484.9

Lease liabilities:
Operating lease liabilities - current	$85.5	Other current liabilities
Operating lease liabilities - noncurrent	344.1	Other noncurrent liabilities
Finance lease liabilities - current	6.4	Current maturities of long-term debt
Finance lease liabilities - noncurrent	42.2	Long-term debt
Total lease liabilities	$478.2

The components of lease cost are as follows:

Three Months Ended December 31, 2019
Operating lease cost	$25.6
Finance lease cost:
Amortization of ROU assets	1.6
Interest on lease liabilities	0.5
Variable lease cost	1.4
Short-term lease cost	1.0
Total lease cost	$30.1

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

The following table presents the cash and non-cash activity related to lease liabilities included in the Condensed Consolidated Statement of Cash Flows occurring during the period:

Three Months Ended December 31, 2019
Cash paid related to lease liabilities:
Operating cash flows from operating leases	$25.5
Operating cash flows from finance leases	$0.5
Financing cash flows from finance leases	$1.0

Non-cash lease liability activities:
ROU assets obtained in exchange for operating lease liabilities	$451.9
ROU assets obtained in exchange for finance lease liabilities	$21.5

The following table presents the weighted-average remaining lease term and weighted-average discount rate as of December 31, 2019:

Weighted-average remaining lease term	In years
Operating leases	6.3
Finance leases	2.5

Weighted-average discount rate	%
Operating leases	3.9%
Finance leases	2.0%

Expected annual lease payments based on maturities of operating and finance leases, as well as a reconciliation to the lease liabilities on the Condensed Consolidated Balance Sheet, as of December 31, 2019, were as follows:

	Remainder of Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	After Fiscal 2024	Total Lease Payments	Imputed Interest	Lease Liabilities
Operating leases:	$75.4	$89.8	$74.6	$66.3	$56.1	$126.5	$488.7	$(59.1)	$429.6
Finance leases:	$4.6	$5.1	$4.1	$3.4	$3.1	$85.9	$106.2	$(57.6)	$48.6

Approximately 85% of the operating lease liabilities presented above relates to AmeriGas Propane.

At December 31, 2019, operating and finance leases that had not yet commenced were insignificant.

Disclosures related to periods prior to adoption of ASC 842

As discussed above, the Company adopted ASC 842 effective October 1, 2019, using a modified retrospective approach. As required, the following disclosure is provided for periods prior to adoption. The Company’s future minimum payments under non-cancelable operating leases at September 30, 2019, which were accounted for under ASC 840, were as follows:

	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	After Fiscal 2024
Total	$100.4	$85.9	$71.0	$61.7	$53.6	$139.2

Lessor

We enter into lessor arrangements for the purposes of storing, gathering or distributing natural gas and propane. AmeriGas Propane and UGI International have lessor arrangements that grant customers the right to use small, medium and large storage tanks, which

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

we classify as operating leases. These agreements contain renewal options for periods up to nine years and certain agreements at UGI International contain a purchase option. Energy Services leases certain natural gas gathering assets to customers, which we classify as operating leases. Lease income is generally recognized on a straight-line basis over the lease term and included in “Revenues” on the Condensed Consolidated Statement of Income (see Note 4).

Note 10 — Commitments and Contingencies

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
Prior to the Utility Merger, each of UGI Utilities and its subsidiaries, CPG and PNG, were subject to COAs with the PADEP to address the remediation of specified former MGP sites in Pennsylvania. In accordance with the COAs, as amended to recognize the Utility Merger, UGI Utilities, as the successor to CPG and PNG, is required to either obtain a certain number of points per calendar year based on defined eligible environmental investigatory and/or remedial activities at the MGPs and in the case of one COA, an additional obligation to plug specific natural gas wells, or make expenditures for such activities in an amount equal to an annual environmental cost cap (i.e. minimum expenditure threshold). The cost cap of the three COAs, in the aggregate, is $5.4. The three COAs are currently scheduled to terminate at the end of 2031, 2020 and 2020. At December 31, 2019, September 30, 2019 and December 31, 2018, our aggregate estimated accrued liabilities for environmental investigation and remediation costs related to the COAs totaled $49.5, $50.4 and $50.5, respectively.

We do not expect the costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to UGI Utilities’ results of operations because UGI Utilities receives ratemaking recovery of actual environmental investigation and remediation costs associated with the sites covered by the COAs. This ratemaking recognition reconciles the accumulated difference between historical costs and rate recoveries with an estimate of future costs associated with the sites. As such, UGI Utilities has recorded an associated regulatory asset for these costs because recovery of these costs from customers is probable (see Note 8).

From time to time, UGI Utilities is notified of sites outside Pennsylvania on which private parties allege MGPs were formerly owned or operated by UGI Utilities or owned or operated by a former subsidiary. Such parties generally investigate the extent of environmental contamination or perform environmental remediation. Management believes that under applicable law UGI Utilities should not be liable in those instances in which a former subsidiary owned or operated an MGP. There could be, however, significant future costs of an uncertain amount associated with environmental damage caused by MGPs outside Pennsylvania that UGI Utilities directly operated, or that were owned or operated by a former subsidiary of UGI Utilities if a court were to conclude that (1) the subsidiary’s separate corporate form should be disregarded, or (2) UGI Utilities should be considered to have been an operator because of its conduct with respect to its subsidiary’s MGP. Neither the undiscounted nor the accrued liability for environmental investigation and cleanup costs for UGI Utilities’ MGP sites outside Pennsylvania was material for all periods presented.

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

The NYDEC commenced implementation of the remediation plan in the spring of 2018. Based on our evaluation of the available information as of December 31, 2019, the Partnership has an undiscounted environmental remediation liability of $7.5 related to the site. Our share of the actual remediation costs could be significantly more or less than the accrued amount.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

The service cost component of our pension and other postretirement plans, net of amounts capitalized, is reflected in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income. The non-service cost component, net of amounts capitalized by UGI Utilities as a regulatory asset, are reflected in “Other non-operating (expense) income, net” on the Condensed Consolidated Statements of Income. Net periodic pension cost and other postretirement benefit cost include the following components:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended December 31,	2019	2018	2019	2018
Service cost	$2.8	$2.5	$0.1	$—
Interest cost	5.8	6.8	0.2	0.2
Expected return on assets	(9.4)	(9.0)	(0.2)	(0.2)
Amortization of:
Prior service cost (benefit)	0.1	0.1	(0.1)	(0.1)
Actuarial loss	3.7	1.9	—	—
Net benefit cost (benefit)	3.0	2.3	—	(0.1)
Change in associated regulatory liabilities	—	—	(0.3)	(0.3)
Net benefit cost (benefit) after change in regulatory liabilities	$3.0	$2.3	$(0.3)	$(0.4)

The U.S. Pension Plan’s assets are held in trust and consist principally of publicly traded, diversified equity and fixed income mutual funds and, to a much lesser extent, UGI Common Stock. It is our general policy to fund amounts for U.S. Pension Plan benefits equal to at least the minimum required contribution set forth in applicable employee benefit laws. During the three months ended December 31, 2019, the Company made cash contributions to the U.S. Pension Plan of $3.2. During the three months ended December 31, 2018, the Company made no cash contributions to the U.S. Pension Plan. The Company expects to make additional cash contributions of approximately $9.5 to the U.S. Pension Plan during the remainder of Fiscal 2020.

UGI Utilities has established a VEBA trust to pay retiree health care and life insurance benefits by depositing into the VEBA the annual amount of postretirement benefits costs, if any, determined under GAAP. There were no required contributions to the VEBA during the three months ended December 31, 2019 and 2018.

We also sponsor unfunded and non-qualified supplemental executive defined benefit retirement plans. Net costs associated with these plans for the three months ended December 31, 2019 and 2018, were not material.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Note 12 — Fair Value Measurements

Recurring Fair Value Measurements

The following table presents, on a gross basis, our financial assets and liabilities, including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
December 31, 2019:
Derivative instruments:
Assets:
Commodity contracts	$26.6	$20.5	$—	$47.1
Foreign currency contracts	$—	$39.9	$—	$39.9
Interest rate contracts	$—	$2.7	$—	$2.7
Liabilities:
Commodity contracts	$(76.6)	$(110.2)	$—	$(186.8)
Foreign currency contracts	$—	$(4.4)	$—	$(4.4)
Interest rate contracts	$—	$(6.9)	$—	$(6.9)
Non-qualified supplemental postretirement grantor trust investments (a)	$42.1	$—	$—	$42.1
September 30, 2019:
Derivative instruments:
Assets:
Commodity contracts	$32.0	$10.1	$—	$42.1
Foreign currency contracts	$—	$59.0	$—	$59.0
Liabilities:
Commodity contracts	$(62.3)	$(112.7)	$—	$(175.0)
Foreign currency contracts	$—	$(4.3)	$—	$(4.3)
Interest rate contracts	$—	$(12.3)	$—	$(12.3)
Non-qualified supplemental postretirement grantor trust investments (a)	$39.7	$—	$—	$39.7
December 31, 2018:
Derivative instruments:
Assets:
Commodity contracts	$72.1	$27.9	$—	$100.0
Foreign currency contracts	$—	$24.4	$—	$24.4
Liabilities:
Commodity contracts	$(35.6)	$(78.0)	$—	$(113.6)
Foreign currency contracts	$—	$(8.8)	$—	$(8.8)
Interest rate contracts	$—	$(3.7)	$—	$(3.7)
Non-qualified supplemental postretirement grantor trust investments (a)	$38.0	$—	$—	$38.0

(a)	Consists primarily of mutual fund investments held in grantor trusts associated with non-qualified supplemental retirement plans (see Note 11).

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

	December 31, 2019	September 30, 2019	December 31, 2018
Carrying amount	$5,905.8	$5,856.6	$4,211.0
Estimated fair value	$6,248.9	$6,189.3	$3,970.8

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

Note 13 — Derivative Instruments and Hedging Activities

We are exposed to certain market risks related to our ongoing business operations. Management uses derivative financial and commodity instruments, among other things, to manage these risks. The primary risks managed by derivative instruments are (1) commodity price risk; (2) interest rate risk; and (3) foreign currency exchange rate risk. Although we use derivative financial and commodity instruments to reduce market risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes. The use of derivative instruments is controlled by our risk management and credit policies, which govern, among other things, the derivative instruments we can use, counterparty credit limits and contract authorization limits. Although our commodity derivative instruments extend over a number of years, a significant portion of our commodity derivative instruments economically hedge commodity price risk during the next twelve months. For additional information on the accounting for our derivative instruments, see Note 2.

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

Electricity

Electric Utility’s DS tariffs permit the recovery of all prudently incurred costs of electricity it sells to DS customers, including the cost of financial instruments used to hedge electricity costs. Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. All Electric Utility forward electricity purchase contracts were subject to the NPNS exception for all periods presented.

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

Interest Rate Risk
Certain of our long-term debt agreements have interest rates that are generally indexed to short-term market interest rates. In order to fix the underlying short-term market interest rates, we may enter into pay-fixed, receive-variable interest rate swap agreements and designate such swaps as cash flow hedges.
The remainder of our long-term debt is typically issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time, we enter into IRPAs. We account for IRPAs as cash flow hedges. There were no unsettled IRPAs during any of the periods presented. At December 31, 2019, the amount of pre-tax net losses associated with interest rate hedges (excluding pay-fixed, receive-variable interest rate swaps) expected to be reclassified into earnings during the next twelve months is $3.5.

Foreign Currency Exchange Rate Risk

Forward Foreign Currency Exchange Contracts

In order to reduce the volatility in net income associated with our foreign operations, principally as a result of changes in the U.S. dollar exchange rate to the euro and British pound sterling, we enter into forward foreign currency exchange contracts. We layer in these foreign currency exchange contracts over a multi-year period to eventually equal approximately 90% of anticipated UGI International local currency earnings before income taxes. Because these contracts do not qualify for hedge accounting treatment, realized and unrealized gains and losses on these contracts are recorded in “Other non-operating (expense) income, net,” on the Condensed Consolidated Statements of Income.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

In order to reduce exposure to foreign exchange rate volatility related to our foreign LPG operations, we previously entered into forward foreign currency exchange contracts to hedge a portion of anticipated U.S. dollar-denominated LPG product purchases primarily during the heating-season months of October through March. The last such contracts expired in September 2019. We accounted for these foreign currency exchange contracts as cash flow hedges.

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

Certain euro-denominated long-term debt issued under the 2018 UGI International Credit Facilities Agreement and the UGI International 3.25% Senior Notes in October 2018 have been designated as net investment hedges of a portion of our UGI International euro-denominated net investment. During the three months ended December 31, 2019 and 2018, we recognized pre-tax losses associated with these net investment hedges of $20.4 and $6.1, respectively, in the cumulative translation adjustment component of AOCI.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Quantitative Disclosures Related to Derivative Instruments

The following table summarizes by derivative type the gross notional amounts related to open derivative contracts at December 31, 2019, September 30, 2019 and December 31, 2018, and the final settlement date of the Company's open derivative transactions as of December 31, 2019, excluding those derivatives that qualified for the NPNS exception:

			Notional Amounts (in millions)
Type	Units	Settlements Extending Through	December 31, 2019	September 30, 2019	December 31, 2018
Commodity Price Risk:
Regulated Utility Operations
Gas Utility NYMEX natural gas futures and option contracts	Dekatherms	October 2020	14.5	23.3	14.7
Non-utility Operations
LPG swaps	Gallons	December 2021	772.0	800.4	450.4
Natural gas futures, forward and pipeline contracts	Dekatherms	December 2024	201.4	196.1	188.0
Natural gas basis swap contracts	Dekatherms	December 2024	154.7	131.1	81.2
NYMEX natural gas storage futures contracts	Dekatherms	March 2020	0.4	0.3	0.7
NYMEX natural gas option contracts	Dekatherms	March 2020	2.0	2.4	—
NYMEX propane storage futures contracts	Gallons	April 2020	0.1	0.5	0.3
Electricity long forward and futures contracts	Kilowatt hours	April 2024	4,145.1	3,098.1	3,974.7
Electricity short forward and futures contracts	Kilowatt hours	April 2024	555.8	366.7	366.7
Interest Rate Risk:
Interest rate swaps	Euro	October 2022	€300.0	€300.0	€300.0
Interest rate swaps	USD	July 2024	$1,354.0	$1,357.3	$114.1
Foreign Currency Exchange Rate Risk:
Forward foreign currency exchange contracts	USD	September 2022	$431.2	$516.0	$408.6
Net investment hedge forward foreign exchange contracts	Euro	October 2024	€172.8	€172.8	€172.8

Derivative Instrument Credit Risk

We are exposed to risk of loss in the event of nonperformance by our derivative instrument counterparties. Our derivative instrument counterparties principally comprise large energy companies and major U.S. and international financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits or entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. Certain of these agreements call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At December 31, 2019, September 30, 2019 and December 31, 2018, the Company pledged net cash collateral of $8.9, $29.3, and $10.0, respectively. Additionally, our commodity exchange-traded futures contracts generally require cash deposits in margin accounts. At December 31, 2019, September 30, 2019 and December 31, 2018, restricted cash in brokerage accounts totaled $95.8, $63.7 and $17.4, respectively.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Although we have concentrations of credit risk associated with derivative instruments, the maximum amount of loss we would incur if these counterparties failed to perform according to the terms of their contracts, based upon the gross fair values of the derivative instruments, was not material at December 31, 2019. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At December 31, 2019, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Fair Value of Derivative Instruments

The following table presents the Company’s derivative assets and liabilities by type, as well as the effects of offsetting:

	December 31, 2019	September 30, 2019	December 31, 2018
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	$13.9	$17.4	$2.3
Interest rate contracts	2.7	—	—
	16.6	17.4	2.3
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	0.2	1.4	1.3
Derivatives not designated as hedging instruments:
Commodity contracts	46.9	40.7	98.7
Foreign currency contracts	26.0	41.6	22.1
	72.9	82.3	120.8
Total derivative assets — gross	89.7	101.1	124.4
Gross amounts offset in the balance sheet	(27.2)	(29.0)	(34.3)
Cash collateral received	(2.1)	—	—
Total derivative assets — net	$60.4	$72.1	$90.1
Derivative liabilities:
Derivatives designated as hedging instruments:
Interest rate contracts	$(6.9)	$(12.3)	$(3.7)
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	(3.2)	(3.7)	(0.5)
Derivatives not designated as hedging instruments:
Commodity contracts	(183.6)	(171.3)	(113.1)
Foreign currency contracts	(4.4)	(4.3)	(8.8)
	(188.0)	(175.6)	(121.9)
Total derivative liabilities — gross	(198.1)	(191.6)	(126.1)
Gross amounts offset in the balance sheet	27.2	29.0	34.3
Cash collateral pledged	11.0	29.3	10.0
Total derivative liabilities — net	$(159.9)	$(133.3)	$(81.8)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Effects of Derivative Instruments

The following tables provide information on the effects of derivative instruments on the Condensed Consolidated Statements of Income and changes in AOCI for the three months ended December 31, 2019 and 2018:

Three Months Ended December 31,:
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income		Location of Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:	2019	2018	2019	2018
Foreign currency contracts	$—	$1.0	$—	$0.8	Cost of sales
Cross-currency contracts	—	(0.1)	—	(0.3)	Interest expense/other operating income, net
Interest rate contracts	7.8	(2.8)	(1.0)	(1.5)	Interest expense
Total	$7.8	$(1.9)	$(1.0)	$(1.0)

Net Investment Hedges:
Foreign currency contracts	$(3.5)	$0.9

	Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2019	2018
Commodity contracts	$(33.1)	$(159.7)	Cost of sales
Commodity contracts	2.5	(2.8)	Revenues
Commodity contracts	0.1	(0.4)	Operating and administrative expenses
Foreign currency contracts	(11.3)	8.9	Other non-operating (expense) income, net
Total	$(41.8)	$(154.0)

We are also a party to a number of other contracts that have elements of a derivative instrument. However, these contracts qualify for NPNS exception accounting because they provide for the delivery of products or services in quantities that are expected to be used in the normal course of operating our business and the price in the contract is based on an underlying that is directly associated with the price of the product or service being purchased or sold. These contracts include, among others, binding purchase orders, contracts that provide for the purchase and delivery, or sale, of energy products, and service contracts that require the counterparty to provide commodity storage, transportation or capacity service to meet our normal sales commitments.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Note 14 — Accumulated Other Comprehensive Income (Loss)

The tables below present changes in AOCI, net of tax, during the three months ended December 31, 2019 and 2018:

Three Months Ended December 31, 2019	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2019	$(25.7)	$(25.4)	$(165.5)	$(216.6)
Other comprehensive income before reclassification adjustments (after-tax)	—	5.6	47.0	52.6
Amounts reclassified from AOCI:
Reclassification adjustments (pre-tax)	0.3	1.0	—	1.3
Reclassification adjustments tax benefit	(0.1)	(0.3)	—	(0.4)
Reclassification adjustments (after-tax)	0.2	0.7	—	0.9
Other comprehensive income attributable to UGI	0.2	6.3	47.0	53.5
AOCI — December 31, 2019	$(25.5)	$(19.1)	$(118.5)	$(163.1)

Three Months Ended December 31, 2018	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2018	$(11.0)	$(16.1)	$(83.3)	$(110.4)
Other comprehensive loss before reclassification adjustments (after-tax)	—	(1.5)	(15.6)	(17.1)
Amounts reclassified from AOCI:
Reclassification adjustments (pre-tax)	0.4	1.0	—	1.4
Reclassification adjustments tax benefit	(0.1)	(0.3)	—	(0.4)
Reclassification adjustments (after-tax)	0.3	0.7	—	1.0
Other comprehensive income (loss) attributable to UGI	0.3	(0.8)	(15.6)	(16.1)
Reclassification of stranded income tax effects related to TCJA	(2.9)	(3.7)	—	(6.6)
AOCI — December 31, 2018	$(13.6)	$(20.6)	$(98.9)	$(133.1)

For additional information on amounts reclassified from AOCI relating to derivative instruments, see Note 13.

Note 15 — Segment Information

Our operations comprise four reportable segments generally based upon products or services sold, geographic location and regulatory environment: (1) AmeriGas Propane; (2) UGI International; (3) Midstream & Marketing; and (4) UGI Utilities.

During the fourth quarter of Fiscal 2019, the measurement of segment profit used by our CODM was revised to exclude certain items that are now included in Corporate & Other (in addition to net gains and losses on commodity and certain foreign currency derivative instruments not associated with current-period transactions, which had previously been excluded). The revision to our segment profit measures aligns with the financial information utilized by our CODM in evaluating our reportable segments’ performance and allocating resources. Prior period amounts have been recast to reflect the change in segment measure of profit. Also during the fourth quarter of Fiscal 2019, principally as a result of the AmeriGas Merger and the CMG Acquisition and related transactions, our CODM began evaluating the performance of all of our reportable segments based upon earnings before interest expense and income taxes, excluding the items noted above.

In addition to the items described above, Corporate & Other includes the net expenses of UGI’s captive general liability insurance company, UGI’s corporate headquarters facility and UGI’s unallocated corporate and general expenses as well as interest expense on UGI debt that is not allocated. Corporate & Other assets principally comprise cash and cash equivalents of UGI and its captive insurance company, and UGI corporate headquarters’ assets. The accounting policies of our reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s 2019 Annual Report.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Three Months Ended December 31, 2019	Total	Eliminations		AmeriGas Propane	UGI International		Midstream & Marketing		UGI Utilities	Corporate & Other (a)
Revenues from external customers	$2,006.6	$—		$730.4	$651.4		$308.3		$314.6	$1.9
Intersegment revenues	$—	$(79.7)	(b)	$—	$—		$64.2		$14.7	$0.8
Cost of sales	$1,008.0	$(79.1)	(b)	$289.2	$368.4		$264.2		$151.6	$13.7
Operating income (loss)	$377.2	$0.3		$165.3	$95.8	(c)	$55.1		$91.8	$(31.1)
Income from equity investees	6.5	—		—	—		6.5	(d)	—	—
Other non-operating (expense) income, net	(11.5)	—		—	4.4		—		(0.2)	(15.7)
Earnings (loss) before interest expense and income taxes	372.2	0.3		165.3	100.2		61.6		91.6	(46.8)
Interest expense	(84.1)	—		(42.5)	(7.6)		(11.5)		(13.6)	(8.9)
Income (loss) before income taxes	$288.1	$0.3		$122.8	$92.6		$50.1		$78.0	$(55.7)
Depreciation and amortization	$119.4	$—		$43.9	$31.2		$18.4		$25.7	$0.2
Capital expenditures (including the effects of accruals)	$151.8	$—		$38.5	$20.3		$22.5		$70.5	$—
As of December 31, 2019
Total assets	$14,285.7	$(365.5)		$4,609.4	$3,243.3		$2,859.6		$3,710.9	$228.0
Short-term borrowings	$869.7	$—		$321.0	$181.3		$88.4		$279.0	$—
Goodwill	$3,482.9	$—		$2,003.0	$956.8		$341.0		$182.1	$—

Three Months Ended December 31, 2018 (e)	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing		UGI Utilities	Corporate & Other (a)
Revenues from external customers	$2,200.2	$—		$820.2	$710.7	$372.5		$299.1	$(2.3)
Intersegment revenues	$—	$(111.6)	(b)	$—	$—	$86.9		$23.6	$1.1
Cost of sales	$1,425.0	$(110.8)	(b)	$378.5	$448.6	$377.5		$159.5	$171.7
Operating income (loss)	$167.7	$0.4		$166.6	$58.3	$41.1		$77.0	$(175.7)
Income from equity investees	1.5	—		—	—	1.5	(d)	—	—
Loss on extinguishments of debt	(6.1)	—		—	—	—		—	(6.1)
Other non-operating income, net	9.0	—		—	0.7	—		0.4	7.9
Earnings (loss) before interest expense and income taxes	172.1	0.4		166.6	59.0	42.6		77.4	(173.9)
Interest expense	(60.2)	—		(42.4)	(5.4)	(0.5)		(11.7)	(0.2)
Income (loss) before income taxes	$111.9	$0.4		$124.2	$53.6	$42.1		$65.7	$(174.1)
Noncontrolling interests’ net income (loss)	$24.3	$—		$81.5	$0.1	$—		$—	$(57.3)
Depreciation and amortization	$111.2	$—		$45.7	$31.4	$11.5		$22.5	$0.1
Capital expenditures (including the effects of accruals)	$161.8	$—		$31.0	$27.8	$25.1		$77.3	$0.6
As of December 31, 2018
Total assets	$12,368.3	$(144.3)		$4,020.6	$3,287.5	$1,504.9		$3,424.8	$274.8
Short-term borrowings	$676.3	$—		$368.5	$1.8	$10.0		$296.0	$—
Goodwill	$3,154.8	$—		$2,003.0	$951.9	$17.8		$182.1	$—

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

(a)
Corporate & Other includes specific items attributable to our reportable segments that are not included in the segment profit measures used by our CODM in assessing our reportable segments’ performance or allocating resources. The following table presents such pre-tax gains (losses) which have been included in Corporate & Other, and the reportable segments to which they relate, for the three months ended December 31, 2019 and 2018:

Three Months Ended December 31, 2019	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Revenues / Cost of sales	$9.4	$(13.5)	$(7.5)
Unrealized losses on foreign currency derivative instruments	Other non-operating (expense) income, net	$—	$(15.7)	$—
Acquisition and integration expenses associated with the CMG Acquisition	Operating and administrative expenses	$—	$—	$(0.7)
LPG business transformation expenses	Operating and administrative expenses	$(11.2)	$(5.5)	$—

Three Months Ended December 31, 2018	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
Net (losses) gains on commodity derivative instruments not associated with current-period transactions	Revenues / Cost of sales	$(78.5)	$(97.3)	$1.8
Unrealized gains on foreign currency derivative instruments	Other non-operating (expense) income, net	$—	$8.1	$—
Loss on extinguishments of debt	Loss on extinguishment of debt	$—	$(6.1)	$—

(b)	Represents the elimination of intersegment transactions principally among Midstream & Marketing, UGI Utilities and AmeriGas Propane.

(c)
Beginning October 1, 2019, UGI International is allocated a portion of indirect corporate expenses. Prior to October 1, 2019, these expenses were billed to Enterprises, which is included in Corporate & Other.

(d)	Includes AFUDC associated with PennEast. The three months ended December 31, 2019 also includes equity income from Pennant (see Note 5).

(e)
Segment information recast to reflect the changes adopted during the fourth quarter of Fiscal 2019 in the segment measure of profit used by our CODM to evaluate the performance of our reportable segments.

Note 16 — Global LPG Business Transformation Initiatives
During the fourth quarter of Fiscal 2019, we began executing on multi-year business transformation initiatives at our AmeriGas Propane and UGI International business segments. These initiatives are designed to improve long-term operational performance by, among other things, reducing costs and improving efficiency in the areas of sales and marketing, supply and logistics, operations, purchasing, and administration. In addition, these business transformation initiatives focus on enhancing the customer experience through, among other things, enhanced customer relationship management and an improved digital customer experience. In connection with these initiatives, during the three months ended December 31, 2019, we recognized $16.7 of expenses principally comprising consulting, advisory and employee-related costs. These expenses are reflected in “Operating and administrative expenses” on the Condensed Consolidated Statement of Income.

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors that could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) weather conditions resulting in reduced demand and the seasonal nature of our business; (2) cost volatility and availability of propane and other LPG, electricity, and natural gas and the capacity to transport product to our customers; (3) changes in domestic and foreign laws and regulations, including safety, tax, consumer protection, data privacy, accounting matters, and environmental, including regulatory responses to climate change; (4) inability to timely recover costs through utility rate proceedings; (5) the impact of pending and future legal proceedings; (6) competitive pressures from the same and alternative energy sources; (7) failure to acquire new customers or retain current customers thereby reducing or limiting any increase in revenues; (8) liability for environmental claims; (9) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (10) adverse labor relations; (11) customer, counterparty, supplier, or vendor defaults; (12) liability for uninsured claims and for claims in excess of insurance coverage, including those for personal injury and property damage arising from explosions, terrorism, natural disasters and other catastrophic events that may result from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas and LPG; (13) transmission or distribution system service interruptions; (14) political, regulatory and economic conditions in the United States, Europe and other foreign countries, including the current conflicts in the Middle East and the withdrawal of the United Kingdom from the European Union, and foreign currency exchange rate fluctuations, particularly the euro; (15) capital market conditions, including reduced access to capital markets and interest rate fluctuations; (16) changes in commodity market prices resulting in significantly higher cash collateral requirements; (17) reduced distributions from subsidiaries impacting the ability to pay dividends; (18) changes in Marcellus and Utica Shale gas production; (19) the availability, timing and success of our acquisitions, commercial initiatives and investments to grow our businesses; (20) our ability to successfully integrate acquired businesses and achieve anticipated synergies; (21) the interruption, disruption, failure or malfunction of our information technology systems, including due to cyber attack; (22) the inability to complete pending or future energy infrastructure projects; and (23) our ability to achieve the operational benefits and cost efficiencies expected from the completion of pending and future transformation initiatives at our business units.

These factors, and those factors set forth in Item 1A. Risk Factors in the Company’s 2019 Annual Report, are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events except as required by the federal securities laws.

ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Company’s results of operations for the 2019 three-month period with the 2018 three-month period. Our analyses of results of operations should be read in conjunction with the segment information included in Note 15 to Condensed Consolidated Financial Statements.

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

UGI management uses “adjusted net income attributable to UGI Corporation” and “adjusted diluted earnings per share,” both of which are non-GAAP financial measures, when evaluating UGI’s overall performance. Management believes that these non-GAAP measures provide meaningful information to investors. For further information on these non-GAAP financial measures including

UGI CORPORATION AND SUBSIDIARIES

reconciliations of such non-GAAP financial measures to the most directly comparable GAAP measures, see “Non-GAAP Financial Measures - Adjusted Net Income Attributable to UGI and Adjusted Diluted Earnings Per Share” below.

Impact of Fiscal 2019 Strategic Initiatives

Our Fiscal 2020 results reflect the impacts of two strategic transactions completed in late Fiscal 2019. The larger of these transactions was the purchase of all of the public’s ownership interest in AmeriGas Partners for 34.6 million shares of UGI Common Stock and $529 million in cash, resulting in UGI owning 100% of the Partnership effective August 21, 2019. The second significant strategic transaction was the acquisition of CMG from TC Energy on August 1, 2019, resulting in a substantial increase in our natural gas gathering assets as well as the acquisition of important gas processing assets in the Marcellus and Utica Shale formations. We anticipate executing on a number of system expansion projects associated with the CMG assets over the next several years.

Also in Fiscal 2019, we began executing on our Global LPG Business Transformation Initiatives at AmeriGas Propane and UGI International. These initiatives are designed to drive operational efficiencies, increase profitability and provide for an enhanced customer experience at both of our global LPG businesses. We have engaged strategic partners to assist us in the identification and execution of these initiatives.

At AmeriGas Propane, we are focused on efficiency and effectiveness initiatives in the following key areas: customer digital experience; customer relationship management; operating process redesign and specialization; distribution and routing optimization; sales and marketing effectiveness; purchasing and general and administrative efficiencies; and supply and logistics. The business activities will be carried out over the next two years and, once completed, will provide more than $120 million of annual savings that will allow us to improve profitability through operational efficiencies and expense reductions and enable increased investment into base business customer retention and growth initiatives, including the reduction of margins in select segments of our base business. We estimate the total cost of executing on these initiatives, including approximately $100 million of related capital expenditures, to be approximately $175 million.

At our UGI International LPG business, we launched an initiative in Fiscal 2019 and embarked on a process of identifying operational synergies across all 17 countries in which we currently do business. We call this initiative Project Alliance, the goal of which is to focus attention on enhanced customer service and safe and efficient operations through the establishment of two centers of excellence. One such center will be focused on commercial excellence to identify and execute projects that improve the customer’s experience. The second center will be focused on operational excellence across our distribution network and our filling centers. These efforts will be executed primarily over the next two years and, once completed, will generate over €30 million of annual savings. We estimate the total cumulative cost of executing on these Project Alliance initiatives, including approximately €20 million related to IT capital expenditures, to be approximately €55 million.

EXECUTIVE OVERVIEW

THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018

Net Income Attributable to UGI Corporation and Diluted EPS by Segment (GAAP):

For the three months ended December 31,	2019		2018
(Dollars in millions, except per share amounts)	Net Income (Loss)	Diluted EPS (a)	Net Income (Loss)	Diluted EPS
AmeriGas Propane	$91.1	$0.43	$30.6	$0.17
UGI International	72.7	0.34	36.7	0.20
Midstream & Marketing	36.0	0.17	31.0	0.17
UGI Utilities	60.8	0.29	49.9	0.28
Corporate & Other (b) (c)	(48.6)	(0.23)	(84.0)	(0.46)
Net income attributable to UGI Corporation	$212.0	$1.00	$64.2	$0.36

(a)	EPS for the 2019 three-month period reflects 34.6 million incremental shares of UGI Common Stock issued in conjunction with the AmeriGas Merger.

UGI CORPORATION AND SUBSIDIARIES

(b)
Corporate & Other includes certain adjustments made to our reporting segments in arriving at net income attributable to UGI Corporation.  These adjustments have been excluded from the segment results to align with the measure used by our CODM in assessing segment performance and allocating resources.  See “Non-GAAP Financial Measures - Adjusted Net Income Attributable to UGI and Adjusted Diluted Earnings Per Share” below and Note 15 to Condensed Consolidated Financial Statements for additional information related to these adjustments, as well as other items included within Corporate & Other.

(c)	Includes the impact of rounding.

Adjusted Net Income Attributable to UGI Corporation and Diluted EPS by Segment (Non-GAAP):

For the three months ended December 31,	2019		2018
(Dollars in millions, except per share amounts)	Adjusted Net Income (Loss)	Adjusted Diluted EPS (a)	Adjusted Net Income (Loss)	Adjusted Diluted EPS
AmeriGas Propane	$91.1	$0.43	$30.6	$0.17
UGI International	72.7	0.34	36.7	0.20
Midstream & Marketing	36.0	0.17	31.0	0.17
UGI Utilities	60.8	0.29	49.9	0.28
Total reportable segments	260.6	1.23	148.2	0.82
Corporate & Other (b)	(14.4)	(0.06)	(4.4)	(0.01)
Adjusted net income attributable to UGI Corporation (b)	$246.2	$1.17	$143.8	$0.81

(a)	EPS for the 2019 three-month period reflects 34.6 million incremental shares of UGI Common Stock issued in conjunction with the AmeriGas Merger.

(b)
See “Non-GAAP Financial Measures - Adjusted Net Income Attributable to UGI and Adjusted Diluted Earnings Per Share” below for additional information related to these non-GAAP financial measures, as well as other items included within Corporate & Other.

Discussion. Net income attributable to UGI Corporation in accordance with GAAP for the 2019 three-month period was $212.0 million (equal to $1.00 per diluted share) compared to net income attributable to UGI Corporation for the 2018 three-month period of $64.2 million (equal to $0.36 per diluted share). The higher GAAP net income in the 2019 three-month period reflects, in large part, lower net losses from changes in unrealized gains and losses on commodity derivative instruments, higher earnings contributions from each of our business segments including the effects of the AmeriGas Merger and CMG Acquisition, and the absence of a loss from debt extinguishments recorded in the prior-year period. These positive factors were partially offset by higher interest expense, higher income taxes, and the effects of LPG transformation expenses recorded in the current-year period. Earnings per share in the 2019 three-month period reflects the impact of 34.6 million shares of UGI Common Stock issued as a result of the AmeriGas Merger.
Adjusted net income attributable to UGI Corporation for the 2019 three-month period was $246.2 million (equal to $1.17 per diluted share) compared to adjusted net income attributable to UGI Corporation for the 2018 three-month period of $143.8 million (equal to $0.81 per diluted share).
Our results for the three months ended December 31, 2019, reflect average temperatures that were warmer than the prior year at each of our reportable segments, and warmer than normal at our UGI International, Midstream & Marketing and UGI Utilities reportable segments. In particular, average temperatures in the critical heating-season month of December were warmer than normal at AmeriGas Propane, UGI International, and UGI Utilities, and warmer than the average temperatures in December 2018 at AmeriGas Propane and UGI International.
The significant increase in adjusted net income attributable to UGI from AmeriGas Propane in the 2019 three-month period was largely attributable to the inclusion of 100% of AmeriGas Propane’s results due to the AmeriGas Merger transaction completed in August 2019.
UGI International adjusted net income was $36.0 million higher in the 2019 three-month period reflecting higher total margin and lower operating and administrative expenses. Although UGI International 2019 three-month period adjusted net income was impacted by a weaker euro compared to the prior-year period, adjusted net income benefited from higher realized gains on foreign currency exchange contracts.

UGI CORPORATION AND SUBSIDIARIES

Midstream & Marketing adjusted net income in the 2019 three-month period was $5.0 million higher than the prior-year period. This increase principally reflects incremental net income from CMG which was acquired in August 2019, including income from an equity method investment that was included as part of the acquisition, partially offset by increased interest expense related to debt issued to finance a portion of the CMG Acquisition.
UGI Utilities 2019 three-month period adjusted net income was $10.9 million higher than the prior-year period principally reflecting higher margins from Gas Utility’s core market customers reflecting the Gas Utility base rates increase that became effective in October 2019 and lower operating and administrative expenses. The effect of these items was partially offset by higher depreciation expense attributable to increased capital expenditures and higher interest expense.
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
The following tables reconcile consolidated net income attributable to UGI Corporation, the most directly comparable GAAP measure, to adjusted net income attributable to UGI Corporation, and reconcile diluted earnings per share, the most comparable GAAP measure, to adjusted diluted earnings per share, to reflect the adjustments referred to above:

UGI CORPORATION AND SUBSIDIARIES

	Three Months Ended December 31,
(Millions of dollars, except per share amounts)	2019	2018
Adjusted net income attributable to UGI Corporation:
Net income attributable to UGI Corporation	$212.0	$64.2
Net losses on commodity derivative instruments not associated with current-period transactions (net of tax of $(1.4) and $(35.5), respectively) (a) (b)	10.2	81.2
Unrealized losses (gains) on foreign currency derivative instruments (net of tax of $(4.4) and $2.3, respectively) (a)	11.3	(5.8)
Loss on extinguishments of debt (net of tax of $0 and $(1.9), respectively) (a)	—	4.2
Acquisition and integration expenses associated with the CMG Acquisition (net of tax of $(0.2) and $0, respectively) (a)	0.5	—
LPG business transformation expenses (net of tax of $(4.5) and $0, respectively) (a)	12.2	—
Total adjustments	34.2	79.6
Adjusted net income attributable to UGI Corporation	$246.2	$143.8

Adjusted diluted earnings per share:
UGI Corporation earnings per share - diluted	$1.00	$0.36
Net losses on commodity derivative instruments not associated with current-period transactions	0.05	0.46
Unrealized losses (gains) on foreign currency derivative instruments (b)	0.06	(0.03)
Loss on extinguishments of debt	—	0.02
Acquisition and integration expenses associated with the CMG Acquisition	—	—
LPG business transformation expenses	0.06	—
Total adjustments	0.17	0.45
Adjusted diluted earnings per share	$1.17	$0.81

(a)	Income taxes associated with pre-tax adjustments determined using statutory business unit tax rates.

(b)	Includes the effects of rounding associated with per share amounts.

UGI CORPORATION AND SUBSIDIARIES

SEGMENT RESULTS OF OPERATIONS

2019 Three-Month Period Compared to the 2018 Three-Month Period
AmeriGas Propane

For the three months ended December 31,	2019	2018	Increase (Decrease)
(Dollars in millions)
Revenues	$730.4	$820.2	$(89.8)	(10.9)%
Total margin (a)	$441.2	$441.7	$(0.5)	(0.1)%
Operating and administrative expenses	$240.0	$235.1	$4.9	2.1%
Operating income/earnings before interest expense and income taxes	$165.3	$166.6	$(1.3)	(0.8)%
Retail gallons sold (millions)	304.4	310.3	(5.9)	(1.9)%
Heating degree days—% colder than normal (b)	3.7%	4.9%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)
Deviation from average heating degree days for the 15-year period 2002-2016 based upon national weather statistics provided by NOAA for 344 Geo Regions in the United States, excluding Alaska and Hawaii.

AmeriGas Propane retail gallons sold during the 2019 three-month period were 1.9% lower than the prior-year period. Average temperatures based upon heating degree days were 3.7% colder than normal for the 2019 three-month period but 1.2% warmer than the prior-year period. Although average temperatures during the 2019 three-month period were colder than normal, average temperatures in the critical heating-season month of December 2019 were 8.6% warmer than normal.

Retail propane revenues decreased $90.7 million during the 2019 three-month period reflecting the effects of lower average retail selling prices ($77.0 million) and the lower retail volumes sold ($13.7 million). Wholesale propane revenues increased $1.0 million reflecting higher wholesale volumes ($5.6 million) largely offset by lower average wholesale selling prices ($4.6 million). Average daily wholesale propane commodity prices during the 2019 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 38% lower than such prices during the 2018 three-month period. Other revenues in the 2019 three-month period were slightly lower than the prior-year period. Total cost of sales decreased $89.3 million during the 2019 three-month period principally reflecting the effects of the lower average propane product costs ($88.4 million) and lower retail propane volumes sold ($6.4 million) partially offset by the higher wholesale propane volumes sold ($5.5 million).

AmeriGas Propane total margin decreased $0.5 million in the 2019 three-month period principally reflecting lower retail volumes sold ($7.3 million) largely offset by higher average retail unit margins ($5.5 million) and, to a much lesser extent, higher average wholesale unit margins ($1.3 million).

Operating income and earnings before interest expense and income taxes decreased $1.3 million principally reflecting higher operating and administrative expenses ($4.9 million) and the previously mentioned lower total margin ($0.5 million), partially offset by an increase in other operating income ($2.3 million) largely related to higher income on sales of excess real estate and lower depreciation and amortization expense ($1.8 million). The increase in operating and administrative expenses in the 2019 three-month period reflects, among other things, higher general insurance and self-insured casualty and liability expense ($2.7 million) and higher vehicle lease expense ($2.1 million).

UGI CORPORATION AND SUBSIDIARIES

UGI International

For the three months ended December 31,	2019	2018	Increase (Decrease)
(Dollars in millions)
Revenues	$651.4	$710.7	$(59.3)	(8.3)%
Total margin (a)	$283.0	$252.1	$30.9	12.3%
Operating and administrative expenses	$157.5	$164.4	$(6.9)	(4.2)%
Operating income	$95.8	$58.3	$37.5	64.3%
Earnings before interest expense and income taxes	$100.2	$59.0	$41.2	69.8%
LPG retail gallons sold (millions)	246.4	237.6	8.8	3.7%
Heating degree days—% (warmer) than normal (b)	(10.3)%	(8.0)%	—	—

(a)
Total margin represents revenues less cost of sales and, in the 2018 three-month period, French energy certificate costs of $10.0 million. For financial statement purposes, French energy certificate costs in the 2018 three-month period are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating and administrative expenses presented above). In the 2019 three-month period, French energy certificate costs are included in cost of sales on the Condensed Consolidated Statements of Income.

(b)	Deviation from average heating degree days for the 15-year period 2002-2016 at locations in our UGI International service territories.

Average temperatures during the 2019 three-month period were 10.3% warmer than normal and 2.7% warmer than the prior-year period. Notwithstanding the warmer temperatures, total LPG retail gallons sold during the 2019 three-month period were 3.7% higher reflecting strong bulk volumes associated with crop drying partially offset by lower cylinder volumes and the effects of the warmer weather on heating-related bulk sales. During the 2019 three-month period, average wholesale prices for propane in northwest Europe were approximately 15% lower than the prior-year period. Average wholesale butane prices in northwest Europe for the 2019 three-month period were slightly lower than the prior-year period.

UGI International base-currency results are translated into U.S. dollars based upon exchange rates experienced during the reporting periods. Differences in these translation rates affect the comparison of line item amounts presented in the table above. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During the 2019 and 2018 three-month periods, the average unweighted euro-to-dollar translation rates were approximately $1.11 and $1.14, respectively, and the average unweighted British pound sterling-to-dollar translation rates were approximately $1.29 during both periods.

UGI International revenues decreased $59.3 million during the 2019 three-month period principally reflecting the effects of lower average LPG selling prices and the translation effects of the weaker euro (approximately $19 million) partially offset by the previously mentioned increase in LPG retail volumes. UGI International cost of sales decreased $90.2 million during the 2019 three-month period principally reflecting lower average LPG product costs and the translation effects of the weaker euro (approximately $11 million).

UGI International total margin increased $30.9 million reflecting higher average LPG unit margins including margin management efforts and increased recovery of costs associated with energy conservation certificates, higher retail volumes associated with crop drying and, to a much lesser extent, higher natural gas margins. The effect of these increases was partially offset by the translation effects of the weaker euro (approximately $8 million), lower cylinder volumes and the effects of the warmer weather on heating-related bulk sales.

UGI International operating income increased $37.5 million principally reflecting the previously mentioned $30.9 million increase in total margin and lower operating and administrative expenses ($6.9 million). The decrease in operating and administrative expenses largely reflects the translation effects of the weaker euro (approximately $4 million) and lower maintenance and outside services costs. UGI International earnings before interest expense and income taxes in the 2019 three-month period increased $41.2 million principally reflecting the increase in operating income ($37.5 million) and higher pre-tax realized gains on foreign currency exchange contracts entered into in order to reduce volatility in UGI International net income resulting from the translation effects of changes in foreign currency exchange rates ($3.6 million).

UGI CORPORATION AND SUBSIDIARIES

Midstream & Marketing

For the three months ended December 31,	2019	2018	Increase (Decrease)
(Dollars in millions)
Revenues	$372.5	$459.4	$(86.9)	(18.9)%
Total margin (a)	$108.3	$81.9	$26.4	32.2%
Operating and administrative expenses	$34.9	$29.2	$5.7	19.5%
Operating income	$55.1	$41.1	$14.0	34.1%
Earnings before interest expense and income taxes	$61.6	$42.6	$19.0	44.6%

(a)	Total margin represents revenues less cost of sales.

Average temperatures across Midstream & Marketing’s energy marketing territory during the three months ended December 31, 2019 were slightly warmer than normal and approximately 4.6% warmer than the prior-year period.

Midstream & Marketing’s 2019 three-month period revenues were $86.9 million lower than the prior-year period principally reflecting decreased natural gas revenues ($108.1 million) and, to a much lesser extent, lower electric generation ($3.0 million), retail power ($1.6 million) and capacity revenues ($1.6 million). The significant decrease in natural gas revenues is primarily attributable to lower average natural gas prices during the 2019 three-month period. The effect of these revenue decreases were partially offset by higher natural gas gathering revenues ($32.8 million) largely attributable to incremental revenues from CMG which was acquired on August 1, 2019. Midstream & Marketing cost of sales were $264.2 million in the 2019 three-month period compared to $377.5 million in the 2018 three-month period. The $113.3 million decrease in cost of sales principally reflects lower natural gas costs.

Midstream & Marketing total margin increased $26.4 million in the 2019 three-month period reflecting higher natural gas gathering total margin ($32.8 million) largely attributable to incremental margins from CMG and, to a much lesser extent, our Auburn IV natural gas gathering system which was placed into service in November 2019. The effect of these increases was partially offset by lower capacity management margin and lower margin from the Hunlock generating facility reflecting lower volumes.

Midstream & Marketing operating income and earnings before interest expense and income taxes during the 2019 three-month period increased $14.0 million and $19.0 million, respectively. The increase in operating income principally reflects the previously mentioned increase in total margin ($26.4 million) partially offset by higher depreciation and amortization expense ($6.9 million) and increased operating and administrative expenses ($5.7 million). The higher depreciation and amortization expense and operating and administrative expenses are largely attributable to CMG. The increase in earnings before interest expense and income taxes reflects the increase in operating income and equity income from Pennant, a natural gas gathering and processing equity interest that was acquired as part of the CMG Acquisition.

UGI Utilities

For the three months ended December 31,	2019	2018	Increase (Decrease)
(Dollars in millions)
Revenues	$329.3	$322.7	$6.6	2.0%
Total margin (a)	$176.6	$161.9	$14.7	9.1%
Operating and administrative expenses (a)	$58.1	$61.2	$(3.1)	(5.1)%
Operating income	$91.8	$77.0	$14.8	19.2%
Earnings before interest expense and income taxes	$91.6	$77.4	$14.2	18.3%
Gas Utility system throughput—bcf
Core market	26.1	26.5	(0.4)	(1.5)%
Total	84.5	75.7	8.8	11.6%
Electric Utility distribution sales - gwh	245.6	249.7	(4.1)	(1.6)%
Gas Utility heating degree days—% (warmer) than normal (b)	(4.2)%	(0.5)%	—	—

(a)
Total margin represents revenues less cost of sales and revenue-related taxes (i.e., Electric Utility gross receipts taxes) of $1.1 million and $1.3 million during the three months ended December 31, 2019 and 2018, respectively. For financial statement

UGI CORPORATION AND SUBSIDIARIES

purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating and administrative expenses presented above).

(b)	Deviation from average heating degree days for the 15-year period 2000-2014 based upon weather statistics provided by NOAA for airports located within Gas Utility’s service territory.

Temperatures in Gas Utility’s service territory during the three months ended December 31, 2019, were 4.2% warmer than normal and 3.7% warmer than the prior-year period. Gas Utility core market volumes decreased slightly (0.5 bcf and 1.9%) principally reflecting the effects of the warmer weather partially offset by growth in the number of core market customers and higher average use per customer. Total Gas Utility distribution system throughput increased 8.8 bcf reflecting higher interruptible delivery service volumes (5.1 bcf) and higher large firm delivery service volumes (4.1 bcf) partially offset by the previously mentioned slight decrease in core market volumes. Electric Utility kilowatt-hour sales were lower than the prior-year period principally reflecting the impact of warmer weather on Electric Utility heating-related sales.
UGI Utilities revenues increased $6.6 million in the three months ended December 31, 2019, reflecting a $9.2 million increase in Gas Utility revenues partially offset by a $2.6 million decrease in Electric Utility revenues. The increase in Gas Utility revenues principally reflects higher core market revenues ($11.1 million) and higher large firm and interruptible delivery service revenues ($2.3 million), partially offset by lower off-system sales and capacity release revenues ($6.8 million). The $11.1 million increase in Gas Utility core market revenues principally reflects the effects of the increase in base rates effective October 11, 2019 and slightly higher PGC rates partially offset by slightly lower core market throughput. The $2.6 million decrease in Electric Utility revenues during the 2019 three-month period is largely attributable to lower DS rates and, to a much lesser extent, the lower kilowatt-hour sales.

UGI Utilities cost of sales was $151.6 million in the three months ended December 31, 2019 compared with $159.5 million in the three months ended December 31, 2018, reflecting lower Gas Utility cost of sales ($5.3 million) and lower Electric Utility cost of sales ($2.6 million). The lower Gas Utility cost of sales principally reflects the effects of the lower costs of sales associated with off-system sales ($7.7 million) partially offset by increased cost of sales related to core market volumes ($1.8 million) reflecting higher PGC rates.

UGI Utilities total margin increased $14.7 million during the 2019 three-month period reflecting higher total margin from Gas Utility core market customers ($9.2 million) including the impact of the increase in base rates which became effective October 11, 2019. The margin increase was also impacted by an unallocated negative surcharge revenue reduction ($4.1 million) in the 2018 three-month period as a result of a PAPUC Order related to the TCJA and higher large firm and interruptible delivery service total margin ($1.0 million).

UGI Utilities operating income and earnings before interest expense and income taxes increased $14.8 million and $14.2 million, respectively, during the 2019 three-month period principally reflecting the previously mentioned increase in total margin ($14.7 million) and lower operating and administrative expenses ($3.1 million). The decrease in UGI Utilities operating and administrative expenses reflects, among other things, lower uncollectible accounts expense ($1.8 million) and lower compensation and benefits expenses ($1.2 million). The effect of these increases was partially offset by greater depreciation expense ($3.2 million) attributable to increased IT and distribution system capital expenditure activity.

Interest Expense and Income Taxes

Our consolidated interest expense during the 2019 three-month period was $84.1 million, compared to $60.2 million during the 2018 three-month period. The significant increase in interest expense principally reflects higher interest expense on long-term debt outstanding including debt incurred by UGI Corporation and Energy Services to fund a portion of the CMG Acquisition and the cash portion of the AmeriGas Merger, higher long-term debt at UGI Utilities and higher interest on short-term borrowings.

The higher effective income tax rate for the 2019 three-month period reflects income taxes on our 100% ownership of the Partnerships compared to income taxes on our approximately 26% ownership interest during the 2018 three-month period.

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

UGI CORPORATION AND SUBSIDIARIES

commitments. Issuances of debt and equity securities in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

The primary sources of UGI’s cash and cash equivalents are the dividends and other cash payments made to UGI or its corporate subsidiaries by its principal business units. Our cash and cash equivalents totaled $333.4 million at December 31, 2019, compared with $447.1 million at September 30, 2019. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, at December 31, 2019 and September 30, 2019, UGI had $96.1 million and $224.9 million of cash and cash equivalents, respectively, a substantial portion of which is located in the U.S. Such cash is available to pay dividends on UGI Common Stock and for investment purposes.

Long-term Debt and Credit Facilities

Long-term Debt

The Company’s debt outstanding at December 31, 2019 and September 30, 2019, comprises the following:

	December 31, 2019							September 30, 2019
(Millions of dollars)	AmeriGas Propane	UGI International	Midstream & Marketing		UGI Utilities	Corp & Other	Total	Total
Short-term borrowings	$321.0	$181.3	$88.4		$279.0	$—	$869.7	$796.3

Long-term debt (including current maturities):
Senior notes	$2,575.0	$392.5	$—		$825.0	$—	$3,792.5	$3,781.5
Term loans	—	336.4	696.5		152.5	550.0	1,735.4	1,729.4
Other long-term debt	12.0	22.5	41.3	(a)	4.2	297.9	377.9	345.7
Unamortized debt issuance costs	(22.7)	(7.9)	(11.5)		(4.5)	(3.8)	(50.4)	(52.6)
Total long-term debt	$2,564.3	$743.5	$726.3		$977.2	$844.1	$5,855.4	$5,804.0
Total debt	$2,885.3	$924.8	$814.7		$1,256.2	$844.1	$6,725.1	$6,600.3

(a)	Amount includes finance lease recognized as a result of the adoption of ASU 2016-02. For additional information, see Notes 2 and 9 to Condensed Consolidated Financial Statements.

Credit Facilities

Additional information related to the Company’s credit agreements can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 6 to Consolidated Financial Statements in the Company’s 2019 Annual Report.

UGI CORPORATION AND SUBSIDIARIES

Information about the Company’s principal credit agreements (excluding the Energy Services Receivables Facility discussed below) as of December 31, 2019 and 2018, is presented in the table below.

(Currency in millions)	Total Capacity	Borrowings Outstanding	Letters of Credit and Guarantees Outstanding	Available Borrowing Capacity
As of December 31, 2019
AmeriGas OLP	$600.0	$321.0	$62.7	$216.3
UGI International, LLC (a)	€300.0	€160.5	€—	€139.5
Energy Services	$200.0	$20.0	$—	$180.0
UGI Utilities	$350.0	$279.0	$—	$71.0
UGI Corporation (b)	$300.0	$290.0	$—	$10.0
As of December 31, 2018
AmeriGas OLP	$600.0	$368.5	$63.5	$168.0
UGI International, LLC	€300.0	€—	€—	€300.0
Energy Services	$240.0	$—	$—	$240.0
UGI Utilities	$450.0	$296.0	$2.0	$152.0

(a)
The 2018 UGI International Credit Facilities Agreement permits UGI International, LLC to borrow in euros or dollars. At December 31, 2019, the amount borrowed was USD-denominated borrowings of $180.0 million, equal to €160.5 million.

(b)	Borrowings outstanding have been classified as “Long-term debt” on the Condensed Consolidated Balance Sheets.

The average daily and peak short-term borrowings under the Company’s principal credit agreements during the three months ended December 31, 2019 and 2018 are as follows:

	For the three months ended		For the three months ended
	December 31, 2019		December 31, 2018
(Millions of dollars or euros)	Average	Peak	Average	Peak
AmeriGas OLP	$322.0	$359.0	$306.3	$401.0
UGI International, LLC	€187.0	€187.3	€—	€—
Energy Services	$40.5	$76.5	$—	$—
UGI Utilities	$225.6	$281.0	$250.7	$311.0
UGI Corporation	$293.9	$300.0	$—	$—

Receivables Facility. Energy Services has a Receivables Facility with an issuer of receivables-backed commercial paper currently scheduled to expire on October 23, 2020. At December 31, 2019, the outstanding balance of ESFC trade receivables was $86.0 million, of which $68.4 million was sold to the bank. At December 31, 2018, the outstanding balance of ESFC trade receivables was $135.4 million, of which $10.0 million was sold to the bank. Amounts sold to the bank are reflected as “Short-term borrowings” on the Condensed Consolidated Balance Sheets. During the three months ended December 31, 2019 and 2018, peak sales of receivables were $68.4 million and $15.0 million, respectively, and average daily amounts sold were $49.8 million and $1.5 million, respectively.

Dividends and Distributions

On November 22, 2019, UGI’s Board of Directors declared a cash dividend equal to $0.325 per common share. The dividend was paid on January 1, 2020, to shareholders of record on December 16, 2019. On January 22, 2020, UGI’s Board of Directors declared a quarterly dividend of $0.325 per common share. The dividend is payable April 1, 2020, to shareholders of record on March 16, 2020.

Cash Flows

Due to the seasonal nature of the Company’s businesses, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for natural gas, LPG, electricity and other energy products and services consumed during the peak heating season months. Conversely, operating cash flows are generally at their lowest levels during the

UGI CORPORATION AND SUBSIDIARIES

fourth and first fiscal quarters when the Company’s investment in working capital, principally inventories and accounts receivable, is generally greatest.

Operating Activities. Year-to-year variations in our cash flows from operating activities can be significantly affected by changes in operating working capital especially during periods with significant changes in energy commodity prices. Cash flow from operating activities was $118.4 million in the 2019 three-month period compared to $96.6 million in the 2018 three-month period. Cash flow from operating activities before changes in operating working capital was $355.6 million in the 2019 three-month period compared to $372.2 million in the prior-year period. Cash used to fund changes in operating working capital totaled $237.2 million in the 2019 three-month period compared to $275.6 million in the prior-year period. The lower net cash used to fund changes in operating working capital in the 2019 three-month period reflects, among other things, collateral deposits received from commodity derivative instrument counterparties in the current year compared with collateral deposits paid in the prior year, and net recoveries of Gas Utility purchased gas costs in the current year compared to net repayments in the prior year. These positive cash flow effects were partially offset by greater cash used to fund net changes in other operating working capital accounts including, among other things, lower cash flow from changes in inventories and accounts payable.

Investing Activities. Cash flow used by investing activities was $175.9 million in the 2019 three-month period compared with $194.0 million in the prior-year period. Investing activity cash flow is principally affected by cash expenditures for property, plant and equipment; cash paid for acquisitions of businesses and assets; investments in investees; and proceeds from sales of assets and businesses. Cash expenditures for property, plant and equipment were $182.0 million in the 2019 three-month period compared to $183.3 million in the prior-year period. Cash used for acquisitions of businesses and assets in the 2018 three-month period reflects Energy Services’ acquisition of South Jersey Energy Company’s natural gas marketing business.

Financing Activities. Cash flow used by financing activities was $32.6 million in the 2019 three-month period compared with cash flow provided by financing activities of $134.0 million in the prior-year period. Changes in cash flow from financing activities are primarily due to issuances and repayments of long-term debt; net short-term borrowings; dividends and distributions on UGI Common Stock and, in the 2018 three-month period, AmeriGas Partners publicly held Common Units; and issuances of UGI Common stock. Cash flows from financing activities in the prior-year period reflect significant UGI International refinancing transactions during the month of October 2018. On October 25, 2018, UGI International, LLC, pursuant to a new five-year unsecured Senior Facilities Agreement, borrowed €300 million under a variable-rate term loan facility. Also on October 25, 2018, UGI International, LLC issued in an underwritten private placement €350 million principal amount of 3.25% senior unsecured notes due November 1, 2025. The net proceeds from these borrowings plus cash on hand were used principally to repay €540 million outstanding principal of UGI France’s variable-rate term loan; €45.8 million of outstanding principal of Flaga’s variable-rate term loan; and $49.9 million of outstanding principal of Flaga’s U.S. Dollar Term loan, plus accrued and unpaid interest.

UTILITY REGULATORY MATTERS

Base Rate Filings. On January 28, 2020, Gas Utility filed a request with the PAPUC to increase its base operating revenues for residential, commercial and industrial customers by $74.6 million annually. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service and to continue funding programs designed to promote and reward customers’ efforts to increase efficient use of natural gas. Gas Utility requested that the new gas rates become effective March 28, 2020. However, the PAPUC typically suspends the effective date for general base rate proceedings for a period not to exceed nine months after the filing date to allow for investigation and public hearings. UGI Utilities cannot predict the timing or the ultimate outcome of the rate case review process.

On January 28, 2019, the Gas Utility filed a rate request with the PAPUC to increase the base operating revenues for residential, commercial, and industrial customers throughout its Pennsylvania service territory by an aggregate $71.1 million. On October 4, 2019, the PAPUC issued a final Order approving a settlement that permits Gas Utility, effective October 11, 2019, to increase its base distribution revenues by $30.0 million under a single consolidated tariff, approved a plan for uniform class rates, and permits the Gas Utility to extend its Energy Efficiency and Conservation and Growth Extension Tariff programs by an additional term of five years. The PAPUC’s final Order approved a negative surcharge, to return to customers $24.0 million of tax benefits experienced by Gas Utility over the period January 1, 2018 to June 30, 2018, plus applicable interest, in accordance with the May 17, 2018 PAPUC Order, which became effective for a twelve-month period beginning on October 11, 2019, the effective date of Gas Utility’s new base rate.

On October 25, 2018, the PAPUC approved a final order providing for a $3.2 million annual base distribution rate increase for Electric Utility, effective October 27, 2018. As part of the final PAPUC Order, Electric Utility provided customers with a one-time $0.2 million billing credit associated with 2018 TCJA tax benefits. On November 26, 2018, the Pennsylvania Office of Consumer Advocate filed an appeal to the Pennsylvania Commonwealth Court challenging the PAPUC’s acceptance of UGI Utilities’ use of a fully projected future test year and handling of consolidated federal income tax benefits. On January 15, 2020,

UGI CORPORATION AND SUBSIDIARIES

the Pennsylvania Commonwealth Court affirmed the PAPUC Order adopting the UGI Utilities’ position on both issues. The Pennsylvania Office of Consumer Advocate has the right to seek an appeal of the Pennsylvania Commonwealth Court Order to the Pennsylvania Supreme Court.

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

Electric Utility's DS tariffs contain clauses that permit recovery of all prudently incurred power costs, including the cost of financial instruments used to hedge electricity costs, through the application of DS rates. Because of this ratemaking mechanism, there is limited power cost risk, including the cost of forward electricity purchase contracts, associated with our Electric Utility operations. At December 31, 2019, all of Electric Utility’s forward electricity purchase contracts were subject to the NPNS exception.

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

Our variable-rate debt at December 31, 2019, includes revolving credit facility borrowings and variable-rate term loans at UGI International, LLC, UGI Utilities, Energy Services and UGI Corporation. These debt agreements have interest rates that are generally indexed to short-term market interest rates. We have entered into pay-fixed, receive-variable interest rate swap agreements on all or a significant portion of the term loans’ principal balances and all or a significant portion of the term loans’ tenor. We have designated these interest rate swaps as cash flow hedges. At December 31, 2019, combined borrowings outstanding under variable-rate debt agreements, excluding the previously mentioned effectively fixed-rate debt, totaled $1,159.7 million.

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
Foreign Currency Exchange Rate Risk
Our primary currency exchange rate risk is associated with the U.S. dollar versus the euro and, to a lesser extent, the U.S. dollar versus the British pound sterling. The U.S. dollar value of our foreign currency denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. From time to time, we use derivative instruments to hedge portions of our net investments in foreign subsidiaries. Gains or losses on these net investment hedges remain in AOCI until such foreign operations are sold or liquidated. With respect to our net investments in our UGI International operations, a 10% decline in the value of the associated foreign currencies versus the U.S. dollar would reduce their aggregate net book value at December 31, 2019, by approximately $110 million, which amount would be reflected in other comprehensive income. We have designated euro-denominated borrowings under the 2018 UGI International Credit Facilities Agreement and the UGI International 3.25% Senior Notes as net investment hedges.
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
Certain of these derivative instrument agreements call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At December 31, 2019, we had pledged net cash collateral with derivative instrument counterparties totaling $8.9. Additionally, our commodity exchange-traded futures contracts generally require cash deposits in margin accounts. At December 31, 2019, restricted cash in brokerage accounts totaled $95.8 million. Although we have concentrations of credit risk associated with derivative instruments, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was not material at December 31, 2019. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At December 31, 2019, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.
The following table summarizes the fair values of unsettled market risk sensitive derivative instrument assets (liabilities) held at December 31, 2019. The table also includes the changes in fair values of derivative instruments that would result if there were (1) a 10% adverse change in the market prices of LPG, gasoline, natural gas, electricity and electricity transmission congestion charges; (2) a 50 basis point adverse change in prevailing market interest rates; and (3) a 10% change in the value of the euro and the British pound sterling versus the U.S. dollar. Gas Utility’s and Electric Utility’s commodity derivative instruments other than gasoline

UGI CORPORATION AND SUBSIDIARIES

futures contracts are excluded from the table below because any associated net gains or losses are refundable to or recoverable from customers in accordance with Gas Utility and Electric Utility ratemaking.

	Asset (Liability)
(Millions of dollars)	Fair Value	Change in Fair Value
December 31, 2019
Commodity price risk	$(136.7)	$(107.5)
Interest rate risk	$(4.2)	$(22.0)
Foreign currency exchange rate risk	$35.5	$(41.0)

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

(b)	Change in Internal Control over Financial Reporting
Effective October 1, 2019, the Company adopted ASU 2016-02, “Leases” (Topic 842), which required changes in the Company’s internal control over financial reporting, including implementation of new software to track and account for leases.
No changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

UGI CORPORATION AND SUBSIDIARIES

PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS
In addition to the information presented in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2019 Annual Report, which could materially affect our business, financial condition or future results. The risks described in our 2019 Annual Report are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to the Company’s repurchases of its common stock during the quarter ended December 31, 2019.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2019 to October 31, 2019	—	$0.00	—	6.80 million
November 1, 2019 to November 30, 2019	—	$0.00	—	6.80 million
December 1, 2019 to December 31, 2019	500,000	$45.15	500,000	6.30 million
Total	500,000		500,000

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

UGI CORPORATION AND SUBSIDIARIES

ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

4.14	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	Amended and Restated Change in Control Agreement, dated December 6, 2019, between UGI Corporation and Mr. John L. Walsh.

10.2
First Amendment, dated as of December 17, 2019, to Credit Agreement, dated as of August 1, 2019, by and among UGI Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.

10.3
First Amendment, dated as of December 17, 2019, to Second Amended and Restated Credit Agreement, dated as of December 15, 2017, by and among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as a Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and Issuing Lender, Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner, and the other financial institutions from time to time party thereto.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2019, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2019, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2019, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

UGI CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

4.14	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	Amended and Restated Change in Control Agreement, dated December 6, 2019, between UGI Corporation and Mr. John L. Walsh.

10.2
First Amendment, dated as of December 17, 2019, to Credit Agreement, dated as of August 1, 2019, by and among UGI Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.

10.3
First Amendment, dated as of December 17, 2019, to Second Amended and Restated Credit Agreement, dated as of December 15, 2017, by and among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as a Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and Issuing Lender, Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner, and the other financial institutions from time to time party thereto.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2019, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2019, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2019, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

UGI CORPORATION AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UGI Corporation
(Registrant)

Date:	February 6, 2020	By:	/s/ Ted J. Jastrzebski
Ted J. Jastrzebski
Chief Financial Officer

Date:	February 6, 2020	By:	/s/ Laurie A. Bergman
Laurie A. Bergman
Vice President, Chief Accounting Officer
and Corporate Controller