Form 10-Q
period 2020-03-31
UGI CORP /PA/
filed 2020-05-07
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 30, 2020, there were 208,267,174 shares of UGI Corporation Common Stock, without par value, outstanding.

UGI CORPORATION AND SUBSIDIARIES

i

GLOSSARY OF TERMS AND ABBREVIATIONS

Terms and abbreviations used in this Form 10-Q are defined below:

UGI Corporation and Related Entities

AmeriGas OLP - AmeriGas Propane, L.P., the principal operating subsidiary of AmeriGas Partners
AmeriGas Partners - AmeriGas Partners, L.P., a Delaware limited partnership and an indirect wholly-owned subsidiary of UGI; also referred to as the “Partnership”
AmeriGas Propane - Reportable segment comprising AmeriGas Propane, Inc. and its subsidiaries, including AmeriGas Partners and AmeriGas OLP
AmeriGas Propane, Inc. - A wholly owned second-tier subsidiary of UGI and the general partner of AmeriGas Partners; also referred to as the “General Partner”
AvantiGas - AvantiGas Limited, an indirect wholly owned subsidiary of UGI International, LLC
Company - UGI and its consolidated subsidiaries collectively
CMG - Columbia Midstream Group, LLC
CPG - UGI Central Penn Gas, Inc., a wholly owned subsidiary of UGI Utilities prior to the Utility Merger
DVEP - DVEP Investeringen B.V., an indirect wholly owned subsidiary of UGI International, LLC
Electric Utility - UGI Utilities’ regulated electric distribution utility
Energy Services - UGI Energy Services, LLC, a wholly owned second-tier subsidiary of UGI
ESFC - Energy Services Funding Corporation, a wholly owned subsidiary of Energy Services
Flaga - Flaga GmbH, an indirect wholly owned subsidiary of UGI International, LLC
Gas Utility - UGI Utilities’ regulated natural gas distribution business, comprising the natural gas utility businesses owned and operated by UGI Utilities and, prior to the Utility Merger, PNG and CPG
General Partner - AmeriGas Propane, Inc., the general partner of AmeriGas Partners
Midstream & Marketing - Reportable segment principally comprising Energy Services and its subsidiaries, including UGID
Partnership - AmeriGas Partners and its consolidated subsidiaries, including AmeriGas OLP
Pennant - Pennant Midstream, LLC
PennEast - PennEast Pipeline Company, LLC
PNG - UGI Penn Natural Gas, Inc., a wholly owned subsidiary of UGI Utilities prior to the Utility Merger
UGI - UGI Corporation
UGI Appalachia - UGI Appalachia, LLC, a wholly owned subsidiary of Energy Services, comprising the natural gas gathering and processing business of CMG and its equity interest in Pennant
UGI Central - The natural gas rate district of CPG subsequent to the Utility Merger
UGI France - UGI France SAS (a Société par actions simplifiée), an indirect wholly owned subsidiary of UGI International, LLC
UGI International - Reportable segment principally comprising UGI’s foreign operations
UGI International, LLC - UGI International, LLC, a wholly owned second-tier subsidiary of UGI

UGI PennEast, LLC - A wholly owned subsidiary of Energy Services that holds a 20% membership interest in PennEast
UGI Utilities - UGI Utilities, Inc., a wholly owned subsidiary of UGI. Also a reportable segment of UGI comprising UGI Utilities, Inc. and its subsidiaries
UGID - UGI Development Company, a wholly owned subsidiary of Energy Services
UniverGas - UniverGas Italia S.r.l, an indirect wholly owned subsidiary of UGI International, LLC
Other Terms and Abbreviations
2018 UGI International Credit Facilities Agreement - A five-year unsecured Senior Facilities Agreement entered into in October 2018, by UGI International, LLC comprising a €300 million term loan facility and a €300 million revolving credit facility maturing October 2023
2019 Annual Report - UGI Annual Report on Form 10-K for the fiscal year ended September 30, 2019
2019 six-month period - Six months ended March 31, 2019
2019 three-month period - Three months ended March 31, 2019
2020 six-month period - Six months ended March 31, 2020
2020 three-month period - Three months ended March 31, 2020
Adjusted LIBOR - A rate derived from LIBOR

AFUDC - Allowance for Funds Used During Construction

AmeriGas Merger - The transaction contemplated by the Merger Agreement pursuant to which AmeriGas Propane Holdings, LLC merged with and into the Partnership on August 21, 2019, with the Partnership surviving as an indirect wholly owned subsidiary of UGI

AOCI - Accumulated Other Comprehensive Income (Loss)

ASC - Accounting Standards Codification
ASC 606 - ASC 606, “Revenue from Contracts with Customers”
ASC 805 - ASC 805, “Business Combinations”
ASC 840 - ASC 840, “Leases”
ASC 842 - ASC 842, “Leases” (effective October 1, 2019)
ASU - Accounting Standards Update
Bcf - Billions of cubic feet
BIE - Pennsylvania Public Utility Commission Bureau of Investigation and Enforcement
CARES Act - Coronavirus Aid, Relief, and Economic Security Act
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

COA - Consent Order and Agreement

CODM - Chief Operating Decision Maker as defined in ASC 280, “Segment Reporting”

Common Stock - shares of UGI common stock

Common Units - Limited partnership ownership interests in AmeriGas Partners

Core market - Comprises (1) firm residential, commercial and industrial customers to whom UGI Utilities has a statutory obligation to provide service who purchase their natural gas or electricity from UGI Utilities; and (2) residential, commercial and industrial customers to whom UGI Utilities has a statutory obligation to provide service who purchase their natural gas or electricity from others

COVID-19 - A novel strain of coronavirus disease discovered in 2019

DS - Default service
EBITDA - Earnings before interest expense, income taxes, depreciation, and amortization

Eighth Circuit - United States Court of Appeals for the Eighth Circuit
Energy Services Term Loan - A seven-year $700 million senior secured term loan agreement entered into on August 13, 2019, with a group of lenders

Energy Services 2020 Credit Agreement - Third Amended and Restated Credit Agreement entered into on March 6, 2020 by Energy Services, as borrower, providing for borrowings up to $260 million, including a letter of credit subfacility of up to $50 million, scheduled to expire in March 2025

Energy Services Credit Agreement - Second Amended and Restated Credit Agreement entered into by Energy Services, as borrower, providing for borrowings up to $200 million, including a letter of credit subfacility of up to $50 million prior to its replacement by the Energy Services 2020 Credit Agreement

Exchange Act - Securities Exchange Act of 1934, as amended

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
NOL - Net operating loss
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
ROD - Record of Decision
SCAA - Storage Contract Administrative Agreements
SEC - U.S. Securities and Exchange Commission
TCJA - Tax Cuts and Jobs Act

Temporary Rates Order - Order issued by the PAPUC on March 15, 2018, that converted PAPUC approved rates of a defined group of large Pennsylvania public utilities into temporary rates for a period of not more than 12 months while the PAPUC reviewed effects of the TCJA

UGI Corporation Senior Credit Facility - An unsecured senior facilities agreement entered into on August 1, 2019, by UGI comprising (1) a five-year $250 million term loan facility; (2) a three-year $300 million term loan facility; and (3) a five-year $300 million revolving credit facility (including a $10 million sublimit for letters of credit)

UGI International 3.25% Senior Notes - An underwritten private placement of €350 million principal amount of senior unsecured notes due November 1, 2025, issued by UGI International, LLC

UGI Utilities 3.12% Senior Notes - A private placement of $150 million principal amount of senior unsecured notes due April 2050, issued by UGI Utilities

USD - U.S. dollar

U.S. Pension Plan - Defined benefit pension plan for employees hired prior to January 1, 2009 of UGI, UGI Utilities and certain of UGI’s other domestic wholly owned subsidiaries

Utility Merger - The merger, effective October 1, 2018, of CPG and PNG with and into UGI Utilities
VEBA - Voluntary Employees’ Beneficiary Association
Western Missouri District Court - The United States District Court for the Western District of Missouri
WHO - World Health Organization

UGI CORPORATION AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Millions of dollars)

	March 31, 2020	September 30, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$297.3	$447.1	$492.1
Restricted cash	104.4	63.7	26.3
Accounts receivable (less allowances for doubtful accounts of $39.4, $31.6 and $43.6, respectively)	1,016.3	640.7	1,231.4
Accrued utility revenues	39.4	14.6	52.1
Inventories	179.7	229.9	222.0
Utility regulatory assets	4.0	9.1	1.3
Derivative instruments	37.7	28.9	32.2
Prepaid expenses and other current assets	200.0	132.2	122.6
Total current assets	1,878.8	1,566.2	2,180.0
Property, plant and equipment, at cost (less accumulated depreciation of $3,555.2, $3,385.2 and $3,274.6, respectively)	6,804.6	6,687.8	5,917.0
Goodwill	3,465.5	3,456.4	3,147.8
Intangible assets, net	687.8	708.6	488.3
Utility regulatory assets	386.9	386.5	298.0
Derivative instruments	42.9	43.2	22.8
Other assets	869.0	497.9	297.0
Total assets	$14,135.5	$13,346.6	$12,350.9
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$27.1	$24.1	$18.0
Short-term borrowings	653.5	796.3	341.0
Accounts payable	464.7	438.8	652.1
Derivative instruments	185.2	84.9	31.0
Other current liabilities	785.6	682.8	735.2
Total current liabilities	2,116.1	2,026.9	1,777.3
Long-term debt	5,800.2	5,779.9	4,283.8
Deferred income taxes	580.0	541.4	970.8
Derivative instruments	105.8	48.4	16.5
Other noncurrent liabilities	1,443.8	1,122.8	986.5
Total liabilities	10,045.9	9,519.4	8,034.9
Commitments and contingencies (Note 11)
Equity:
UGI Corporation stockholders’ equity:
UGI Common Stock, without par value (authorized — 450,000,000 shares; issued — 209,439,475, 209,304,129 and 174,596,873 shares, respectively)	1,408.6	1,396.9	1,219.0
Retained earnings	2,953.3	2,653.1	2,818.2
Accumulated other comprehensive loss	(229.7)	(216.6)	(160.8)
Treasury stock, at cost	(51.7)	(15.9)	(23.4)
Total UGI Corporation stockholders’ equity	4,080.5	3,817.5	3,853.0
Noncontrolling interests	9.1	9.7	463.0
Total equity	4,089.6	3,827.2	4,316.0
Total liabilities and equity	$14,135.5	$13,346.6	$12,350.9
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Revenues	$2,228.9	$2,606.1	$4,235.5	$4,806.3
Costs and expenses:
Cost of sales (excluding depreciation and amortization shown below)	1,248.2	1,426.9	2,256.2	2,851.9
Operating and administrative expenses	503.4	536.7	1,014.6	1,039.9
Depreciation and amortization	120.2	108.9	239.6	220.1
Other operating income, net	(4.8)	(5.2)	(14.0)	(12.1)
	1,867.0	2,067.3	3,496.4	4,099.8
Operating income	361.9	538.8	739.1	706.5
Income from equity investees	8.0	1.6	14.5	3.1
Loss on extinguishments of debt	—	—	—	(6.1)
Other non-operating income, net	11.7	7.9	0.2	16.9
Interest expense	(82.4)	(61.0)	(166.5)	(121.2)
Income before income taxes	299.2	487.3	587.3	599.2
Income tax expense	(73.6)	(90.6)	(149.7)	(114.0)
Net income including noncontrolling interests	225.6	396.7	437.6	485.2
Deduct net income attributable to noncontrolling interests, principally in AmeriGas Partners prior to the AmeriGas Merger	(0.1)	(151.3)	(0.1)	(175.6)
Net income attributable to UGI Corporation	$225.5	$245.4	$437.5	$309.6
Earnings per common share attributable to UGI Corporation stockholders:
Basic	$1.08	$1.41	$2.09	$1.77
Diluted	$1.07	$1.38	$2.08	$1.74
Weighted-average common shares outstanding (thousands):
Basic	208,941	174,501	209,151	174,461
Diluted	209,808	177,318	210,494	177,446
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Millions of dollars)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net income including noncontrolling interests	$225.6	$396.7	$437.6	$485.2
Other comprehensive income (loss):
Net losses on derivative instruments (net of tax of $14.1, $1.0, $11.9, and $1.4, respectively)	(35.6)	(1.2)	(30.0)	(2.7)
Reclassifications of net losses on derivative instruments (net of tax of $(0.2), $0.0, $(0.5), and $(0.3), respectively)	0.6	—	1.3	0.7
Foreign currency adjustments (net of tax of $(7.1), $(7.7), $0.1, and $(4.9), respectively)	(32.7)	(26.8)	14.3	(42.4)
Benefit plans (net of tax of $(0.4), $(0.1), $(0.5), and $(0.2), respectively)	1.1	0.3	1.3	0.6
Other comprehensive loss	(66.6)	(27.7)	(13.1)	(43.8)
Comprehensive income including noncontrolling interests	159.0	369.0	424.5	441.4
Deduct comprehensive income attributable to noncontrolling interests, principally in AmeriGas Partners prior to the AmeriGas Merger	(0.1)	(151.3)	(0.1)	(175.6)
Comprehensive income attributable to UGI Corporation	$158.9	$217.7	$424.4	$265.8
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Millions of dollars)

	Six Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$437.6	$485.2
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	239.6	220.1
Deferred income tax benefit, net	(24.8)	(28.9)
Provision for uncollectible accounts	19.8	22.2
Changes in unrealized gains and losses on derivative instruments	154.6	161.2
Loss on extinguishments of debt	—	6.1
Income from equity investees	(14.5)	(3.1)
Other, net	(8.7)	6.0
Net change in:
Accounts receivable and accrued utility revenues	(435.6)	(538.6)
Inventories	48.8	93.5
Utility deferred fuel and power costs, net of changes in unsettled derivatives	7.4	(17.0)
Accounts payable	60.7	121.1
Derivative instruments collateral deposits paid	(28.7)	(12.2)
Other current assets	(3.3)	65.0
Other current liabilities	109.5	37.0
Net cash provided by operating activities	562.4	617.6
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(342.0)	(340.6)
Acquisitions of businesses and assets, net of cash and restricted cash acquired	(0.4)	(58.5)
Other, net	15.5	5.8
Net cash used by investing activities	(326.9)	(393.3)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(135.6)	(90.5)
Distributions on AmeriGas Partners publicly held Common Units	—	(131.5)
Issuances of long-term debt, net of issuance costs	30.0	878.1
Repayments of long-term debt	(60.0)	(724.3)
Decrease in short-term borrowings	(139.4)	(81.9)
Receivables Facility net repayments	(4.4)	(2.0)
Issuances of UGI Common Stock	0.7	11.8
Repurchases of UGI Common Stock	(38.3)	(16.9)
Other, net	(0.8)	(3.4)
Net cash used by financing activities	(347.8)	(160.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3.2	(7.5)
Cash, cash equivalents and restricted cash (decrease) increase	$(109.1)	$56.2
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash at end of period	$401.7	$518.4
Cash, cash equivalents and restricted cash at beginning of period	510.8	462.2
Cash, cash equivalents and restricted cash (decrease) increase	$(109.1)	$56.2
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Common stock, without par value
Balance, beginning of period	$1,398.4	$1,206.5	$1,396.9	$1,200.8
Common Stock issued in connection with employee and director plans, net of tax withheld	1.4	5.7	1.7	9.4
Equity-based compensation expense	8.8	6.8	10.7	8.8
Other	—	—	(0.7)	—
Balance, end of period	$1,408.6	$1,219.0	$1,408.6	$1,219.0
Retained earnings
Balance, beginning of period	$2,797.5	$2,620.8	$2,653.1	$2,610.7
Cumulative effect of change in accounting principle - ASC 606	—	—	—	(7.1)
Reclassification of stranded income tax effects related to TCJA	—	—	—	6.6
Losses on common stock transactions in connection with employee and director plans	(2.0)	(2.8)	(2.7)	(11.1)
Net income attributable to UGI	225.5	245.4	437.5	309.6
Cash dividends on UGI Common Stock ($0.325, $0.260, $0.650, and $0.520, respectively)	(67.7)	(45.2)	(135.6)	(90.5)
Other	—	—	1.0	—
Balance, end of period	$2,953.3	$2,818.2	$2,953.3	$2,818.2
Accumulated other comprehensive income (loss)
Balance, beginning of period	$(163.1)	$(133.1)	$(216.6)	$(110.4)
Reclassification of stranded income tax effects related to TCJA	—	—	—	(6.6)
Net losses on derivative instruments	(35.6)	(1.2)	(30.0)	(2.7)
Reclassification of net losses on derivative instruments	0.6	—	1.3	0.7
Benefit plans	1.1	0.3	1.3	0.6
Foreign currency adjustments	(32.7)	(26.8)	14.3	(42.4)
Balance, end of period	$(229.7)	$(160.8)	$(229.7)	$(160.8)
Treasury stock
Balance, beginning of period	$(37.4)	$(24.8)	$(15.9)	$(19.7)
Common Stock issued in connection with employee and director plans, net of tax withheld	3.3	3.8	4.4	16.0
Repurchases of UGI Common Stock	(15.7)	—	(38.3)	(16.9)
Reacquired UGI Common Stock - employee and director plans	(1.9)	(2.4)	(1.9)	(2.8)
Balance, end of period	$(51.7)	$(23.4)	$(51.7)	$(23.4)
Total UGI stockholders’ equity	$4,080.5	$3,853.0	$4,080.5	$3,853.0
Noncontrolling interests
Balance, beginning of period	$9.2	$377.2	$9.7	$418.6
Net income attributable to noncontrolling interests, principally in AmeriGas Partners prior to the AmeriGas Merger	0.1	151.3	0.1	175.6
Dividends and distributions	—	(65.8)	—	(131.5)
Other	(0.2)	0.3	(0.7)	0.3
Balance, end of period	$9.1	$463.0	$9.1	$463.0
Total equity	$4,089.6	$4,316.0	$4,089.6	$4,316.0
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

We conduct a domestic propane marketing and distribution business through AmeriGas Partners. AmeriGas Partners conducts a national propane distribution business through its principal operating subsidiary, AmeriGas OLP. AmeriGas Partners and AmeriGas OLP are Delaware limited partnerships. UGI’s wholly owned second-tier subsidiary, AmeriGas Propane, Inc., serves as the General Partner of AmeriGas Partners. On August 21, 2019, we completed the AmeriGas Merger pursuant to which we issued 34,612,847 shares of UGI Common Stock and paid $528.9 in cash to acquire all of the outstanding Common Units in AmeriGas Partners not already held by UGI or its subsidiaries, with the Partnership surviving as a wholly owned subsidiary of UGI. Prior to the AmeriGas Merger, UGI controlled the Partnership through its ownership of the General Partner, which held a 1% general partner interest (which included IDRs) and approximately 25.5% of the outstanding Common Units in AmeriGas Partners, and held an effective 27.0% ownership interest in AmeriGas OLP. The IDRs held by the General Partner prior to the AmeriGas Merger entitled it to receive distributions from AmeriGas Partners in excess of its general partner interest under certain circumstances. Incentive distributions received by the General Partner during the six months ended March 31, 2019 were $22.9.

UGI International, through subsidiaries and affiliates, conducts (1) an LPG distribution business throughout much of Europe and (2) an energy marketing business in France, Belgium, the Netherlands and the United Kingdom. These businesses are conducted principally through our subsidiaries, UGI France, Flaga, AvantiGas, DVEP and UniverGas.

Energy Services conducts, directly and through subsidiaries, energy marketing, midstream transmission, LNG storage, natural gas gathering and processing, natural gas production, electricity generation and energy services businesses primarily in the Mid-Atlantic region of the U.S., eastern Ohio and the panhandle of West Virginia. UGID owns all or a portion of electricity generation facilities principally located in Pennsylvania. Energy Services and its subsidiaries’ storage and portions of its LNG and midstream transmission operations are subject to regulation by the FERC.

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
UGI PennEast, LLC and four other members comprising wholly owned subsidiaries of Southern Company, New Jersey Resources, South Jersey Industries, and Enbridge, Inc., each hold a 20% membership interest in PennEast. In September 2019, a panel of the U.S. Court of Appeals for the Third Circuit ruled that New Jersey’s Eleventh Amendment immunity barred PennEast from bringing an eminent domain lawsuit in federal court, under the Natural Gas Act, against New Jersey or its agencies. The Third Circuit subsequently denied PennEast’s petition for rehearing en banc. Following the Third Circuit denial of petition for rehearing, PennEast filed a petition for declaratory order with the FERC regarding interpretation of the Natural Gas Act; the FERC issued an order favorable to PennEast’s position on January 30, 2020. PennEast filed a petition for a writ of certiorari to seek U.S. Supreme Court review of the Third Circuit decision on February 18, 2020.  The ultimate outcome of these matters cannot be determined at this time, and could result in delays, additional costs, or the inability to move forward with the project, resulting in an impairment of all or a portion of our investment in PennEast.

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

	Cash, Cash Equivalents and Restricted Cash
	March 31, 2020	March 31, 2019	September 30, 2019	September 30, 2018
Cash and cash equivalents	$297.3	$492.1	$447.1	$452.6
Restricted cash	104.4	26.3	63.7	9.6
Cash, cash equivalents and restricted cash	$401.7	$518.4	$510.8	$462.2

Earnings Per Common Share. Basic earnings per share attributable to UGI stockholders reflect the weighted-average number of common shares outstanding. Diluted earnings per share attributable to UGI stockholders include the effects of dilutive stock options and common stock awards.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Shares used in computing basic and diluted earnings per share are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Denominator (thousands of shares):
Weighted-average common shares outstanding — basic (a)	208,941	174,501	209,151	174,461
Incremental shares issuable for stock options and awards (b)	867	2,817	1,343	2,985
Weighted-average common shares outstanding — diluted	209,808	177,318	210,494	177,446

(a)	The three and six months ended March 31, 2020, reflects the August 2019 issuance of 34,613 shares of UGI Common Stock in connection with the AmeriGas Merger.

(b)
For the three and six months ended March 31, 2020 and 2019, there were 8,020 and 208 shares, respectively, associated with outstanding stock option awards that were excluded from the computation of diluted earnings per share above because their effect was antidilutive.

Derivative Instruments. Derivative instruments are reported on the Condensed Consolidated Balance Sheets at their fair values, unless the NPNS exception is elected. The accounting for changes in fair value depends upon the purpose of the derivative instrument, whether it is subject to regulatory ratemaking mechanisms or if it qualifies and is designated as a hedge for accounting purposes.

Certain of our derivative instruments qualify and are designated as cash flow hedges. For cash flow hedges, changes in the fair values of the derivative instruments are recorded in AOCI, to the extent effective at offsetting changes in the hedged item, until earnings are affected by the hedged item. We discontinue cash flow hedge accounting if occurrence of the forecasted transaction is determined to be no longer probable. Hedge accounting is also discontinued for derivatives that cease to be highly effective. We do not designate our commodity and certain foreign currency derivative instruments as hedges under GAAP. Changes in the fair values of these derivative instruments are reflected in net income. Gains and losses on substantially all of the commodity derivative instruments used by UGI Utilities are included in regulatory assets or liabilities because it is probable such gains or losses will be recoverable from, or refundable to, customers. From time to time, we also enter into net investment hedges. Gains and losses on net investment hedges that relate to our foreign operations are included in the cumulative translation adjustment component in AOCI until such foreign net investment is sold or liquidated.

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

Business Combination Purchase Price Allocations. From time to time, the Company enters into business combinations. In accordance with ASC 805, the purchase price is allocated to the various assets acquired and liabilities assumed at their estimated fair value as of the acquisition date. Fair values of assets acquired and liabilities assumed are based upon available information. Estimating fair values is generally subject to significant judgment and assumptions and most commonly impacts property, plant and equipment and intangible assets, including those with indefinite lives. Generally, we have, under certain circumstances, up to one year from the acquisition date to finalize the purchase price allocation.

Other Non-Operating Income, Net. Included in “Other non-operating income, net,” on the Condensed Consolidated Statements of Income are net gains and losses on forward foreign currency contracts used to reduce volatility in net income associated with our foreign operations, and non-service income (expense) associated with our pension and other postretirement plans.

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

Note 3 — Accounting Changes

New Accounting Standards Adopted in Fiscal 2020

Derivatives and Hedging. Effective October 1, 2019, the Company adopted ASU No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” This ASU amends and simplifies existing guidance to allow companies to more accurately present the economic effects of risk management activities in the financial statements. For cash flow and net investment hedges as of the adoption date, the guidance required a modified retrospective approach. The amended presentation and disclosure guidance was required prospectively. The adoption did not have a material impact on our consolidated financial statements.

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

Reference Rate Reform. In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides entities temporary optional guidance to ease potential accounting burdens to transition away from LIBOR or other reference rates that are expected to be discontinued and replaced with alternative reference rates. This ASU applies to all entities that have contracts, hedging relationships and other transactions affected by reference rate reform. The provisions in this ASU, among other things, simplify contract modification accounting and allow hedging relationships affected by reference rate reform to continue. ASU 2020-04 is effective upon issuance and entities may elect to apply the amendments prospectively through December 31, 2022. The Company is in the process of assessing the impact on its financial statements from the adoption of the new guidance and determining the period in which the optional expedients will be elected.
Note 4 — Revenue from Contracts with Customers

The Company recognizes revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. See Note 4 in the Company’s 2019 Annual Report for information on our revenues from contracts with customers.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Revenue Disaggregation
The following tables present our disaggregated revenues by reportable segment for the three and six months ended March 31, 2020 and 2019:

Three Months Ended March 31, 2020	Total	Eliminations (a)	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$211.5	$—	$—	$—	$—	$211.5	$—
Commercial & Industrial	95.1	—	—	—	—	95.1	—
Large delivery service	41.4	—	—	—	—	41.4	—
Off-system sales and capacity releases	22.8	(15.9)	—	—	—	38.7	—
Other	4.5	(0.6)	—	—	—	5.1	—
Total Utility	375.3	(16.5)	—	—	—	391.8	—
Non-Utility:
LPG:
Retail	1,194.3	—	712.2	482.1	—	—	—
Wholesale	74.0	—	18.8	55.2	—	—	—
Energy Marketing	419.1	(22.3)	—	144.5	296.9	—	—
Midstream:
Pipeline	45.1	—	—	—	45.1	—	—
Peaking	2.8	(54.3)	—	—	57.1	—	—
Other	1.7	—	—	—	1.7	—	—
Electricity Generation	7.8	—	—	—	7.8	—	—
Other	81.8	(0.7)	55.9	17.4	9.2	—	—
Total Non-Utility	1,826.6	(77.3)	786.9	699.2	417.8	—	—
Total revenues from contracts with customers	2,201.9	(93.8)	786.9	699.2	417.8	391.8	—
Other revenues (b)	27.0	(0.7)	15.1	4.2	4.4	0.8	3.2
Total revenues	$2,228.9	$(94.5)	$802.0	$703.4	$422.2	$392.6	$3.2

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Three Months Ended March 31, 2019	Total	Eliminations (a)	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$240.3	$—	$—	$—	$—	$240.3	$—
Commercial & Industrial	100.7	—	—	—	—	100.7	—
Large delivery service	44.1	—	—	—	—	44.1	—
Off-system sales and capacity releases	21.9	(24.5)	—	—	—	46.4	—
Other (c)	(3.3)	(0.8)	—	—	—	(2.5)	—
Total Utility	403.7	(25.3)	—	—	—	429.0	—
Non-Utility:
LPG:
Retail	1,405.6	—	874.6	531.0	—	—	—
Wholesale	93.8	—	25.2	68.6	—	—	—
Energy Marketing	552.1	(46.4)	—	162.7	435.8	—	—
Midstream:
Pipeline	22.4	—	—	—	22.4	—	—
Peaking	8.1	(51.7)	—	—	59.8	—	—
Other	0.7	—	—	—	0.7	—	—
Electricity Generation	11.6	—	—	—	11.6	—	—
Other	79.5	(0.7)	57.1	12.7	10.4	—	—
Total Non-Utility	2,173.8	(98.8)	956.9	775.0	540.7	—	—
Total revenues from contracts with customers	2,577.5	(124.1)	956.9	775.0	540.7	429.0	—
Other revenues (b)	28.6	(0.7)	14.7	8.2	1.7	0.6	4.1
Total revenues	$2,606.1	$(124.8)	$971.6	$783.2	$542.4	$429.6	$4.1

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Six Months Ended March 31, 2020	Total	Eliminations (a)	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$395.6	$—	$—	$—	$—	$395.6	$—
Commercial & Industrial	163.0	—	—	—	—	163.0	—
Large delivery service	82.7	—	—	—	—	82.7	—
Off-system sales and capacity releases	39.2	(30.0)	—	—	—	69.2	—
Other	8.9	(1.2)	—	—	—	10.1	—
Total Utility	689.4	(31.2)	—	—	—	720.6	—
Non-Utility:
LPG:
Retail	2,288.7	—	1,343.4	945.3	—	—	—
Wholesale	139.8	—	40.8	99.0	—	—	—
Energy Marketing	782.0	(47.9)	—	268.4	561.5	—	—
Midstream:
Pipeline	88.3	—	—	—	88.3	—	—
Peaking	6.7	(92.0)	—	—	98.7	—	—
Other	3.5	—	—	—	3.5	—	—
Electricity Generation	16.6	—	—	—	16.6	—	—
Other	162.7	(1.6)	115.1	29.7	19.5	—	—
Total Non-Utility	3,488.3	(141.5)	1,499.3	1,342.4	788.1	—	—
Total revenues from contracts with customers	4,177.7	(172.7)	1,499.3	1,342.4	788.1	720.6	—
Other revenues (b)	57.8	(1.5)	33.1	12.4	6.6	1.3	5.9
Total revenues	$4,235.5	$(174.2)	$1,532.4	$1,354.8	$794.7	$721.9	$5.9

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Six Months Ended March 31, 2019	Total	Eliminations (a)	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$416.0	$—	$—	$—	$—	$416.0	$—
Commercial & Industrial	168.3	—	—	—	—	168.3	—
Large delivery service	83.6	—	—	—	—	83.6	—
Off-system sales and capacity releases	37.1	(47.4)	—	—	—	84.5	—
Other (c)	(2.8)	(1.5)	—	—	—	(1.3)	—
Total Utility	702.2	(48.9)	—	—	—	751.1	—
Non-Utility:
LPG:
Retail	2,635.3	—	1,596.5	1,038.8	—	—	—
Wholesale	153.8	—	46.2	107.6	—	—	—
Energy Marketing	1,021.0	(93.9)	—	305.8	809.1	—	—
Midstream:
Pipeline	41.8	—	—	—	41.8	—	—
Peaking	10.1	(90.4)	—	—	100.5	—	—
Other	1.7	—	—	—	1.7	—	—
Electricity Generation	23.3	—	—	—	23.3	—	—
Other	163.5	(1.4)	117.7	25.1	22.1	—	—
Total Non-Utility	4,050.5	(185.7)	1,760.4	1,477.3	998.5	—	—
Total revenues from contracts with customers	4,752.7	(234.6)	1,760.4	1,477.3	998.5	751.1	—
Other revenues (b)	53.6	(1.8)	31.4	16.6	3.3	1.2	2.9
Total revenues	$4,806.3	$(236.4)	$1,791.8	$1,493.9	$1,001.8	$752.3	$2.9

(a)	Includes intersegment revenues principally among Midstream & Marketing, UGI Utilities and AmeriGas Propane.

(b)
Primarily represents revenues from tank rentals at AmeriGas Propane and UGI International, revenues from certain gathering assets at Midstream & Marketing, and gains and losses on commodity derivative instruments not associated with current-period transactions reflected in Corporate & Other, none of which are within the scope of ASC 606 and are accounted for in accordance with other GAAP.

(c)
UGI Utilities includes an unallocated negative surcharge revenue reduction of $(10.5) and $(14.6) for the three and six months ended March 31, 2019 as a result of a PAPUC Order issued May 17, 2018, related to the TCJA.

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
Contract liabilities arise when payment from a customer is received before the performance obligations have been satisfied and represent the Company’s obligations to transfer goods or services to a customer for which we have received consideration. The balances of contract liabilities were $62.2, $114.1 and $60.4 at March 31, 2020, September 30, 2019 and March 31, 2019, respectively, and are included in “Other current liabilities” and “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets. Revenues recognized for the six months ended March 31, 2020 and 2019, from the amounts included in contract liabilities at September 30, 2019 and October 1, 2018, were $82.2 and $82.8, respectively.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Remaining Performance Obligations
The Company has elected to use practical expedients as allowed in ASC 606 to exclude disclosures related to the aggregate amount of the transaction price allocated to certain performance obligations that are unsatisfied as of the end of the reporting period because these contracts have an initial expected term of one year or less, or we have a right to bill the customer in an amount that corresponds directly with the value of services provided to the customer to date. Certain contracts with customers at Midstream & Marketing and UGI Utilities contain minimum future performance obligations through 2047 and 2053, respectively. At March 31, 2020, Midstream & Marketing and UGI Utilities expect to record approximately $2.0 billion and $0.2 billion of revenues, respectively, related to the minimum future performance obligations over the remaining terms of the related contracts.
Note 5 — CMG Acquisition

On August 1, 2019, UGI through its wholly owned indirect subsidiary, Energy Services, completed the CMG Acquisition in which Energy Services acquired all of the equity interests in CMG and CMG’s approximately 47% interest in Pennant, for total cash consideration of $1,284.4. The CMG Acquisition was consummated pursuant to the CMG Acquisition Agreements. CMG and Pennant provide natural gas gathering and processing services through five discrete systems located in western Pennsylvania, eastern Ohio and the panhandle of West Virginia. The CMG Acquisition is consistent with our growth strategies, including expanding our midstream natural gas gathering and processing assets within the Marcellus and Utica Shale production regions. The CMG Acquisition was funded with cash from borrowings under the Energy Services Term Loan and the UGI Corporation Senior Credit Facility and cash on hand. We refer to CMG and its equity interest in Pennant as "UGI Appalachia".

The Company has accounted for the CMG Acquisition using the acquisition method. The components of the final CMG purchase price allocations are as follows:

Assets acquired:
Cash	$0.3
Accounts receivable	10.2
Prepaid expenses and other current assets	1.1
Property, plant and equipment	613.6
Investment in Pennant	88.0
Intangible assets (a)	250.0
Total assets acquired	$963.2

Liabilities assumed:
Accounts payable	$3.3
Other noncurrent liabilities	0.1
Total liabilities assumed	$3.4
Goodwill	324.6
Net consideration transferred (including working capital adjustments)	$1,284.4

(a)	Represents customer relationships having an average amortization period of 35 years.
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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

The excess of the purchase price for the CMG Acquisition over the fair values of the assets acquired and liabilities assumed has been reflected as goodwill, assigned to the Midstream & Marketing reportable segment, and results principally from anticipated future capital investment opportunities and value creation resulting from new natural gas processing assets in the Marcellus and Utica Shale production regions. The goodwill recognized from the CMG Acquisition is deductible for income tax purposes.
The impact of the CMG Acquisition on a pro forma basis as if the CMG Acquisition had occurred on October 1, 2018 was not material to the Company’s consolidated results for the three and six months ended March 31, 2019.

Note 6 — Inventories

Inventories comprise the following:

	March 31, 2020	September 30, 2019	March 31, 2019
Non-utility LPG and natural gas	$110.1	$150.2	$159.7
Gas Utility natural gas	3.3	26.6	3.4
Materials, supplies and other	66.3	53.1	58.9
Total inventories	$179.7	$229.9	$222.0

At March 31, 2020, UGI Utilities was party to three principal SCAAs with terms of up to three years. Pursuant to the SCAAs, UGI Utilities has, among other things, released certain natural gas storage and transportation contracts for the terms of the SCAAs. UGI Utilities also transferred certain associated natural gas storage inventories upon commencement of the SCAAs, will receive a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the terms of the SCAAs. The historical cost of natural gas storage inventories released under the SCAAs, which represents a portion of Gas Utility’s total natural gas storage inventories, and any exchange receivable (representing amounts of natural gas inventories used by the other parties to the agreement but not yet replenished for which UGI Utilities has the rights), are included in the caption “Gas Utility natural gas” in the table above. For all periods presented, UGI Utilities had SCAAs with Energy Services, the effects of which are eliminated in consolidation. At March 31, 2019, UGI Utilities had SCAAs with a non-affiliate, for which no gas storage inventories were released.

Note 7 — Goodwill and Intangible Assets

Goodwill and intangible assets comprise the following:

	March 31, 2020	September 30, 2019	March 31, 2019
Goodwill	$3,465.5	$3,456.4	$3,147.8
Intangible assets:
Customer relationships	$1,040.4	$1,038.4	$782.1
Trademarks and tradenames	11.8	16.2	16.5
Noncompete agreements and other	68.1	46.4	55.2
Accumulated amortization	(478.7)	(441.8)	(416.3)
Intangible assets, net (definite-lived)	641.6	659.2	437.5
Trademarks and tradenames (indefinite-lived)	46.2	49.4	50.8
Total intangible assets, net	$687.8	$708.6	$488.3

Amortization expense of intangible assets was $22.6 and $14.5 for the three months ended March 31, 2020 and 2019, respectively, and $39.4 and $29.1 for the six months ended March 31, 2020 and 2019, respectively. The estimated aggregate amortization expense of intangible assets for the remainder of Fiscal 2020 and for the next four fiscal years is as follows: remainder of Fiscal 2020 — $40.8; Fiscal 2021 — $67.2; Fiscal 2022 — $59.3; Fiscal 2023 — $56.9; Fiscal 2024 — $55.5.

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

	March 31, 2020	September 30, 2019	March 31, 2019
Regulatory assets:
Income taxes recoverable	$127.3	$115.2	$120.3
Underfunded pension and postretirement plans	171.8	178.6	83.6
Environmental costs	56.8	59.5	58.8
Removal costs, net	24.5	28.3	30.1
Other	10.5	14.0	6.5
Total regulatory assets	$390.9	$395.6	$299.3
Regulatory liabilities (a):
Postretirement benefit overcollections	$13.7	$14.5	$16.9
Deferred fuel and power refunds	11.3	6.1	17.7
State tax benefits — distribution system repairs	27.7	25.0	24.3
PAPUC Temporary Rates Order	15.4	31.3	25.1
Excess federal deferred income taxes	276.7	279.5	276.7
Other	1.1	2.4	18.8
Total regulatory liabilities	$345.9	$358.8	$379.5

(a)	Regulatory liabilities are included in “Other current liabilities” and “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets.

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

Gas Utility uses derivative instruments to reduce volatility in the cost of gas it purchases for retail core-market customers. Realized and unrealized gains or losses on natural gas derivative instruments are included in deferred fuel and power costs or refunds. Net unrealized (losses) gains on such contracts at March 31, 2020, September 30, 2019 and March 31, 2019 were $(0.5), $(2.2) and $1.0, respectively.

Other Regulatory Matters

Base Rate Filings. On January 28, 2020, Gas Utility filed a request with the PAPUC to increase its base operating revenues for residential, commercial and industrial customers by $74.6 annually. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service and to continue funding programs designed to promote and reward customers’ efforts to increase efficient use of natural gas. Gas Utility requested that the new gas rates become effective March 28, 2020. The PAPUC entered an Order dated February 27, 2020, suspending the effective date for the rate increase to allow for investigation and public hearings for up to nine months from the date of filing. Thereafter, in response to a COVID-19 related motion to extend the suspension period indefinitely filed by the BIE, the Company voluntarily extended the end of the suspension period an additional twenty-one days, to November 19, 2020. Unless a settlement is reached sooner, this review process is expected to last until that date. The Company cannot predict the timing or the ultimate outcome of the rate case review process.

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

On October 25, 2018, the PAPUC approved a final order providing for a $3.2 annual base distribution rate increase for Electric Utility, effective October 27, 2018. As part of the final PAPUC Order, Electric Utility provided customers with a one-time $0.2 billing credit associated with 2018 TCJA tax benefits. On November 26, 2018, the Pennsylvania Office of Consumer Advocate filed an appeal to the Pennsylvania Commonwealth Court challenging the PAPUC’s acceptance of UGI Utilities’ use of a fully projected future test year and handling of consolidated federal income tax benefits. On January 15, 2020, the Pennsylvania Commonwealth Court issued a decision affirming the PAPUC Order adopting UGI Utilities’ position on both issues. No party exercised their right to seek an appeal of the Commonwealth Court decision.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

ROU assets and lease liabilities recorded in the Condensed Consolidated Balance Sheet are as follows:

	March 31, 2020	Location on the Balance Sheet
ROU assets:
Operating lease ROU assets	$431.8	Other assets
Finance lease ROU assets	54.0	Property, plant and equipment
Total ROU assets	$485.8

Lease liabilities:
Operating lease liabilities - current	$86.5	Other current liabilities
Operating lease liabilities - noncurrent	351.8	Other noncurrent liabilities
Finance lease liabilities - current	6.2	Current maturities of long-term debt
Finance lease liabilities - noncurrent	41.4	Long-term debt
Total lease liabilities	$485.9

The components of lease cost are as follows:

	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
Operating lease cost	$28.1	$53.7
Finance lease cost:
Amortization of ROU assets	1.6	3.2
Interest on lease liabilities	0.7	1.2
Variable lease cost	1.4	2.8
Short-term lease cost	0.6	1.6
Total lease cost	$32.4	$62.5

The following table presents the cash and non-cash activity related to lease liabilities included in the Condensed Consolidated Statement of Cash Flows occurring during the period:

Six Months Ended March 31, 2020
Cash paid related to lease liabilities:
Operating cash flows from operating leases	$53.3
Operating cash flows from finance leases	$1.2
Financing cash flows from finance leases	$1.9

Non-cash lease liability activities:
ROU assets obtained in exchange for operating lease liabilities (including the impact upon adoption)	$475.6
ROU assets obtained in exchange for finance lease liabilities	$21.5

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

The following table presents the weighted-average remaining lease term and weighted-average discount rate as of March 31, 2020:

Weighted-average remaining lease term	In years
Operating leases	6.3
Finance leases	2.4

Weighted-average discount rate	%
Operating leases	3.9%
Finance leases	2.0%

Expected annual lease payments based on maturities of operating and finance leases, as well as a reconciliation to the lease liabilities on the Condensed Consolidated Balance Sheet, as of March 31, 2020, were as follows:

	Remainder of Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	After Fiscal 2024	Total Lease Payments	Imputed Interest	Lease Liabilities
Operating leases:	$50.8	$93.3	$77.8	$68.6	$59.1	$146.8	$496.4	$(58.1)	$438.3
Finance leases:	$3.1	$5.1	$4.0	$3.4	$3.1	$85.9	$104.6	$(57.0)	$47.6

Approximately 85% of the operating lease liabilities presented above relates to AmeriGas Propane.

At March 31, 2020, operating and finance leases that had not yet commenced were not material.

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

Lessor

We enter into lessor arrangements for the purposes of storing, gathering or distributing natural gas and propane. AmeriGas Propane and UGI International have lessor arrangements that grant customers the right to use small, medium and large storage tanks, which we classify as operating leases. These agreements contain renewal options for periods up to nine years and certain agreements at UGI International contain a purchase option. Energy Services leases certain natural gas gathering assets to customers, which we classify as operating leases. Lease income is generally recognized on a straight-line basis over the lease term and included in “Revenues” on the Condensed Consolidated Statements of Income (see Note 4).

Note 10 — Debt

Energy Services. On March 6, 2020, Energy Services entered into the Energy Services 2020 Credit Agreement, as borrower, with a group of lenders. The Energy Services 2020 Credit Agreement amends and restates the Energy Services Credit Agreement. The Energy Services 2020 Credit Agreement provides for borrowings up to $260, including a $50 sublimit for letters of credit. Energy Services may request an increase in the amount of loan commitments under the Energy Services 2020 Credit Agreement to a maximum aggregate amount of $325, subject to certain terms and conditions. Borrowings under the Energy Services 2020 Credit Agreement can be used to fund acquisitions and investments and for general corporate purposes. The Energy Services 2020 Credit Agreement is scheduled to expire in March 2025.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Borrowings under the Energy Services 2020 Credit Agreement bear interest at either (i) the Alternate Base Rate plus a margin or (ii) the Adjusted LIBOR plus a margin. The Alternate Base Rate, as defined, is the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, and (c) the Adjusted LIBOR for a one-month interest period plus 1% but in no event shall the Alternative Base Rate be less than 1%. The margins on borrowings ranges from 0.75% to 2.75% and are dependent upon Energy Services’ ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as defined. The initial margin on the Alternate Base Rate and Adjusted LIBOR on borrowings under the Energy Services 2020 Credit Agreement were 1.50% and 2.50%, respectively. The Energy Services 2020 Credit Agreement includes customary provisions with respect to the replacement of LIBOR.

The Energy Services 2020 Credit Agreement requires that Energy Services not exceed ratios of Consolidated Total Indebtedness to Consolidated EBITDA, as defined, of 4.00 to 1.00, and maintain a minimum ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined, of 3.50 to 1.00. The Energy Services 2020 Credit Agreement is guaranteed by certain subsidiaries of Energy Services and is collateralized by substantially all of the assets of Energy Services, subject to certain exceptions and carveouts including, but not limited to, accounts receivables and certain real property. The Energy Services 2020 Credit Agreement is subject to customary covenants and default provisions including restrictions on the incurrence of additional indebtedness and also restricts liens, guarantees, investments, loans and advances, payments, mergers, consolidations, asset transfers, transactions with affiliates, sales of assets, acquisitions and other transactions.

Subsequent Event

UGI Utilities. On April 16, 2020, UGI Utilities issued in a private placement $150 of UGI Utilities 3.12% Senior Notes due April 16, 2050 pursuant to a Note Purchase Agreement dated March 19, 2020, between UGI Utilities and certain note purchasers. The UGI Utilities 3.12% Senior Notes are unsecured and rank equally with UGI Utilities’ existing outstanding senior debt. The net proceeds from the issuance of the UGI Utilities 3.12% Senior Notes were used to reduce short-term borrowings and for general corporate purposes. The UGI Utilities 3.12% Senior Notes include the usual and customary covenants for similar type notes including, among others, maintenance of existence, payment of taxes when due, compliance with laws and maintenance of insurance. The UGI Utilities 3.12% Senior Notes require UGI Utilities not to exceed a ratio of Consolidated Debt to Consolidated Total Capital, as defined, of 0.65 to 1.00.

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
Prior to the Utility Merger, each of UGI Utilities and its subsidiaries, CPG and PNG, were subject to COAs with the PADEP to address the remediation of specified former MGP sites in Pennsylvania. In accordance with the COAs, as amended to recognize the Utility Merger, UGI Utilities, as the successor to CPG and PNG, is required to either obtain a certain number of points per calendar year based on defined eligible environmental investigatory and/or remedial activities at the MGPs and in the case of one COA, an additional obligation to plug specific natural gas wells, or make expenditures for such activities in an amount equal to an annual environmental cost cap (i.e. minimum expenditure threshold). The cost cap of the three COAs, in the aggregate, is $5.4. The three COAs are currently scheduled to terminate at the end of 2031, 2020 and 2020. UGI Utilities has initiated discussions with the PADEP to consolidate the three COAs into one agreement that, when finalized, would supersede the existing agreements as of the effective date and have a termination date of 2031. At March 31, 2020, September 30, 2019 and March 31, 2019, our aggregate estimated accrued liabilities for environmental investigation and remediation costs related to the COAs totaled $49.3, $50.4 and $50.8, respectively.

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

The NYDEC commenced implementation of the remediation plan in the spring of 2018. Based on our evaluation of the available information as of March 31, 2020, the Partnership has an undiscounted environmental remediation liability of $7.5 related to the site. Our share of the actual remediation costs could be significantly more or less than the accrued amount.

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

On October 2, 2019, the Partnership reached an agreement to resolve the claims of the direct purchaser class of plaintiffs, subject to court approval.

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

The service cost component of our pension and other postretirement plans, net of amounts capitalized, is reflected in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income. The non-service cost component, net of amounts capitalized by UGI Utilities as a regulatory asset, are reflected in “Other non-operating income, net” on the Condensed Consolidated Statements of Income. Net periodic pension cost and other postretirement benefit cost include the following components:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31,	2020	2019	2020	2019
Service cost	$2.8	$2.6	$—	$0.1
Interest cost	5.8	6.8	0.1	0.2
Expected return on assets	(9.4)	(9.1)	(0.2)	(0.2)
Curtailment gain	(1.1)	—	—	—
Amortization of:
Prior service benefit	—	—	(0.1)	(0.2)
Actuarial loss	3.8	2.0	0.1	—
Net cost (benefit)	1.9	2.3	(0.1)	(0.1)
Change in associated regulatory liabilities	—	—	(0.4)	(0.4)
Net cost (benefit) after change in regulatory liabilities	$1.9	$2.3	$(0.5)	$(0.5)

	Pension Benefits		Other Postretirement Benefits
Six Months Ended March 31,	2020	2019	2020	2019
Service cost	$5.6	$5.1	$0.1	$0.1
Interest cost	11.6	13.6	0.3	0.4
Expected return on assets	(18.8)	(18.1)	(0.4)	(0.4)
Curtailment gain	(1.1)	—	—	—
Amortization of:
Prior service cost (benefit)	0.1	0.1	(0.2)	(0.3)
Actuarial loss	7.5	3.9	0.1	—
Net cost (benefit)	4.9	4.6	(0.1)	(0.2)
Change in associated regulatory liabilities	—	—	(0.7)	(0.7)
Net cost (benefit) after change in regulatory liabilities	$4.9	$4.6	$(0.8)	$(0.9)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

The U.S. Pension Plan’s assets are held in trust and consist principally of publicly traded, diversified equity and fixed income mutual funds and, to a much lesser extent, UGI Common Stock. It is our general policy to fund amounts for U.S. Pension Plan benefits equal to at least the minimum required contribution set forth in applicable employee benefit laws. During the six months ended March 31, 2020 and 2019, the Company made cash contributions to the U.S. Pension Plan of $6.3 and $5.0, respectively. The Company expects to make additional cash contributions of approximately $6.0 to the U.S. Pension Plan during the remainder of Fiscal 2020.

UGI Utilities has established a VEBA trust to pay retiree health care and life insurance benefits by depositing into the VEBA the annual amount of postretirement benefits costs, if any, determined under GAAP. There were no required contributions to the VEBA during the six months ended March 31, 2020 and 2019.

We also sponsor unfunded and non-qualified supplemental executive defined benefit retirement plans. Net costs associated with these plans for the three and six months ended March 31, 2020 and 2019, were not material.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Note 13 — Fair Value Measurements

Recurring Fair Value Measurements

The following table presents, on a gross basis, our financial assets and liabilities, including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
March 31, 2020:
Derivative instruments:
Assets:
Commodity contracts	$36.4	$11.9	$—	$48.3
Foreign currency contracts	$—	$58.0	$—	$58.0
Liabilities:
Commodity contracts	$(92.2)	$(221.6)	$—	$(313.8)
Foreign currency contracts	$—	$(6.8)	$—	$(6.8)
Interest rate contracts	$—	$(54.1)	$—	$(54.1)
Non-qualified supplemental postretirement grantor trust investments (a)	$38.6	$—	$—	$38.6
September 30, 2019:
Derivative instruments:
Assets:
Commodity contracts	$32.0	$10.1	$—	$42.1
Foreign currency contracts	$—	$59.0	$—	$59.0
Liabilities:
Commodity contracts	$(62.3)	$(112.7)	$—	$(175.0)
Foreign currency contracts	$—	$(4.3)	$—	$(4.3)
Interest rate contracts	$—	$(12.3)	$—	$(12.3)
Non-qualified supplemental postretirement grantor trust investments (a)	$39.7	$—	$—	$39.7
March 31, 2019:
Derivative instruments:
Assets:
Commodity contracts	$33.3	$27.7	$—	$61.0
Foreign currency contracts	$—	$29.8	$—	$29.8
Liabilities:
Commodity contracts	$(17.0)	$(55.7)	$—	$(72.7)
Foreign currency contracts	$—	$(4.9)	$—	$(4.9)
Interest rate contracts	$—	$(5.7)	$—	$(5.7)
Non-qualified supplemental postretirement grantor trust investments (a)	$40.2	$—	$—	$40.2

(a)	Consists primarily of mutual fund investments held in grantor trusts associated with non-qualified supplemental retirement plans (see Note 12).

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

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar type debt (Level 2). The carrying amounts and estimated fair values of our long-term debt (including current maturities but excluding unamortized debt issuance costs) were as follows:

	March 31, 2020	September 30, 2019	March 31, 2019
Carrying amount	$5,878.6	$5,856.6	$4,341.2
Estimated fair value	$5,735.7	$6,189.3	$4,380.4

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
The remainder of our long-term debt is typically issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time, we enter into IRPAs. We account for IRPAs as cash flow hedges. There were no unsettled IRPAs during any of the periods presented. At March 31, 2020, the amount of pre-tax net losses associated with interest rate hedges (excluding pay-fixed, receive-variable interest rate swaps) expected to be reclassified into earnings during the next twelve months is $3.5.

Foreign Currency Exchange Rate Risk

Forward Foreign Currency Exchange Contracts

In order to reduce the volatility in net income associated with our foreign operations, principally as a result of changes in the U.S. dollar exchange rate to the euro and British pound sterling, we enter into forward foreign currency exchange contracts. We layer in these foreign currency exchange contracts over a multi-year period to eventually equal approximately 90% of anticipated UGI International local currency earnings before income taxes. Because these contracts are not designated as hedging instruments, realized and unrealized gains and losses on these contracts are recorded in “Other non-operating income, net,” on the Condensed Consolidated Statements of Income.

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

From time to time, we also enter into forward foreign currency exchange contracts to reduce the volatility of the U.S. dollar value of a portion of our UGI International euro-denominated net investments. We account for these foreign currency exchange contracts

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

as net investment hedges. We use the forward rate method for measuring ineffectiveness for these net investment hedges and all changes in the fair value of the forward foreign currency contracts are reported in the cumulative translation adjustment component in AOCI.

Certain euro-denominated long-term debt issued under the 2018 UGI International Credit Facilities Agreement and the UGI International 3.25% Senior Notes in October 2018 have been designated as net investment hedges of a portion of our UGI International euro-denominated net investment. We recognized pre-tax gains (losses) associated with these net investment hedges in the cumulative translation adjustment component in AOCI of $11.9 and $16.4 during the three months ended March 31, 2020 and 2019, respectively, and $(8.5) and $10.3 during the six months ended March 31, 2020 and 2019, respectively.

Quantitative Disclosures Related to Derivative Instruments

The following table summarizes by derivative type the gross notional amounts related to open derivative contracts at March 31, 2020, September 30, 2019 and March 31, 2019, and the final settlement date of the Company's open derivative transactions as of March 31, 2020, excluding those derivatives that qualified for the NPNS exception:

			Notional Amounts (in millions)
Type	Units	Settlements Extending Through	March 31, 2020	September 30, 2019	March 31, 2019
Commodity Price Risk:
Regulated Utility Operations
Gas Utility NYMEX natural gas futures and option contracts	Dekatherms	March 2021	11.3	23.3	11.6
Non-utility Operations
LPG swaps	Gallons	September 2022	816.4	800.4	369.2
Natural gas futures, forward and pipeline contracts	Dekatherms	December 2024	185.5	196.1	213.7
Natural gas basis swap contracts	Dekatherms	December 2024	155.4	131.1	84.0
NYMEX natural gas storage futures contracts	Dekatherms	March 2021	2.2	0.3	0.3
NYMEX natural gas option contracts	Dekatherms	N/A	—	2.4	—
NYMEX propane storage futures contracts	Gallons	April 2020	0.1	0.5	0.1
Electricity long forward and futures contracts	Kilowatt hours	January 2024	4,165.5	3,098.1	3,685.0
Electricity short forward and futures contracts	Kilowatt hours	April 2024	502.5	366.7	265.0
Interest Rate Risk:
Interest rate swaps	Euro	October 2022	€300.0	€300.0	€300.0
Interest rate swaps	USD	July 2024	$1,350.7	$1,357.3	$114.1
Foreign Currency Exchange Rate Risk:
Forward foreign currency exchange contracts	USD	September 2023	$460.1	$516.0	$299.1
Net investment hedge forward foreign exchange contracts	Euro	October 2024	€172.8	€172.8	€172.8

Derivative Instrument Credit Risk

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

We are exposed to risk of loss in the event of nonperformance by our derivative instrument counterparties. Our derivative instrument counterparties principally comprise large energy companies and major U.S. and international financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits or entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. Certain of these agreements call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. Additionally, our commodity exchange traded futures contracts generally require cash deposits in margin accounts. Restricted cash in brokerage accounts is reported in “Restricted cash” on the Condensed Consolidated Balance Sheets. Although we have concentrations of credit risk associated with derivative instruments, the maximum amount of loss we would incur if these counterparties failed to perform according to the terms of their contracts, based upon the gross fair values of the derivative instruments, was not material at March 31, 2020. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At March 31, 2020, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Fair Value of Derivative Instruments

The following table presents the Company’s derivative assets and liabilities by type, as well as the effects of offsetting:

	March 31, 2020	September 30, 2019	March 31, 2019
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	$27.2	$17.4	$7.1
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	1.4	1.4	1.3
Derivatives not designated as hedging instruments:
Commodity contracts	46.9	40.7	59.7
Foreign currency contracts	30.8	41.6	22.7
	77.7	82.3	82.4
Total derivative assets — gross	106.3	101.1	90.8
Gross amounts offset in the balance sheet	(25.7)	(29.0)	(35.8)
Total derivative assets — net	$80.6	$72.1	$55.0
Derivative liabilities:
Derivatives designated as hedging instruments:
Interest rate contracts	$(54.1)	$(12.3)	$(5.7)
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	(1.9)	(3.7)	(0.2)
Derivatives not designated as hedging instruments:
Commodity contracts	(311.9)	(171.3)	(72.5)
Foreign currency contracts	(6.8)	(4.3)	(4.9)
	(318.7)	(175.6)	(77.4)
Total derivative liabilities — gross	(374.7)	(191.6)	(83.3)
Gross amounts offset in the balance sheet	25.7	29.0	35.8
Cash collateral pledged	58.0	29.3	—
Total derivative liabilities — net	$(291.0)	$(133.3)	$(47.5)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Effects of Derivative Instruments

The following tables provide information on the effects of derivative instruments on the Condensed Consolidated Statements of Income and changes in AOCI for the three and six months ended March 31, 2020 and 2019:

Three Months Ended March 31,:
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income		Location of Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:	2020	2019	2020	2019
Foreign currency contracts	$—	$0.2	$—	$1.3	Cost of sales
Interest rate contracts	(49.7)	(2.4)	(0.8)	(1.3)	Interest expense
Total	$(49.7)	$(2.2)	$(0.8)	$—

Net Investment Hedges:
Foreign currency contracts	$13.3	$5.9

	Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2020	2019	Location of Gain (Loss) Recognized in Income
Commodity contracts	$(205.5)	$(26.2)	Cost of sales
Commodity contracts	5.6	4.6	Revenues
Commodity contracts	(0.4)	0.1	Operating and administrative expenses
Foreign currency contracts	11.7	7.8	Other non-operating income, net
Total	$(188.6)	$(13.7)

Six Months Ended March 31,:
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income		Location of Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:	2020	2019	2020	2019
Foreign currency contracts	$—	$1.2	$—	$2.1	Cost of sales
Cross-currency contracts	—	(0.1)	—	(0.3)	Interest expense/other operating income, net
Interest rate contracts	(41.9)	(5.2)	(1.8)	(2.8)	Interest expense
Total	$(41.9)	$(4.1)	$(1.8)	$(1.0)

Net Investment Hedges:
Foreign currency contracts	$9.8	$6.8

	Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2020	2019	Location of Gain (Loss) Recognized in Income
Commodity contracts	$(238.6)	$(185.9)	Cost of sales
Commodity contracts	8.1	1.8	Revenues
Commodity contracts	(0.3)	(0.3)	Operating and administrative expenses
Foreign currency contracts	0.4	16.7	Other non-operating income, net
Total	$(230.4)	$(167.7)

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

Note 15 — Accumulated Other Comprehensive Income (Loss)

The tables below present changes in AOCI, net of tax, during the three and six months ended March 31, 2020 and 2019:

Three Months Ended March 31, 2020	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — December 31, 2019	$(25.5)	$(19.1)	$(118.5)	$(163.1)
Other comprehensive loss before reclassification adjustments (after-tax)	—	(35.6)	(32.7)	(68.3)
Amounts reclassified from AOCI:
Reclassification adjustments (pre-tax)	1.5	0.8	—	2.3
Reclassification adjustments tax benefit	(0.4)	(0.2)	—	(0.6)
Reclassification adjustments (after-tax)	1.1	0.6	—	1.7
Other comprehensive income (loss) attributable to UGI	1.1	(35.0)	(32.7)	(66.6)
AOCI — March 31, 2020	$(24.4)	$(54.1)	$(151.2)	$(229.7)

Three Months Ended March 31, 2019	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — December 31, 2018	$(13.6)	$(20.6)	$(98.9)	$(133.1)
Other comprehensive loss before reclassification adjustments (after-tax)	—	(1.2)	(26.8)	(28.0)
Amounts reclassified from AOCI:
Reclassification adjustments (pre-tax)	0.4	—	—	0.4
Reclassification adjustments tax benefit	(0.1)	—	—	(0.1)
Reclassification adjustments (after-tax)	0.3	—	—	0.3
Other comprehensive income (loss) attributable to UGI	0.3	(1.2)	(26.8)	(27.7)
AOCI — March 31, 2019	$(13.3)	$(21.8)	$(125.7)	$(160.8)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Six Months Ended March 31, 2020	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2019	$(25.7)	$(25.4)	$(165.5)	$(216.6)
Other comprehensive (loss) income before reclassification adjustments (after-tax)	—	(30.0)	14.3	(15.7)
Amounts reclassified from AOCI:
Reclassification adjustments (pre-tax)	1.8	1.8	—	3.6
Reclassification adjustments tax benefit	(0.5)	(0.5)	—	(1.0)
Reclassification adjustments (after-tax)	1.3	1.3	—	2.6
Other comprehensive income (loss) attributable to UGI	1.3	(28.7)	14.3	(13.1)
AOCI — March 31, 2020	$(24.4)	$(54.1)	$(151.2)	$(229.7)

Six Months Ended March 31, 2019	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2018	$(11.0)	$(16.1)	$(83.3)	$(110.4)
Other comprehensive loss before reclassification adjustments (after-tax)	—	(2.7)	(42.4)	(45.1)
Amounts reclassified from AOCI:
Reclassification adjustments (pre-tax)	0.8	1.0	—	1.8
Reclassification adjustments tax benefit	(0.2)	(0.3)	—	(0.5)
Reclassification adjustments (after-tax)	0.6	0.7	—	1.3
Other comprehensive income (loss) attributable to UGI	0.6	(2.0)	(42.4)	(43.8)
Reclassification of stranded income tax effects related to TCJA	(2.9)	(3.7)	—	(6.6)
AOCI — March 31, 2019	$(13.3)	$(21.8)	$(125.7)	$(160.8)

For additional information on amounts reclassified from AOCI relating to derivative instruments, see Note 14.
Note 16 — Segment Information

Our operations comprise four reportable segments generally based upon products or services sold, geographic location and regulatory environment: (1) AmeriGas Propane; (2) UGI International; (3) Midstream & Marketing; and (4) UGI Utilities.

During the fourth quarter of Fiscal 2019, the measurement of segment profit used by our CODM was revised to exclude certain items that are now included in Corporate & Other (in addition to net gains and losses on commodity and certain foreign currency derivative instruments not associated with current-period transactions, which had previously been excluded). The revision to our segment profit measures aligns with the financial information used by our CODM in evaluating our reportable segments’ performance and allocating resources. Prior period amounts have been recast to reflect the change in segment measure of profit. Also during the fourth quarter of Fiscal 2019, principally as a result of the AmeriGas Merger and the CMG Acquisition and related transactions, our CODM began evaluating the performance of all of our reportable segments based upon earnings before interest expense and income taxes, excluding the items noted above.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Three Months Ended March 31, 2020	Total	Eliminations		AmeriGas Propane	UGI International		Midstream & Marketing		UGI Utilities	Corporate & Other (a)
Revenues from external customers	$2,228.9	$—		$802.0	$703.4		$344.8		$376.1	$2.6
Intersegment revenues	$—	$(94.5)	(b)	$—	$—		$77.4		$16.5	$0.6
Cost of sales	$1,248.2	$(93.4)	(b)	$325.6	$401.6		$298.3		$184.0	$132.1
Operating income (loss)	$361.9	$(0.3)		$206.0	$116.8	(c)	$71.3		$116.0	$(147.9)
Income from equity investees	8.0	—		—	0.1		7.9	(d)	—	—
Other non-operating income, net	11.7	—		—	9.3		—		—	2.4
Earnings (loss) before interest expense and income taxes	381.6	(0.3)		206.0	126.2		79.2		116.0	(145.5)
Interest expense	(82.4)	—		(41.2)	(7.7)		(11.4)		(13.5)	(8.6)
Income (loss) before income taxes	$299.2	$(0.3)		$164.8	$118.5		$67.8		$102.5	$(154.1)
Noncontrolling interests’ net income	$0.1	$—		$—	$0.1		$—		$—	$—
Depreciation and amortization	$120.2	$(0.2)		$44.9	$30.4		$19.0		$25.8	$0.3
Capital expenditures (including the effects of accruals)	$159.0	$—		$35.9	$21.6		$23.5		$78.0	$—

Three Months Ended March 31, 2019 (e)	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing		UGI Utilities	Corporate & Other (a)
Revenues from external customers	$2,606.1	$—		$971.6	$783.2	$443.6		$404.3	$3.4
Intersegment revenues	$—	$(124.8)	(b)	$—	$—	$98.8		$25.3	$0.7
Cost of sales	$1,426.9	$(123.6)	(b)	$435.2	$444.7	$449.3		$218.0	$3.3
Operating income (loss)	$538.8	$(0.4)		$247.3	$126.9	$51.3		$119.9	$(6.2)
Income from equity investees	1.6	—		—	0.1	1.5	(d)	—	—
Other non-operating income, net	7.9	—		—	3.1	—		0.4	4.4
Earnings (loss) before interest expense and income taxes	548.3	(0.4)		247.3	130.1	52.8		120.3	(1.8)
Interest expense	(61.0)	—		(42.2)	(6.1)	(0.5)		(12.2)	—
Income (loss) before income taxes	$487.3	$(0.4)		$205.1	$124.0	$52.3		$108.1	$(1.8)
Noncontrolling interests’ net income	$151.3	$—		$139.3	$0.2	$—		$—	$11.8
Depreciation and amortization	$108.9	$(0.1)		$44.3	$30.6	$11.5		$22.3	$0.3
Capital expenditures (including the effects of accruals)	$151.2	$—		$25.8	$22.1	$32.3		$70.8	$0.2

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Six Months Ended March 31, 2020	Total	Eliminations		AmeriGas Propane	UGI International		Midstream & Marketing		UGI Utilities	Corporate & Other (a)
Revenues from external customers	$4,235.5	$—		$1,532.4	$1,354.8		$653.1		$690.7	$4.5
Intersegment revenues	$—	$(174.2)	(b)	$—	$—		$141.6		$31.2	$1.4
Cost of sales	$2,256.2	$(172.5)	(b)	$614.8	$770.0		$562.5		$335.6	$145.8
Operating income (loss)	$739.1	$—		$371.3	$212.6	(c)	$126.4		$207.8	$(179.0)
Income from equity investees	14.5	—		—	0.1		14.4	(d)	—	—
Other non-operating income (expense), net	0.2	—		—	13.7		—		(0.2)	(13.3)
Earnings (loss) before interest expense and income taxes	753.8	—		371.3	226.4		140.8		207.6	(192.3)
Interest expense	(166.5)	—		(83.7)	(15.3)		(22.9)		(27.1)	(17.5)
Income (loss) before income taxes	$587.3	$—		$287.6	$211.1		$117.9		$180.5	$(209.8)
Noncontrolling interests’ net income	$0.1	$—		$—	$0.1		$—		$—	$—
Depreciation and amortization	$239.6	$(0.2)		$88.8	$61.6		$37.4		$51.5	$0.5
Capital expenditures (including the effects of accruals)	$310.8	$—		$74.4	$41.9		$46.0		$148.5	$—
As of March 31, 2020
Total assets	$14,135.5	$(370.3)		$4,508.5	$3,226.6		$2,823.9		$3,730.2	$216.6
Short-term borrowings	$653.5	$—		$201.0	$185.5		$43.0		$224.0	$—
Goodwill	$3,465.5	$—		$2,003.0	$938.2		$342.2		$182.1	$—

Six Months Ended March 31, 2019 (e)	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing		UGI Utilities	Corporate & Other (a)
Revenues from external customers	$4,806.3	$—		$1,791.8	$1,493.9	$816.1		$703.4	$1.1
Intersegment revenues	$—	$(236.4)	(b)	$—	$—	$185.7		$48.9	$1.8
Cost of sales	$2,851.9	$(234.4)	(b)	$813.7	$893.3	$826.8		$377.5	$175.0
Operating income (loss)	$706.5	$—		$413.9	$185.2	$92.4		$196.9	$(181.9)
Income from equity investees	3.1	—		—	0.1	3.0	(d)	—	—
Loss on extinguishments of debt	(6.1)	—		—	—	—		—	(6.1)
Other non-operating income, net	16.9	—		—	3.8	—		0.8	12.3
Earnings (loss) before interest expense and income taxes	720.4	—		413.9	189.1	95.4		197.7	(175.7)
Interest expense	(121.2)	—		(84.6)	(11.5)	(1.0)		(23.9)	(0.2)
Income (loss) before income taxes	$599.2	$—		$329.3	$177.6	$94.4		$173.8	$(175.9)
Noncontrolling interests’ net income (loss)	$175.6	$—		$220.8	$0.3	$—		$—	$(45.5)
Depreciation and amortization	$220.1	$(0.1)		$90.0	$62.0	$23.0		$44.8	$0.4
Capital expenditures (including the effects of accruals)	$313.0	$—		$56.8	$49.9	$57.4		$148.1	$0.8
As of March 31, 2019
Total assets	$12,350.9	$(121.5)		$3,978.1	$3,229.6	$1,500.9		$3,438.4	$325.4
Short-term borrowings	$341.0	$—		$236.0	$—	$—		$105.0	$—
Goodwill	$3,147.8	$—		$2,003.1	$944.8	$17.8		$182.1	$—

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

(a)
Corporate & Other includes specific items attributable to our reportable segments that are not included in the segment profit measures used by our CODM in assessing our reportable segments’ performance or allocating resources. The following table presents such pre-tax gains (losses) which have been included in Corporate & Other, and the reportable segments to which they relate, for the three and six months ended March 31, 2020 and 2019:

Three Months Ended March 31, 2020	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
Net (losses) gains on commodity derivative instruments not associated with current-period transactions	Revenues / Cost of sales	$(21.1)	$(118.1)	$9.5
Unrealized gains on foreign currency derivative instruments	Other non-operating income, net	$—	$2.4	$—
Acquisition and integration expenses associated with the CMG Acquisition	Operating and administrative expenses	$—	$—	$(1.0)
LPG business transformation expenses	Operating and administrative expenses	$(12.8)	$(6.7)	$—

Three Months Ended March 31, 2019	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Revenues / Cost of sales	$17.1	$(28.6)	$11.6
Unrealized gains on foreign currency derivative instruments	Other non-operating income, net	$—	$4.6	$—
AmeriGas Merger expenses	Operating and other administrative expenses	$(0.9)	$—	$—

Six Months Ended March 31, 2020	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
Net (losses) gains on commodity derivative instruments not associated with current-period transactions	Revenues / Cost of sales	$(11.7)	$(131.6)	$2.0
Unrealized losses on foreign currency derivative instruments	Other non-operating income, net	$—	$(13.3)	$—
Acquisition and integration expenses associated with the CMG Acquisition	Operating and administrative expenses	$—	$—	$(1.7)
LPG business transformation expenses	Operating and administrative expenses	$(24.0)	$(12.2)	$—

Six Months Ended March 31, 2019	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
Net (losses) gains on commodity derivative instruments not associated with current-period transactions	Revenues / Cost of sales	$(61.4)	$(125.9)	$13.4
Unrealized gains on foreign currency derivative instruments	Other non-operating income, net	$—	$12.7	$—
Loss on extinguishments of debt	Loss on extinguishments of debt	$—	$(6.1)	$—
AmeriGas Merger expenses	Operating and other administrative expenses	$(0.9)	$—	$—

(b)	Represents the elimination of intersegment transactions principally among Midstream & Marketing, UGI Utilities and AmeriGas Propane.

(c)
Beginning October 1, 2019, UGI International is allocated a portion of indirect corporate expenses. Prior to October 1, 2019, these expenses were billed to its parent company, which is included in Corporate & Other.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

(d)	Includes AFUDC associated with PennEast. The three and six months ended March 31, 2020 also includes equity income from Pennant (see Note 5).

(e)
Segment information recast to reflect the changes adopted during the fourth quarter of Fiscal 2019 in the segment measure of profit used by our CODM to evaluate the performance of our reportable segments.

Note 17 — Global LPG Business Transformation Initiatives
During the fourth quarter of Fiscal 2019, we began executing on multi-year business transformation initiatives at our AmeriGas Propane and UGI International business segments. These initiatives are designed to improve long-term operational performance by, among other things, reducing costs and improving efficiency in the areas of sales and marketing, supply and logistics, operations, purchasing, and administration. In addition, these business transformation initiatives focus on enhancing the customer experience through, among other things, enhanced customer relationship management and an improved digital customer experience. In connection with these initiatives, during the three and six months ended March 31, 2020, we recognized $19.5 and $36.2, respectively, of expenses principally comprising consulting, advisory, marketing and employee-related costs. These expenses are reflected in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income.

Note 18 — Impact of Global Pandemic

In March 2020, the WHO declared a global pandemic attributable to the outbreak and continued spread of COVID-19 that has had a significant impact throughout the global economy. In connection with the mitigation and containment procedures recommended by the WHO and imposed by federal, state, and local governmental authorities, including shelter-in-place orders, quarantines and similar restrictions, the Company implemented a variety of procedures to protect its employees, third-party business partners, and customers worldwide. The Company continues to provide essential products and services to its global customers in a safe and reliable manner, and will continue to do so in compliance with mandated restrictions presented by each of the markets it serves. However, the Company continues to evaluate and react to the potential effects of a prolonged disruption and the related impacts on its results of operations. These items may include, but are not limited to: the financial condition of its customers; decreased availability and demand for its products and services; realization of accounts receivable; impairment considerations related to certain current assets, long-lived assets and goodwill; and delays related to current and future projects. While its operational and financial performance may be significantly impacted by COVID-19, the Company cannot predict the duration or magnitude of the outbreak and the effects on its business, financial position, results of operations, liquidity or cash flows at this time.
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. Among other things, the CARES Act includes provisions which modify the NOL limitation and carryback rules including a five-year carryback for NOLs arising in taxable years beginning in 2018, 2019, and 2020, and the temporary removal of the 80 percent limitation on NOL utilization for taxable years beginning before January 1, 2021. The Company’s annual effective income tax rate for Fiscal 2020 reflects anticipated tax benefits resulting from the carryback of an NOL for Fiscal 2020 pursuant to the provisions of the CARES Act.
The Company has not yet filed its income tax returns for Fiscal 2019 or 2020, and continues to evaluate other tax positions or strategies that could affect current-year or prior-year taxable income or loss.  Accordingly, the impacts from the CARES Act on the Company’s income tax provisions and taxes payable or refundable are subject to change.

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors that could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) weather conditions resulting in reduced demand and the seasonal nature of our business; (2) cost volatility and availability of propane and other LPG, electricity, and natural gas and the capacity to transport product to our customers; (3) changes in domestic and foreign laws and regulations, including safety, tax, consumer protection, data privacy, accounting matters, and environmental, including regulatory responses to climate change; (4) inability to timely recover costs through utility rate proceedings; (5) the impact of pending and future legal proceedings; (6) competitive pressures from the same and alternative energy sources; (7) failure to acquire new customers or retain current customers thereby reducing or limiting any increase in revenues; (8) liability for environmental claims; (9) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (10) adverse labor relations; (11) customer, counterparty, supplier, or vendor defaults; (12) liability for uninsured claims and for claims in excess of insurance coverage, including those for personal injury and property damage arising from explosions, terrorism, natural disasters, pandemics and other catastrophic events that may result from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas and LPG; (13) transmission or distribution system service interruptions; (14) political, regulatory and economic conditions in the United States, Europe and other foreign countries, including the current conflicts in the Middle East and the withdrawal of the United Kingdom from the European Union, and foreign currency exchange rate fluctuations, particularly the euro; (15) capital market conditions, including reduced access to capital markets and interest rate fluctuations; (16) changes in commodity market prices resulting in significantly higher cash collateral requirements; (17) reduced distributions from subsidiaries impacting the ability to pay dividends; (18) changes in Marcellus and Utica Shale gas production; (19) the availability, timing and success of our acquisitions, commercial initiatives and investments to grow our businesses; (20) our ability to successfully integrate acquired businesses and achieve anticipated synergies; (21) the interruption, disruption, failure or malfunction of our information technology systems, including due to cyber attack; (22) the inability to complete pending or future energy infrastructure projects; (23) our ability to achieve the operational benefits and cost efficiencies expected from the completion of pending and future transformation initiatives at our business units; and (24) uncertainties related to a global pandemic, including the duration and/or impact of the COVID-19 pandemic.

These factors, and those factors set forth in Item 1A. Risk Factors in this report and in the Company’s 2019 Annual Report, are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events except as required by the federal securities laws.

ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Company’s results of operations for the 2020 three-month period with the 2019 three-month period and the 2020 six-month period with the 2019 six-month period. Our analyses of results of operations should be read in conjunction with the segment information included in Note 16 to Condensed Consolidated Financial Statements.

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

UGI CORPORATION AND SUBSIDIARIES

Recent Developments

In March 2020, the WHO declared a global pandemic attributable to the outbreak and continued spread of COVID-19 that has had a significant impact throughout the global economy. In connection with the mitigation and containment procedures recommended by the WHO and imposed by federal, state, and local governmental authorities, including shelter-in-place orders, quarantines and similar restrictions, we implemented a variety of procedures to protect our employees, third-party business partners, and customers worldwide. Although our results for Fiscal 2020 began to reflect the impacts of COVID-19, we continue to provide essential products and services to our global customers in a safe and reliable manner and will continue to do so in compliance with mandated restrictions presented by each of the markets we serve. However, we continue to evaluate and react to the potential effects of a prolonged disruption and the related impacts on our results of operations. These items may include, but are not limited to: the financial condition of our customers; decreased availability and demand for our products and services; realization of accounts receivable; impairment considerations related to certain current assets, long-lived assets and goodwill; and delays related to current and future projects. We also remain focused on managing our financial condition and liquidity throughout this global crisis.
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. Among other things, the CARES Act includes provisions which modify the NOL limitation and carryback rules including a five-year carryback for NOLs arising in taxable years beginning in 2018, 2019, and 2020, and the temporary removal of the 80 percent limitation on NOL utilization for taxable years beginning before January 1, 2021. For additional information related to the CARES Act and its impact on our results of operations, see “Interest Expense and Income Taxes” below.
While our operational and financial performance may be significantly impacted by COVID-19, we cannot predict the duration or magnitude of the pandemic and its effects on our business, financial position, results of operations, liquidity or cash flows at this time.
Impact of Strategic Initiatives

Our Fiscal 2020 results reflect the impacts of two strategic transactions completed in late Fiscal 2019. The larger of these transactions was the purchase of all of the public’s ownership interest in AmeriGas Partners for 34.6 million shares of UGI Common Stock and $529 million in cash, resulting in UGI owning 100% of the Partnership effective August 21, 2019. The second significant strategic transaction was the acquisition of CMG from TC Energy on August 1, 2019, resulting in a substantial increase in our natural gas gathering assets as well as the acquisition of important gas processing assets in the Marcellus and Utica Shale formations. We anticipate executing on a number of future system expansion projects associated with the CMG assets. We refer to CMG and its equity interest in Pennant as “UGI Appalachia.”

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

UGI CORPORATION AND SUBSIDIARIES

Non-GAAP Financial Measures
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
The following tables reconcile net income attributable to UGI Corporation, the most directly comparable GAAP measure, to adjusted net income attributable to UGI Corporation, and reconcile diluted earnings per share, the most comparable GAAP measure, to adjusted diluted earnings per share, to reflect the adjustments referred to above:

UGI CORPORATION AND SUBSIDIARIES

Adjusted net income attributable to UGI Corporation	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in millions)	2020	2019	2020	2019
AmeriGas Propane	$121.5	$47.7	$212.6	$78.3
UGI International	75.6	89.7	148.3	126.4
Midstream & Marketing	50.0	38.1	86.0	69.1
UGI Utilities	82.4	82.8	143.2	132.7
Corporate & Other (a)	(104.0)	(12.9)	(152.6)	(96.9)
Net income attributable to UGI Corporation	225.5	245.4	437.5	309.6
Net losses on commodity derivative instruments not associated with current-period transactions (net of tax of $(40.2), $(0.9), $(41.6) and $(36.4), respectively)	89.5	11.5	99.7	92.7
Unrealized (gains) losses on foreign currency derivative instruments (net of tax of $0.6, $1.4, $(3.8) and $3.7, respectively)	(1.8)	(3.2)	9.5	(9.0)
Loss on extinguishments of debt (net of tax of $0, $0, $0 and $(1.9), respectively)	—	—	—	4.2
AmeriGas Merger expenses (net of tax of $0, $(0.1), $0 and $(0.1), respectively)	—	0.2	—	0.2
Acquisition and integration expenses associated with the CMG Acquisition (net of tax of $(0.3), $0, $(0.5) and $0, respectively)	0.7	—	1.2	—
LPG business transformation expenses (net of tax of $(5.8), $0, $(10.3) and $0, respectively)	13.7	—	25.9	—
Total adjustments (a) (b)	102.1	8.5	136.3	88.1
Adjusted net income attributable to UGI Corporation	$327.6	$253.9	$573.8	$397.7

	Three Months Ended March 31,		Six Months Ended March 31,
Adjusted diluted earnings per share	2020	2019	2020	2019
AmeriGas Propane	$0.58	$0.27	$1.01	$0.44
UGI International	0.36	0.51	0.70	0.71
Midstream & Marketing	0.24	0.21	0.41	0.39
UGI Utilities	0.39	0.47	0.68	0.75
Corporate & Other (a)	(0.50)	(0.08)	(0.72)	(0.55)
Earnings per share - diluted (c)	1.07	1.38	2.08	1.74
Net losses on commodity derivative instruments not associated with current-period transactions (d)	0.43	0.07	0.47	0.53
Unrealized (gains) losses on foreign currency derivative instruments	(0.01)	(0.02)	0.05	(0.05)
Loss on extinguishments of debt	—	—	—	0.02
AmeriGas Merger expenses	—	—	—	—
Acquisition and integration expenses associated with the CMG Acquisition	—	—	0.01	—
LPG business transformation expenses	0.07	—	0.12	—
Total adjustments (a) (c)	0.49	0.05	0.65	0.50
Adjusted earnings per share - diluted (c)	$1.56	$1.43	$2.73	$2.24

(a)
Corporate & Other includes certain adjustments made to our reporting segments in arriving at net income attributable to UGI Corporation, including the impact of the anticipated tax benefits resulting from the carryback of an NOL for Fiscal 2020 pursuant to the provisions of the CARES Act.  These adjustments have been excluded from the segment results to align with the measure used by our CODM in assessing segment performance and allocating resources.  See “Interest Expense and

UGI CORPORATION AND SUBSIDIARIES

Income Taxes” below and Note 16 to Condensed Consolidated Financial Statements for additional information related to these adjustments, as well as other items included within Corporate & Other.

(b)	Income taxes associated with pre-tax adjustments determined using statutory business unit tax rates.

(c)	Earnings per share for the 2020 three- and six-month periods reflect 34.6 million incremental shares of UGI Common Stock issued in conjunction with the AmeriGas Merger.

(d)	Includes the effects of rounding.

EXECUTIVE OVERVIEW

Three months ended March 31, 2020 and 2019

Discussion. Net income attributable to UGI Corporation in accordance with GAAP for the 2020 three-month period was $225.5 million (equal to $1.07 per diluted share) compared to net income attributable to UGI Corporation for the 2019 three-month period of $245.4 million (equal to $1.38 per diluted share). The lower GAAP net income in the 2020 three-month period reflects higher net losses from changes in unrealized gains and losses on commodity derivative instruments and certain foreign currency derivative instruments and the effects of LPG business transformation and CMG Acquisition expenses. Fiscal 2020 results reflect the full ownership of AmeriGas Partners as a result of the AmeriGas Merger completed in August 2019. Earnings per share in the 2020 three-month period reflects the impact of 34.6 million shares of UGI Common Stock issued as a result of the AmeriGas Merger.
Adjusted net income attributable to UGI Corporation for the 2020 three-month period was $327.6 million (equal to $1.56 per diluted share) compared to adjusted net income attributable to UGI Corporation for the 2019 three-month period of $253.9 million (equal to $1.43 per diluted share). The increase in adjusted net income attributable to UGI Corporation during the 2020 three-month period principally reflects the full ownership of AmeriGas Partners, incremental income related to UGI Appalachia, and a lower effective income tax rate compared to the prior-year period. The lower effective income tax rate includes a current-year NOL benefit resulting from the CARES Act partially offset by higher taxes on foreign source income related to lower anticipated utilization of foreign tax attributes.
Our results for the three months ended March 31, 2020, reflect average temperatures that were significantly warmer than normal and the prior-year period at each of our reportable segments.
The significant increase in adjusted net income attributable to UGI from AmeriGas Propane in the 2020 three-month period reflects the inclusion of 100% of AmeriGas Propane’s results in the current year and lower operating and administrative expenses. These positive factors were partially offset by lower total margin.
UGI International adjusted net income was $14.1 million lower in the 2020 three-month period reflecting a decrease in total margin and higher income taxes, partially offset by lower operating and administrative expenses. Although UGI International 2020 three-month period adjusted net income was impacted by a weaker euro compared to the prior-year period, adjusted net income benefited from higher realized gains on foreign currency exchange contracts.
Midstream & Marketing adjusted net income in the 2020 three-month period was $11.9 million higher than the prior-year period. This increase principally reflects incremental net income from UGI Appalachia, which includes the effects of increased interest expense related to debt issued to finance a portion of its acquisition.
UGI Utilities 2020 three-month period adjusted net income was comparable to the prior-year period. The increase in depreciation expense and lower total margin reflected in the 2020 three-month period was largely offset by decreases in income taxes and operating and administrative expenses.
Six months ended March 31, 2020 and 2019

Discussion. Net income attributable to UGI Corporation in accordance with GAAP for the 2020 six-month period was $437.5 million (equal to $2.08 per diluted share) compared to net income attributable to UGI Corporation for the 2019 six-month period of $309.6 million (equal to $1.74 per diluted share). GAAP net income in the 2020 six-month period reflects higher net losses on commodity and certain foreign currency derivative instruments and the effects of LPG business transformation and CMG acquisition expenses while the prior-year period includes a loss on extinguishments of debt. Fiscal 2020 results reflect the full ownership of AmeriGas Partners as a result of the AmeriGas Merger completed in August 2019. Earnings per share in the 2020 six-month period reflects the impact of 34.6 million shares of UGI Common Stock issued as a result of the AmeriGas Merger.

Adjusted net income attributable to UGI Corporation for the 2020 six-month period was $573.8 million (equal to $2.73 per diluted share) compared to adjusted net income attributable to UGI Corporation for the 2019 six-month period of $397.7 million (equal to $2.24 per diluted share). The increase in adjusted net income attributable to UGI Corporation during the 2020 six-month period

UGI CORPORATION AND SUBSIDIARIES

reflects higher earnings contributions from each of our business segments including the effects of the previously mentioned AmeriGas Merger and incremental earnings from UGI Appalachia. These positive factors were partially offset by increased interest expense from debt issued in conjunction with the AmeriGas Merger and the CMG Acquisition. Operating results in the 2020 six-month period were negatively affected by heating-season weather that was significantly warmer than last year at each of our business segments.
The significant increase in adjusted net income attributable to UGI from AmeriGas Propane in the 2020 six-month period reflects the inclusion of 100% of AmeriGas Propane’s results in the current-year period and lower operating and administrative expenses. These positive factors were partially offset by lower total margin.
UGI International adjusted net income was $21.9 million higher in the 2020 six-month period reflecting lower operating and administrative expenses and an increase in total margin notwithstanding the lower LPG retail volumes sold. Although UGI International 2020 six-month period adjusted net income was impacted by a weaker euro compared to the prior-year period, adjusted net income benefited from higher realized gains on foreign currency exchange contracts.
Midstream & Marketing adjusted net income in the 2020 six-month period was $16.9 million higher than the prior-year period. This increase principally reflects incremental net income from UGI Appalachia, which includes the effects of increased interest expense related to debt issued to finance a portion of its acquisition.
UGI Utilities 2020 six-month period adjusted net income increased $10.5 million compared to the prior-year period principally attributable to an increase in total margin, reflecting incremental margin from an increase in Gas Utility base rates effective October 11, 2019, and lower operating and administrative expenses. The increase in total margin resulting from the increase in Gas Utility base rates was partially offset by the effects of significantly warmer weather on core market volumes, and higher depreciation and interest expense during the current-year period.

SEGMENT RESULTS OF OPERATIONS

2020 Three-Month Period Compared to the 2019 Three-Month Period
AmeriGas Propane

For the three months ended March 31,	2020	2019	Decrease
(Dollars in millions)
Revenues	$802.0	$971.6	$(169.6)	(17.5)%
Total margin (a)	$476.4	$536.4	$(60.0)	(11.2)%
Operating and administrative expenses	$230.2	$250.2	$(20.0)	(8.0)%
Operating income/earnings before interest expense and income taxes	$206.0	$247.3	$(41.3)	(16.7)%
Retail gallons sold (millions)	340.0	383.6	(43.6)	(11.4)%
Heating degree days—% (warmer) colder than normal (b)	(9.1)%	4.4%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)
Deviation from average heating degree days for the 15-year period 2002-2016 based upon national weather statistics provided by NOAA for 344 Geo Regions in the United States, excluding Alaska and Hawaii.

Average temperatures during the 2020 three-month period were 9.1% warmer than normal and 12.9% warmer than the prior-year period. Total retail gallons sold during the 2020 three-month period were 11.4% lower than the prior-year period reflecting the effects of the significantly warmer weather on heating-related sales, structural conservation and other residential volume loss.

Retail propane revenues decreased $162.5 million during the 2020 three-month period reflecting the effects of the lower retail volumes sold ($99.4 million) and lower average retail selling prices ($63.1 million) compared to the prior-year period. Wholesale propane revenues decreased $6.5 million attributable to lower average wholesale selling prices. Average daily wholesale propane commodity prices during the 2020 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 44% lower than such prices during the 2019 three-month period. Total cost of sales decreased $109.6 million during the 2020 three-month period principally reflecting the effects of the lower average propane product costs ($66.4 million) and lower retail propane volumes sold ($44.6 million).

AmeriGas Propane total margin decreased $60.0 million in the 2020 three-month period primarily attributable to the decrease in retail volumes sold ($54.8 million) and slightly lower average retail unit margins ($4.1 million).

UGI CORPORATION AND SUBSIDIARIES

Operating income and earnings before interest expense and income taxes each decreased $41.3 million in the 2020 three-month period reflecting the previously mentioned lower total margin partially offset by decreased operating and administrative expenses ($20.0 million). The decrease in operating and administrative expenses in the 2020 three-month period reflects, among other things, lower compensation and benefits costs ($12.1 million), decreased vehicle and equipment operating and maintenance expenses ($5.1 million), and lower business travel expenses ($1.2 million). The improvements in operating and administrative expenses are largely attributable to the warmer weather and efforts related to the previously mentioned LPG transformation initiatives.

UGI International

For the three months ended March 31,	2020	2019	Decrease
(Dollars in millions)
Revenues	$703.4	$783.2	$(79.8)	(10.2)%
Total margin (a)	$301.8	$322.3	$(20.5)	(6.4)%
Operating and administrative expenses	$154.9	$165.1	$(10.2)	(6.2)%
Operating income	$116.8	$126.9	$(10.1)	(8.0)%
Earnings before interest expense and income taxes	$126.2	$130.1	$(3.9)	(3.0)%
LPG retail gallons sold (millions)	230.4	258.7	(28.3)	(10.9)%
Heating degree days—% (warmer) than normal (b)	(12.9)%	(7.5)%	—	—

(a)
Total margin represents revenues less cost of sales and, in the 2019 three-month period, French energy certificate costs of $16.2 million. For financial statement purposes, French energy certificate costs in the 2019 three-month period are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating and administrative expenses presented above). In the 2020 three-month period, French energy certificate costs are included in cost of sales on the Condensed Consolidated Statements of Income.

(b)	Deviation from average heating degree days for the 15-year period 2002-2016 at locations in our UGI International service territories.

Average temperatures during the 2020 three-month period were 12.9% warmer than normal and 5.8% warmer than the prior-year period. Total LPG retail gallons sold during the 2020 three-month period were 10.9% lower principally reflecting the effects of the warmer weather on heating-related bulk sales and cylinder volumes, and the termination of a low-margin autogas contract in Italy. During the 2020 three-month period, average wholesale prices for propane and butane in northwest Europe were approximately 21% and 3% lower, respectively, compared with the prior-year period.

UGI International base-currency results are translated into U.S. dollars based upon exchange rates experienced during the reporting periods. Differences in these translation rates affect the comparison of line item amounts presented in the table above. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During the 2020 and 2019 three-month periods, the average unweighted euro-to-dollar translation rates were approximately $1.10 and $1.14, respectively, and the average unweighted British pound sterling-to-dollar translation rates were approximately $1.28 and $1.30, respectively.

UGI International revenues and cost of sales decreased by $79.8 million and $59.3 million, respectively, during the 2020 three-month period compared to the prior year. These decreases to both revenues and cost of sales principally reflect the effects of the lower total retail and wholesale volumes, lower average LPG selling prices and product costs, and the translation effects of the weaker euro (approximately $22 million and $13 million, respectively). Energy marketing activities also contributed to the decreased revenues and cost of sales during the current year-period.

UGI International total margin decreased $20.5 million during the three months ended March 31, 2020. This decrease reflects the previously mentioned decrease in total retail volumes and the translation effects of the weaker euro (approximately $9 million) compared to the prior-year period. The effects of these factors were partially offset by higher average LPG unit margins including margin management efforts and, to a much lesser extent, higher margins from energy marketing.

UGI International operating income and earnings before interest expense and income taxes decreased $10.1 million and $3.9 million, respectively, during the 2020 three-month period. The decrease in operating income largely reflects the decrease in total margin partially offset by lower operating and administrative expenses ($10.2 million) compared to the prior-year period. The decrease in operating and administrative expenses is largely attributable to the translation effects of the weaker euro (approximately

UGI CORPORATION AND SUBSIDIARIES

$5 million), decreased distribution costs attributable to the reduced LPG volumes, and lower outside services costs. The decrease in UGI International earnings before interest expense and income taxes in the 2020 three-month period reflects the lower operating income partially offset by higher pre-tax realized gains on foreign currency exchange contracts entered into in order to reduce volatility in UGI International net income resulting from the translation effects of changes in foreign currency exchange rates ($6.0 million).

Midstream & Marketing

For the three months ended March 31,	2020	2019	Increase (Decrease)
(Dollars in millions)
Revenues	$422.2	$542.4	$(120.2)	(22.2)%
Total margin (a)	$123.9	$93.1	$30.8	33.1%
Operating and administrative expenses	$33.8	$31.5	$2.3	7.3%
Operating income	$71.3	$51.3	$20.0	39.0%
Earnings before interest expense and income taxes	$79.2	$52.8	$26.4	50.0%

(a)	Total margin represents revenues less cost of sales.

Average temperatures across Midstream & Marketing’s energy marketing territory during the three months ended March 31, 2020 were 19.2% warmer than normal and 18.6% warmer than the prior-year period.

Midstream & Marketing’s 2020 three-month period revenues were $120.2 million lower than the prior-year period principally reflecting decreased natural gas revenues ($138.8 million) and, to a much lesser extent, lower electric generation ($3.5 million) and peaking ($2.8 million) revenues. The significant decrease in natural gas revenues is primarily attributable to lower average natural gas prices during the 2020 three-month period and, to a much lesser extent, lower natural gas volumes. The effect of these factors was partially offset by higher natural gas gathering revenues ($25.6 million) largely attributable to incremental revenues from UGI Appalachia, and higher capacity revenues ($3.5 million). Midstream & Marketing cost of sales were $298.3 million in the 2020 three-month period compared to $449.3 million in the prior-year period. The $151.0 million decrease in cost of sales principally reflects decreased natural gas costs ($137.5 million) largely attributable to lower average natural gas commodity prices and, to a much lesser extent, lower peaking costs ($7.3 million).

Midstream & Marketing total margin increased $30.8 million in the 2020 three-month period principally reflecting higher natural gas gathering total margin ($25.7 million) largely attributable to incremental margin from UGI Appalachia. Higher peaking margin ($4.5 million) and a refund received in connection with pipeline contract rates ($3.0 million) also contributed to the improvement in total margin. The effect of these increases was partially offset by lower electric generation margin ($1.6 million) largely attributable to lower margin from the Hunlock generating facility driven by decreased volumes.

Midstream & Marketing operating income and earnings before interest expense and income taxes increased $20.0 million and $26.4 million, respectively, during the 2020 three-month period. The increase in operating income principally reflects the previously mentioned increase in total margin partially offset by higher depreciation and amortization expense ($7.5 million) and increased operating and administrative expenses ($2.3 million). The higher depreciation and amortization expense and operating and administrative expenses are largely attributable to UGI Appalachia. The increase in earnings before interest expense and income taxes includes the previously mentioned increase in operating income ($20.0 million) and equity income from Pennant, a natural gas gathering and processing equity interest that was acquired as part of UGI Appalachia.

UGI CORPORATION AND SUBSIDIARIES

UGI Utilities

For the three months ended March 31,	2020	2019	Increase (Decrease)
(Dollars in millions)
Revenues	$392.6	$429.6	$(37.0)	(8.6)%
Total margin (a)	$207.3	$210.2	$(2.9)	(1.4)%
Operating and administrative expenses (a)	$65.3	$67.7	$(2.4)	(3.5)%
Operating income	$116.0	$119.9	$(3.9)	(3.3)%
Earnings before interest expense and income taxes	$116.0	$120.3	$(4.3)	(3.6)%
Gas Utility system throughput—bcf
Core market	33.2	40.2	(7.0)	(17.4)%
Total	97.9	96.6	1.3	1.3%
Electric Utility distribution sales - gwh	259.0	279.2	(20.2)	(7.2)%
Gas Utility heating degree days—% (warmer) than normal (b)	(20.5)%	(0.8)%	—	—

(a)
Total margin represents revenues less cost of sales and revenue-related taxes (i.e., Electric Utility gross receipts taxes) of $1.3 million and $1.4 million during the three months ended March 31, 2020 and 2019, respectively. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating and administrative expenses presented above).

(b)	Deviation from average heating degree days for the 15-year period 2000-2014 based upon weather statistics provided by NOAA for airports located within Gas Utility’s service territory.

Temperatures in Gas Utility’s service territory during the three months ended March 31, 2020, were 20.5% warmer than normal and 18.9% warmer than the prior-year period. Gas Utility core market volumes decreased during the 2020 three-month period (7.0 bcf) reflecting the effects of the warmer weather partially offset by growth in the number of core market customers and higher average use per customer. Total Gas Utility distribution system throughput increased 1.3 bcf during the 2020 three-month period reflecting higher interruptible delivery service volumes (5.9 bcf) and higher large firm delivery service volumes (2.4 bcf) partially offset by the lower core market volumes. Electric Utility kilowatt-hour sales were lower than the prior-year period principally reflecting the impact of warmer weather.
UGI Utilities revenues decreased $37.0 million in the three months ended March 31, 2020 compared to the prior-year period. Gas Utility revenues decreased $33.2 million during the 2020 three-month period largely attributable to lower core market revenues ($30.8 million) which reflect the lower core market throughput partially offset by the increase in base rates which became effective October 11, 2019. Lower revenues associated with off-system sales in the 2020 three-month period also contributed to the decrease in Gas Utility total revenues, partially offset by the effects of an unallocated negative surcharge revenue reduction ($10.5 million) in the 2019 three-month period as a result of a PAPUC Order related to the TCJA. Electric Utility revenues decreased $3.8 million during the 2020 three-month period largely attributable to the lower kilowatt-hour sales and lower average DS rates.

UGI Utilities cost of sales was $184.0 million in the three months ended March 31, 2020 compared with $218.0 million in the three months ended March 31, 2019, reflecting lower Gas Utility cost of sales ($30.8 million) and lower Electric Utility cost of sales ($3.2 million). The lower Gas Utility cost of sales principally reflects the effects of the lower core market volumes ($25.8 million) and costs of sales associated with off-system sales ($8.1 million) partially offset by higher PGC rates. The decrease in Electric Utility cost of sales is largely attributable to the lower kilowatt-hour sales and lower average DS rates.

UGI Utilities total margin decreased $2.9 million during the 2020 three-month period principally reflecting lower total margin from Gas Utility core market customers ($9.7 million) and large firm delivery services ($2.2 million). The lower margin attributable to core market customers was largely attributable to the previously mentioned decrease in volumes partially offset by the effects of the increase in base rates which became effective October 11, 2019. These margin decreases were partially offset by the previously mentioned unallocated negative surcharge revenue reduction ($10.5 million) in the 2019 three-month period.

UGI Utilities operating income and earnings before interest expense and income taxes decreased $3.9 million and $4.3 million, respectively, during the 2020 three-month period. The decrease in operating income largely reflects the previously mentioned decrease in total margin and higher depreciation expense ($3.5 million), partially offset by lower operating and administrative expenses ($2.4 million). The increased depreciation expense is attributable to continued IT and distribution system capital expenditure activity. The lower operating and administrative expenses reflect, among other things, decreases in contractor expenses

UGI CORPORATION AND SUBSIDIARIES

and allocated corporate expenses compared to the prior-year period. The decrease in earnings before interest expense and income taxes reflects the lower operating income and the absence of a non-service pension benefit compared to the prior-year period.

Interest Expense and Income Taxes

Our consolidated interest expense during the 2020 three-month period was $82.4 million, compared to $61.0 million during the 2019 three-month period. The significant increase in interest expense principally reflects higher interest expense on long-term debt outstanding including debt incurred by UGI Corporation and Energy Services to fund a portion of the CMG Acquisition and the cash portion of the AmeriGas Merger, and higher interest on short-term borrowings.

The lower effective income tax rate for the three months ended March 31, 2020 compared to the prior-year period reflects a tax benefit resulting from the carryback of an NOL under the CARES Act ($19.2 million) and the release of a reserve related to the closure of prior-period tax audits ($6.1 million). The positive effects of these items were partially offset by higher U.S. taxes on foreign source income ($20.0 million) including lower anticipated utilization of foreign tax attributes, and the impact on income taxes of our 100% ownership of the Partnership in the current-year period compared to our approximately 26% ownership interest in the 2019 three-month period.
The Company has not yet filed its income tax returns for Fiscal 2019 or 2020, and continues to evaluate other tax positions or strategies that could affect current-year or prior-year taxable income or loss.  Accordingly, the impacts from the CARES Act on the Company’s income tax provisions and taxes payable or refundable are subject to change.

2020 Six-Month Period Compared to the 2019 Six-Month Period
AmeriGas Propane

For the six months ended March 31,	2020	2019	Decrease
(Dollars in millions)
Revenues	$1,532.4	$1,791.8	$(259.4)	(14.5)%
Total margin (a)	$917.6	$978.1	$(60.5)	(6.2)%
Operating and administrative expenses	$470.2	$485.3	$(15.1)	(3.1)%
Operating income/earnings before interest expense and income taxes	$371.3	$413.9	$(42.6)	(10.3)%
Retail gallons sold (millions)	644.4	693.9	(49.5)	(7.1)%
Heating degree days—% (warmer) colder than normal (b)	(3.7)%	4.6%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)
Deviation from average heating degree days for the 15-year period 2002-2016 based upon national weather statistics provided by NOAA for 344 Geo Regions in the United States, excluding Alaska and Hawaii.

Average temperatures during the 2020 six-month period were 3.7% warmer than normal and 7.9% warmer than the prior-year period. Total retail gallons sold during the 2020 six-month period were 7.1% lower than the prior-year period reflecting the effects of the warmer weather on heating-related sales, structural conservation and other residential volume loss.

Retail propane revenues decreased $253.1 million during the 2020 six-month period reflecting the effects of lower average retail selling prices ($139.2 million) and the lower retail volumes sold ($113.9 million). Wholesale propane revenues decreased $5.5 million during the six months ended March 31, 2020 reflecting lower average wholesale selling prices ($11.1 million) partially offset by increased wholesale volumes ($5.6 million). Average daily wholesale propane commodity prices during the 2020 six-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 41% lower than such prices during the prior-year period. Total cost of sales decreased $198.9 million during the 2020 six-month period principally reflecting the effects of the lower average propane product costs ($153.8 million) and lower retail propane volumes sold ($52.0 million). The effects of these factors were partially offset by the higher wholesale propane volumes sold ($5.5 million).

AmeriGas Propane total margin decreased $60.5 million in the 2020 six-month period largely attributable to the lower retail volumes sold ($61.9 million). The effect of this decrease was partially offset by slightly higher average retail and wholesale unit margins ($3.4 million) compared to the prior-year period.

Operating income and earnings before interest expense and income taxes decreased $42.6 million during the 2020 six-month period principally reflecting the previously mentioned lower total margin partially offset by a decrease in operating and administrative

UGI CORPORATION AND SUBSIDIARIES

expenses ($15.1 million), an increase in other operating income ($1.6 million), and lower depreciation and amortization expense ($1.2 million). The decrease in operating and administrative expenses in the 2020 six-month period reflects, among other things, lower compensation and benefits costs ($9.8 million) and decreased vehicle and equipment operating and maintenance expenses ($4.8 million). The improvements in operating and administrative expenses are largely attributable to the warmer weather and efforts related to the previously mentioned LPG transformation initiatives.

UGI International

For the six months ended March 31,	2020	2019	Increase (Decrease)
(Dollars in millions)
Revenues	$1,354.8	$1,493.9	$(139.1)	(9.3)%
Total margin (a)	$584.8	$574.4	$10.4	1.8%
Operating and administrative expenses	$312.4	$329.5	$(17.1)	(5.2)%
Operating income	$212.6	$185.2	$27.4	14.8%
Earnings before interest expense and income taxes	$226.4	$189.1	$37.3	19.7%
LPG retail gallons sold (millions)	476.9	496.3	(19.4)	(3.9)%
Heating degree days—% (warmer) than normal (b)	(11.8)%	(7.6)%	—	—

(a)
Total margin represents revenues less cost of sales and, in the 2019 six-month period, French energy certificate costs of $26.2 million. For financial statement purposes, French energy certificate costs in the 2019 six-month period are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating and administrative expenses presented above). In the 2020 six-month period, French energy certificate costs are included in cost of sales on the Condensed Consolidated Statements of Income.

(b)	Deviation from average heating degree days for the 15-year period 2002-2016 at locations in our UGI International service territories.

Average temperatures during the 2020 six-month period were 11.8% warmer than normal and 4.5% warmer than the prior-year period. Total LPG retail gallons sold during the 2020 six-month period were 3.9% lower principally reflecting the termination of a low-margin autogas contract in Italy and the effects of the warmer weather on heating-related bulk sales and cylinder volumes partially offset by strong bulk volumes associated with crop drying. During the 2020 six-month period, average wholesale prices for propane in northwest Europe were approximately 18% lower than the prior-year period while average wholesale butane prices in northwest Europe were slightly lower compared to the prior year.

UGI International base-currency results are translated into U.S. dollars based upon exchange rates experienced during the reporting periods. Differences in these translation rates affect the comparison of line item amounts presented in the table above. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During the 2020 and 2019 six-month periods, the average unweighted euro-to-dollar translation rates were approximately $1.10 and $1.14, respectively, and the average unweighted British pound sterling-to-dollar translation rates were approximately $1.28 and $1.29, respectively.

UGI International revenues and cost of sales decreased $139.1 million and $149.5 million, respectively, during the 2020 six-month period compared to the prior year. These decreases to both revenues and cost of sales principally reflect the effects of lower average LPG selling prices and product costs, lower total LPG retail and wholesale volumes, and the translation effects of the weaker euro (approximately $40 million and $23 million, respectively). Energy marketing activities also contributed to the decreased revenues and cost of sales during the current year-period.

UGI International total margin increased $10.4 million during the 2020 six-month period largely attributable to higher average LPG unit margins, including the effects of margin management efforts and lower LPG product costs, and higher margins from energy marketing. The effects of these increases were partially offset by the translation effects of the weaker euro (approximately $17 million) compared to the prior-year period and the previously mentioned effects of the warmer weather on heating-related bulk sales and cylinder volumes.

UGI International operating income and earnings before interest expense and income taxes increased $27.4 million and $37.3 million, respectively, during the 2020 six-month period compared to the prior year. The increase in operating income principally reflects the increase in total margin and lower operating and administrative expenses ($17.1 million). The decrease in operating and administrative expenses is largely attributable to the translation effects of the weaker euro (approximately $9 million) compared to the prior-year period and lower maintenance and outside services costs, partially offset by higher uncollectible accounts expense.

UGI CORPORATION AND SUBSIDIARIES

The increase in earnings before interest expense and income taxes in the 2020 six-month period largely reflects the higher operating income and increased pre-tax realized gains on foreign currency exchange contracts entered into in order to reduce volatility in UGI International net income resulting from the translation effects of changes in foreign currency exchange rates ($9.7 million).

Midstream & Marketing

For the six months ended March 31,	2020	2019	Increase (Decrease)
(Dollars in millions)
Revenues	$794.7	$1,001.8	$(207.1)	(20.7)%
Total margin (a)	$232.2	$175.0	$57.2	32.7%
Operating and administrative expenses	$68.7	$60.7	$8.0	13.2%
Operating income	$126.4	$92.4	$34.0	36.8%
Earnings before interest expense and income taxes	$140.8	$95.4	$45.4	47.6%

(a)	Total margin represents revenues less cost of sales.

Average temperatures across Midstream & Marketing’s energy marketing territory during the six months ended March 31, 2020 were 11.8% warmer than normal and 12.8% warmer than the prior-year period.

Midstream & Marketing’s 2020 six-month period revenues were $207.1 million lower than the prior-year period principally reflecting decreased natural gas revenues ($246.9 million) and, to a much lesser extent, lower electric generation and peaking revenues ($8.3 million). The significant decrease in natural gas revenues is primarily attributable to lower average natural gas prices during the 2020 six-month period and, to a much lesser extent, lower natural gas volumes. The effects of these revenue decreases were partially offset by higher natural gas gathering revenues ($52.0 million) largely attributable to incremental revenues from UGI Appalachia. Midstream & Marketing cost of sales were $562.5 million in the 2020 six-month period compared to $826.8 million in the prior-year period. The $264.3 million decrease in cost of sales principally reflects decreased natural gas costs ($245.8 million) largely attributable to lower average natural gas commodity prices and, to a much lesser extent, lower electric generation and peaking costs ($13.1 million).

Midstream & Marketing total margin increased $57.2 million in the 2020 six-month period reflecting higher natural gas gathering total margin ($52.0 million) largely attributable to incremental margin from UGI Appalachia and, to a much lesser extent, increased peaking margin ($7.7 million). The effects of these increases were partially offset by lower electric generation margin ($2.9 million) largely related to lower volumes at the Hunlock generating facility compared to the prior-year period.

Midstream & Marketing operating income and earnings before interest expense and income taxes during the 2020 six-month period increased $34.0 million and $45.4 million, respectively, compared to the prior-year period. The increase in operating income principally reflects the increase in total margin partially offset by higher depreciation and amortization expense ($14.4 million) and increased operating and administrative expenses ($8.0 million). The higher depreciation and amortization expense and operating and administrative expenses are largely attributable to UGI Appalachia. The increase in earnings before interest expense and income taxes largely reflects the previously mentioned increase in operating income ($34.0 million) and equity income from Pennant, a natural gas gathering and processing equity interest that was acquired as part of UGI Appalachia.

UGI CORPORATION AND SUBSIDIARIES

UGI Utilities

For the six months ended March 31,	2020	2019	Increase (Decrease)
(Dollars in millions)
Revenues	$721.9	$752.3	$(30.4)	(4.0)%
Total margin (a)	$383.9	$372.1	$11.8	3.2%
Operating and administrative expenses (a)	$123.4	$128.9	$(5.5)	(4.3)%
Operating income	$207.8	$196.9	$10.9	5.5%
Earnings before interest expense and income taxes	$207.6	$197.7	$9.9	5.0%
Gas Utility system throughput—bcf
Core market	59.3	66.7	(7.4)	(11.1)%
Total	182.4	172.3	10.1	5.9%
Electric Utility distribution sales - gwh	504.6	528.9	(24.3)	(4.6)%
Gas Utility heating degree days—% (warmer) than normal (b)	(13.8)%	(0.7)%	—	—

(a)
Total margin represents revenues less cost of sales and revenue-related taxes (i.e., Electric Utility gross receipts taxes) of $2.4 million and $2.7 million during the six months ended March 31, 2020 and 2019, respectively. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating and administrative expenses presented above).

(b)	Deviation from average heating degree days for the 15-year period 2000-2014 based upon weather statistics provided by NOAA for airports located within Gas Utility’s service territory.

Temperatures in Gas Utility’s service territory during the six months ended March 31, 2020, were 13.8% warmer than normal and 12.6% warmer than the prior-year period. Gas Utility core market volumes decreased during the 2020 six-month period (7.4 bcf) reflecting the effects of the warmer weather partially offset by growth in the number of core market customers and higher average use per customer. Total Gas Utility distribution system throughput increased 10.1 bcf during the 2020 six-month period reflecting higher interruptible delivery service volumes (11.1 bcf) and higher large firm delivery service volumes (6.5 bcf) partially offset by the lower core market volumes. Electric Utility kilowatt-hour sales were lower than the prior-year period principally reflecting the impact of warmer weather.
UGI Utilities revenues decreased $30.4 million in the six months ended March 31, 2020, reflecting a $24.0 million decrease in Gas Utility revenues and $6.4 million decrease in Electric Utility revenues. The decrease in Gas Utility revenues principally reflects lower core market revenues ($19.7 million) and lower off-system sales and capacity release revenues ($16.4 million) partially offset by the effects of an unallocated negative surcharge revenue reduction ($14.6 million) in the 2019 six-month period as a result of a PAPUC Order related to the TCJA. The decrease in Gas Utility core market revenues reflects the effects of the previously mentioned lower volumes, partially offset by the increase in base rates effective October 11, 2019. The decrease in Electric Utility revenues during the 2020 six-month period is largely attributable to the lower kilowatt-hour sales and lower DS rates.

UGI Utilities cost of sales was $335.6 million in the six months ended March 31, 2020 compared with $377.5 million in the prior-year period reflecting lower Gas Utility cost of sales ($36.1 million) and lower Electric Utility cost of sales ($5.8 million). The lower Gas Utility cost of sales principally reflects lower costs of sales related to core market customers ($19.2 million) reflecting the decreased volumes partially offset by higher PGC rates, and lower cost of sales associated with off-system sales ($16.0 million). The decrease in Electric Utility cost of sales is largely attributable to the lower kilowatt-hour sales and lower average DS rates.

UGI Utilities total margin increased $11.8 million during the 2020 six-month period primarily reflecting higher margin from Gas Utility. The increase in total Gas Utility margin largely reflects the effects of the previously mentioned unallocated negative surcharge revenue reduction ($14.6 million) in the 2019 six-month period. Core market margin was comparable to the prior-year period as the effects of the increase in base rates which became effective October 11, 2019 largely offset the impact of significantly warmer weather on core market volumes.

UGI Utilities operating income and earnings before interest expense and income taxes increased $10.9 million and $9.9 million, respectively, during the 2020 six-month period. The increase in operating income reflects the previously mentioned increase in total margin and lower operating and administrative expenses ($5.5 million), partially offset by higher depreciation expense ($6.7 million). The lower operating and administrative expenses reflect, among other things, decreases in allocated corporate expenses, contractor costs, and employee compensation and benefits-related expenses. The increase in depreciation expense relates to

UGI CORPORATION AND SUBSIDIARIES

continued IT and distribution system capital expenditure activity. The increase in earnings before interest expense and income taxes reflects the increase in operating income partially offset by the absence of a non-service pension benefit reflected in the prior-year period.

Interest Expense and Income Taxes

Our consolidated interest expense during the 2020 six-month period was $166.5 million, compared to $121.2 million during the 2019 six-month period. The significant increase in interest expense principally reflects higher interest expense on long-term debt outstanding including debt incurred by UGI Corporation and Energy Services to fund a portion of the CMG Acquisition and the cash portion of the AmeriGas Merger, and higher interest on short-term borrowings.

The lower effective income tax rate for the 2020 six-month period reflects a tax benefit resulting from the carryback of an NOL under the CARES Act ($19.2 million) and incremental discrete tax benefits ($9.3 million) compared to the prior-year period largely related to the release of reserves related to the closure of prior-period tax audits and the lapse of statutes of limitation. The positive effects of these items were largely offset by higher U.S. taxes on foreign source income ($24.5 million) including lower anticipated utilization of foreign tax attributes, and the impact on income taxes of our 100% ownership of the Partnership in the current-year period compared to our approximately 26% ownership interest in the 2019 six-month period.
The Company has not yet filed its income tax returns for Fiscal 2019 or 2020, and continues to evaluate other tax positions or strategies that could affect current-year or prior-year taxable income or loss.  Accordingly, the impacts from the CARES Act on the Company’s income tax provisions and taxes payable or refundable are subject to change.

FINANCIAL CONDITION AND LIQUIDITY

The Company expects to have sufficient liquidity to continue to support long-term commitments and ongoing operations despite potential uncertainties associated with the global pandemic attributable to the outbreak and continued spread of COVID-19. Our total available liquidity balance as of March 31, 2020 totaled approximately $1.2 billion and comprised cash and cash equivalents and available borrowing capacity on our revolving credit facilities. Additionally, UGI and its subsidiaries were in compliance with all debt covenants as of March 31, 2020. The Company's liquidity has also been positively influenced by continued low commodity prices experienced during the six months ended March 31, 2020, partially offset by increased margin calls associated with derivative instruments, and anticipates lower working capital requirements that typically occurs in the second half of the Company's fiscal year. In addition, the Company does not have any near-term senior note or term loan maturities. The COVID‑19 global pandemic is a rapidly evolving situation and the Company cannot predict the ultimate impact it will have on its liquidity, debt covenants, financial condition or the timing of capital expenditures.

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

The primary sources of UGI’s cash and cash equivalents are the dividends and other cash payments made to UGI or its corporate subsidiaries by its principal business units. Our cash and cash equivalents totaled $297.3 million at March 31, 2020, compared with $447.1 million at September 30, 2019. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, at March 31, 2020 and September 30, 2019, UGI had $75.2 million and $224.9 million of cash and cash equivalents, respectively. Such cash is available to pay dividends on UGI Common Stock and for investment purposes.

UGI CORPORATION AND SUBSIDIARIES

Long-term Debt and Credit Facilities

Long-term Debt

The Company’s debt outstanding at March 31, 2020 and September 30, 2019, comprises the following:

	March 31, 2020							September 30, 2019
(Millions of dollars)	AmeriGas Propane	UGI International	Midstream & Marketing		UGI Utilities	Corp & Other	Total	Total
Short-term borrowings	$201.0	$185.5	$43.0		$224.0	$—	$653.5	$796.3

Long-term debt (including current maturities):
Senior notes	$2,575.0	$386.1	$—		$825.0	$—	$3,786.1	$3,781.5
Term loans	—	330.9	694.7		150.9	550.0	1,726.5	1,729.4
Other long-term debt	11.5	21.7	41.4	(a)	3.6	287.8	366.0	345.7
Unamortized debt issuance costs	(21.7)	(7.5)	(13.3)		(5.2)	(3.6)	(51.3)	(52.6)
Total long-term debt	$2,564.8	$731.2	$722.8		$974.3	$834.2	$5,827.3	$5,804.0
Total debt	$2,765.8	$916.7	$765.8		$1,198.3	$834.2	$6,480.8	$6,600.3

(a)	Amount includes finance lease liabilities recognized as a result of the adoption of ASU 2016-02. For additional information, see Notes 2 and 9 to Condensed Consolidated Financial Statements.

Credit Facilities

Energy Services. On March 6, 2020, Energy Services entered into the Energy Services 2020 Credit Agreement, as borrower, with a group of lenders. The Energy Services 2020 Credit Agreement amends and restates the Energy Services Credit Agreement. The Energy Services 2020 Credit Agreement provides for borrowings up to $260 million, including a $50 million sublimit for letters of credit. Energy Services may request an increase in the amount of loan commitments under the Energy Services 2020 Credit Agreement to a maximum aggregate amount of $325 million, subject to certain terms and conditions. Borrowings under the Energy Services 2020 Credit Agreement can be used to fund acquisitions and investments and for general corporate purposes. The Energy Services 2020 Credit Agreement is scheduled to expire in March 2025.

Additional information related to the Company’s credit agreements can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 6 to Consolidated Financial Statements in the Company’s 2019 Annual Report.

UGI CORPORATION AND SUBSIDIARIES

Information about the Company’s principal credit agreements (excluding the Energy Services Receivables Facility discussed below) as of March 31, 2020 and 2019, is presented in the table below.

(Currency in millions)	Total Capacity	Borrowings Outstanding	Letters of Credit and Guarantees Outstanding	Available Borrowing Capacity
As of March 31, 2020
AmeriGas OLP	$600.0	$201.0	$62.7	$336.3
UGI International, LLC (a)	€300.0	€163.2	€—	€136.8
Energy Services	$260.0	$—	$—	$260.0
UGI Utilities	$350.0	$224.0	$—	$126.0
UGI Corporation (b)	$300.0	$280.0	$—	$20.0
As of March 31, 2019
AmeriGas OLP	$600.0	$236.0	$63.4	$300.6
UGI International, LLC	€300.0	€—	€—	€300.0
Energy Services	$240.0	$—	$—	$240.0
UGI Utilities	$450.0	$105.0	$2.0	$343.0

(a)
The 2018 UGI International Credit Facilities Agreement permits UGI International, LLC to borrow in euros or dollars. At March 31, 2020, the amount borrowed comprised USD-denominated borrowings of $180 million, equal to €163.2 million.

(b)	Borrowings outstanding have been classified as “Long-term debt” on the Condensed Consolidated Balance Sheets.

The average daily and peak short-term borrowings under the Company’s principal credit agreements during the six months ended March 31, 2020 and 2019 are as follows:

	For the six months ended		For the six months ended
	March 31, 2020		March 31, 2019
(Millions of dollars or euros)	Average	Peak	Average	Peak
AmeriGas OLP	$293.9	$359.0	$303.2	$422.0
UGI International, LLC	€176.7	€190.4	€—	€—
Energy Services	$23.3	$76.5	$—	$—
UGI Utilities	$240.0	$290.0	$223.8	$311.0
UGI Corporation	$289.9	$300.0	$—	$—

Receivables Facility. Energy Services has a Receivables Facility with an issuer of receivables-backed commercial paper currently scheduled to expire on October 23, 2020. At March 31, 2020, the outstanding balance of ESFC trade receivables was $86.4 million, of which $43.0 million was sold to the bank. At March 31, 2019, the outstanding balance of ESFC trade receivables was $117.0 million, none of which was sold to the bank. Amounts sold to the bank are reflected as “Short-term borrowings” on the Condensed Consolidated Balance Sheets. During the six months ended March 31, 2020 and 2019, peak sales of receivables were $97.0 million and $16.0 million, respectively, and average daily amounts sold were $54.6 million and $1.3 million, respectively.

Subsequent Event

UGI Utilities. On April 16, 2020, UGI Utilities issued in a private placement $150 million of UGI Utilities 3.12% Senior Notes due April 16, 2050 pursuant to a Note Purchase Agreement dated March 19, 2020, between UGI Utilities and certain note purchasers. The UGI Utilities 3.12% Senior Notes are unsecured and rank equally with UGI Utilities’ existing outstanding senior debt. The net proceeds from the issuance of the UGI Utilities 3.12% Senior Notes were used to reduce short-term borrowings and for general corporate purposes.

Dividends

On April 21, 2020, UGI’s Board of Directors approved an increase in the quarterly dividend rate on UGI Common Stock to $0.33 per Common Share, or $1.32 on an annual basis. The new dividend rate reflects an approximate 1.5% increase from the previous quarterly rate of $0.325. The new quarterly dividend rate is effective with the dividend payable on July 1, 2020, to shareholders of record on June 15, 2020.

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

Operating Activities. Year-to-year variations in our cash flows from operating activities can be significantly affected by changes in operating working capital especially during periods with significant changes in energy commodity prices. Cash flow from operating activities was $562.4 million in the 2020 six-month period compared to $617.6 million in the 2019 six-month period. Cash flow from operating activities before changes in operating working capital was $803.6 million in the 2020 six-month period compared to $868.8 million in the prior-year period. The lower cash flow from operating activities before changes in operating working capital reflects, in large part, lower cash flow before changes in operating working capital from AmeriGas Propane. Cash used to fund changes in operating working capital totaled $241.2 million in the 2020 six-month period, slightly lower than the $251.2 million of cash used to fund changes in operating working capital in the prior-year period. Net cash used to fund changes in accounts receivable, inventories and accounts payable during the 2020 six-month period was approximately equal to such net cash used in the prior-year period. Changes in operating working capital during the 2020 six-month period reflects net recoveries of deferred fuel and power costs compared to net refunds of such costs during the prior-year period. Cash collateral deposits paid to commodity derivative instrument counterparties were higher in the 2020 six-month period principally the result of declining LPG commodity prices.

Investing Activities. Cash flow used by investing activities was $326.9 million in the 2020 six-month period compared with $393.3 million in the prior-year period. Investing activity cash flow is principally affected by cash expenditures for property, plant and equipment; cash paid for acquisitions of businesses and assets; investments in investees; and proceeds from sales of assets and businesses. Cash expenditures for property, plant and equipment were $342.0 million in the 2020 six-month period compared to $340.6 million in the prior-year period. Cash used for acquisitions of businesses and assets in the 2019 six-month period reflects Energy Services’ acquisition of South Jersey Energy Company’s natural gas marketing business and natural gas gathering assets in Pennsylvania, and UGI International’s acquisitions of several smaller LPG retail businesses in Europe.

Financing Activities. Cash flow used by financing activities was $347.8 million in the 2020 six-month period compared with $160.6 million in the prior-year period. Changes in cash flow from financing activities are primarily due to issuances and repayments of long-term debt; net short-term borrowings/repayments; dividends and distributions on UGI Common Stock and, in the 2019 six-month period, AmeriGas Partners publicly held Common Units; and issuances and repurchases of UGI Common Stock. Cash flows used by financing activities in the 2020 six-month period include $139.4 million of net repayments of short-term borrowings as compared to $81.9 million in the 2019 six-month period. Cash flow from financing activities in the 2020 six-month period also reflects dividends on UGI Common Stock of $135.6 million compared to combined dividends and distributions on UGI Common Stock and AmeriGas Common Units of $222.0 million in the prior-year period.

Cash flows from financing activities in the 2019 six-month period reflect significant UGI International refinancing transactions during the month of October 2018. On October 25, 2018, UGI International, LLC borrowed €300 million under a variable-rate term loan facility. Also on October 25, 2018, UGI International, LLC issued in an underwritten private placement €350 million principal amount of 3.25% senior unsecured notes. The net proceeds from these borrowings plus cash on hand were used principally to repay €540 million outstanding principal of UGI France’s variable-rate term loan; €45.8 million of outstanding principal of Flaga’s variable-rate term loan; and $49.9 million of outstanding principal of Flaga’s U.S. Dollar Term loan, plus accrued and unpaid interest. In addition, on February 1, 2019, UGI Utilities issued in a private placement $150 million of senior notes due in February 2049.

Capital Expenditures

The global pandemic attributable to the outbreak and continued spread of COVID-19 has resulted in the curtailment of certain non-essential business operations across the U.S. and Europe. As a result, certain of the Company’s capital expenditure programs have experienced delays and we have revised the amounts we expect to spend during all of Fiscal 2020. In total, the Company anticipates making capital expenditures of approximately $730 million for the full fiscal year, inclusive of capital expenditures during the six months ended March 31, 2020.

UGI CORPORATION AND SUBSIDIARIES

UTILITY REGULATORY MATTERS

Base Rate Filings. On January 28, 2020, Gas Utility filed a request with the PAPUC to increase its base operating revenues for residential, commercial and industrial customers by $74.6 million annually. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service and to continue funding programs designed to promote and reward customers’ efforts to increase efficient use of natural gas. Gas Utility requested that the new gas rates become effective March 28, 2020. The PAPUC entered an Order dated February 27, 2020, suspending the effective date for the rate increase to allow for investigation and public hearings for up to nine months from the date of filing. Thereafter, in response to a COVID-19 related motion to extend the suspension period indefinitely filed by the BIE, the Company voluntarily extended the end of the suspension period an additional twenty-one days, to November 19, 2020. Unless a settlement is reached sooner, this review process is expected to last until that date. The Company cannot predict the timing or the ultimate outcome of the rate case review process.

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

On October 25, 2018, the PAPUC approved a final order providing for a $3.2 million annual base distribution rate increase for Electric Utility, effective October 27, 2018. As part of the final PAPUC Order, Electric Utility provided customers with a one-time $0.2 million billing credit associated with 2018 TCJA tax benefits. On November 26, 2018, the Pennsylvania Office of Consumer Advocate filed an appeal to the Pennsylvania Commonwealth Court challenging the PAPUC’s acceptance of UGI Utilities’ use of a fully projected future test year and handling of consolidated federal income tax benefits. On January 15, 2020, the Pennsylvania Commonwealth Court issued a decision affirming the PAPUC Order adopting UGI Utilities’ position on both issues. No party exercised their right to seek an appeal of the Commonwealth Court decision.

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

UGI CORPORATION AND SUBSIDIARIES

Our variable-rate debt at March 31, 2020, includes revolving credit facility borrowings and variable-rate term loans at UGI International, LLC, UGI Utilities, Energy Services and UGI Corporation. These debt agreements have interest rates that are generally indexed to short-term market interest rates. We have entered into pay-fixed, receive-variable interest rate swap agreements on all or a significant portion of the term loans’ principal balances and all or a significant portion of the term loans’ tenor. We have designated these interest rate swaps as cash flow hedges. At March 31, 2020, combined borrowings outstanding under variable-rate debt agreements, excluding the previously mentioned effectively fixed-rate debt, totaled $883.5 million.

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
Foreign Currency Exchange Rate Risk
Our primary currency exchange rate risk is associated with the U.S. dollar versus the euro and, to a lesser extent, the U.S. dollar versus the British pound sterling. The U.S. dollar value of our foreign currency denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. From time to time, we use derivative instruments to hedge portions of our net investments in foreign subsidiaries. Gains or losses on these net investment hedges remain in AOCI until such foreign operations are sold or liquidated. With respect to our net investments in our UGI International operations, a 10% decline in the value of the associated foreign currencies versus the U.S. dollar would reduce their aggregate net book value at March 31, 2020, by approximately $105 million, which amount would be reflected in other comprehensive income. We have designated euro-denominated borrowings under the 2018 UGI International Credit Facilities Agreement and the UGI International 3.25% Senior Notes as net investment hedges.
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
Certain of these derivative instrument agreements call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At March 31, 2020, we had pledged net cash collateral with derivative instrument counterparties totaling $58.0 million. Additionally, our commodity exchange-traded futures contracts generally require cash deposits in margin accounts. At March 31, 2020, restricted cash in brokerage accounts totaled $104.4 million. Although we have concentrations of credit risk associated with derivative instruments, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was not material at March 31, 2020. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At March 31, 2020, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

UGI CORPORATION AND SUBSIDIARIES

The following table summarizes the fair values of unsettled market risk sensitive derivative instrument assets (liabilities) held at March 31, 2020. The table also includes the changes in fair values of derivative instruments that would result if there were (1) a 10% adverse change in the market prices of LPG, gasoline, natural gas, electricity and electricity transmission congestion charges; (2) a 50 basis point adverse change in prevailing market interest rates; and (3) a 10% adverse change in the value of the euro and the British pound sterling versus the U.S. dollar. Gas Utility’s and Electric Utility’s commodity derivative instruments other than gasoline futures contracts are excluded from the table below because any associated net gains or losses are refundable to or recoverable from customers in accordance with Gas Utility and Electric Utility ratemaking.

	Asset (Liability)
(Millions of dollars)	Fair Value	Change in Fair Value
March 31, 2020
Commodity price risk	$(265.0)	$(90.6)
Interest rate risk	$(54.1)	$(14.8)
Foreign currency exchange rate risk	$51.2	$(43.6)

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

UGI CORPORATION AND SUBSIDIARIES

PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS
In addition to the information presented in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2019 Annual Report, which could materially affect our business, financial condition or future results. The risks described below and in our 2019 Annual Report are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

The recent COVID-19 outbreak could adversely impact our business, financial condition and results of operations.

The recent COVID-19 outbreak has resulted in widespread impacts on the global economy and on our employees, customers, third-party business partners and other stakeholders. There is considerable uncertainty regarding the extent to which COVID-19 will spread and the extent and duration of domestic and global measures designed to contain the spread, including travel bans and restrictions, quarantines, shelter-in-place orders (including those in effect in our service areas), and business and government shutdowns. These restrictions may, among other things:

•	negatively impact the financial condition of our customers and their ability to pay for our products and services;

•	reduce energy consumption by certain of our customers, which would affect demand for our products;

•	disrupt or delay progress in the development and completion of our energy infrastructure projects;

•	prolong the time period necessary to perform maintenance of our infrastructure;

•	result in operational delays, including delay in the delivery of our products to customers;

•	result in impairment relating to certain current and long-lived assets; and

•	limit or curtail significantly or entirely the ability of public utility commissions to approve or authorize applications and other requests we may make with respect to our regulated businesses.

Additionally, while we have modified or restricted certain business and workforce practices (including employee travel, presence at employee work locations, and physical participation in meetings, events, and conferences) to protect the health and safety of our workforce, and to conform to government orders and best practices encouraged by governmental and regulatory authorities, we depend on our workforce to operate our facilities and deliver our products and provide services to customers. If a large portion of our operational workforce were to contract COVID-19 simultaneously, we would rely upon our business continuity plans in an effort to continue operations, but there is no certainty that such measures would be sufficient to mitigate the adverse impact to our operations.

Furthermore, if we seek to raise additional capital, our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the financing and equity markets, the availability of sufficient amounts of financing, our prospects and our credit ratings. Our total available liquidity balance as of March 31, 2020 totaled approximately $1.2 billion, which includes commitments under recent financing transactions completed by our Energy Services and UGI Utilities subsidiaries. Nonetheless, if our credit ratings were to be downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any future debt financing could be further negatively impacted. In addition, the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or conflict with covenant restrictions then in effect. As a result, there is no guarantee that financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations.

The degree to which COVID-19 may impact our business operations, financial condition, liquidity and results of operations is unknown at this time and will depend on future developments, including the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, actions prescribed or ordered by governmental authorities, and when and to what extent normal economic and operating conditions can resume.

The risk of natural disasters, pandemics and catastrophic events, including terrorism, may adversely affect the economy and the price and availability of LPG, other refined fuels and natural gas.

Natural disasters, pandemics and catastrophic events, such as fires, earthquakes, explosions, floods, tornadoes, hurricanes, terrorist attacks, political unrest and other similar occurrences, may adversely impact the price and availability of LPG (including propane), other refined fuels and natural gas, which could adversely impact our financial condition and results of operations, our ability to raise capital and our future growth. The impact that the foregoing may have on our industries in general, and on us in particular, is not known at this time. A natural disaster, pandemic or an act of terror could result in disruptions of crude oil or natural gas supplies and markets (the sources of LPG), cause price volatility in the cost of LPG, fuel oil and natural gas, and our infrastructure

UGI CORPORATION AND SUBSIDIARIES

facilities could be directly or indirectly impacted. Additionally, if our means of supply transportation, such as rail or pipeline, are delayed or temporarily unavailable due to a natural disaster, pandemic or terrorist activity, we may be unable to transport LPG and other refined fuels in a timely manner or at all. A lower level of economic activity could result in a decline in energy consumption, which could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of a natural disaster, pandemic or terrorism could also affect our ability to raise capital. We have opted to purchase insurance coverage for natural disasters and terrorist acts within our property and casualty insurance programs, but we can give no assurance that our insurance coverage would be adequate to fully compensate us for any losses to our business or property resulting from natural disasters or terrorist acts.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to the Company’s repurchases of its common stock during the quarter ended March 31, 2020.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2020 to January 31, 2020	—	$0.00	—	6.30 million
February 1, 2020 to February 29, 2020	—	$0.00	—	6.30 million
March 1, 2020 to March 31, 2020	450,000	$34.95	450,000	5.85 million
Total	450,000		450,000

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

UGI CORPORATION AND SUBSIDIARIES

ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

4.1	Note Purchase Agreement dated March 19, 2020 between UGI Utilities, Inc. and the purchasers listed as signatories thereto.	UGI	Form 8-K (3/19/20)	4.1

10.1	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for all US Employees.

10.2	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Performance Unit Grant Letter for all US Employees.

10.3	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for Non-Employee Directors.

10.4	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Stock Unit Grant Letter for Non-Employee Directors.

10.5	Third Amended and Restated Credit Agreement, dated as of March 6, 2020, by and among UGI Energy Services, LLC, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, National Association, as syndication agent, and Wells Fargo Bank, National Association, as documentation agent.	UGI	Form 8-K (3/6/20)	10.1

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2020, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2020, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2020, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

UGI CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

10.1	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for all US Employees.

10.2	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Performance Unit Grant Letter for all US Employees.

10.3	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for Non-Employee Directors.

10.4	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Stock Unit Grant Letter for Non-Employee Directors.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2020, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2020, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2020, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UGI Corporation
(Registrant)

Date:	May 7, 2020	By:	/s/ Ted J. Jastrzebski
Ted J. Jastrzebski
Chief Financial Officer

Date:	May 7, 2020	By:	/s/ Laurie A. Bergman
Laurie A. Bergman
Vice President, Chief Accounting Officer
and Corporate Controller