Form 10-Q
period 2020-06-30
UGI CORP /PA/
filed 2020-08-04
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 31, 2020, there were 208,320,881 shares of UGI Corporation Common Stock, without par value, outstanding.

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
CPG - UGI Central Penn Gas, Inc., a wholly owned subsidiary of UGI Utilities prior to the Utility Merger
DVEP - DVEP Investeringen B.V., an indirect wholly owned subsidiary of UGI International, LLC
Electric Utility - UGI Utilities’ regulated electric distribution utility
Energy Services - UGI Energy Services, LLC, a wholly owned second-tier subsidiary of UGI
ESFC - Energy Services Funding Corporation, a wholly owned subsidiary of Energy Services
Flaga - Flaga GmbH, an indirect wholly owned subsidiary of UGI International, LLC
Gas Utility - UGI Utilities’ regulated natural gas distribution business, comprising the natural gas utility businesses owned and operated by UGI Utilities and, prior to the Utility Merger, PNG and CPG
General Partner - AmeriGas Propane, Inc., the general partner of AmeriGas Partners
GHI Energy, LLC - a Houston based renewable natural gas company acquired by Energy Services
Midstream & Marketing - Reportable segment principally comprising Energy Services and its subsidiaries, including UGID
Partnership - AmeriGas Partners and its consolidated subsidiaries, including AmeriGas OLP
Pennant - Pennant Midstream, LLC
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
2018 UGI International Credit Facilities Agreement - A five-year unsecured Senior Facilities Agreement entered into in October 2018, by UGI International, LLC comprising a €300 million term loan facility and a €300 million revolving credit facility maturing October 2023
2019 Annual Report - UGI Annual Report on Form 10-K for the fiscal year ended September 30, 2019
2019 nine-month period - Nine months ended June 30, 2019
2019 three-month period - Three months ended June 30, 2019
2020 nine-month period - Nine months ended June 30, 2020
2020 three-month period - Three months ended June 30, 2020
Adjusted LIBOR - A rate derived from LIBOR

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
CDC - Centers for Disease Control and Prevention
CMG Acquisition - Acquisition of CMG and Columbia Pennant, LLC on August 1, 2019 pursuant to the CMG Acquisition Agreements

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
IDR - Incentive distribution right
IRC - Internal Revenue Code
IRPA - Interest rate protection agreement
IRS - Internal Revenue Service
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

UGI CORPORATION AND SUBSIDIARIES
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Millions of dollars)

	June 30, 2020	September 30, 2019	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$487.3	$447.1	$533.7
Restricted cash	44.5	63.7	42.3
Accounts receivable (less allowances for doubtful accounts of $41.7, $31.6 and $42.8, respectively)	674.6	640.7	779.8
Accrued utility revenues	13.7	14.6	14.6
Inventories	200.8	229.9	215.1
Utility regulatory assets	4.0	9.1	3.5
Derivative instruments	36.7	28.9	28.5
Prepaid expenses and other current assets	138.3	132.2	100.1
Total current assets	1,599.9	1,566.2	1,717.6
Property, plant and equipment, at cost (less accumulated depreciation of $3,599.7, $3,385.2 and $3,353.0, respectively)	6,805.7	6,687.8	6,009.8
Goodwill	3,482.7	3,456.4	3,159.1
Intangible assets, net	669.5	708.6	480.0
Utility regulatory assets	394.6	386.5	297.1
Derivative instruments	37.5	43.2	29.9
Other assets	853.5	497.9	325.4
Total assets	$13,843.4	$13,346.6	$12,018.9
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$25.8	$24.1	$17.4
Short-term borrowings	423.1	796.3	380.2
Accounts payable	381.7	438.8	444.4
Derivative instruments	108.7	84.9	70.3
Other current liabilities	739.7	682.8	682.4
Total current liabilities	1,679.0	2,026.9	1,594.7
Long-term debt	5,961.4	5,779.9	4,291.7
Deferred income taxes	612.6	541.4	956.0
Derivative instruments	66.1	48.4	22.1
Other noncurrent liabilities	1,388.9	1,122.8	980.7
Total liabilities	9,708.0	9,519.4	7,845.2
Commitments and contingencies (Note 11)
Equity:
UGI Corporation stockholders’ equity:
UGI Common Stock, without par value (authorized — 450,000,000 shares; issued — 209,504,994, 209,304,129 and 174,678,299 shares, respectively)	1,412.8	1,396.9	1,223.9
Retained earnings	2,969.7	2,653.1	2,761.2
Accumulated other comprehensive loss	(204.6)	(216.6)	(145.4)
Treasury stock, at cost	(51.2)	(15.9)	(18.8)
Total UGI Corporation stockholders’ equity	4,126.7	3,817.5	3,820.9
Noncontrolling interests	8.7	9.7	352.8
Total equity	4,135.4	3,827.2	4,173.7
Total liabilities and equity	$13,843.4	$13,346.6	$12,018.9
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Revenues	$1,199.3	$1,363.7	$5,434.8	$6,170.0
Costs and expenses:
Cost of sales (excluding depreciation and amortization shown below)	416.6	781.4	2,672.8	3,633.3
Operating and administrative expenses	437.9	476.9	1,452.5	1,516.8
Impairment of assets held-for-sale	51.6	—	51.6	—
Depreciation and amortization	122.5	109.9	362.1	330.0
Other operating income, net	(3.2)	(14.1)	(17.2)	(26.2)
	1,025.4	1,354.1	4,521.8	5,453.9
Operating income	173.9	9.6	913.0	716.1
Income from equity investees	7.5	1.5	22.0	4.6
Loss on extinguishments of debt	—	—	—	(6.1)
Other non-operating (expense) income, net	(3.9)	0.7	(3.7)	17.6
Interest expense	(80.8)	(60.5)	(247.3)	(181.7)
Income (loss) before income taxes	96.7	(48.7)	684.0	550.5
Income tax (expense) benefit	(12.0)	2.2	(161.7)	(111.8)
Net income (loss) including noncontrolling interests	84.7	(46.5)	522.3	438.7
Add net loss (deduct net income) attributable to noncontrolling interests, principally in AmeriGas Partners prior to the AmeriGas Merger	0.6	44.6	0.5	(131.0)
Net income (loss) attributable to UGI Corporation	$85.3	$(1.9)	$522.8	$307.7
Earnings (loss) per common share attributable to UGI Corporation stockholders:
Basic	$0.41	$(0.01)	$2.50	$1.76
Diluted	$0.41	$(0.01)	$2.49	$1.73
Weighted-average common shares outstanding (thousands):
Basic	208,598	174,759	208,989	174,541
Diluted	208,975	174,759	210,009	177,389
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Millions of dollars)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) including noncontrolling interests	$84.7	$(46.5)	$522.3	$438.7
Other comprehensive income (loss):
Net losses on derivative instruments (net of tax of $3.1, $0.6, $15.0, and $2.0, respectively)	(7.6)	(1.6)	(37.6)	(4.3)
Reclassifications of net losses on derivative instruments (net of tax of $(1.9), $(0.2), $(2.4), and $(0.5), respectively)	4.7	0.7	6.0	1.4
Foreign currency adjustments (net of tax of $4.0, $2.7, $4.1, and $(2.2), respectively)	27.6	16.1	41.9	(26.3)
Benefit plans (net of tax of $(0.1), $(0.1), $(0.6), and $(0.3), respectively)	0.4	0.2	1.7	0.8
Other comprehensive income (loss)	25.1	15.4	12.0	(28.4)
Comprehensive income (loss) including noncontrolling interests	109.8	(31.1)	534.3	410.3
Add comprehensive loss (deduct comprehensive income) attributable to noncontrolling interests, principally in AmeriGas Partners prior to the AmeriGas Merger	0.6	44.6	0.5	(131.0)
Comprehensive income attributable to UGI Corporation	$110.4	$13.5	$534.8	$279.3
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Millions of dollars)

	Nine Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$522.3	$438.7
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	362.1	330.0
Deferred income tax benefit, net	(5.1)	(38.6)
Provision for uncollectible accounts	30.7	25.3
Changes in unrealized gains and losses on derivative instruments	(1.1)	200.7
Impairment of assets held-for-sale	51.6	—
Loss on extinguishments of debt	—	6.1
Income from equity investees	(22.0)	(4.6)
Other, net	(11.5)	7.2
Net change in:
Accounts receivable and accrued utility revenues	(69.7)	(51.3)
Inventories	28.0	101.2
Utility deferred fuel and power costs, net of changes in unsettled derivatives	21.8	(19.3)
Accounts payable	(37.3)	(97.9)
Derivative instruments collateral deposits received (paid)	8.6	(14.5)
Other current assets	77.4	79.4
Other current liabilities	7.0	(37.8)
Net cash provided by operating activities	962.8	924.6
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(471.1)	(510.2)
Acquisitions of businesses and assets, net of cash and restricted cash acquired	(0.4)	(58.4)
Other, net	21.5	5.1
Net cash used by investing activities	(450.0)	(563.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(204.4)	(142.8)
Distributions on AmeriGas Partners publicly held Common Units	—	(198.1)
Issuances of long-term debt, net of issuance costs	179.2	878.1
Repayments of long-term debt and finance leases	(66.9)	(728.5)
Decrease in short-term borrowings	(366.8)	(99.6)
Receivables Facility net (repayments) borrowings	(6.4)	55.0
Issuances of UGI Common Stock	2.3	15.3
Repurchases of UGI Common Stock	(38.3)	(16.9)
Other, net	—	(4.1)
Net cash used by financing activities	(501.3)	(241.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9.5	(5.7)
Cash, cash equivalents and restricted cash increase	$21.0	$113.8
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash at end of period	$531.8	$576.0
Cash, cash equivalents and restricted cash at beginning of period	510.8	462.2
Cash, cash equivalents and restricted cash increase	$21.0	$113.8
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Common stock, without par value
Balance, beginning of period	$1,408.6	$1,219.0	$1,396.9	$1,200.8
Common Stock issued in connection with employee and director plans, net of tax withheld	—	1.3	1.7	10.7
Equity-based compensation expense	4.2	3.6	14.9	12.4
Other	—	—	(0.7)	—
Balance, end of period	$1,412.8	$1,223.9	$1,412.8	$1,223.9
Retained earnings
Balance, beginning of period	$2,953.3	$2,818.2	$2,653.1	$2,610.7
Cumulative effect of change in accounting principle - ASC 606	—	—	—	(7.1)
Reclassification of stranded income tax effects related to TCJA	—	—	—	6.6
Losses on common stock transactions in connection with employee and director plans	(0.1)	(2.8)	(2.8)	(13.9)
Net income (loss) attributable to UGI	85.3	(1.9)	522.8	307.7
Cash dividends on UGI Common Stock ($0.33, $0.30, $0.98, and $0.82, respectively)	(68.8)	(52.3)	(204.4)	(142.8)
Other	—	—	1.0	—
Balance, end of period	$2,969.7	$2,761.2	$2,969.7	$2,761.2
Accumulated other comprehensive income (loss)
Balance, beginning of period	$(229.7)	$(160.8)	$(216.6)	$(110.4)
Reclassification of stranded income tax effects related to TCJA	—	—	—	(6.6)
Net losses on derivative instruments	(7.6)	(1.6)	(37.6)	(4.3)
Reclassification of net losses on derivative instruments	4.7	0.7	6.0	1.4
Benefit plans	0.4	0.2	1.7	0.8
Foreign currency adjustments	27.6	16.1	41.9	(26.3)
Balance, end of period	$(204.6)	$(145.4)	$(204.6)	$(145.4)
Treasury stock
Balance, beginning of period	$(51.7)	$(23.4)	$(15.9)	$(19.7)
Common Stock issued in connection with employee and director plans, net of tax withheld	0.5	4.6	4.9	20.6
Repurchases of UGI Common Stock	—	—	(38.3)	(16.9)
Reacquired UGI Common Stock - employee and director plans	—	—	(1.9)	(2.8)
Balance, end of period	$(51.2)	$(18.8)	$(51.2)	$(18.8)
Total UGI stockholders’ equity	$4,126.7	$3,820.9	$4,126.7	$3,820.9
Noncontrolling interests
Balance, beginning of period	$9.1	$463.0	$9.7	$418.6
Net (loss) income attributable to noncontrolling interests, principally in AmeriGas Partners prior to the AmeriGas Merger	(0.6)	(44.6)	(0.5)	131.0
Dividends and distributions	—	(65.8)	—	(197.3)
Other	0.2	0.2	(0.5)	0.5
Balance, end of period	$8.7	$352.8	$8.7	$352.8
Total equity	$4,135.4	$4,173.7	$4,135.4	$4,173.7
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

We conduct a domestic propane marketing and distribution business through AmeriGas Partners. AmeriGas Partners conducts a national propane distribution business through its principal operating subsidiary, AmeriGas OLP. AmeriGas Partners and AmeriGas OLP are Delaware limited partnerships. UGI’s wholly owned second-tier subsidiary, AmeriGas Propane, Inc., serves as the General Partner of AmeriGas Partners. On August 21, 2019, we completed the AmeriGas Merger pursuant to which we issued 34,612,847 shares of UGI Common Stock and paid $528.9 in cash to acquire all of the outstanding Common Units in AmeriGas Partners not already held by UGI or its subsidiaries, with the Partnership surviving as a wholly owned subsidiary of UGI. Prior to the AmeriGas Merger, UGI controlled the Partnership through its ownership of the General Partner, which held a 1% general partner interest (which included IDRs) and approximately 25.5% of the outstanding Common Units in AmeriGas Partners, and held an effective 27.0% ownership interest in AmeriGas OLP. The IDRs held by the General Partner prior to the AmeriGas Merger entitled it to receive distributions from AmeriGas Partners in excess of its general partner interest under certain circumstances. Incentive distributions received by the General Partner during the nine months ended June 30, 2019 were $34.3.

UGI International, through subsidiaries and affiliates, conducts (1) an LPG distribution business throughout much of Europe and (2) an energy marketing business in France, Belgium, the Netherlands and the United Kingdom. These businesses are conducted principally through our subsidiaries, UGI France, Flaga, AvantiGas, DVEP and UniverGas.

Energy Services conducts, directly and through subsidiaries, energy marketing, midstream transmission, LNG storage, natural gas gathering and processing, natural gas production, electricity generation and energy services businesses primarily in the Mid-Atlantic region of the U.S., eastern Ohio and the panhandle of West Virginia. UGID owns all or a portion of electricity generation facilities principally located in Pennsylvania. Energy Services and its subsidiaries’ storage and portions of its LNG and midstream transmission operations are subject to regulation by the FERC. In July 2020, Energy Services acquired GHI Energy, LLC, a Houston based renewable natural gas company. GHI Energy, LLC is primarily focused on providing vehicle fleets with renewable natural gas by coordinating supply from a portfolio of sources throughout the country.

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

We adopted this new guidance using the modified retrospective transition method. Amounts and disclosures related to periods prior to October 1, 2019 have not been restated and continue to be reported in accordance with ASC 840. We elected to apply the following practical expedients in accordance with the guidance upon adoption:

•Short-term leases: We did not recognize short-term leases (term of 12 months or less) on the balance sheet;
•Easements: We did not re-evaluate existing land easements that were not previously accounted for as leases; and
•Other: We did not reassess the classification of expired or existing contracts or determine whether they are or contain a lease. We also did not reassess whether initial direct costs qualify for capitalization under ASC 842.

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
UGI PennEast, LLC and four other members comprising wholly owned subsidiaries of Southern Company, New Jersey Resources, South Jersey Industries, and Enbridge, Inc., each hold a 20% membership interest in PennEast. In September 2019, a panel of the U.S. Court of Appeals for the Third Circuit ruled that New Jersey’s Eleventh Amendment immunity barred PennEast from bringing an eminent domain lawsuit in federal court, under the Natural Gas Act, against New Jersey or its agencies. The Third Circuit subsequently denied PennEast’s petition for rehearing en banc. PennEast also filed a petition for declaratory order with the FERC regarding interpretation of the Natural Gas Act; the FERC issued an order favorable to PennEast’s position on January 30, 2020. PennEast filed a petition for a writ of certiorari to seek U.S. Supreme Court review of the Third Circuit decision on February 18, 2020.  On June 29, 2020, the U.S. Supreme Court invited the U.S. Solicitor General to file a brief in the case expressing the views of the U.S. The ultimate outcome of these matters cannot be determined at this time, and could result in delays, additional costs, or the inability to move forward with the project, resulting in an impairment of all or a portion of our investment in PennEast.

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

	Cash, Cash Equivalents and Restricted Cash
	June 30, 2020	June 30, 2019	September 30, 2019	September 30, 2018
Cash and cash equivalents	$487.3	$533.7	$447.1	$452.6
Restricted cash	44.5	42.3	63.7	9.6
Cash, cash equivalents and restricted cash	$531.8	$576.0	$510.8	$462.2

Earnings Per Common Share. Basic earnings per share attributable to UGI stockholders reflect the weighted-average number of common shares outstanding. Diluted earnings per share attributable to UGI stockholders include the effects of dilutive stock options and common stock awards.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Shares used in computing basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Denominator (thousands of shares):
Weighted-average common shares outstanding — basic (a)	208,598	174,759	208,989	174,541
Incremental shares issuable for stock options and awards (b)	377	—	1,020	2,848
Weighted-average common shares outstanding — diluted	208,975	174,759	210,009	177,389
(a) The three and nine months ended June 30, 2020, reflects the August 2019 issuance of 34,613 shares of UGI Common Stock in connection with the AmeriGas Merger.
(b) For the three and nine months ended June 30, 2020, 7,083 shares associated with outstanding stock option awards were excluded from the computation of diluted earnings per share above because their effect was antidilutive. For the three months ended June 30, 2019, 2,576 of such shares have been excluded as such incremental shares would be antidilutive due to the net loss for the period. For the nine months ended June 30, 2019, 244 shares associated with outstanding stock option awards were excluded from the computation of diluted earnings per share above because their effect was antidilutive.

Derivative Instruments. Derivative instruments are reported on the Condensed Consolidated Balance Sheets at their fair values, unless the NPNS exception is elected. The accounting for changes in fair value depends upon the purpose of the derivative instrument, whether it is subject to regulatory ratemaking mechanisms or if it qualifies and is designated as a hedge for accounting purposes.

Certain of our derivative instruments qualify and are designated as cash flow hedges. For cash flow hedges, changes in the fair values of the derivative instruments are recorded in AOCI, to the extent effective at offsetting changes in the hedged item, until earnings are affected by the hedged item. We discontinue cash flow hedge accounting if occurrence of the forecasted transaction is determined to be no longer probable. Hedge accounting is also discontinued for derivatives that cease to be highly effective. We do not designate our commodity and certain foreign currency derivative instruments as hedges under GAAP. Changes in the fair values of these derivative instruments are reflected in net income. Gains and losses on substantially all of the commodity derivative instruments used by UGI Utilities are included in regulatory assets or liabilities because it is probable such gains and losses will be recoverable from, or refundable to, customers. From time to time, we also enter into net investment hedges. Gains and losses on net investment hedges that relate to our foreign operations are included in the cumulative translation adjustment component in AOCI until such foreign net investment is sold or liquidated.

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

Impairment of long-lived assets held for sale. On July 21, 2020, Energy Services, through a wholly owned subsidiary, entered into an agreement to sell its approximate 5.97% ownership interest in the Conemaugh generation station, a 1,711-megawatt, coal-fired electricity generation station located near Johnstown, Pennsylvania. As a result of this agreement to sell, the

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Company adjusted the carrying amount of these assets to their fair value and classified these assets as held for sale within the Midstream & Marketing segment as of June 30, 2020. The Company determined the fair value of such assets falls within Level 2 of the fair value hierarchy and was based upon the agreed upon sales price. During the three and nine months ended June 30, 2020, we recognized a non-cash, pre-tax impairment charge of $51.6 which amount is reflected in “Impairment of assets held-for-sale” on the Condensed Consolidated Statements of Income.

Other Non-Operating (Expense) Income, Net. Included in “Other non-operating (expense) income, net,” on the Condensed Consolidated Statements of Income are net gains (losses) on forward foreign currency contracts used to reduce volatility in net income associated with our foreign operations, amortization of excluded components of certain net investment hedges and non-service income (expense) associated with our pension and other postretirement plans.

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

Note 3 — Accounting Changes

New Accounting Standards Adopted in Fiscal 2020

Derivatives and Hedging. Effective October 1, 2019, the Company adopted ASU No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” This ASU amends and simplifies existing guidance to allow companies to more accurately present the economic effects of risk management activities in the financial statements. For cash flow and net investment hedges as of the adoption date, the guidance required a modified retrospective approach. The amended presentation and disclosure guidance was required prospectively. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

Leases. Effective October 1, 2019, the Company adopted new accounting guidance for leases in accordance with ASC 842. See Notes 2 and 9 for a detailed description of the impact of the new guidance and related disclosures.

Accounting Standards Not Yet Adopted

Credit Losses. In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU, as subsequently amended, requires entities to estimate lifetime expected credit losses for financial instruments not measured at fair value through net income, including trade and other receivables, net investments in leases, financial receivables, debt securities, and other financial instruments, which may result in earlier recognition of credit losses. Further, the new current expected credit loss model may affect how entities estimate their allowance for losses related to receivables that are current with respect to their payment terms. ASU 2016-13 is effective for the Company for interim and annual periods beginning October 1, 2020 (Fiscal 2021). Early adoption is permitted, however, the Company expects to adopt the new guidance in the first quarter of Fiscal 2021. The Company is in the process of assessing the impact on its financial statements from the adoption of the new guidance.

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

Reference Rate Reform. In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides entities with temporary optional guidance to

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
ease potential accounting burdens to transition away from LIBOR or other reference rates that are expected to be discontinued and replaced with alternative reference rates. This ASU applies to all entities that have contracts, hedging relationships and other transactions affected by reference rate reform. The provisions in this ASU, among other things, simplify contract modification accounting and allow hedging relationships affected by reference rate reform to continue. ASU 2020-04 is effective upon issuance and entities are able to apply the amendments prospectively through December 31, 2022. During the third quarter of Fiscal 2020, the Company elected certain optional expedients related to all outstanding cash flow hedging relationships and such elections did not have a material impact on its financial statements. The Company is in the process of determining the period in which other optional expedients will be elected.

Note 4 — Revenue from Contracts with Customers

The Company recognizes revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. See Note 4 in the Company’s 2019 Annual Report for additional information on our revenues from contracts with customers.

Revenue Disaggregation
The following tables present our disaggregated revenues by reportable segment for the three and nine months ended June 30, 2020 and 2019:

Three Months Ended June 30, 2020	Total	Eliminations (a)	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$103.3	$—	$—	$—	$—	$103.3	$—
Commercial & Industrial	29.9	—	—	—	—	29.9	—
Large delivery service	30.5	—	—	—	—	30.5	—
Off-system sales and capacity releases	4.9	(6.9)	—	—	—	11.8	—
Other	2.5	(0.6)	—	—	—	3.1	—
Total Utility	171.1	(7.5)	—	—	—	178.6	—
Non-Utility:
LPG:
Retail	622.0	—	371.4	250.6	—	—	—
Wholesale	32.4	—	10.3	22.1	—	—	—
Energy Marketing	222.9	(15.7)	—	80.2	158.4	—	—
Midstream:
Pipeline	39.7	—	—	—	39.7	—	—
Peaking	(1.1)	(4.6)	—	—	3.5	—	—
Other	2.0	—	—	—	2.0	—	—
Electricity Generation	6.5	—	—	—	6.5	—	—
Other	75.5	(0.5)	53.2	13.8	9.0	—	—
Total Non-Utility	999.9	(20.8)	434.9	366.7	219.1	—	—
Total revenues from contracts with customers	1,171.0	(28.3)	434.9	366.7	219.1	178.6	—
Other revenues (b)	28.3	(0.7)	16.0	4.8	3.4	0.5	4.3
Total revenues	$1,199.3	$(29.0)	$450.9	$371.5	$222.5	$179.1	$4.3

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Three Months Ended June 30, 2019	Total	Eliminations (a)	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$78.1	$—	$—	$—	$—	$78.1	$—
Commercial & Industrial	34.2	—	—	—	—	34.2	—
Large delivery service	27.8	—	—	—	—	27.8	—
Off-system sales and capacity releases	4.0	(10.1)	—	—	—	14.1	—
Other (c)	8.3	(0.8)	—	—	—	9.1	—
Total Utility	152.4	(10.9)	—	—	—	163.3	—
Non-Utility:
LPG:
Retail	754.1	—	405.9	348.2	—	—	—
Wholesale	44.5	—	8.8	35.7	—	—	—
Energy Marketing	274.8	(23.7)	—	80.4	218.1	—	—
Midstream:
Pipeline	17.6	—	—	—	17.6	—	—
Peaking	3.2	(3.2)	—	—	6.4	—	—
Other	0.1	—	—	—	0.1	—	—
Electricity Generation	8.9	—	—	—	8.9	—	—
Other	76.2	(1.1)	48.2	14.6	14.5	—	—
Total Non-Utility	1,179.4	(28.0)	462.9	478.9	265.6	—	—
Total revenues from contracts with customers	1,331.8	(38.9)	462.9	478.9	265.6	163.3	—
Other revenues (b)	31.9	(0.7)	15.8	7.7	1.7	0.6	6.8
Total revenues	$1,363.7	$(39.6)	$478.7	$486.6	$267.3	$163.9	$6.8

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Nine Months Ended June 30, 2020	Total	Eliminations (a)	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$498.9	$—	$—	$—	$—	$498.9	$—
Commercial & Industrial	192.9	—	—	—	—	192.9	—
Large delivery service	113.2	—	—	—	—	113.2	—
Off-system sales and capacity releases	44.1	(36.9)	—	—	—	81.0	—
Other	11.4	(1.8)	—	—	—	13.2	—
Total Utility	860.5	(38.7)	—	—	—	899.2	—
Non-Utility:
LPG:
Retail	2,910.7	—	1,714.8	1,195.9	—	—	—
Wholesale	172.2	—	51.1	121.1	—	—	—
Energy Marketing	1,004.9	(63.6)	—	348.6	719.9	—	—
Midstream:
Pipeline	128.0	—	—	—	128.0	—	—
Peaking	5.6	(96.6)	—	—	102.2	—	—
Other	5.5	—	—	—	5.5	—	—
Electricity Generation	23.1	—	—	—	23.1	—	—
Other	238.2	(2.1)	168.3	43.5	28.5	—	—
Total Non-Utility	4,488.2	(162.3)	1,934.2	1,709.1	1,007.2	—	—
Total revenues from contracts with customers	5,348.7	(201.0)	1,934.2	1,709.1	1,007.2	899.2	—
Other revenues (b)	86.1	(2.2)	49.1	17.2	10.0	1.8	10.2
Total revenues	$5,434.8	$(203.2)	$1,983.3	$1,726.3	$1,017.2	$901.0	$10.2

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Nine Months Ended June 30, 2019	Total	Eliminations (a)	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$494.1	$—	$—	$—	$—	$494.1	$—
Commercial & Industrial	202.5	—	—	—	—	202.5	—
Large delivery service	111.4	—	—	—	—	111.4	—
Off-system sales and capacity releases	41.1	(57.5)	—	—	—	98.6	—
Other (c)	5.5	(2.3)	—	—	—	7.8	—
Total Utility	854.6	(59.8)	—	—	—	914.4	—
Non-Utility:
LPG:
Retail	3,389.4	—	2,002.4	1,387.0	—	—	—
Wholesale	198.3	—	55.0	143.3	—	—	—
Energy Marketing	1,295.8	(117.6)	—	386.2	1,027.2	—	—
Midstream:
Pipeline	59.4	—	—	—	59.4	—	—
Peaking	13.3	(93.6)	—	—	106.9	—	—
Other	1.8	—	—	—	1.8	—	—
Electricity Generation	32.2	—	—	—	32.2	—	—
Other	239.7	(2.5)	165.9	39.7	36.6	—	—
Total Non-Utility	5,229.9	(213.7)	2,223.3	1,956.2	1,264.1	—	—
Total revenues from contracts with customers	6,084.5	(273.5)	2,223.3	1,956.2	1,264.1	914.4	—
Other revenues (b)	85.5	(2.5)	47.2	24.3	5.0	1.8	9.7
Total revenues	$6,170.0	$(276.0)	$2,270.5	$1,980.5	$1,269.1	$916.2	$9.7

(a)Includes intersegment revenues principally among Midstream & Marketing, UGI Utilities and AmeriGas Propane.
(b)Primarily represents revenues from tank rentals at AmeriGas Propane and UGI International, revenues from certain gathering assets at Midstream & Marketing, and gains and losses on commodity derivative instruments not associated with current-period transactions reflected in Corporate & Other, none of which are within the scope of ASC 606 and are accounted for in accordance with other GAAP.
(c)UGI Utilities includes an unallocated negative surcharge revenue increase (reduction) of $3.3 and $(11.3) for the three and nine months ended June 30, 2019, respectively, as a result of a PAPUC Order issued May 17, 2018, related to the TCJA.

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
Contract liabilities arise when payment from a customer is received before the performance obligations have been satisfied and represent the Company’s obligations to transfer goods or services to a customer for which we have received consideration. The balances of contract liabilities were $76.5, $114.1 and $75.0 at June 30, 2020, September 30, 2019 and June 30, 2019, respectively, and are included in “Other current liabilities” and “Other noncurrent liabilities” on the Condensed Consolidated

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Balance Sheets. Revenues recognized for the nine months ended June 30, 2020 and 2019, from the amounts included in contract liabilities at September 30, 2019 and October 1, 2018, were $87.9 and $89.3, respectively.

Remaining Performance Obligations
The Company has elected to use practical expedients as allowed in ASC 606 to exclude disclosures related to the aggregate amount of the transaction price allocated to certain performance obligations that are unsatisfied as of the end of the reporting period because these contracts have an initial expected term of one year or less, or we have a right to bill the customer in an amount that corresponds directly with the value of services provided to the customer to date. Certain contracts with customers at Midstream & Marketing and UGI Utilities contain minimum future performance obligations through 2047 and 2053, respectively. At June 30, 2020, Midstream & Marketing and UGI Utilities expect to record approximately $1.9 billion and $0.2 billion of revenues, respectively, related to the minimum future performance obligations over the remaining terms of the related contracts.

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

The Company has accounted for the CMG Acquisition using the acquisition method. The components of the final CMG purchase price allocations are as follows:

Assets acquired:
Cash	$0.3
Accounts receivable	10.2
Prepaid expenses and other current assets	1.1
Property, plant and equipment	613.6
Investment in Pennant	88.0
Intangible assets (a)	250.0
Total assets acquired	$963.2

Liabilities assumed:
Accounts payable	$3.3
Other noncurrent liabilities	0.1
Total liabilities assumed	3.4
Goodwill	324.6
Net consideration transferred (including working capital adjustments)	$1,284.4

(a)Represents customer relationships having an average amortization period of 35 years.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
We allocated the purchase price of the acquisition to identifiable intangible assets and property, plant and equipment based on estimated fair values as follows:
•Customer relationships were valued using a multi-period, excess earnings method. Key assumptions used in this method include discount rates, growth rates and cash flow projections. These assumptions are most sensitive and susceptible to change as they require significant management judgment; and
•Property, plant and equipment were valued based on estimated fair values primarily using depreciated replacement cost and market value methods.
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
The impact of the CMG Acquisition on a pro forma basis as if the CMG Acquisition had occurred on October 1, 2018 was not material to the Company’s revenues or net income for the three and nine months ended June 30, 2019.

Note 6 — Inventories

Inventories comprise the following:

	June 30, 2020	September 30, 2019	June 30, 2019
Non-utility LPG and natural gas	$134.7	$150.2	$141.6
Gas Utility natural gas	10.7	26.6	15.5
Materials, supplies and other	55.4	53.1	58.0
Total inventories	$200.8	$229.9	$215.1

At June 30, 2020, UGI Utilities was party to three principal SCAAs with terms of up to three years. Pursuant to the SCAAs, UGI Utilities has, among other things, released certain natural gas storage and transportation contracts for the terms of the SCAAs. UGI Utilities also transferred certain associated natural gas storage inventories upon commencement of the SCAAs, will receive a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the terms of the SCAAs. The historical cost of natural gas storage inventories released under the SCAAs, which represents a portion of Gas Utility’s total natural gas storage inventories, and any exchange receivable (representing amounts of natural gas inventories used by the other parties to the agreement but not yet replenished for which UGI Utilities has the rights), are included in the caption “Gas Utility natural gas” in the table above. For all periods presented, all of UGI Utilities’ SCAAs were with Energy Services, the effects of which are eliminated in consolidation.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 7 — Goodwill and Intangible Assets

Goodwill and intangible assets comprise the following:

	June 30, 2020	September 30, 2019	June 30, 2019
Goodwill	$3,482.7	$3,456.4	$3,159.1
Intangible assets:
Customer relationships	$1,046.2	$1,038.4	$789.3
Trademarks and tradenames	11.8	16.2	16.4
Noncompete agreements and other	68.1	46.4	55.4
Accumulated amortization	(503.7)	(441.8)	(432.7)
Intangible assets, net (definite-lived)	622.4	659.2	428.4
Trademarks and tradenames (indefinite-lived)	47.1	49.4	51.6
Total intangible assets, net	$669.5	$708.6	$480.0

Amortization expense of intangible assets was $22.1 and $14.6 for the three months ended June 30, 2020 and 2019, respectively, and $61.5 and $43.7 for the nine months ended June 30, 2020 and 2019, respectively. The estimated aggregate amortization expense of intangible assets for the remainder of Fiscal 2020 and for the next four fiscal years is as follows: remainder of Fiscal 2020 — $20.2; Fiscal 2021 — $67.5; Fiscal 2022 — $59.6; Fiscal 2023 — $57.1; Fiscal 2024 — $55.8.

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

	June 30, 2020	September 30, 2019	June 30, 2019
Regulatory assets:
Income taxes recoverable	$133.3	$115.2	$123.9
Underfunded pension and postretirement plans	168.5	178.6	81.8
Environmental costs	61.8	59.5	56.6
Removal costs, net	22.1	28.3	29.3
Other	12.9	14.0	9.0
Total regulatory assets	$398.6	$395.6	$300.6
Regulatory liabilities (a):
Postretirement benefit overcollections	$13.4	$14.5	$16.5
Deferred fuel and power refunds	27.9	6.1	12.4
State tax benefits — distribution system repairs	29.0	25.0	25.2
PAPUC Temporary Rates Order	10.0	31.3	25.4
Excess federal deferred income taxes	275.3	279.5	282.7
Other	2.0	2.4	14.0
Total regulatory liabilities	$357.6	$358.8	$376.2
(a)Regulatory liabilities are included in “Other current liabilities” and “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets.

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

Gas Utility uses derivative instruments to reduce volatility in the cost of gas it purchases for retail core-market customers. Realized and unrealized gains or losses on natural gas derivative instruments are included in deferred fuel and power costs or refunds. Net unrealized gains (losses) on such contracts at June 30, 2020, September 30, 2019 and June 30, 2019 were $1.0, $(2.2) and $(2.1), respectively.

Other Regulatory Matters

Base Rate Filings. On January 28, 2020, Gas Utility filed a request with the PAPUC to increase its annual base distribution operating revenues by $74.6 annually, which was suspended by the PAPUC for a period extending to October 28, 2020, in accordance with standard regulatory practice. Thereafter, in response to a COVID-19 related motion to extend the suspension period indefinitely, the Company voluntarily extended the end of the suspension period to November 19, 2020. On August 3, 2020, a joint petition for settlement of all issues supported, or not opposed by all active parties, was filed with the PAPUC (the “Joint Petition”). Under the terms of the Joint Petition, Gas Utility will be permitted to increase its annual base distribution rates by $20.0, through a phased approach, with $10.0 beginning January 1, 2021 and an additional $10.0 beginning July 1, 2021. Additionally, Gas Utility will be authorized to implement a DSIC once Gas Utility total property, plant and equipment less accumulated depreciation reaches $2,875.0, with this threshold being unchanged from Gas Utility’s 2019 base rate case. The Joint Petition also includes enhanced COVID-19 customer assistance measures, including the establishment of an Emergency Relief Program for a defined set of payment troubled customers (“ERP”). Additionally, the Joint Petition would permit the Gas Utility to establish a regulatory asset for certain incremental expenses attributable to the ongoing COVID-19 pandemic, most notably expenses related to the ERP and uncollectible accounts expense, through the effective date of rates in the next Gas Utility base rate case, to be recovered and amortized over a 10-year period. The Joint Petition is subject to receipt of a recommended decision by a PAPUC administrative law judge and an order of the PAPUC approving the settlement. The Company cannot predict the timing or the ultimate outcome of the rate case review process.

On January 28, 2019, Gas Utility filed a rate request with the PAPUC to increase the base operating revenues for residential, commercial, and industrial customers throughout its Pennsylvania service territory by an aggregate $71.1. On October 4, 2019, the PAPUC issued a final Order approving a settlement that permitted Gas Utility, effective October 11, 2019, to increase its base distribution revenues by $30.0 under a single consolidated tariff, approved a plan for uniform class rates, and permitted Gas Utility to extend its Energy Efficiency and Conservation and Growth Extension Tariff programs by an additional term of five years. The PAPUC’s final Order approved a negative surcharge, to return to customers $24.0 of tax benefits experienced by Gas Utility over the period January 1, 2018 to June 30, 2018, plus applicable interest, in accordance with the May 17, 2018 PAPUC Order, which became effective for a twelve-month period beginning on October 11, 2019, the effective date of Gas Utility’s new base rates.

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

ROU assets and lease liabilities recorded in the Condensed Consolidated Balance Sheet are as follows:

	June 30, 2020	Location on the Balance Sheet
ROU assets:
Operating lease ROU assets	$397.4	Other assets
Finance lease ROU assets	52.8	Property, plant and equipment
Total ROU assets	$450.2

Lease liabilities:
Operating lease liabilities — current	$83.2	Other current liabilities
Operating lease liabilities — noncurrent	320.8	Other noncurrent liabilities
Finance lease liabilities — current	5.6	Current maturities of long-term debt
Finance lease liabilities — noncurrent	41.0	Long-term debt
Total lease liabilities	$450.6

The components of lease cost are as follows:

	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
Operating lease cost	$22.4	$76.1
Finance lease cost:
Amortization of ROU assets	0.5	3.7
Interest on lease liabilities	0.7	1.9
Variable lease cost	1.6	4.4
Short-term lease cost	0.8	2.4
Total lease cost	$26.0	$88.5

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
The following table presents the cash and non-cash activity related to lease liabilities included in the Condensed Consolidated Statement of Cash Flows occurring during the period:

Nine Months Ended June 30, 2020
Cash paid related to lease liabilities:
Operating cash flows — operating leases	$76.3
Operating cash flows — finance leases	$1.9
Financing cash flows — finance leases	$2.7

Non-cash lease liability activities:
ROU assets obtained in exchange for operating lease liabilities (including the impact upon adoption)	$464.3
ROU assets obtained in exchange for finance lease liabilities	$21.5

The following table presents the weighted-average remaining lease term and weighted-average discount rate as of June 30, 2020:

Weighted-average remaining lease term	In years
Operating leases	6.2
Finance leases	2.3

Weighted-average discount rate	%
Operating leases	3.9%
Finance leases	2.0%

Expected annual lease payments based on maturities of operating and finance leases, as well as a reconciliation to the lease liabilities on the Condensed Consolidated Balance Sheet, as of June 30, 2020, were as follows:

	Remainder of Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	After Fiscal 2024	Total Lease Payments	Imputed Interest	Lease Liabilities
Operating leases:	$24.9	$92.9	$77.7	$68.4	$58.6	$133.5	$456.0	$(52.0)	$404.0
Finance leases:	$1.6	$5.1	$4.0	$3.4	$3.1	$85.9	$103.1	$(56.5)	$46.6
Approximately 85% of the operating lease liabilities presented above relates to AmeriGas Propane.

At June 30, 2020, operating and finance leases that had not yet commenced were not material.

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
Prior to the Utility Merger, each of UGI Utilities and its subsidiaries, CPG and PNG, were subject to COAs with the PADEP to address the remediation of specified former MGP sites in Pennsylvania. In accordance with the COAs, as amended to recognize the Utility Merger, UGI Utilities, as the successor to CPG and PNG, is required to either obtain a certain number of points per calendar year based on defined eligible environmental investigatory and/or remedial activities at the MGPs and in the case of one COA, an additional obligation to plug specific natural gas wells, or make expenditures for such activities in an amount equal to an annual environmental cost cap (i.e. minimum expenditure threshold). The annual cost cap of the three COAs, in the aggregate, is $5.4. The three COAs are currently scheduled to terminate at the end of 2031, 2020 and 2020. UGI Utilities has initiated discussions with the PADEP to consolidate the three COAs into one agreement that, when finalized, would supersede the existing agreements as of the effective date and have a termination date of 2031. At June 30, 2020, September 30, 2019 and June 30, 2019, our aggregate estimated accrued liabilities for environmental investigation and remediation costs related to the COAs totaled $55.3, $50.4 and $47.6, respectively.

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

The NYDEC commenced implementation of the remediation plan in the spring of 2018. Based on our evaluation of the available information as of June 30, 2020, the Partnership has an undiscounted environmental remediation liability of $7.5 related to the site. Our share of the actual remediation costs could be significantly more or less than the accrued amount.

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

On October 2, 2019, the Partnership reached an agreement to resolve the claims of the direct purchaser class of plaintiffs; the agreement received final court approval on June 18, 2020.

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

The service cost component of our pension and other postretirement plans, net of amounts capitalized, is reflected in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income. The non-service cost component, net of amounts capitalized by UGI Utilities as a regulatory asset, is reflected in “Other non-operating (expense) income, net” on the

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Condensed Consolidated Statements of Income. Net periodic pension cost and other postretirement benefit cost include the following components:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended June 30,	2020	2019	2020	2019
Service cost	$2.8	$2.5	$0.1	$—
Interest cost	5.7	6.8	0.1	0.2
Expected return on assets	(9.4)	(9.0)	(0.2)	(0.2)
Amortization of:
Prior service cost (benefit)	0.1	0.1	(0.1)	(0.1)
Actuarial loss	3.8	1.9	—	—
Net cost (benefit)	3.0	2.3	(0.1)	(0.1)
Change in associated regulatory liabilities	—	—	(0.3)	(0.3)
Net cost (benefit) after change in regulatory liabilities	$3.0	$2.3	$(0.4)	$(0.4)

	Pension Benefits		Other Postretirement Benefits
Nine Months Ended June 30,	2020	2019	2020	2019
Service cost	$8.4	$7.6	$0.2	$0.1
Interest cost	17.3	20.4	0.4	0.5
Expected return on assets	(28.2)	(27.1)	(0.6)	(0.6)
Curtailment gain	(1.1)	—	—	—
Amortization of:
Prior service cost (benefit)	0.2	0.2	(0.3)	(0.3)
Actuarial loss (gain)	11.3	5.8	0.1	(0.1)
Net cost (benefit)	7.9	6.9	(0.2)	(0.4)
Change in associated regulatory liabilities	—	—	(1.0)	(1.0)
Net cost (benefit) after change in regulatory liabilities	$7.9	$6.9	$(1.2)	$(1.4)

The U.S. Pension Plan’s assets are held in trust and consist principally of publicly traded, diversified equity and fixed income mutual funds and, to a much lesser extent, UGI Common Stock. It is our general policy to fund amounts for U.S. Pension Plan benefits equal to at least the minimum required contribution set forth in applicable employee benefit laws. During the nine months ended June 30, 2020 and 2019, the Company made cash contributions to the U.S. Pension Plan of $9.5 and $8.2, respectively. The Company expects to make additional cash contributions of approximately $3.0 to the U.S. Pension Plan during the remainder of Fiscal 2020.

UGI Utilities has established a VEBA trust to pay retiree health care and life insurance benefits by depositing into the VEBA the annual amount of postretirement benefits costs, if any, determined under GAAP. There were no required contributions to the VEBA during the nine months ended June 30, 2020 and 2019.

We also sponsor unfunded and non-qualified supplemental executive defined benefit retirement plans. Net costs associated with these plans for the three and nine months ended June 30, 2020 and 2019, were not material.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 13 — Fair Value Measurements

Recurring Fair Value Measurements

The following table presents, on a gross basis, our financial assets and liabilities, including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
June 30, 2020:
Derivative instruments:
Assets:
Commodity contracts	$38.3	$29.3	$—	$67.6
Foreign currency contracts	$—	$49.0	$—	$49.0
Liabilities:
Commodity contracts	$(57.7)	$(114.2)	$—	$(171.9)
Foreign currency contracts	$—	$(7.0)	$—	$(7.0)
Interest rate contracts	$—	$(59.0)	$—	$(59.0)
Non-qualified supplemental postretirement grantor trust investments (a)	$41.4	$—	$—	$41.4
September 30, 2019:
Derivative instruments:
Assets:
Commodity contracts	$32.0	$10.1	$—	$42.1
Foreign currency contracts	$—	$59.0	$—	$59.0
Liabilities:
Commodity contracts	$(62.3)	$(112.7)	$—	$(175.0)
Foreign currency contracts	$—	$(4.3)	$—	$(4.3)
Interest rate contracts	$—	$(12.3)	$—	$(12.3)
Non-qualified supplemental postretirement grantor trust investments (a)	$39.7	$—	$—	$39.7
June 30, 2019:
Derivative instruments:
Assets:
Commodity contracts	$30.1	$24.3	$—	$54.4
Foreign currency contracts	$—	$29.5	$—	$29.5
Liabilities:
Commodity contracts	$(44.8)	$(62.4)	$—	$(107.2)
Foreign currency contracts	$—	$(5.2)	$—	$(5.2)
Interest rate contracts	$—	$(7.8)	$—	$(7.8)
Non-qualified supplemental postretirement grantor trust investments (a)	$40.8	$—	$—	$40.8
(a)Consists primarily of mutual fund investments held in grantor trusts associated with non-qualified supplemental retirement plans (see Note 12).

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

	June 30, 2020	September 30, 2019	June 30, 2019
Carrying amount	$6,036.2	$5,856.6	$4,347.1
Estimated fair value	$6,208.1	$6,189.3	$4,571.3

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
The remainder of our long-term debt is typically issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time, we enter into IRPAs. We account for IRPAs as cash flow hedges. There were no unsettled IRPAs during any of the periods presented. At June 30, 2020, the amount of pre-tax net losses associated with interest rate hedges (excluding pay-fixed, receive-variable interest rate swaps) expected to be reclassified into earnings during the next twelve months is $3.5.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
From time to time, we also enter into forward foreign currency exchange contracts to reduce the volatility of the U.S. dollar value of a portion of our UGI International euro-denominated net investments. We account for these foreign currency exchange contracts as net investment hedges and all changes in the fair value of these contracts are reported in the cumulative translation adjustment component in AOCI. During the third quarter of Fiscal 2020, we changed the method used for measuring ineffectiveness of our net investment hedges from the forward rate method to the spot rate method and the income statement impact of the change was not material.

Certain euro-denominated long-term debt issued under the 2018 UGI International Credit Facilities Agreement and the UGI International 3.25% Senior Notes have been designated as net investment hedges of a portion of our UGI International euro-denominated net investment. We recognized pre-tax (losses) gains associated with these net investment hedges in the cumulative translation adjustment component in AOCI of $(13.2) and $(9.8) during the three months ended June 30, 2020 and 2019, respectively, and $(21.7) and $0.5 during the nine months ended June 30, 2020 and 2019, respectively.

Quantitative Disclosures Related to Derivative Instruments

The following table summarizes by derivative type the gross notional amounts related to open derivative contracts at June 30, 2020, September 30, 2019 and June 30, 2019, and the final settlement date of the Company's open derivative transactions as of June 30, 2020, excluding those derivatives that qualified for the NPNS exception:

			Notional Amounts (in millions)
Type	Units	Settlements Extending Through	June 30, 2020	September 30, 2019	June 30, 2019
Commodity Price Risk:
Regulated Utility Operations
Gas Utility NYMEX natural gas futures and option contracts	Dekatherms	June 2021	15.5	23.3	16.5
Non-utility Operations
LPG swaps	Gallons	September 2022	889.6	800.4	635.2
Natural gas futures, forward and pipeline contracts	Dekatherms	December 2024	180.8	196.1	191.4
Natural gas basis swap contracts	Dekatherms	December 2024	159.0	131.1	90.3
NYMEX natural gas storage futures contracts	Dekatherms	March 2021	2.5	0.3	1.7
NYMEX natural gas option contracts	Dekatherms	N/A	—	2.4	—
NYMEX propane storage futures contracts	Gallons	September 2020	0.9	0.5	0.5
Electricity long forward and futures contracts	Kilowatt hours	January 2024	4,549.5	3,098.1	3,140.0
Electricity short forward and futures contracts	Kilowatt hours	April 2024	405.5	366.7	589.3
Interest Rate Risk:
Interest rate swaps	Euro	October 2022	€300.0	€300.0	€300.0
Interest rate swaps	USD	July 2024	$1,347.4	$1,357.3	$114.1
Foreign Currency Exchange Rate Risk:
Forward foreign currency exchange contracts	USD	September 2023	$439.5	$516.0	$436.7
Net investment hedge forward foreign exchange contracts	Euro	October 2024	€172.8	€172.8	€172.8

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Derivative Instrument Credit Risk

We are exposed to risk of loss in the event of nonperformance by our derivative instrument counterparties. Our derivative instrument counterparties principally comprise large energy companies and major U.S. and international financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits or entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. Certain of these agreements call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. Additionally, our commodity exchange traded futures contracts generally require cash deposits in margin accounts. Restricted cash in brokerage accounts is reported in “Restricted cash” on the Condensed Consolidated Balance Sheets. Although we have concentrations of credit risk associated with derivative instruments, the maximum amount of loss we would incur if these counterparties failed to perform according to the terms of their contracts, based upon the gross fair values of the derivative instruments, was not material at June 30, 2020. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At June 30, 2020, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Fair Value of Derivative Instruments

The following table presents the Company’s derivative assets and liabilities by type, as well as the effects of offsetting:

	June 30, 2020	September 30, 2019	June 30, 2019
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	$24.8	$17.4	$7.3
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	2.6	1.4	1.0
Derivatives not designated as hedging instruments:
Commodity contracts	65.0	40.7	53.4
Foreign currency contracts	24.2	41.6	22.2
	89.2	82.3	75.6
Total derivative assets — gross	116.6	101.1	83.9
Gross amounts offset in the balance sheet	(42.4)	(29.0)	(25.5)
Total derivative assets — net	$74.2	$72.1	$58.4
Derivative liabilities:
Derivatives designated as hedging instruments:
Interest rate contracts	$(59.0)	$(12.3)	$(7.8)
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	(1.6)	(3.7)	(3.1)
Derivatives not designated as hedging instruments:
Commodity contracts	(170.3)	(171.3)	(104.1)
Foreign currency contracts	(7.0)	(4.3)	(5.2)
	(177.3)	(175.6)	(109.3)
Total derivative liabilities — gross	(237.9)	(191.6)	(120.2)
Gross amounts offset in the balance sheet	42.4	29.0	25.5
Cash collateral pledged	20.7	29.3	2.3
Total derivative liabilities — net	$(174.8)	$(133.3)	$(92.4)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Effects of Derivative Instruments

The following tables provide information on the effects of derivative instruments on the Condensed Consolidated Statements of Income and changes in AOCI for the three and nine months ended June 30, 2020 and 2019:

Three Months Ended June 30,:
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income		Location of Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:	2020	2019	2020	2019
Foreign currency contracts	$—	$—	$—	$0.2	Cost of sales
Interest rate contracts	(10.7)	(2.2)	(6.6)	(1.1)	Interest expense
Total	$(10.7)	$(2.2)	$(6.6)	$(0.9)

Net Investment Hedges:
Foreign currency contracts	$(2.4)	$0.4

	Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2020	2019	Location of Gain (Loss) Recognized in Income
Commodity contracts	$126.4	$(58.6)	Cost of sales
Commodity contracts	6.0	7.2	Revenues
Commodity contracts	1.2	—	Operating and administrative expenses
Foreign currency contracts	(5.1)	0.4	Other non-operating (expense) income, net
Total	$128.5	$(51.0)

Nine Months Ended June 30,:
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income		Location of Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:	2020	2019	2020	2019
Foreign currency contracts	$—	$1.2	$—	$2.3	Cost of sales
Cross-currency contracts	—	(0.1)	—	(0.3)	Interest expense/other operating income, net
Interest rate contracts	(52.6)	(7.4)	(8.4)	(3.9)	Interest expense
Total	$(52.6)	$(6.3)	$(8.4)	$(1.9)

Net Investment Hedges:
Foreign currency contracts	$7.4	$7.2

	Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2020	2019	Location of Gain (Loss) Recognized in Income
Commodity contracts	$(112.2)	$(244.5)	Cost of sales
Commodity contracts	14.1	9.0	Revenues
Commodity contracts	0.9	(0.3)	Operating and administrative expenses
Foreign currency contracts	(4.7)	17.1	Other non-operating (expense) income, net
Total	$(101.9)	$(218.7)

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

Note 15 — Accumulated Other Comprehensive Income (Loss)

The tables below present changes in AOCI, net of tax, during the three and nine months ended June 30, 2020 and 2019:

Three Months Ended June 30, 2020	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — March 31, 2020	$(24.4)	$(54.1)	$(151.2)	$(229.7)
Other comprehensive (loss) income before reclassification adjustments (after-tax)	—	(7.6)	27.6	20.0
Amounts reclassified from AOCI:
Reclassification adjustments (pre-tax)	0.5	6.6	—	7.1
Reclassification adjustments tax benefit	(0.1)	(1.9)	—	(2.0)
Reclassification adjustments (after-tax)	0.4	4.7	—	5.1
Other comprehensive income (loss) attributable to UGI	0.4	(2.9)	27.6	25.1
AOCI — June 30, 2020	$(24.0)	$(57.0)	$(123.6)	$(204.6)

Three Months Ended June 30, 2019	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — March 31, 2019	$(13.3)	$(21.8)	$(125.7)	$(160.8)
Other comprehensive (loss) income before reclassification adjustments (after-tax)	—	(1.6)	16.1	14.5
Amounts reclassified from AOCI:
Reclassification adjustments (pre-tax)	0.3	0.9	—	1.2
Reclassification adjustments tax benefit	(0.1)	(0.2)	—	(0.3)
Reclassification adjustments (after-tax)	0.2	0.7	—	0.9
Other comprehensive income (loss) attributable to UGI	0.2	(0.9)	16.1	15.4
AOCI — June 30, 2019	$(13.1)	$(22.7)	$(109.6)	$(145.4)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Nine Months Ended June 30, 2020	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2019	$(25.7)	$(25.4)	$(165.5)	$(216.6)
Other comprehensive (loss) income before reclassification adjustments (after-tax)	—	(37.6)	41.9	4.3
Amounts reclassified from AOCI:
Reclassification adjustments (pre-tax)	2.3	8.4	—	10.7
Reclassification adjustments tax benefit	(0.6)	(2.4)	—	(3.0)
Reclassification adjustments (after-tax)	1.7	6.0	—	7.7
Other comprehensive income (loss) attributable to UGI	1.7	(31.6)	41.9	12.0
AOCI — June 30, 2020	$(24.0)	$(57.0)	$(123.6)	$(204.6)

Nine Months Ended June 30, 2019	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2018	$(11.0)	$(16.1)	$(83.3)	$(110.4)
Other comprehensive loss before reclassification adjustments (after-tax)	—	(4.3)	(26.3)	(30.6)
Amounts reclassified from AOCI:
Reclassification adjustments (pre-tax)	1.1	1.9	—	3.0
Reclassification adjustments tax benefit	(0.3)	(0.5)	—	(0.8)
Reclassification adjustments (after-tax)	0.8	1.4	—	2.2
Other comprehensive income (loss) attributable to UGI	0.8	(2.9)	(26.3)	(28.4)
Reclassification of stranded income tax effects related to TCJA	(2.9)	(3.7)	—	(6.6)
AOCI — June 30, 2019	$(13.1)	$(22.7)	$(109.6)	$(145.4)
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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Three Months Ended June 30, 2020	Total	Eliminations		AmeriGas Propane	UGI International		Midstream & Marketing		UGI Utilities	Corporate & Other (a)
Revenues from external customers	$1,199.3	$—		$450.9	$371.5		$201.7		$171.6	$3.6
Intersegment revenues	$—	$(29.0)	(b)	$—	$—		$20.8		$7.5	$0.7
Cost of sales	$416.6	$(28.2)	(b)	$177.9	$198.6		$159.2		$67.9	$(158.8)
Operating income	$173.9	$0.1		$18.8	$17.5	(c)	$12.8		$20.9	$103.8
Income (loss) from equity investees	7.5	—		—	(0.1)		7.6	(d)	—	—
Other non-operating (expense) income, net	(3.9)	—		—	2.9		—		—	(6.8)
Earnings before interest expense and income taxes	177.5	0.1		18.8	20.3		20.4		20.9	97.0
Interest expense	(80.8)	—		(40.2)	(7.9)		(11.5)		(13.8)	(7.4)
Income (loss) before income taxes	$96.7	$0.1		$(21.4)	$12.4		$8.9		$7.1	$89.6
Noncontrolling interests’ net loss	$(0.6)	$—		$—	$(0.6)		$—		$—	$—
Depreciation and amortization	$122.5	$(0.1)		$45.0	$30.8		$19.4		$26.6	$0.8
Capital expenditures (including the effects of accruals)	$133.6	$—		$30.0	$20.0		$15.2		$68.3	$0.1

Three Months Ended June 30, 2019 (e)	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing		UGI Utilities	Corporate & Other (a)
Revenues from external customers	$1,363.7	$—		$478.7	$486.6	$239.3		$153.0	$6.1
Intersegment revenues	$—	$(39.6)	(b)	$—	$—	$28.0		$10.9	$0.7
Cost of sales	$781.4	$(38.5)	(b)	$210.3	$278.5	$225.4		$61.0	$44.7
Operating income (loss)	$9.6	$0.2		$(1.2)	$27.5	$2.7		$20.4	$(40.0)
Income from equity investees	1.5	—		—	—	1.5	(d)	—	—
Other non-operating income (expense), net	0.7	—		—	1.2	0.1		0.4	(1.0)
Earnings (loss) before interest expense and income taxes	11.8	0.2		(1.2)	28.7	4.3		20.8	(41.0)
Interest expense	(60.5)	—		(41.6)	(5.8)	(0.7)		(12.4)	—
(Loss) income before income taxes	$(48.7)	$0.2		$(42.8)	$22.9	$3.6		$8.4	$(41.0)
Noncontrolling interests’ net loss	$(44.6)	$—		$(40.7)	$(0.1)	$—		$—	$(3.8)
Depreciation and amortization	$109.9	$(0.2)		$44.0	$30.8	$11.8		$23.2	$0.3
Capital expenditures (including the effects of accruals)	$166.0	$—		$21.0	$24.1	$36.4		$84.5	$—

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Nine Months Ended June 30, 2020	Total	Eliminations		AmeriGas Propane	UGI International		Midstream & Marketing		UGI Utilities	Corporate & Other (a)
Revenues from external customers	$5,434.8	$—		$1,983.3	$1,726.3		$854.8		$862.3	$8.1
Intersegment revenues	$—	$(203.2)	(b)	$—	$—		$162.4		$38.7	$2.1
Cost of sales	$2,672.8	$(200.7)	(b)	$792.7	$968.6		$721.7		$403.5	$(13.0)
Operating income (loss)	$913.0	$0.1		$390.1	$230.1	(c)	$139.2		$228.7	$(75.2)
Income from equity investees	22.0	—		—	—		22.0	(d)	—	—
Other non-operating (expense) income, net	(3.7)	—		—	16.6		—		(0.2)	(20.1)
Earnings (loss) before interest expense and income taxes	931.3	0.1		390.1	246.7		161.2		228.5	(95.3)
Interest expense	(247.3)	—		(123.9)	(23.2)		(34.4)		(40.9)	(24.9)
Income (loss) before income taxes	$684.0	$0.1		$266.2	$223.5		$126.8		$187.6	$(120.2)
Noncontrolling interests’ net loss	$(0.5)	$—		$—	$(0.5)		$—		$—	$—
Depreciation and amortization	$362.1	$(0.3)		$133.8	$92.4		$56.8		$78.1	$1.3
Capital expenditures (including the effects of accruals)	$444.4	$—		$104.4	$61.9		$61.2		$216.8	$0.1
As of June 30, 2020
Total assets	$13,843.4	$(364.7)		$4,311.0	$3,208.1		$2,740.2		$3,708.5	$240.3
Short-term borrowings	$423.1	$—		$162.0	$181.1		$40.0		$40.0	$—
Goodwill	$3,482.7	$—		$2,003.0	$955.4		$342.2		$182.1	$—

Nine Months Ended June 30, 2019 (e)	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing		UGI Utilities	Corporate & Other (a)
Revenues from external customers	$6,170.0	$—		$2,270.5	$1,980.5	$1,055.4		$856.4	$7.2
Intersegment revenues	$—	$(276.0)	(b)	$—	$—	$213.7		$59.8	$2.5
Cost of sales	$3,633.3	$(272.9)	(b)	$1,024.0	$1,171.8	$1,052.2		$438.5	$219.7
Operating income (loss)	$716.1	$0.2		$412.7	$212.7	$95.1		$217.3	$(221.9)
Income from equity investees	4.6	—		—	0.1	4.5	(d)	—	—
Loss on extinguishments of debt	(6.1)	—		—	—	—		—	(6.1)
Other non-operating income, net	17.6	—		—	5.0	0.1		1.2	11.3
Earnings (loss) before interest expense and income taxes	732.2	0.2		412.7	217.8	99.7		218.5	(216.7)
Interest expense	(181.7)	—		(126.2)	(17.3)	(1.7)		(36.3)	(0.2)
Income (loss) before income taxes	$550.5	$0.2		$286.5	$200.5	$98.0		$182.2	$(216.9)
Noncontrolling interests’ net income (loss)	$131.0	$—		$180.1	$0.2	$—		$—	$(49.3)
Depreciation and amortization	$330.0	$(0.3)		$134.0	$92.8	$34.8		$68.0	$0.7
Capital expenditures (including the effects of accruals)	$479.0	$—		$77.8	$74.0	$93.8		$232.6	$0.8
As of June 30, 2019
Total assets	$12,018.9	$(116.9)		$3,789.4	$3,168.0	$1,444.7		$3,375.6	$358.1
Short-term borrowings	$380.2	$—		$248.5	$0.7	$55.0		$76.0	$—
Goodwill	$3,159.1	$—		$2,003.0	$956.2	$17.8		$182.1	$—

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
(a)Corporate & Other includes specific items attributable to our reportable segments that are not included in the segment profit measures used by our CODM in assessing our reportable segments’ performance or allocating resources. The following table presents such pre-tax gains (losses) which have been included in Corporate & Other, and the reportable segments to which they relate, for the three and nine months ended June 30, 2020 and 2019:

Three Months Ended June 30, 2020	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
Net gains on commodity derivative instruments not associated with current-period transactions	Revenues / Cost of sales	$59.9	$77.8	$24.8
Unrealized losses on foreign currency derivative instruments	Other non-operating (expense) income, net	$—	$(6.8)	$—
Acquisition and integration expenses associated with the CMG Acquisition	Operating and administrative expenses	$—	$—	$(0.2)
LPG business transformation expenses	Operating and administrative expenses	$(2.7)	$(3.7)	$—
Impairment of assets held-for-sale	Impairment of assets held-for-sale	$—	$—	$(51.6)

Three Months Ended June 30, 2019	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
Net losses on commodity derivative instruments not associated with current-period transactions	Revenues / Cost of sales	$(3.4)	$(10.8)	$(24.5)
Unrealized losses on foreign currency derivative instruments	Other non-operating (expense) income, net	$—	$(0.8)	$—
AmeriGas Merger expenses	Operating and other administrative expenses	$(1.8)	$—	$—

Nine Months Ended June 30, 2020	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Revenues / Cost of sales	$48.2	$(53.8)	$26.8
Unrealized losses on foreign currency derivative instruments	Other non-operating (expense) income, net	$—	$(20.1)	$—
Acquisition and integration expenses associated with the CMG Acquisition	Operating and administrative expenses	$—	$—	$(1.9)
LPG business transformation expenses	Operating and administrative expenses	$(26.7)	$(15.9)	$—
Impairment of assets held-for-sale	Impairment of assets held-for-sale	$—	$—	$(51.6)

Nine Months Ended June 30, 2019	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
Net losses on commodity derivative instruments not associated with current-period transactions	Revenues / Cost of sales	$(64.8)	$(136.7)	$(11.1)
Unrealized gains on foreign currency derivative instruments	Other non-operating (expense) income, net	$—	$11.9	$—
Loss on extinguishments of debt	Loss on extinguishments of debt	$—	$(6.1)	$—
AmeriGas Merger expenses	Operating and administrative expenses	$(2.7)	$—	$—

(b)Represents the elimination of intersegment transactions principally among Midstream & Marketing, UGI Utilities and AmeriGas Propane.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
(c)Beginning October 1, 2019, UGI International is allocated a portion of indirect corporate expenses. Prior to October 1, 2019, these expenses were billed to its parent company, which is included in Corporate & Other.
(d)Includes AFUDC associated with PennEast. The three and nine months ended June 30, 2020 also includes equity income from Pennant (see Note 5).
(e)Segment information recast to reflect the changes adopted during the fourth quarter of Fiscal 2019 in the segment measure of profit used by our CODM to evaluate the performance of our reportable segments.

Note 17 — Global LPG Business Transformation Initiatives

During the fourth quarter of Fiscal 2019, we began executing on multi-year business transformation initiatives at our AmeriGas Propane and UGI International business segments. These initiatives are designed to improve long-term operational performance by, among other things, reducing costs and improving efficiency in the areas of sales and marketing, supply and logistics, operations, purchasing, and administration. In addition, these business transformation initiatives focus on enhancing the customer experience through, among other things, enhanced customer relationship management and an improved digital customer experience. In connection with these initiatives, during the three and nine months ended June 30, 2020, we recognized $6.4 and $42.6, respectively, of expenses principally comprising consulting, advisory, marketing and employee-related costs. These expenses are primarily reflected in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income.

Note 18 — Impact of Global Pandemic

In March 2020, the WHO declared a global pandemic attributable to the outbreak and continued spread of COVID-19 that has had a significant impact throughout the global economy. In connection with the mitigation and containment procedures recommended by the WHO, the CDC, and as imposed by federal, state, and local governmental authorities, including shelter-in-place orders, quarantines and similar restrictions, the Company implemented a variety of procedures to protect its employees, third-party business partners, and customers worldwide. The Company continues to provide essential products and services to its global customers in a safe and reliable manner, and will continue to do so in compliance with mandated restrictions presented by each of the markets it serves. The Company continues to evaluate and react to the potential effects of a prolonged disruption and the continued impact on its results of operations. These items may include, but are not limited to: the financial condition of its customers; decreased availability and demand for its products and services; realization of accounts receivable; impairment considerations related to certain current assets, long-lived assets and goodwill; delays related to current and future projects; and the effects of government stimulus efforts including tax legislation in response to COVID-19. While its operational and financial performance have been significantly impacted by COVID-19 in Fiscal 2020, the Company cannot predict the duration or magnitude of the outbreak and the total effects on its business, financial position, results of operations, liquidity or cash flows at this time.
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. Among other things, the CARES Act includes provisions which modify the NOL limitation and carryback rules including a five-year carryback for NOLs and the temporary removal of the 80 percent limitation on NOL utilization for taxable years beginning before January 1, 2021. The Company’s annual effective income tax rate for Fiscal 2020 reflects anticipated tax benefits resulting from the carryback of an NOL for Fiscal 2020 pursuant to the provisions of the CARES Act.
On July 20, 2020, the U.S. Department of the Treasury and the IRS released regulations which modify the Global Intangible Low-Taxed Income (“GILTI”) provisions of the IRC, as well as proposed regulations related to other IRC provisions. The Company is evaluating the elections available under these revised and proposed regulations, including any impact on anticipated benefits under the CARES Act, and expects the effects of these changes to provide a significant tax benefit in the fourth quarter of Fiscal 2020.
However, the Company has not yet filed its U.S. income tax return for Fiscal 2020, and continues to evaluate other U.S. tax positions or strategies that could affect U.S. taxable income or loss.  Accordingly, the impacts on the Company’s income tax provisions and taxes payable or refundable related to the CARES Act and the GILTI provisions are subject to change.

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

These factors, and those factors set forth in Item 1A. Risk Factors in the Company’s 2019 Annual Report and the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events except as required by the federal securities laws.

ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Company’s results of operations for the 2020 three-month period with the 2019 three-month period and the 2020 nine-month period with the 2019 nine-month period. Our analyses of results of operations should be read in conjunction with the segment information included in Note 16 to Condensed Consolidated Financial Statements.

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

UGI CORPORATION AND SUBSIDIARIES
Recent Developments

In March 2020, the WHO declared a global pandemic attributable to the outbreak and continued spread of COVID-19 that has had a significant impact throughout the global economy. In connection with the mitigation and containment procedures recommended by the WHO, the CDC, and as imposed by federal, state, and local governmental authorities, including shelter-in-place orders, quarantines and similar restrictions, we implemented a variety of procedures to protect our employees, third-party business partners, and customers worldwide. Although our results for Fiscal 2020 have been negatively impacted by COVID-19, we continue to provide essential products and services to our global customers in a safe and reliable manner and will continue to do so in compliance with mandated restrictions presented by each of the markets we serve. We continue to evaluate and react to the potential effects of a prolonged disruption and the continued impact on our results of operations. These items may include, but are not limited to: the financial condition of our customers; decreased availability and demand for our products and services; realization of accounts receivable; impairment considerations related to certain current assets, long-lived assets and goodwill; delays related to current and future projects; and the effects of government stimulus efforts including tax legislation in response to COVID-19. We also remain focused on managing our financial condition and liquidity throughout this global crisis.
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. Among other things, the CARES Act includes provisions which modify the NOL limitation and carryback rules including a five-year carryback for NOLs and the temporary removal of the 80 percent limitation on NOL utilization for taxable years beginning before January 1, 2021.
On July 20, 2020, the U.S. Department of the Treasury and the IRS released regulations which modify the GILTI provisions of the IRC, as well as proposed regulations related to other IRC provisions. The Company is evaluating the elections available under these revised and proposed regulations, including any impact on anticipated benefits under the CARES Act, and expects the effects of these changes to provide a significant tax benefit in the fourth quarter of Fiscal 2020.
For additional information related to the CARES Act and its impact on our results of operations, see “Interest Expense and Income Taxes” below.
While our operational and financial performance have been significantly impacted by COVID-19 in Fiscal 2020, we cannot predict the duration or total magnitude of the pandemic and the total effects on our business, financial position, results of operations, liquidity or cash flows at this time.
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

At AmeriGas Propane, we are focused on efficiency and effectiveness initiatives in the following key areas: customer digital experience; customer relationship management; operating process redesign and specialization; distribution and routing optimization; sales and marketing effectiveness; purchasing and general and administrative efficiencies; and supply and logistics. The business activities will be carried out over the next two years and, once completed, are expected to provide more than $120 million of annual savings that will allow us to improve profitability and cash flow through operational efficiencies and expense reductions and enable increased investment into base business customer retention and growth initiatives, including the reduction of margins in select segments of our base business. We estimate the total cost of executing on these initiatives, including approximately $100 million of related capital expenditures, to be approximately $175 million.

At our UGI International LPG business, we launched an initiative in Fiscal 2019 and embarked on a process of identifying operational synergies across all 17 countries in which we currently do business. We call this initiative Project Alliance, the goal of which is to focus attention on enhanced customer service and safe and efficient operations through the establishment of two centers of excellence. One such center will be focused on commercial excellence to identify and execute projects that improve

UGI CORPORATION AND SUBSIDIARIES
the customer’s experience. The second center will be focused on operational excellence across our distribution network and our filling centers. These efforts will be executed primarily over the next two years and, once completed, are expected to generate over €30 million of annual savings. We estimate the total cumulative cost of executing on these Project Alliance initiatives, including approximately €20 million related to IT capital expenditures, to be approximately €55 million.

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
The following tables reconcile net income attributable to UGI Corporation, the most directly comparable GAAP measure, to adjusted net income attributable to UGI Corporation, and reconcile diluted earnings per share, the most comparable GAAP measure, to adjusted diluted earnings per share, to reflect the adjustments referred to above:

UGI CORPORATION AND SUBSIDIARIES

Adjusted net income attributable to UGI Corporation	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
AmeriGas Propane	$(15.1)	$(2.0)	$197.5	$76.3
UGI International	(11.3)	14.8	137.0	141.2
Midstream & Marketing	6.7	2.2	92.7	71.3
UGI Utilities	4.1	6.7	147.3	139.4
Corporate & Other (a)	100.9	(23.6)	(51.7)	(120.5)
Net income (loss) attributable to UGI Corporation	85.3	(1.9)	522.8	307.7
Net (gains) losses on commodity derivative instruments not associated with current-period transactions (net of tax of $46.8, $(11.1), $5.2, and $(47.5), respectively)	(115.7)	25.0	(16.0)	117.7
Unrealized losses (gains) on foreign currency derivative instruments (net of tax of $(1.9), $(0.3), $(5.7), and $3.4, respectively)	4.9	0.5	14.4	(8.5)
Loss on extinguishments of debt (net of tax of $0, $0, $0, and $(1.9), respectively)	—	—	—	4.2
AmeriGas Merger expenses (net of tax of $0, $(0.1), $0, and $(0.2), respectively)	—	0.3	—	0.5
Acquisition and integration expenses associated with the CMG Acquisition (net of tax of $0, $0, $(0.5), and $0, respectively)	0.2	—	1.4	—
LPG business transformation expenses (net of tax of $(1.9), $0, $(12.2), and $0, respectively)	4.5	—	30.4	—
Impairment of assets held-for-sale (net of tax of $(14.9), $0, $(14.9), and $0, respectively)	36.7	—	36.7	—
Total adjustments (a) (b)	(69.4)	25.8	66.9	113.9
Adjusted net income attributable to UGI Corporation	$15.9	$23.9	$589.7	$421.6

	Three Months Ended June 30,		Nine Months Ended June 30,
Adjusted diluted earnings (loss) per share	2020	2019	2020	2019
AmeriGas Propane	$(0.07)	$(0.01)	$0.94	$0.43
UGI International	(0.05)	0.08	0.65	0.79
Midstream & Marketing	0.03	0.01	0.44	0.40
UGI Utilities	0.02	0.04	0.70	0.79
Corporate & Other (a)	0.48	(0.13)	(0.24)	(0.68)
Earnings (loss) per share - diluted (c)	0.41	(0.01)	2.49	1.73
Net (gains) losses on commodity derivative instruments not associated with current-period transactions (d)	(0.55)	0.14	(0.07)	0.67
Unrealized losses (gains) on foreign currency derivative instruments	0.02	—	0.07	(0.04)
Loss on extinguishments of debt	—	—	—	0.02
AmeriGas Merger expenses	—	—	—	—
Acquisition and integration expenses associated with the CMG Acquisition	—	—	0.01	—
LPG business transformation expenses	0.02	—	0.14	—
Impairment of assets held-for-sale	0.18	—	0.17	—
Total adjustments (a) (c)	(0.33)	0.14	0.32	0.65
Adjusted earnings per share - diluted (c) (e)	$0.08	$0.13	$2.81	$2.38

UGI CORPORATION AND SUBSIDIARIES
(a)Corporate & Other includes certain adjustments made to our reporting segments in arriving at net income attributable to UGI Corporation, including the impact of the anticipated tax benefits resulting from the carryback of an NOL for Fiscal 2020 pursuant to the provisions of the CARES Act.  These adjustments have been excluded from the segment results to align with the measure used by our CODM in assessing segment performance and allocating resources.  See “Interest Expense and Income Taxes” below and Note 16 to Condensed Consolidated Financial Statements for additional information related to these adjustments, as well as other items included within Corporate & Other.
(b)Income taxes associated with pre-tax adjustments determined using statutory business unit tax rates.
(c)Earnings per share for the 2020 three- and nine-month periods reflect 34.6 million incremental shares of UGI Common Stock issued in conjunction with the AmeriGas Merger.
(d)Includes the effects of rounding.
(e)Adjusted earnings per share for the three months ended June 30, 2019, is based upon fully diluted shares of 177.336 million.

EXECUTIVE OVERVIEW

Three months ended June 30, 2020 and 2019

Discussion. Net income attributable to UGI Corporation in accordance with GAAP for the 2020 three-month period was $85.3 million (equal to $0.41 per diluted share) compared to net loss attributable to UGI Corporation for the 2019 three-month period of $1.9 million (equal to $(0.01) per diluted share). GAAP net income in the 2020 three-month period reflects higher net gains from changes in unrealized gains and losses on commodity derivative instruments and a tax benefit resulting from the carryback of an NOL under the CARES Act. The effect of these items was partially offset by an impairment charge related to assets held for sale, the impacts of COVID-19 on business unit operating results, LPG business transformation expenses recorded in the 2020 three-month period, and higher interest and depreciation and amortization expense compared to the prior-year period. Fiscal 2020 results also reflect the full ownership of AmeriGas Partners as a result of the AmeriGas Merger completed in August 2019, as well as the earnings per share impact of 34.6 million shares of UGI Common Stock issued in connection with this transaction.

Adjusted net income attributable to UGI Corporation for the 2020 three-month period was $15.9 million (equal to $0.08 per diluted share) compared to adjusted net income attributable to UGI Corporation for the 2019 three-month period of $23.9 million (equal to $0.13 per diluted share). The decrease in adjusted net income attributable to UGI Corporation during the 2020 three-month period principally reflects a larger net loss attributable to the full ownership of AmeriGas Partners, the effects of COVID-19 on volumes and business unit operating results, and higher interest and depreciation and amortization expense compared to the prior-year period. These factors were partially offset by incremental net income related to UGI Appalachia, the effects of significantly colder weather in the U.S. compared to the prior-year period, and a lower effective income tax rate in the 2020 three-month period which includes a current-year NOL benefit resulting from the CARES Act partially offset by higher taxes on foreign source income related to lower anticipated utilization of foreign tax attributes.
While our results for the three months ended June 30, 2020, reflect average temperatures that were significantly colder than the prior year at our domestic reportable segments, there are significantly fewer heating degree days in our fiscal third quarter than in our fiscal first and second quarters. As a result, year-over-year variances in temperatures during the three months ended June 30 have less of an impact on the comparison of our results than variances in temperatures during the fiscal first and second quarters.
The increase in adjusted net loss from AmeriGas Propane in the 2020 three-month period reflects the inclusion of 100% of AmeriGas Propane’s seasonal loss in the current-year period as a result of the AmeriGas Merger. Operating results for the Partnership improved principally reflecting lower operating and administrative expenses and a slight improvement in total margin.
UGI International adjusted net loss was $11.3 million in the 2020 three month period as compared to adjusted net income of $14.8 million in the 2019 three-month period reflecting the effects of significantly warmer weather and the impacts of COVID-19 on margin during the current-year period, partially offset by lower operating and administrative expenses.

Midstream & Marketing adjusted net income in the 2020 three-month period increased $4.5 million compared to the prior-year period. This increase principally reflects incremental net income from UGI Appalachia, which includes the effects of increased depreciation and amortization expense and interest expense related to debt issued to finance a portion of its acquisition.
UGI Utilities 2020 three-month period adjusted net income decreased $2.6 million compared to the prior-year period. Increases in depreciation expense, operating and administrative expenses, and interest expense in the 2020 three-month period were largely offset by higher total margin which benefited from colder weather compared to the prior-year period.

UGI CORPORATION AND SUBSIDIARIES
Nine months ended June 30, 2020 and 2019

Discussion. Net income attributable to UGI Corporation in accordance with GAAP for the 2020 nine-month period was $522.8 million (equal to $2.49 per diluted share) compared to net income attributable to UGI Corporation for the 2019 nine-month period of $307.7 million (equal to $1.73 per diluted share). GAAP net income in the 2020 nine-month period reflects lower net losses from changes in unrealized gains and losses on commodity derivative instruments and certain foreign currency derivative instruments, the full ownership of AmeriGas Partners as a result of the AmeriGas Merger completed in August 2019, and a tax benefit resulting from the carryback of an NOL under the CARES Act. These factors were partially offset by an impairment charge related to assets held for sale, higher interest and depreciation and amortization expense compared to the prior-year period, and the effects of LPG business transformation expenses in the 2020 nine-month period. Fiscal 2020 earnings per share amounts include the impact of 34.6 million shares of UGI Common Stock issued in connection with the AmeriGas Merger transaction.

Adjusted net income attributable to UGI Corporation for the 2020 nine-month period was $589.7 million (equal to $2.81 per diluted share) compared to adjusted net income attributable to UGI Corporation for the 2019 nine-month period of $421.6 million (equal to $2.38 per diluted share). The increase in adjusted net income attributable to UGI Corporation during the 2020 nine-month period reflects higher earnings contributions from our domestic business segments despite the effects of warmer weather and COVID-19 on business unit operating results. The higher adjusted net income attributable to UGI includes the effects of the previously mentioned AmeriGas Merger and incremental earnings from UGI Appalachia, including increased interest expense from debt issued in conjunction with these transactions. Adjusted net income in the 2020 nine-month period also reflects an NOL benefit resulting from the CARES Act partially offset by higher taxes on foreign source income related to lower anticipated utilization of foreign tax attributes.
The significant increase in adjusted net income attributable to UGI from AmeriGas Propane in the 2020 nine-month period reflects the inclusion of 100% of AmeriGas Propane’s results in the current-year period as a result of the AmeriGas Merger and lower operating and administrative expenses. These positive factors were partially offset by lower total margin.
UGI International adjusted net income was $4.2 million lower in the 2020 nine-month period reflecting higher income taxes, the effects of significantly warmer weather and the impacts of COVID-19 on margin, and higher interest expense during the current-year period, partially offset by decreased operating and administrative expenses. Although UGI International 2020 nine-month period adjusted net income was impacted by a weaker euro compared to the prior-year period, adjusted net income also benefited from higher realized gains on foreign currency exchange contracts.
Midstream & Marketing adjusted net income in the 2020 nine-month period was $21.4 million higher than the prior-year period. This increase principally reflects incremental net income from UGI Appalachia, which includes the effects of increased depreciation and amortization expense and interest expense related to debt issued to finance a portion of its acquisition.
UGI Utilities 2020 nine-month period adjusted net income increased $7.9 million compared to the prior-year period principally attributable to an increase in total margin, reflecting incremental margin from an increase in Gas Utility base rates effective October 11, 2019, and lower operating and administrative expenses. The increase in total margin resulting from the increase in Gas Utility base rates was partially offset by the effects of warmer weather compared to the prior-year and reduced volumes attributable to COVID-19. Depreciation and interest expense also increased during the current-year period.

UGI CORPORATION AND SUBSIDIARIES
SEGMENT RESULTS OF OPERATIONS

2020 Three-Month Period Compared to the 2019 Three-Month Period
AmeriGas Propane

For the three months ended June 30,	2020	2019	Increase (Decrease)
(Dollars in millions)
Revenues	$450.9	$478.7	$(27.8)	(5.8)%
Total margin (a)	$273.0	$268.4	$4.6	1.7%
Operating and administrative expenses	$209.7	$232.3	$(22.6)	(9.7)%
Operating income (loss)/earnings (loss) before interest expense and income taxes	$18.8	$(1.2)	$20.0	N.M.
Retail gallons sold (millions)	182.4	188.5	(6.1)	(3.2)%
Heating degree days—% colder than normal (b)	14.5%	—%	—	—
(a)Total margin represents total revenues less total cost of sales.
(b)Deviation from average heating degree days for the 15-year period 2002-2016 based upon national weather statistics provided by NOAA for 344 Geo Regions in the United States, excluding Alaska and Hawaii.
N.M. – Variance is not meaningful

Average temperatures during the 2020 three-month period were 14.5% colder than normal and the prior-year period. Total retail gallons sold during the 2020 three-month period were 3.2% lower than the prior-year period principally reflecting the effects of COVID-19, structural conservation and other residual volume loss. These decreases were partially offset by increased cylinder exchange volumes and higher volumes related to colder weather compared to the prior-year period.

Total revenues decreased $27.8 million during the 2020 three-month period reflecting lower retail propane revenues ($34.4 million) compared to the prior-year period, partially offset by higher other revenues related primarily to new cylinder tank sales ($5.0 million) and higher wholesale propane revenues ($1.6 million). The decrease in retail propane revenues reflects lower average retail selling prices ($21.6 million) and the lower total retail volumes sold ($12.9 million) compared to the prior-year period. Average daily wholesale propane commodity prices during the 2020 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 26% lower than such prices during the 2019 three-month period. Total cost of sales decreased $32.4 million during the 2020 three-month period principally reflecting the effects of the lower average propane product costs ($35.5 million) partially offset by higher wholesale propane volumes ($2.9 million).

AmeriGas Propane total margin increased $4.6 million in the 2020 three-month period primarily attributable to higher average retail unit margins ($11.9 million), including higher margin from the cylinder exchange program, partially offset by the previously mentioned decrease in total retail volumes sold ($7.2 million).

Operating income and earnings before interest expense and income taxes each increased $20.0 million in the 2020 three-month period reflecting the previously mentioned increase in total margin and lower operating and administrative expenses ($22.6 million) compared to the prior-year period, partially offset by lower other income attributable to the suspension of customer late payment fees as part of our response to COVID-19. The decrease in operating and administrative expenses in the 2020 three-month period reflects, among other things, lower litigation expense ($10.0 million), lower employee compensation and benefits-related costs ($7.8 million), and decreased vehicle operating and maintenance expenses ($3.5 million). The lower operating and administrative expenses reflect the partial benefits related to the previously mentioned ongoing LPG transformation initiatives.

UGI CORPORATION AND SUBSIDIARIES
UGI International

For the three months ended June 30,	2020	2019	Decrease
(Dollars in millions)
Revenues	$371.5	$486.6	$(115.1)	(23.7)%
Total margin (a)	$172.9	$203.1	$(30.2)	(14.9)%
Operating and administrative expenses	$127.6	$151.0	$(23.4)	(15.5)%
Operating income	$17.5	$27.5	$(10.0)	(36.4)%
Earnings before interest expense and income taxes	$20.3	$28.7	$(8.4)	(29.3)%
LPG retail gallons sold (millions)	137.1	175.7	(38.6)	(22.0)%
Heating degree days—% (warmer) than normal (b)	(12.3)%	10.8%	—	—
(a)Total margin represents revenues less cost of sales and, in the 2019 three-month period, French energy certificate costs of $5.0 million. For financial statement purposes, French energy certificate costs in the 2019 three-month period are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating and administrative expenses presented above). In the 2020 three-month period, French energy certificate costs are included in “Cost of sales” on the Condensed Consolidated Statements of Income.
(b)Deviation from average heating degree days for the 15-year period 2002-2016 at locations in our UGI International service territories.

Average temperatures during the 2020 three-month period were 12.3% warmer than normal and 20.8% warmer than the prior-year period. Total LPG retail gallons sold during the 2020 three-month period were 22.0% lower principally reflecting the effects of the warmer weather on heating-related bulk sales, the impacts of COVID-19 on commercial and industrial volumes, and the termination of a low-margin autogas contract in Italy. During the 2020 three-month period, average wholesale prices for propane and butane in northwest Europe were approximately 34% and 37% lower, respectively, compared with the prior-year period.

UGI International base-currency results are translated into U.S. dollars based upon exchange rates experienced during the reporting periods. Differences in these translation rates affect the comparison of line item amounts presented in the table above. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During the 2020 and 2019 three-month periods, the average unweighted euro-to-dollar translation rates were approximately $1.10 and $1.12, respectively, and the average unweighted British pound sterling-to-dollar translation rates were approximately $1.24 and $1.28, respectively.

UGI International revenues and cost of sales decreased by $115.1 million and $84.9 million, respectively, during the 2020 three-month period compared to the prior year. These decreases to both revenues and cost of sales principally reflect the effects of the lower total retail and wholesale LPG volumes, lower average LPG selling prices and product costs, and the translation effects of the weaker euro (approximately $11 million impact on revenues and $6 million impact on cost of sales, respectively).

UGI International total margin decreased $30.2 million during the 2020 three-month period compared to the prior year. This decrease reflects the previously mentioned lower total retail and wholesale LPG volumes, the translation effects of the weaker euro (approximately $5 million), and lower margins from energy marketing compared to the prior-year period. The effect of these factors was partially offset by higher average LPG unit margins including margin management efforts and lower LPG product costs.

UGI International operating income and earnings before interest expense and income taxes decreased $10.0 million and $8.4 million, respectively, during the 2020 three-month period. The decrease in operating income largely reflects the decrease in total margin and the absence of a customer contract settlement recorded in the prior-year period partially offset by lower operating and administrative expenses ($23.4 million) compared to the prior-year period. The decrease in operating and administrative expenses is largely attributable to decreased distribution and maintenance costs attributable to the reduced LPG volumes, lower compensation and employee benefits-related costs, and the translation effects of the weaker euro (approximately $4 million). The decrease in UGI International earnings before interest expense and income taxes in the 2020 three-month period reflects the lower operating income partially offset by a non-service pension benefit compared to the prior-year period.

UGI CORPORATION AND SUBSIDIARIES
Midstream & Marketing

For the three months ended June 30,	2020	2019	Increase (Decrease)
(Dollars in millions)
Revenues	$222.5	$267.3	$(44.8)	(16.8)%
Total margin (a)	$63.3	$41.9	$21.4	51.1%
Operating and administrative expenses	$31.2	$27.4	$3.8	13.9%
Operating income	$12.8	$2.7	$10.1	374.1%
Earnings before interest expense and income taxes	$20.4	$4.3	$16.1	374.4%
(a)Total margin represents revenues less cost of sales.

Average temperatures across Midstream & Marketing’s energy marketing territory during the three months ended June 30, 2020 were 21.4% colder than normal and 43.0% colder than the prior-year period.

Midstream & Marketing’s 2020 three-month period revenues were $44.8 million lower than the prior-year period principally reflecting decreased natural gas revenues ($58.3 million) and, to a much lesser extent, lower services-related revenues ($7.4 million) and peaking revenues ($2.9 million). The effect of these factors was partially offset by higher natural gas gathering revenues ($24.6 million) primarily attributable to incremental revenues from UGI Appalachia. The significant decrease in natural gas revenues is primarily attributable to significantly lower average natural gas prices during the 2020 three-month period and, to a much lesser extent, lower natural gas volumes. Midstream & Marketing cost of sales were $159.2 million in the 2020 three-month period compared to $225.4 million in the prior-year period. The $66.2 million decrease in cost of sales principally reflects decreased natural gas costs ($57.0 million) largely attributable to lower average natural gas commodity prices and, to a much lesser extent, lower services-related costs ($5.4 million) and peaking costs ($2.0 million).

Midstream & Marketing total margin increased $21.4 million in the 2020 three-month period principally reflecting higher natural gas gathering total margin ($24.6 million) largely attributable to incremental margin from UGI Appalachia and, to a much lesser extent, higher capacity management margin ($2.4 million). The effect of these increases was partially offset by decreased retail commodity margin ($2.3 million) largely related to lower commercial volumes attributable to COVID-19, lower services-related margin ($2.0 million) and decreased electric generation margin ($1.5 million) compared to the prior-year period.

Midstream & Marketing operating income and earnings before interest expense and income taxes increased $10.1 million and $16.1 million, respectively, during the 2020 three-month period. The increase in operating income principally reflects the previously mentioned increase in total margin partially offset by higher depreciation and amortization expense ($7.6 million) and increased operating and administrative expenses ($3.8 million). The higher depreciation and amortization expense and operating and administrative expenses are largely attributable to UGI Appalachia. The increase in earnings before interest expense and income taxes principally reflects the increase in operating income ($10.1 million) and equity income from Pennant, a natural gas gathering and processing equity interest that was acquired as part of UGI Appalachia.

UGI CORPORATION AND SUBSIDIARIES
UGI Utilities

For the three months ended June 30,	2020	2019	Increase
(Dollars in millions)
Revenues	$179.1	$163.9	$15.2	9.3%
Total margin (a)	$110.2	$102.0	$8.2	8.0%
Operating and administrative expenses (a)	$61.7	$58.5	$3.2	5.5%
Operating income	$20.9	$20.4	$0.5	2.5%
Earnings before interest expense and income taxes	$20.9	$20.8	$0.1	0.5%
Gas Utility system throughput—bcf
Core market	11.5	9.0	2.5	27.8%
Total	60.6	59.1	1.5	2.5%
Electric Utility distribution sales - gwh	219.4	209.0	10.4	5.0%
Gas Utility heating degree days—% colder (warmer) than normal (b)	12.6%	(27.1)%	—	—

(a)Total margin represents revenues less cost of sales and revenue-related taxes (i.e., Electric Utility gross receipts taxes) of $1.0 million and $0.9 million during the three months ended June 30, 2020 and 2019, respectively. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating and administrative expenses presented above).
(b)Deviation from average heating degree days for the 15-year period 2000-2014 based upon weather statistics provided by NOAA for airports located within Gas Utility’s service territory.

Temperatures in Gas Utility’s service territory during the 2020 three-month period were 12.6% colder than normal and 54.4% colder than the prior-year period. Gas Utility core market volumes increased during the 2020 three-month period (2.5 bcf) reflecting the effects of the colder weather, growth in the number of core market customers and higher average use per customer, partially offset by volume reductions attributable to COVID-19. Total Gas Utility distribution system throughput increased 1.5 bcf during the 2020 three-month period reflecting the higher core market volumes and higher large firm delivery service volumes (1.8 bcf), partially offset by lower interruptible delivery service volumes (2.8 bcf). Electric Utility distribution sales volumes were higher than the prior-year period principally reflecting the impact of colder weather.
UGI Utilities revenues increased $15.2 million in the 2020 three-month period compared to the prior-year period primarily attributable to increased Gas Utility revenues. Higher Gas Utility core market revenues ($20.3 million), which reflect the increase in base rates which became effective October 11, 2019 and the higher core market throughput, were partially offset by lower revenues associated with off-system sales ($2.8 million) and the effects of an adjustment in the 2019 three-month period ($3.3 million) related to credits provided to customers in connection with the TCJA.

UGI Utilities cost of sales was $67.9 million in the 2020 three-month period compared with $61.0 million in the three months ended June 30, 2019, principally reflecting an increase in Gas Utility cost of sales ($6.8 million). The higher Gas Utility cost of sales is largely attributable to the effects of the increased core market volumes ($10.2 million) partially offset by lower PGC rates.

UGI Utilities total margin increased $8.2 million during the 2020 three-month period primarily attributable to higher total margin from Gas Utility core market customers ($14.6 million) partially offset by the previously mentioned customer credit adjustment ($3.3 million) reflected in the 2019 three-month period and lower revenues from customer account fees in response to COVID-19. The increased margin attributable to core market customers was largely related to the previously mentioned increases in core market volumes and base rates.

UGI Utilities operating income and earnings before interest expense and income taxes increased $0.5 million and $0.1 million, respectively, during the 2020 three-month period. The slight improvement in operating income largely reflects the previously mentioned increase in total margin largely offset by higher depreciation expense ($3.4 million) and higher operating and administrative expenses ($3.2 million). The increased depreciation expense is attributable to continued IT and distribution system capital expenditure activity. The higher operating and administrative expenses reflect, among other things, increases in uncollectible accounts expense related to the effects of COVID-19, IT maintenance and consulting expenses, and employee compensation and benefits-related expenses compared to the prior-year period. The slight improvement in earnings before interest expense and income taxes reflects the higher operating income and the absence of a non-service pension benefit compared to the prior-year period.

UGI CORPORATION AND SUBSIDIARIES

Interest Expense and Income Taxes

Our consolidated interest expense during the 2020 three-month period was $80.8 million, compared to $60.5 million during the 2019 three-month period. The significant increase in interest expense principally reflects higher interest expense on long-term debt outstanding including debt incurred by UGI Corporation and Energy Services to fund a portion of the CMG Acquisition and the cash portion of the AmeriGas Merger, as well as interest on the $150 million Senior Notes issued by UGI Utilities in April 2020.

Income tax expense for the 2020 three-month period reflects a tax benefit resulting from the carryback of an NOL under the CARES Act ($16.1 million) and the impact on income taxes of our 100% ownership of the Partnership in the current-year period compared to our approximately 26% ownership interest in the 2019 three-month period. This increase in the effective tax rate for the 2020 three-month period compared to the prior-year period was affected by the impacts of the CARES Act and discrete tax items on lower pre-tax income (loss) during the respective periods.
On July 20, 2020, the U.S. Department of the Treasury and the IRS released regulations which modify the GILTI provisions of the IRC, as well as proposed regulations related to other IRC provisions. The Company is evaluating the elections available under these revised and proposed regulations, including any impact on anticipated benefits under the CARES Act, and expects the effects of these changes to provide a significant tax benefit in the fourth quarter of Fiscal 2020. However, the Company has not yet filed its income tax return for Fiscal 2020, and continues to evaluate other tax positions or strategies that could affect taxable income or loss.  Accordingly, the impacts on the Company’s income tax provisions and taxes payable or refundable related to the CARES Act and the GILTI provisions are subject to change.

2020 Nine-Month Period Compared to the 2019 Nine-Month Period
AmeriGas Propane

For the nine months ended June 30,	2020	2019	Decrease
(Dollars in millions)
Revenues	$1,983.3	$2,270.5	$(287.2)	(12.6)%
Total margin (a)	$1,190.6	$1,246.5	$(55.9)	(4.5)%
Operating and administrative expenses	$679.9	$717.6	$(37.7)	(5.3)%
Operating income/earnings before interest expense and income taxes	$390.1	$412.7	$(22.6)	(5.5)%
Retail gallons sold (millions)	826.8	882.4	(55.6)	(6.3)%
Heating degree days—% (warmer) colder than normal (b)	(1.5)%	4.0%	—	—
(a)Total margin represents total revenues less total cost of sales.
(b)Deviation from average heating degree days for the 15-year period 2002-2016 based upon national weather statistics provided by NOAA for 344 Geo Regions in the United States, excluding Alaska and Hawaii.

Average temperatures during the 2020 nine-month period were 1.5% warmer than normal and 5.3% warmer than the prior-year period. Total retail gallons sold during the 2020 nine-month period were 6.3% lower than the prior-year period reflecting the effects of COVID-19, structural conservation and other residual volume loss, and the effects of the warmer weather on heating-related sales. The decrease in total retail volumes was partially offset by higher cylinder exchange volumes compared to the prior-year period.

Total revenues decreased $287.2 million during the 2020 nine-month period principally related to lower retail propane revenues ($287.6 million) reflecting the effects of lower average retail selling prices ($161.4 million) and the lower retail volumes sold ($126.2 million). Average daily wholesale propane commodity prices during the 2020 nine-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 37% lower than such prices during the prior-year period. Total cost of sales decreased $231.3 million during the 2020 nine-month period principally reflecting the effects of lower average retail product costs ($174.5 million) and the lower retail propane volumes sold ($57.3 million).

AmeriGas Propane total margin decreased $55.9 million in the 2020 nine-month period largely attributable to the previously mentioned lower retail volumes sold ($68.9 million) partially offset by slightly higher average retail unit margins ($13.1 million) compared to the prior-year period.

UGI CORPORATION AND SUBSIDIARIES
Operating income and earnings before interest expense and income taxes decreased $22.6 million during the 2020 nine-month period principally reflecting the previously mentioned decrease in total margin and lower other income ($4.6 million) attributable to the suspension of customer late payment fees as part of our response to COVID-19, partially offset by lower operating and administrative expenses ($37.7 million). The decrease in operating and administrative expenses in the 2020 nine-month period reflects, among other things, lower employee compensation and benefits-related costs ($17.6 million), lower litigation expense ($10.0 million), decreased vehicle operating and maintenance expenses ($7.2 million) and lower business travel expenses ($4.1 million). The lower operating and administrative expenses reflect the partial benefits related to the previously mentioned ongoing LPG transformation initiatives.

UGI International

For the nine months ended June 30,	2020	2019	Increase (Decrease)
(Dollars in millions)
Revenues	$1,726.3	$1,980.5	$(254.2)	(12.8)%
Total margin (a)	$757.7	$777.5	$(19.8)	(2.5)%
Operating and administrative expenses	$440.0	$480.5	$(40.5)	(8.4)%
Operating income	$230.1	$212.7	$17.4	8.2%
Earnings before interest expense and income taxes	$246.7	$217.8	$28.9	13.3%
LPG retail gallons sold (millions)	614.0	672.0	(58.0)	(8.6)%
Heating degree days—% (warmer) than normal (b)	(11.8)%	(5.0)%	—	—
(a)Total margin represents revenues less cost of sales and, in the 2019 nine-month period, French energy certificate costs of $31.2 million. For financial statement purposes, French energy certificate costs in the 2019 nine-month period are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating and administrative expenses presented above). In the 2020 nine-month period, French energy certificate costs are included in “Cost of sales” on the Condensed Consolidated Statements of Income.
(b)Deviation from average heating degree days for the 15-year period 2002-2016 at locations in our UGI International service territories.

Average temperatures during the 2020 nine-month period were 11.8% warmer than normal and 7.1% warmer than the prior-year period. Total LPG retail gallons sold during the 2020 nine-month period were 8.6% lower principally reflecting the effects of the warmer weather on heating-related bulk sales, the impacts of COVID-19 on commercial and industrial volumes, and the termination of a low-margin autogas contract in Italy. During the 2020 nine-month period, average wholesale prices for propane and butane in northwest Europe were approximately 23% and 13% lower, respectively, compared with the prior-year period.

UGI International base-currency results are translated into U.S. dollars based upon exchange rates experienced during the reporting periods. Differences in these translation rates affect the comparison of line item amounts presented in the table above. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During the 2020 and 2019 nine-month periods, the average unweighted euro-to-dollar translation rates were approximately $1.10 and $1.14, respectively, and the average unweighted British pound sterling-to-dollar translation rates were approximately $1.27 and $1.29, respectively.

UGI International revenues and cost of sales decreased $254.2 million and $234.4 million, respectively, during the 2020 nine-month period compared to the prior year. These decreases to both revenues and cost of sales principally reflect the effects of lower average LPG selling prices and product costs, lower total LPG retail and wholesale volumes, and the translation effects of the weaker euro (approximately $51 million impact on revenues and $29 million impact on cost of sales, respectively). Energy marketing activities also contributed to the decreased revenues and cost of sales during the current year-period.

UGI International total margin decreased $19.8 million during the 2020 nine-month period largely attributable to the previously mentioned lower total volumes and the translation effects of the weaker euro (approximately $22 million) compared to the prior-year period. These decreases were partially offset by higher average LPG unit margins including the effects of margin management efforts and lower LPG product costs.

UGI International operating income and earnings before interest expense and income taxes increased $17.4 million and $28.9 million, respectively, during the 2020 nine-month period compared to the prior year. The increase in operating income principally reflects the lower operating and administrative expenses ($40.5 million) partially offset by the decrease in total

UGI CORPORATION AND SUBSIDIARIES
margin and the absence of a customer contract settlement recorded in the 2019 nine-month period. The decrease in operating and administrative expenses is largely attributable to lower outside services, maintenance and distribution costs compared to the prior-year period and the translation effects of the weaker euro (approximately $13 million). The increase in earnings before interest expense and income taxes in the 2020 nine-month period largely reflects the higher operating income, increased pre-tax realized gains on foreign currency exchange contracts entered into in order to reduce volatility in UGI International net income resulting from the translation effects of changes in foreign currency exchange rates ($10.2 million) and a non-service pension benefit compared to the prior-year period.

Midstream & Marketing

For the nine months ended June 30,	2020	2019	Increase (Decrease)
(Dollars in millions)
Revenues	$1,017.2	$1,269.1	$(251.9)	(19.8)%
Total margin (a)	$295.5	$216.9	$78.6	36.2%
Operating and administrative expenses	$99.9	$88.1	$11.8	13.4%
Operating income	$139.2	$95.1	$44.1	46.4%
Earnings before interest expense and income taxes	$161.2	$99.7	$61.5	61.7%
(a)Total margin represents revenues less cost of sales.

Average temperatures across Midstream & Marketing’s energy marketing territory during the nine months ended June 30, 2020 were 8.0% warmer than normal and 7.4% warmer than the prior-year period.

Midstream & Marketing’s revenues for the 2020 nine-month period were $251.9 million lower than the prior-year period principally reflecting decreased natural gas revenues ($305.2 million) and, to a much lesser extent, lower services-related revenues ($11.4 million) and electric generation revenues ($8.3 million). The effect of these revenue decreases was partially offset by higher natural gas gathering revenues ($76.6 million) largely attributable to incremental revenues from UGI Appalachia. Midstream & Marketing cost of sales were $721.7 million in the 2020 nine-month period compared to $1,052.2 million in the prior-year period. The $330.5 million decrease in cost of sales principally reflects decreased natural gas costs ($302.8 million), lower peaking costs ($11.6 million) and lower services-related costs ($8.9 million). The significant decreases in both natural gas revenues and cost of sales is largely attributable to lower average natural gas prices during the 2020 nine-month period and, to a much lesser extent, lower natural gas volumes.

Midstream & Marketing total margin increased $78.6 million in the 2020 nine-month period reflecting higher natural gas gathering total margin ($76.6 million) largely attributable to incremental margin from UGI Appalachia and, to a much lesser extent, increased peaking and capacity management margins ($11.2 million). The effect of these increases was partially offset by lower electric generation margin ($4.4 million) largely related to lower volumes at the Hunlock generating facility compared to the prior-year period and lower retail commodity margin ($2.9 million) largely related to lower volumes attributable to COVID-19.

Midstream & Marketing operating income and earnings before interest expense and income taxes during the 2020 nine-month period increased $44.1 million and $61.5 million, respectively, compared to the prior-year period. The increase in operating income principally reflects the increase in total margin partially offset by higher depreciation and amortization expense ($22.0 million) and increased operating and administrative expenses ($11.8 million). The higher depreciation and amortization expense and operating and administrative expenses are largely attributable to UGI Appalachia. The increase in earnings before interest expense and income taxes largely reflects the previously mentioned increase in operating income ($44.1 million) and equity income from Pennant, a natural gas gathering and processing equity interest that was acquired as part of UGI Appalachia.

UGI CORPORATION AND SUBSIDIARIES
UGI Utilities

For the nine months ended June 30,	2020	2019	Increase (Decrease)
(Dollars in millions)
Revenues	$901.0	$916.2	$(15.2)	(1.7)%
Total margin (a)	$494.1	$474.1	$20.0	4.2%
Operating and administrative expenses (a)	$185.1	$187.4	$(2.3)	(1.2)%
Operating income	$228.7	$217.3	$11.4	5.2%
Earnings before interest expense and income taxes	$228.5	$218.5	$10.0	4.6%
Gas Utility system throughput—bcf
Core market	70.8	75.7	(4.9)	(6.5)%
Total	243.0	231.4	11.6	5.0%
Electric Utility distribution sales - gwh	724.0	737.8	(13.8)	(1.9)%
Gas Utility heating degree days—% (warmer) than normal (b)	(10.8)%	(3.7)%	—	—

(a)Total margin represents revenues less cost of sales and revenue-related taxes (i.e., Electric Utility gross receipts taxes) of $3.4 million and $3.6 million during the nine months ended June 30, 2020 and 2019, respectively. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating and administrative expenses presented above).
(b)Deviation from average heating degree days for the 15-year period 2000-2014 based upon weather statistics provided by NOAA for airports located within Gas Utility’s service territory.

Temperatures in Gas Utility’s service territory during the nine months ended June 30, 2020, were 10.8% warmer than normal and 6.8% warmer than the prior-year period. Gas Utility core market volumes decreased during the 2020 nine-month period (4.9 bcf) reflecting the effects of the warmer weather and reduced volumes attributable to COVID-19, partially offset by growth in the number of core market customers and higher average use per customer. Total Gas Utility distribution system throughput increased 11.6 bcf during the 2020 nine-month period reflecting higher interruptible delivery service volumes (8.3 bcf) and higher large firm delivery service volumes (8.2 bcf) partially offset by the lower core market volumes. Electric Utility distribution sales volumes were lower than the prior-year period principally reflecting the impact of warmer weather.
UGI Utilities revenues decreased $15.2 million in the 2020 nine-month period reflecting a $9.1 million decrease in Gas Utility revenues and $6.1 million decrease in Electric Utility revenues. The decrease in Gas Utility revenues principally reflects lower off-system sales and capacity release revenues ($20.4 million) partially offset by the effects of an adjustment in the 2019 nine-month period ($11.3 million) related to credits provided to customers in connection with the TCJA. Gas Utility core market revenues increased slightly during the 2020 nine-month period as the effects of the increase in base rates effective October 11, 2019 were largely offset by the decrease in core market volumes. The decrease in Electric Utility revenues during the 2020 nine-month period is largely attributable to the lower distribution sales volumes and lower DS rates.

UGI Utilities cost of sales was $403.5 million in the 2020 nine-month period compared with $438.5 million in the prior-year period reflecting lower Gas Utility cost of sales ($29.3 million) and lower Electric Utility cost of sales ($5.7 million). The lower Gas Utility cost of sales is largely attributable to the effect of decreased core market volumes ($18.3 million) and lower cost of sales associated with off-system sales ($19.8 million), partially offset by higher PGC rates. The decrease in Electric Utility cost of sales is largely attributable to the lower distribution sales volumes and lower average DS rates.

UGI Utilities total margin increased $20.0 million during the 2020 nine-month period primarily reflecting higher margin from Gas Utility. The increase in total Gas Utility margin reflects higher core market margin ($14.1 million) and the effects of the previously mentioned customer credit adjustment in the 2019 nine-month period ($11.3 million), partially offset by lower margin from large firm and interruptible delivery service ($2.1 million). The increase in core market margin reflects the increase in base rates which became effective October 11, 2019 partially offset by the lower core market volumes.

UGI Utilities operating income and earnings before interest expense and income taxes increased $11.4 million and $10.0 million, respectively, during the 2020 nine-month period. The increase in operating income reflects the previously mentioned increase in total margin and lower operating and administrative expenses ($2.3 million), partially offset by higher depreciation expense ($10.1 million). The lower operating and administrative expenses reflect, among other things, decreases in contractor costs and transportation expenses, partially offset by higher IT maintenance and consulting expenses. The increase in depreciation expense relates to continued IT and distribution system capital expenditure activity. The increase in earnings

UGI CORPORATION AND SUBSIDIARIES
before interest expense and income taxes largely reflects the increase in operating income partially offset by the absence of a non-service pension benefit reflected in the prior-year period.

Interest Expense and Income Taxes

Our consolidated interest expense during the 2020 nine-month period was $247.3 million, compared to $181.7 million during the 2019 nine-month period. The significant increase in interest expense principally reflects higher interest expense on long-term debt outstanding including debt incurred by UGI Corporation and Energy Services to fund a portion of the CMG Acquisition and the cash portion of the AmeriGas Merger, and higher interest on short-term borrowings.

The higher effective income tax rate for the 2020 nine-month period reflects the impact on income taxes of our 100% ownership of the Partnership in the current-year period compared to our approximately 26% ownership interest in the 2019 nine-month period and higher U.S. taxes on foreign source income ($22.6 million) due to lower anticipated utilization of foreign tax attributes. These increases were partially offset by a tax benefit resulting from the carryback of an NOL under the CARES Act ($35.3 million) and incremental discrete tax benefits ($8.0 million) compared to the prior-year period largely related to the release of reserves in connection with the closure of prior-period tax audits and the lapse of statutes of limitation.
On July 20, 2020, the U.S. Department of the Treasury and the IRS released regulations which modify the GILTI provisions of the IRC, as well as proposed regulations related to other IRC provisions. The Company is evaluating the elections available under these revised and proposed regulations, including any impact on anticipated benefits under the CARES Act, and expects the effects of these changes to provide a significant tax benefit in the fourth quarter of Fiscal 2020. However, the Company has not yet filed its income tax return for Fiscal 2020, and continues to evaluate other tax positions or strategies that could affect taxable income or loss.  Accordingly, the impacts on the Company’s income tax provisions and taxes payable or refundable related to the CARES Act and the GILTI provisions are subject to change.

FINANCIAL CONDITION AND LIQUIDITY

The Company expects to have sufficient liquidity including cash on hand and available borrowing capacity to continue to support long-term commitments and ongoing operations despite uncertainties associated with the outbreak and continued spread of COVID-19. Our total available liquidity balance, comprising cash and cash equivalents and available borrowing capacity on our revolving credit facilities, totaled approximately $1.6 billion and $1.1 billion at June 30, 2020 and September 30, 2019, respectively. The Company's liquidity has been positively influenced by continued low commodity prices experienced during the nine months ended June 30, 2020, overall decreased margin calls and collateral deposits associated with derivative instruments, and anticipates continued lower working capital requirements that typically occurs in the second half of the Company's fiscal year. In addition, the Company does not have any near-term senior note or term loan maturities. While the Company’s operational and financial performance has been significantly impacted by COVID-19 in Fiscal 2020, it is a rapidly evolving situation and the Company cannot predict the ultimate impact that COVID-19 will have on its liquidity, debt covenants, financial condition or the timing of capital expenditures. UGI and its subsidiaries were in compliance with all debt covenants as of June 30, 2020.

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

The primary sources of UGI’s cash and cash equivalents are the dividends and other cash payments made to UGI or its corporate subsidiaries by its principal business units. Our cash and cash equivalents totaled $487.3 million at June 30, 2020, compared with $447.1 million at September 30, 2019. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, at June 30, 2020 and September 30, 2019, UGI had $223.1 million and $224.9 million of cash and cash equivalents, respectively. Such cash is available to pay dividends on UGI Common Stock and for investment purposes.

UGI CORPORATION AND SUBSIDIARIES
Long-term Debt and Credit Facilities

Long-term Debt

The Company’s debt outstanding at June 30, 2020 and September 30, 2019, comprises the following:

	June 30, 2020							September 30, 2019
(Millions of dollars)	AmeriGas Propane	UGI International	Midstream & Marketing		UGI Utilities	Corp & Other	Total	Total
Short-term borrowings	$162.0	$181.1	$40.0		$40.0	$—	$423.1	$796.3

Long-term debt (including current maturities):
Senior notes	$2,575.0	$393.2	$—		$975.0	$—	$3,943.2	$3,781.5
Term loans	—	337.0	693.0		149.4	550.0	1,729.4	1,729.4
Other long-term debt	10.0	21.9	41.1	(a)	3.0	287.6	363.6	345.7
Unamortized debt issuance costs	(20.8)	(7.2)	(12.6)		(5.1)	(3.3)	(49.0)	(52.6)
Total long-term debt	$2,564.2	$744.9	$721.5		$1,122.3	$834.3	$5,987.2	$5,804.0
Total debt	$2,726.2	$926.0	$761.5		$1,162.3	$834.3	$6,410.3	$6,600.3

(a)Midstream & Marketing includes finance lease liabilities recognized as a result of the adoption of ASU 2016-02. For additional information, see Notes 2 and 9 to Condensed Consolidated Financial Statements.

Significant Financing Activities

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

UGI CORPORATION AND SUBSIDIARIES
Information about the Company’s principal credit agreements (excluding the Energy Services Receivables Facility discussed below) as of June 30, 2020 and 2019, is presented in the table below.

(Currency in millions)	Total Capacity	Borrowings Outstanding	Letters of Credit and Guarantees Outstanding	Available Borrowing Capacity
As of June 30, 2020
AmeriGas OLP	$600.0	$162.0	$62.7	$375.3
UGI International, LLC (a)	€300.0	€160.2	€—	€139.8
Energy Services	$260.0	$—	$—	$260.0
UGI Utilities	$350.0	$40.0	$—	$310.0
UGI Corporation (b)	$300.0	$280.0	$—	$20.0
As of June 30, 2019
AmeriGas OLP	$600.0	$248.5	$62.8	$288.7
UGI International, LLC	€300.0	€—	€—	€300.0
Energy Services	$240.0	$—	$—	$240.0
UGI Utilities	$350.0	$76.0	$—	$274.0
(a)The 2018 UGI International Credit Facilities Agreement permits UGI International, LLC to borrow in euros or dollars. At June 30, 2020, the amount borrowed comprised USD-denominated borrowings of $180.0 million, equal to €160.2 million.
(b)Borrowings outstanding have been classified as “Long-term debt” on the Condensed Consolidated Balance Sheets.

The average daily and peak short-term borrowings under the Company’s principal credit agreements during the nine months ended June 30, 2020 and 2019 are as follows:

	For the nine months ended		For the nine months ended
	June 30, 2020		June 30, 2019
(Millions of dollars or euros)	Average	Peak	Average	Peak
AmeriGas OLP	$265.5	$359.0	$281.8	$422.0
UGI International, LLC	€169.1	€186.9	€—	€—
Energy Services	$20.1	$76.5	$0.2	$25.0
UGI Utilities	$215.0	$324.0	$174.0	$311.0
UGI Corporation	$286.6	$300.0	$—	$—

Receivables Facility. Energy Services has a Receivables Facility with an issuer of receivables-backed commercial paper currently scheduled to expire on October 23, 2020. Energy Services intends to extend the Receivables Facility prior to its scheduled expiration. At June 30, 2020, the outstanding balance of ESFC trade receivables was $50.1 million, of which $40.0 million was sold to the bank. At June 30, 2019, the outstanding balance of ESFC trade receivables was $74.2 million, of which $55.0 million was sold to the bank. Amounts sold to the bank are reflected as “Short-term borrowings” on the Condensed Consolidated Balance Sheets. During the nine months ended June 30, 2020 and 2019, peak sales of receivables were $97.0 million and $68.0 million, respectively, and average daily amounts sold were $50.0 million and $10.7 million, respectively.

Dividends

On April 21, 2020, UGI’s Board of Directors approved an increase in the quarterly dividend rate on UGI Common Stock to $0.33 per Common Share, or $1.32 on an annual basis, reflecting, an approximate 1.5% increase from the previous quarterly rate of $0.325. The dividend was paid on July 1, 2020, to shareholders of record on June 15, 2020. On July 21, 2020, UGI’s Board of Directors declared a quarterly dividend of $0.33 per common share. The dividend is payable October 1, 2020, to shareholders of record on September 15, 2020.

Cash Flows

Due to the seasonal nature of the Company’s businesses, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for natural gas, LPG, electricity and other energy products and services consumed during the peak heating season months. Conversely, operating cash flows are generally at their lowest levels during

UGI CORPORATION AND SUBSIDIARIES
the fourth and first fiscal quarters when the Company’s investment in working capital, principally inventories and accounts receivable, is generally greatest.

Operating Activities. Year-to-year variations in our cash flows from operating activities can be significantly affected by changes in operating working capital especially during periods with significant changes in energy commodity prices. Cash flow provided by operating activities was $962.8 million in the 2020 nine-month period compared to $924.6 million in the 2019 nine-month period. Cash flow from operating activities before changes in operating working capital was $927.0 million in the 2020 nine-month period compared to $964.8 million in the prior-year period. The lower cash flow from operating activities before changes in operating working capital reflects, in large part, lower cash contributions from AmeriGas Propane, partially offset by incremental cash flow from UGI Appalachia. Cash provided by changes in operating working capital totaled $35.8 million in the 2020 nine-month period compared to $40.2 million of cash used to fund changes in operating working capital in the prior-year period. Changes in operating working capital during the 2020 nine-month period reflects, among other things, net recoveries of deferred fuel and power costs compared to net refunds during the prior-year period, net cash collateral deposits received as compared to net cash collateral paid in the prior-year period and less cash used to fund changes in accounts payable and other current liabilities as compared to the prior-year period. This increase in cash provided by changes in operating working capital were partially offset by an increase in cash required to fund changes in accounts receivable and inventories.

Investing Activities. Cash flow used by investing activities was $450.0 million in the 2020 nine-month period compared with $563.5 million in the prior-year period. Investing activity cash flow is principally affected by cash expenditures for property, plant and equipment; cash paid for acquisitions of businesses and assets; investments in investees; and proceeds from sales of assets and businesses. Cash expenditures for property, plant and equipment were $471.1 million in the 2020 nine-month period compared to $510.2 million in the prior-year period. Cash used for acquisitions of businesses and assets in the 2019 nine-month period reflects Energy Services’ acquisition of South Jersey Energy Company’s natural gas marketing business and natural gas gathering assets in Pennsylvania, and UGI International’s acquisitions of several smaller LPG retail businesses in Europe.

Financing Activities. Cash flow used by financing activities was $501.3 million in the 2020 nine-month period compared with $241.6 million in the prior-year period. Changes in cash flow from financing activities are primarily due to issuances and repayments of long-term debt; net short-term borrowings/repayments; dividends and distributions on UGI Common Stock and, in the 2019 nine-month period, AmeriGas Partners publicly held Common Units; and issuances and repurchases of UGI Common Stock. Cash flows used by financing activities in the 2020 nine-month period include $366.8 million of net repayments of short-term borrowings as compared to $99.6 million in the 2019 nine-month period, principally reflecting greater repayments at AmeriGas Partners and UGI Utilities. Cash flow from financing activities in the 2020 nine-month period also reflects dividends on UGI Common Stock of $204.4 million compared to combined dividends and distributions on UGI Common Stock and AmeriGas Common Units of $340.9 million in the prior-year period.

In both the 2020 and 2019 nine-month periods, UGI Utilities issued, in separate private placements, $150 million of senior notes due in April 2050 and February 2049, respectively. Cash flows from financing activities in the 2019 nine-month period reflect significant UGI International refinancing transactions during the month of October 2018 including €300 million borrowed under a variable-rate term loan facility and €350 million principal amount of 3.25% senior unsecured notes issued in an underwritten private placement. The net proceeds from these borrowings plus cash on hand were used principally to repay €540 million outstanding principal of UGI France’s variable-rate term loan; €45.8 million of outstanding principal of Flaga’s variable-rate term loan; and $49.9 million of outstanding principal of Flaga’s U.S. Dollar Term loan, plus accrued and unpaid interest.

UTILITY REGULATORY MATTERS

Base Rate Filings. On January 28, 2020, Gas Utility filed a request with the PAPUC to increase its annual base distribution operating revenues by $74.6 million annually, which was suspended by the PAPUC for a period extending to October 28, 2020, in accordance with standard regulatory practice. Thereafter, in response to a COVID-19 related motion to extend the suspension period indefinitely, the Company voluntarily extended the end of the suspension period to November 19, 2020. On August 3, 2020, a joint petition for settlement of all issues supported, or not opposed by all active parties, was filed with the PAPUC. Under the terms of the Joint Petition, Gas Utility will be permitted to increase its annual base distribution rates by $20.0 million, through a phased approach, with $10.0 million beginning January 1, 2021 and an additional $10.0 million beginning July 1, 2021. Additionally, Gas Utility will be authorized to implement a DSIC once Gas Utility total property, plant and equipment less accumulated depreciation reaches $2,875.0 million, with this threshold being unchanged from Gas Utility’s 2019 base rate case. The Joint Petition also includes enhanced COVID-19 customer assistance measures, including the establishment of an Emergency Relief Program for a defined set of payment troubled customers. Additionally, the Joint Petition would permit the Gas Utility to establish a regulatory asset for certain incremental expenses attributable to the ongoing COVID-19 pandemic, most notably expenses related to the ERP and uncollectible accounts expense, through the effective date

UGI CORPORATION AND SUBSIDIARIES
of rates in the next Gas Utility base rate case, to be recovered and amortized over a 10-year period. The Joint Petition is subject to receipt of a recommended decision by a PAPUC administrative law judge and an order of the PAPUC approving the settlement. The Company cannot predict the timing or the ultimate outcome of the rate case review process.

On January 28, 2019, Gas Utility filed a rate request with the PAPUC to increase the base operating revenues for residential, commercial, and industrial customers throughout its Pennsylvania service territory by an aggregate $71.1 million. On October 4, 2019, the PAPUC issued a final Order approving a settlement that permitted Gas Utility, effective October 11, 2019, to increase its base distribution revenues by $30.0 million under a single consolidated tariff, approved a plan for uniform class rates, and permitted Gas Utility to extend its Energy Efficiency and Conservation and Growth Extension Tariff programs by an additional term of five years. The PAPUC’s final Order approved a negative surcharge, to return to customers $24.0 million of tax benefits experienced by Gas Utility over the period January 1, 2018 to June 30, 2018, plus applicable interest, in accordance with the May 17, 2018 PAPUC Order, which became effective for a twelve-month period beginning on October 11, 2019, the effective date of Gas Utility’s new base rates.

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

UGI CORPORATION AND SUBSIDIARIES

Our variable-rate debt at June 30, 2020, includes revolving credit facility borrowings and variable-rate term loans at UGI International, LLC, UGI Utilities, Energy Services and UGI Corporation. These debt agreements have interest rates that are generally indexed to short-term market interest rates. We have entered into pay-fixed, receive-variable interest rate swap agreements on all or a significant portion of the term loans’ principal balances and all or a significant portion of the term loans’ tenor. We have designated these interest rate swaps as cash flow hedges. At June 30, 2020, combined borrowings outstanding under variable-rate debt agreements, excluding the previously mentioned effectively fixed-rate debt, totaled $653.1 million.

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
Foreign Currency Exchange Rate Risk
Our primary currency exchange rate risk is associated with the U.S. dollar versus the euro and, to a lesser extent, the U.S. dollar versus the British pound sterling. The U.S. dollar value of our foreign currency denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. From time to time, we use derivative instruments to hedge portions of our net investments in foreign subsidiaries. Gains or losses on these net investment hedges remain in AOCI until such foreign operations are sold or liquidated. With respect to our net investments in our UGI International operations, a 10% decline in the value of the associated foreign currencies versus the U.S. dollar would reduce their aggregate net book value at June 30, 2020, by approximately $110 million, which amount would be reflected in other comprehensive income. We have designated euro-denominated borrowings under the 2018 UGI International Credit Facilities Agreement and the UGI International 3.25% Senior Notes as net investment hedges.
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
Certain of these derivative instrument agreements call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At June 30, 2020, we had pledged net cash collateral with derivative instrument counterparties totaling $20.7 million. Additionally, our commodity exchange-traded futures contracts generally require cash deposits in margin accounts. At June 30, 2020, restricted cash in brokerage accounts totaled $44.5 million. Although we have concentrations of credit risk associated with derivative instruments, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was not material at June 30, 2020. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At June 30, 2020, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

UGI CORPORATION AND SUBSIDIARIES
The following table summarizes the fair values of unsettled market risk sensitive derivative instrument assets (liabilities) held at June 30, 2020. The table also includes the changes in fair values of derivative instruments that would result if there were (1) a 10% adverse change in the market prices of LPG, gasoline, natural gas, electricity and electricity transmission congestion charges; (2) a 50 basis point adverse change in prevailing market interest rates; and (3) a 10% adverse change in the value of the euro and the British pound sterling versus the U.S. dollar. Gas Utility’s and Electric Utility’s commodity derivative instruments other than gasoline futures contracts are excluded from the table below because any associated net gains or losses are refundable to or recoverable from customers in accordance with Gas Utility and Electric Utility ratemaking.

	Asset (Liability)
(Millions of dollars)	Fair Value	Change in Fair Value
June 30, 2020
Commodity price risk	$(105.3)	$(113.6)
Interest rate risk	$(59.0)	$(9.5)
Foreign currency exchange rate risk	$42.0	$(42.2)

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures
The Company's disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this Report, were effective at the reasonable assurance level.

(b)Change in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

UGI CORPORATION AND SUBSIDIARIES
PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS
In addition to the information presented in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2019 Annual Report and the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, which could materially affect our business, financial condition or future results. The risks described in our 2019 Annual Report or in the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020 are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2020, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2020, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2020, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

UGI CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2020, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by the Chief Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2020, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2020, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UGI Corporation
(Registrant)

Date:	August 4, 2020	By:	/s/ Ted J. Jastrzebski
Ted J. Jastrzebski
Chief Financial Officer

Date:	August 4, 2020	By:	/s/ Laurie A. Bergman
Laurie A. Bergman
Vice President, Chief Accounting Officer
and Corporate Controller