Form 10-K
period 2020-09-30
UGI CORP /PA/
filed 2020-11-20
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of UGI Corporation Common Stock held by non-affiliates of the registrant on March 31, 2020 was $5,523,368,628.
At November 13, 2020, there were 208,421,288 shares of UGI Corporation Common Stock issued and outstanding.
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on January 29, 2021 are incorporated by reference into Part III of this Form 10-K.

GLOSSARY OF TERMS AND ABBREVIATIONS

Terms and abbreviations used in this Form 10-K are defined below:

UGI Corporation and Related Entities

AmeriGas OLP - AmeriGas Propane, L.P., the principal operating subsidiary of AmeriGas Partners

AmeriGas Partners - AmeriGas Partners, L.P., a Delaware limited partnership and an indirect wholly owned subsidiary of UGI; also referred to as the “Partnership”

AmeriGas Propane - Reportable segment comprising AmeriGas Propane, Inc. and its subsidiaries, including AmeriGas Partners and AmeriGas OLP

AmeriGas Propane Holdings, Inc. - A Delaware corporation and an indirect wholly owned subsidiary of UGI

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

GHI Energy, LLC - a Houston-based renewable natural gas company acquired by Energy Services

HVAC - UGI HVAC Enterprises, Inc., a wholly owned subsidiary of Enterprises

Merger Sub - AmeriGas Propane Holdings, LLC, an indirect wholly owned subsidiary of UGI

Midstream & Marketing - Reportable segment comprising Energy Services, UGID and, prior to its sale in September 2020, HVAC

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

Adjusted LIBOR - A rate derived from LIBOR

AEPS Act - Alternative Energy Portfolio Standards Act

AFUDC - Allowance for Funds Used During Construction

Alerian MLP Group - represents entities in the Alerian MLP Index

AmeriGas Merger - The transaction contemplated by the Merger Agreement pursuant to which AmeriGas Propane Holdings, LLC merged with and into the Partnership, on August 21, 2019, with the Partnership surviving as an indirect wholly owned subsidiary of UGI

AmeriGas OLP Credit Agreement - The second amended and restated credit agreement entered into by AmeriGas OLP providing for borrowings of up to $600 million, including a letter of credit subfacility of up to $150 million

AmeriGas Partners Units - AmeriGas Stock Units and AmeriGas Performance Stock Units awarded to employees and non-employee directors

AOCI - Accumulated Other Comprehensive Income (loss)

ASC - Accounting Standards Codification

ASC 606 - ASC 606, “Revenue from Contracts with Customers”

ASC 740 - ASC 740, “Income Taxes”

ASC 805 - ASC 805, “Business Combinations”

ASC 820 - ASC 820, “Fair Value Measurement”

ASC 840 - ASC 840, “Leases”

ASC 842 - ASC 842, “Leases” (effective October 1, 2019)

ASC 980 - ASC 980, “Regulated Operations”

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

DS - Default service

DSIC - Distribution System Improvement Charge

EBITDA - Earnings before interest expense, income taxes, depreciation, and amortization

Eighth Circuit - United States Court of Appeals for the Eighth Circuit

Energy Services 2020 Credit Agreement - Third Amended and Restated Credit Agreement entered into on March 6, 2020 by Energy Services, as borrower, providing for borrowings up to $260 million, including a letter or credit subfacility of up to $50 million, scheduled to expire in March 2025

Energy Services Credit Agreement - Second Amended and Restated Credit Agreement entered into by Energy Services, as borrower, providing for borrowings up to $200 million, including a letter of credit subfacility of up to $50 million prior to its replacement by the Energy Services 2020 Credit Agreement

Energy Services Term Loan - A seven-year $700 million senior secured term loan agreement entered into on August 13, 2019, with a group of lenders

EPA - Environmental Protection Agency

EPACT 2005 - Energy Policy Act of 2005

ERISA - Employee Retirement Income Security Act of 1974

ERO - Electric Reliability Organization

EU - European Union

Exchange Act - Securities Exchange Act of 1934, as amended

FASB - Financial Accounting Standards Board

FDIC - Federal Deposit Insurance Corporation

FERC - Federal Energy Regulatory Commission

FIFO - First-in, first-out inventory valuation method

Fiscal 2018 - The fiscal year ended September 30, 2018

Fiscal 2019 - The fiscal year ended September 30, 2019

Fiscal 2020 - The fiscal year ended September 30, 2020

Fiscal 2021 - The fiscal year ending September 30, 2021

Fiscal 2022 - The fiscal year ending September 30, 2022

Fiscal 2023 - The fiscal year ending September 30, 2023

Fiscal 2024 - The fiscal year ending September 30, 2024

Fiscal 2025 - The fiscal year ending September 30, 2025

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

TSR - Total Shareholder Return

TUR - Total Unitholder Return

UGI comparator group - The Russell Midcap Utility Index, excluding telecommunications companies

UGI Corporation Senior Credit Facility - An unsecured senior facilities agreement entered into on August 1, 2019, by UGI comprising (1) a five-year $250 million term loan facility; (2) a three-year $300 million term loan facility; and (3) a five-year $300 million revolving credit facility (including a $10 million sublimit for letters of credit)

UGI International 3.25% Senior Notes - An underwritten private placement of €350 million principal amount of senior unsecured notes due November 1, 2025, issued by UGI International, LLC

UGI International Credit Facilities Agreement - A five-year unsecure Senior Facilities Agreement entered into in October 2018, by UGI International, LLC comprising a €300 million term loan facility and a €300 million revolving credit facility maturing October 2023

UGI Performance Units - Unit awards that entitle the grantee to shares of UGI Common Stock or cash subject to service and market performance conditions

UGI Utilities 3.12% Senior Notes - A private placement of $150 million principal amount of senior notes due April 2050, issued by UGI Utilities

UGI Utilities Credit Agreement - A five-year unsecured revolving credit agreement entered into by UGI Utilities on June 27, 2019, providing for borrowings up to $350 million, including a letter of credit subfacility of up to $100 million

Units or Unit Awards - UGI Corporation stock options, grants of UGI Corporation stock-based equity instruments and, prior to the AmeriGas Merger, grants of AmeriGas Partners, L.P. equity instruments (together with UGI Corporation stock-based equity instruments)

USD - U.S. dollar

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind our Risk Factors included in Item 1A herein and the following important factors that could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) weather conditions, including increasingly uncertain weather patterns due to climate change, resulting in reduced demand and the seasonal nature of our business; (2) cost volatility and availability of propane and other LPG, electricity, and natural gas and the capacity to transport product to our customers; (3) changes in domestic and foreign laws and regulations, including safety, tax, consumer protection, data privacy, accounting matters, and environmental, including regulatory responses to climate change; (4) inability to timely recover costs through utility rate proceedings; (5) the impact of pending and future legal proceedings; (6) competitive pressures from the same and alternative energy sources; (7) failure to acquire new customers or retain current customers thereby reducing or limiting any increase in revenues; (8) liability for environmental claims; (9) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (10) adverse labor relations; (11) customer, counterparty, supplier, or vendor defaults; (12) liability for uninsured claims and for claims in excess of insurance coverage, including those for personal injury and property damage arising from explosions, terrorism, natural disasters, pandemics and other catastrophic events that may result from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas in all forms; (13) transmission or distribution system service interruptions; (14) political, regulatory and economic conditions in the United States, Europe and other foreign countries, including the current conflicts in the Middle East and the withdrawal of the United Kingdom from the European Union, and foreign currency exchange rate fluctuations, particularly the euro; (15) capital market conditions, including reduced access to capital markets and interest rate fluctuations; (16) changes in commodity market prices resulting in significantly higher cash collateral requirements; (17) reduced distributions from subsidiaries impacting the ability to pay dividends; (18) changes in Marcellus and Utica Shale gas production; (19) the availability, timing and success of our acquisitions, commercial initiatives and investments to grow our businesses; (20) our ability to successfully integrate acquired businesses and achieve anticipated synergies; (21) the interruption, disruption, failure or malfunction of our information technology systems, including due to cyber attack; (22) the inability to complete pending or future energy infrastructure projects; (23) our ability to achieve the operational benefits and cost efficiencies expected from the completion of pending and future business transformation initiatives; (24) uncertainties related to a global pandemic, including the duration and/or impact of the COVID-19 pandemic; and (25) the extent to which we are able to utilize certain tax benefits currently available under the CARES Act and similar tax legislation and whether such benefits will remain available in the future.

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

PART I:

ITEMS 1. AND 2. BUSINESS AND PROPERTIES
CORPORATE OVERVIEW

UGI Corporation is a holding company that, through subsidiaries and affiliates, distributes, stores, transports and markets energy products and related services. In the United States, we own and operate (1) a retail propane marketing and distribution business, (2) natural gas and electric distribution utilities, and (3) energy marketing, midstream infrastructure, storage, natural gas gathering and processing, natural gas production, electricity generation and energy services businesses. In Europe, we market and distribute LPG and other energy products and services. Our subsidiaries and affiliates operate principally in the following four business segments:

•AmeriGas Propane

•UGI International
•Midstream & Marketing
•UGI Utilities

The AmeriGas Propane segment consists of the propane distribution business of AmeriGas Partners. In addition to distributing propane, the Partnership also sells, installs, and services propane appliances, including heating systems. The Partnership conducts its propane distribution business through its principal operating subsidiary, AmeriGas Propane, L.P., and is the nation’s largest retail propane distributor. The general partner of AmeriGas Partners is our wholly owned subsidiary, AmeriGas Propane, Inc. Following completion of the AmeriGas Merger on August 21, 2019, the Partnership is an indirect, wholly owned subsidiary of UGI.

The UGI International segment consists of LPG distribution businesses conducted by our subsidiaries and affiliates in France, Poland, Austria, Hungary, the Czech Republic, Slovakia, Switzerland, Romania, Belgium, the Netherlands, Luxembourg, the United Kingdom, Italy, Finland, Denmark, Norway and Sweden. In addition, UGI International conducts an energy marketing business in France, Belgium, the Netherlands and the United Kingdom. Based on Fiscal 2020 volumes, UGI International believes that it is the largest distributor of LPG in France, Austria, Belgium, Denmark, Luxembourg and Norway and one of the largest distributors of LPG in Poland, Hungary, the Czech Republic, Slovakia, the Netherlands and Sweden.

The Midstream & Marketing segment consists of energy-related businesses conducted by our indirect, wholly owned subsidiary, UGI Energy Services, LLC. These businesses (i) conduct energy marketing, including renewable natural gas, in the Mid-Atlantic region of the United States and California, (ii) own and operate natural gas liquefaction, storage and vaporization facilities and propane-air mixing assets, (iii) manage natural gas pipeline and storage contracts, (iv) develop, own and operate pipelines, gathering infrastructure and gas storage facilities in the Marcellus and Utica Shale regions of Pennsylvania, eastern Ohio, and the panhandle of West Virginia, and (v) own electricity generation facilities. Energy Services and its subsidiaries’ storage, LNG and portions of its midstream transmission operations are subject to regulation by the FERC.

The UGI Utilities segment consists of the regulated natural gas and electric distribution businesses of our wholly owned subsidiary, UGI Utilities, Inc. Gas Utility serves approximately 670,000 customers in eastern and central Pennsylvania and more than 500 customers in portions of one Maryland county. Electric Utility serves more than 62,500 customers in portions of Luzerne and Wyoming counties in northeastern Pennsylvania. Gas Utility is subject to regulation by the PAPUC and FERC and, with respect to its customers in Maryland, the MDPSC. Electric Utility is subject to regulation by the PAPUC and FERC.

Business Strategy

Our business strategy is to grow the Company by focusing on our core competencies of distributing, storing, transporting and marketing energy products and services. We are utilizing our core competencies from our existing businesses and our global scope, international experience, extensive asset base and access to customers to accelerate both organic growth and growth through acquisitions in our existing businesses, as well as in related and complementary businesses. During Fiscal 2020, we completed a number of transactions in pursuit of this strategy, expanded our presence into new markets and continued to execute on internal business transformation initiatives, all of which we believe will better position us for future growth. The following highlights some of our key accomplishments during Fiscal 2020.

In Fiscal 2020, the Midstream & Marketing segment completed transactions that furthered UGI’s commitment to provide renewable and sustainable energy to its customers, while also reducing carbon emissions. On July 9, 2020, Energy Services completed the acquisition of GHI Energy, LLC, a Houston-based company that markets renewable natural gas in California. The GHI acquisition is a strategic investment that represents a growth opportunity in the renewable energy space and positions UGI to make additional investments in this rapidly developing area of renewable energy solutions. Additionally, on September 30, 2020, Energy Services completed the sale of its ownership stake in the Conemaugh coal-fired power generation facility. We expect that the sale of this ownership stake will reduce UGI’s direct carbon emissions by more than 30%. These two transactions demonstrate UGI’s continued commitment to reducing its carbon footprint, while also providing customers with enhanced renewable energy solutions. The Midstream and Marketing segment also successfully integrated the assets acquired in the CMG Acquisition (now UGI Appalachia) and completed the sale of its HVAC assets, which were previously held by UGI HVAC Enterprises, Inc.

UGI Utilities continued to execute on its infrastructure replacement and system betterment program, with significant capital expenditures in Fiscal 2020.  UGI Utilities continued to make progress toward its goal of replacing the cast iron portions of its gas mains by March 2027 and the bare steel portion of its gas mains by September 2041.  In addition, on October 8, 2020, the PAPUC issued a final order approving a settlement of a base rate proceeding that permits Gas Utility to utilize a two-step phase-in of a $20 million base distribution revenue increase, with $10 million effective January 1, 2021, and $10 million effective July 1, 2021.

In its first full fiscal year as a wholly owned subsidiary of UGI following the AmeriGas Merger, AmeriGas Propane continued to focus on initiatives that provide a superior customer experience, including by expanding its Cynch propane home delivery service into thirteen cities as of September 30, 2020. AmeriGas Propane plans to introduce Cynch into additional markets in Fiscal 2021 and Fiscal 2022.

During Fiscal 2020, AmeriGas Propane and UGI International continued to execute on multi-year business transformation initiatives. These initiatives are designed to improve long-term operational performance by, among other things, reducing costs and improving efficiency in the areas of sales and marketing, supply and logistics, operations, purchasing, and administration. In addition, these business transformation initiatives focus on enhancing the customer experience through, among other things, enhanced customer relationship management and an improved digital customer experience. In Fiscal 2020, AmeriGas Propane and UGI International realized more than $40 million and approximately €7 million in benefits, respectively, from these business transformation initiatives and both businesses expect to continue executing on these initiatives in Fiscal 2021. For further information on these initiatives, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview - Impact of Strategic Initiatives.”

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

The Company’s corporate website can be found at www.ugicorp.com. Information on our website, including the information published in our Sustainability Reports, is not intended to be incorporated into this Report. The Company makes available free of charge at this website (under the “Investors - Financial Reports - SEC Filings and Proxies” caption) copies of its reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, including its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q and its Current Reports on Form 8-K. The Company’s Principles of Corporate Governance and Code of Business Conduct and Ethics are available on the Company’s website under the caption “Company - Leadership and Governance - Governance Documents.” The charters of the Audit, Corporate Governance, Compensation and Management Development, and Safety, Environmental and Regulatory Compliance Committees of the Board of Directors are available on the Company’s website under the caption “Company - Committees & Charters.” All of these documents are also available free of charge by writing to Director, Investor Relations, UGI Corporation, P.O. Box 858, Valley Forge, PA 19482.

AMERIGAS PROPANE

Products, Services and Marketing

Our domestic propane distribution business is conducted through AmeriGas Propane. AmeriGas Propane serves over 1.5 million customers in all 50 states from more than 1,800 propane distribution locations. In addition to distributing propane, AmeriGas Propane also sells, installs and services propane appliances, including heating systems and propane-powered generators. Typically, propane distribution locations are in suburban and rural areas where natural gas is not readily available. Our local offices generally consist of a business office and propane storage. As part of its overall transportation and distribution infrastructure, AmeriGas Propane operates as an interstate carrier in all states throughout the continental U.S.

AmeriGas Propane sells propane primarily to residential, commercial/industrial, motor fuel, agricultural and wholesale customers. AmeriGas Propane distributed approximately 1.1 billion gallons of propane in Fiscal 2020. Approximately 92% of

AmeriGas Propane’s Fiscal 2020 sales (based on gallons sold) were to retail accounts and approximately 8% were to wholesale and supply customers. Sales to residential customers in Fiscal 2020 represented approximately 33% of retail gallons sold; commercial/industrial customers 41%; motor fuel customers 18%; and agricultural customers 4%. Transport gallons, which are large-scale deliveries to retail customers other than residential, accounted for 4% of Fiscal 2020 retail gallons. No single customer represents, or is anticipated to represent, more than 5% of AmeriGas Propane’s consolidated revenues.

The ACE program continued to be an integral element of AmeriGas Propane’s business in Fiscal 2020. At September 30, 2020, ACE cylinders were available at over 61,000 retail locations throughout the U.S. Sales of our ACE cylinders to retailers are included in commercial/industrial sales. The ACE program enables consumers to purchase or exchange propane cylinders at various retail locations such as home centers, gas stations, mass merchandisers and grocery and convenience stores. In addition, in Fiscal 2020, we continued to expand our Cynch propane home delivery service, which is now available in thirteen cities as of September 30, 2020, and plan to expand into additional markets in Fiscal 2021 and Fiscal 2022. We also supply retailers with large propane tanks to enable them to replenish customers’ propane cylinders directly at the retailer’s location.

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

During Fiscal 2020, we made technology and other investments to promote the safety of our employees and the communities we serve. For example, (i) we began upgrading cameras in our delivery and service vehicles to include in-cab coaching capabilities, among other functionality and (ii) we continued to install fall protection towers on rail terminals that are designed to prevent employees from falling during the process of offloading propane into bulk storage. For more information on safety initiatives at AmeriGas Propane, as well as our other businesses, see “Human Capital Initiatives - Workplace Safety.”

Moreover, in Fiscal 2020, AmeriGas Propane continued executing on multi-year business transformation initiatives designed to improve long-term operational performance by, among other things, reducing costs and improving efficiency in the areas of sales and marketing, supply and logistics, operations, purchasing, and administration. These initiatives focus on enhancing the customer experience through focused customer relationship management and an improved digital customer experience. In Fiscal 2020, AmeriGas Propane realized more than $40 million in benefits from these business transformation initiatives and expects to continue executing on these initiatives in Fiscal 2021. For further information on these initiatives, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview - Impact of Strategic Initiatives.”

Propane Supply and Storage

The U.S. propane market has approximately 200 domestic and international sources of supply, including the spot market. Supplies of propane from AmeriGas Propane’s sources historically have been readily available; however, beginning in April 2020, certain geographies experienced varying levels of reduced propane availability as a result of COVID-19. While some refineries returned to normal production by September 2020, others had ceased operations entirely. In addition to these factors, the availability and pricing of propane supply has historically been dependent upon, among other things, the severity of winter weather, the price and availability of competing fuels such as natural gas and crude oil, and the amount and availability of exported supply and, to a much lesser extent, imported supply. For more information on risks relating to our supply chain, see “Risk Factors - Risks Relating to Our Supply Chain and Our Ability to Obtain Adequate Quantities of LPG.”

In response to these supply challenges, AmeriGas Propane utilized a combination of increased regional storage as well as rail and transport supply from different origins to offset localized supply/demand imbalances. We also utilized our extensive distribution and logistics channels to minimize disruption to our customers as a result of localized supply chain interruptions due to (i) rail strikes that delayed transit of supply from Canada to multiple western U.S. states during November and December

2019, (ii) hurricanes in the southern U.S. during the summer of 2020, and (iii) wild fires in Washington, Oregon and across the western U.S. during September 2020.

During Fiscal 2020, approximately 98% of AmeriGas Propane’s propane supply was purchased under supply agreements with terms of one to three years. Although no assurance can be given that supplies of propane will be readily available in the future, management currently expects to be able to secure adequate supplies during Fiscal 2021. If supply from major sources were interrupted, however, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, margins could be adversely affected. In Fiscal 2020, AmeriGas Propane derived approximately 13% of its propane supply from Enterprise Products Operating LLC, approximately 10% of its propane supply from Targa Liquids Marketing and Trade, and approximately 10% of its propane supply from Crestwood Services, LLC. No other single supplier provided more than 10% of AmeriGas Propane’s total propane supply in Fiscal 2020. In certain geographic areas, however, a single supplier provides more than 50% of AmeriGas Propane’s requirements. Disruptions in supply in these areas could also have an adverse impact on the AmeriGas Propane’s margins.

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

Competition

Propane competes with other sources of energy, some of which are less costly for equivalent energy value. Propane distributors compete for customers with suppliers of electricity, fuel oil and natural gas, principally on the basis of price, service, availability and portability. Electricity is generally more expensive than propane on a Btu equivalent basis, but the convenience and efficiency of electricity make it an attractive energy source for consumers and developers of new homes. Fuel oil, which is also a major competitor of propane, is currently more expensive than propane and is a less environmentally attractive energy source. Furnaces and appliances that burn propane will not operate on fuel oil, and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Natural gas is generally a significantly less expensive source of energy than propane, although in areas where natural gas is available, propane is used for certain industrial and commercial applications and as a standby fuel during interruptions in natural gas service. The gradual expansion of the nation’s natural gas distribution systems has resulted in the availability of natural gas in some areas that previously depended upon propane. However, natural gas pipelines are not present in many areas of the country where propane is sold for heating and cooking purposes.

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

In Fiscal 2020, AmeriGas Propane’s retail propane sales totaled nearly 1.0 billion gallons. Based on the most recent annual survey by the American Petroleum Institute, 2018 domestic retail propane sales (annual sales for other than chemical uses) in the U.S. totaled approximately 9.3 billion gallons. Based on LP-GAS magazine rankings, 2018 sales volume of the ten largest propane distribution companies (including AmeriGas Partners) represented approximately 34% of domestic retail propane sales.

Properties

As of September 30, 2020, the Partnership owned approximately 88% of its approximately 530 local offices throughout the country. The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2020, the Partnership operated a transportation fleet with the following assets:

Approximate Quantity & Equipment Type		% Owned	% Leased
900	Trailers	72%	28%
350	Tractors	3%	97%
760	Railroad tank cars	0%	100%
2,420	Bobtail trucks	10%	90%
320	Rack trucks	13%	87%
3,070	Service and delivery trucks	17%	83%

Other assets owned at September 30, 2020 included approximately 974,000 stationary storage tanks with typical capacities of more than 120 gallons, approximately 4.2 million portable propane cylinders with typical capacities of 1 to 120 gallons, 23 terminals and 12 transflow units.

Trade Names, Trade and Service Marks
AmeriGas Propane markets propane and other services principally under the “AmeriGas®,” “America’s Propane Company®,” “Driving Every Day®,” “Relationships Matter®” and “Cynch®” trade names and related service marks. AmeriGas Propane also markets propane under various other trade names throughout the U.S. UGI owns, directly or indirectly, all the right, title and interest in the “AmeriGas” name and related trade and service marks. The General Partner owns all right, title and interest in the “America’s Propane Company” trade name and related service marks. The Partnership has an exclusive (except for use by UGI, AmeriGas, Inc., AmeriGas Polska Sp. z.o.o. and the General Partner), royalty-free license to use these trade names and related service marks. UGI and the General Partner each have the option to terminate its respective license agreement (except its licenses with permitted transferees and on 12 months prior notice in the case of UGI), without penalty, if the General Partner is removed as general partner of the Partnership for cause. If the General Partner ceases to serve as the general partner of the Partnership other than for cause, the General Partner has the option to terminate its license agreement upon payment of a fee to AmeriGas Propane, L.P. equal to the fair market value of the licensed trade names. UGI has a similar termination option; however, UGI must provide 12 months’ prior notice in addition to paying the fee to AmeriGas OLP. UGI and the General Partner each also have the right to terminate its respective license agreement in order to settle any claim of infringement, unfair competition or similar claim or if the agreement has been materially breached without appropriate cure.

Seasonality

Because many customers use propane for heating purposes, AmeriGas Propane’s retail sales volume is seasonal. During Fiscal 2020, approximately 65% of the Partnership’s retail sales volume occurred, and substantially all of AmeriGas Propane’s operating income was earned, during the peak heating season from October through March. As a result of this seasonality, revenues are typically higher in AmeriGas Propane’s first and second fiscal quarters (October 1 through March 31). Cash receipts are generally greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season. As a result of the AmeriGas Merger, we expect that UGI will continue to derive a greater percentage of its earnings during the peak heating season of October through March. For more information on the risks associated with the seasonality of our business, see “Risk Factors - Our business is seasonal and decreases in the demand for our energy products and services because of warmer-than-normal heating season weather or unfavorable weather conditions may adversely affect our results of operations.”

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

Employees

The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 2020, the General Partner had approximately 6,500 employees, including more than 160 part-time, seasonal and temporary employees, working on behalf of the Partnership. UGI also performs, and is reimbursed for, certain financial and administrative services on behalf of the Partnership and AmeriGas OLP.

UGI INTERNATIONAL

UGI International, through subsidiaries and affiliates, conducts (i) an LPG distribution business in 17 countries throughout Europe (France, Poland, Austria, Hungary, the Czech Republic, Slovakia, Switzerland, Romania, Belgium, the Netherlands, Luxembourg, the United Kingdom, Italy, Finland, Denmark, Norway and Sweden), and (ii) an energy marketing business in France, Belgium, the Netherlands and the United Kingdom. Based on Fiscal 2020 volumes, UGI International believes that it is the largest distributor of LPG in France, Austria, Belgium, Denmark, Luxembourg and Norway and one of the largest distributors of LPG in Poland, Hungary, the Czech Republic, Slovakia, the Netherlands and Sweden.
Products, Services and Marketing
LPG Distribution Business
During Fiscal 2020, UGI International sold approximately 870 million gallons of LPG throughout Europe. UGI International operates under seven distinct LPG brands, and its customer base primarily consists of residential, commercial, industrial, agricultural, wholesale and automobile fuel (‘‘autogas’’) customers that use LPG for space heating, cooking, water heating, motor fuel, leisure activities, crop drying, irrigation, construction, power generation, manufacturing and as an aerosol propellant. For Fiscal 2020, 48% of UGI International’s LPG volume was sold to commercial and industrial customers, 19% was sold to residential, 12% was sold to agricultural and 21% was sold to wholesale and other customers (including autogas). UGI International supplies LPG to its customers in small, medium and large bulk tanks at their locations. In addition to bulk sales, UGI International sells LPG in cylinders through retail outlets, such as supermarkets, individually owned stores and gas stations and directly to businesses that operate LPG-powered forklifts. Sales of LPG are also made to service stations to fuel vehicles that run on LPG. Approximately 62% of Fiscal 2020 LPG sales (based on volumes) were attributed to bulk, 17% to cylinder, 17% to wholesale and 4% to autogas. For Fiscal 2020, no single customer represented more than 5% of UGI International’s revenues.
Bulk
UGI International classifies its bulk customers as small, medium or large bulk, depending upon volume consumed annually at the customer locations. Based on volumes consumed, small bulk customers are primarily residential and small business users, such as restaurants, that use LPG mainly for heating and cooking. Medium bulk customers consist mainly of large residential housing developments, hospitals, hotels, municipalities, medium-sized industrial enterprises and poultry brooders. Large bulk customers include agricultural customers (including crop drying) and companies that use LPG in their industrial processes. At September 30, 2020, UGI International had over 515,000 bulk LPG customers and sold more than 570 million gallons of bulk LPG during Fiscal 2020.
Cylinder
UGI International sells LPG in both steel and composite cylinders and typically owns the cylinders in which the LPG is sold. The principal end-users of cylinders are residential customers who use LPG for domestic applications, such as cooking and heating. Non-residential uses include fuel for forklift trucks, road construction and welding. At September 30, 2020, UGI International had approximately 20 million cylinders in circulation and sold approximately 150 million gallons of LPG in cylinders during Fiscal 2020. UGI International also delivers LPG to wholesale and retail customers in cylinders, including through the use of vending machines.
Wholesale, Autogas and Other Services
Approximately 17% of UGI International’s Fiscal 2020 LPG sales (based on volumes) were to wholesale customers (including small competitors, large industrial customers and aerosol customers), and approximately 4% of Fiscal 2020 LPG sales (based on volumes) were to autogas customers. UGI International also provides logistics, storage and other services to third-party LPG distributors.

Energy Marketing Business
UGI International markets and supplies natural gas and electricity to small and medium enterprises, schools and municipalities through third-party distribution systems. UGI International started developing its energy marketing business organically in 2012 and further expanded this business through the acquisition of DVEP in the Netherlands in August 2017. UGI International sold approximately 29 Bcf of natural gas and over 3,400 Gwh of electricity during Fiscal 2020.
LPG Supply, Storage and Transportation
UGI International is typically party to term contracts, with approximately 45 different suppliers, including producers and international oil and gas trading companies, to meet LPG supply requirements throughout Europe. LPG supply is transported via rail and sea, and by road for shorter distances. Agreements are generally one- to two-year terms with pricing based on internationally quoted market prices. Additionally, LPG is purchased on the European spot markets to manage supply needs. In certain geographic areas (the United Kingdom and Italy), a single supplier may provide approximately 50% or more of UGI International’s requirements. Because UGI International’s profitability is sensitive to changes in wholesale LPG costs, UGI International generally seeks to pass on increases in the cost of LPG to its customers. There can be no assurance, however, that UGI International will always be able to pass on product cost increases fully, or keep pace with such increases, particularly when product costs rise rapidly. Product cost increases can be triggered by periods of severe cold weather, supply interruptions, increases in the prices of base commodities such as crude oil and natural gas, or other unforeseen events.
In the second half of Fiscal 2020, propane and butane production reduction occurred at refineries due to COVID-19 related demand decreases on primary fuels such as jet, gasoline and diesel. Reductions started in April 2020 and continued in varying levels throughout the remainder of the fiscal year. The severity of reductions varied across the European market and the return of production to normal levels has also varied. At some refineries, production returned to normal by September 2020, while other refineries continue to operate at lower rates, and some have permanently ceased operations.

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
Because many of UGI International’s customers use LPG for heating, sales volume is affected principally by the severity of the temperatures during the heating season months and traditionally fluctuates from year-to-year in response to variations in weather, prices and other factors, such as conservation efforts and the economic environment. During Fiscal 2020, approximately 63% of UGI International’s retail sales volume occurred, and substantially all of UGI International’s operating income was earned, during the peak heating season from October through March. As a result of this seasonality, revenues are typically higher in UGI International’s first and second fiscal quarters (October 1 through March 31). For historical information on weather statistics for UGI International, see ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations.’’

Government Regulation
UGI International’s business is subject to various laws and regulations at the country and local levels, as well as at the EU level, with respect to matters such as protection of the environment, the storage, transportation and handling of hazardous materials and flammable substances (including the Seveso II Directive), regulations specific to bulk tanks, cylinders and piped networks, competition, pricing, regulation of contract terms, anti-corruption (including the U.S. Foreign Corrupt Practices Act, Sapin II and the U.K. Bribery Act), data privacy and protection, and the safety of persons and property.
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
Employees
At September 30, 2020, UGI International had over 2,600 employees, including approximately 150 part-time, seasonal and temporary employees.

MIDSTREAM & MARKETING

Retail Energy Marketing

Our retail energy marketing business is conducted through Energy Services and sells natural gas, renewable natural gas, liquid fuels and electricity to nearly 14,000 residential, commercial and industrial customers at over 45,000 locations. We (i) serve customers in all or portions of Pennsylvania, New Jersey, Delaware, New York, Ohio, Maryland, Massachusetts, Virginia, North Carolina, South Carolina, Rhode Island, California and the District of Columbia, (ii) distribute natural gas through the use of the distribution systems of 43 local gas utilities, and (iii) supply power to customers through the use of the transmission lines of 20 utility systems.

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

Midstream Assets

LNG

Our midstream assets, which are owned by Energy Services and its subsidiaries, comprise a natural gas liquefaction, storage and vaporization facility in Temple, Pennsylvania, a natural gas liquefaction and storage facility in Mehoopany, Pennsylvania, a liquefied natural gas vaporization and storage facility in Steelton, Pennsylvania, and three small mobile facilities located in Reading, Mount Carmel and Stroudsburg, Pennsylvania.

In Fiscal 2020, our Midstream & Marketing segment continued making investments to expand its energy peaking and LNG business. Energy Services continued construction of a large-scale LNG peak shaving facility in Bethlehem, Pennsylvania, which is designed to provide 70,000 dekatherms per day of peaking capacity and two million gallons of LNG storage. The Bethlehem LNG facility was commissioned in November 2020.

In addition, Energy Services sells LNG to customers for use by trucks, drilling rigs, other motor vehicles and facilities located off the natural gas grid. In Fiscal 2020, our Midstream & Marketing segment also managed natural gas pipeline and storage contracts for utility company customers, including UGI Utilities.

Natural Gas and Propane Storage

Energy Services and its subsidiaries own propane storage and propane-air mixing stations in Bethlehem, Reading, Hunlock Creek, and White Deer, Pennsylvania. Energy Services and its subsidiaries also operate propane storage, rail transshipment terminals and propane-air mixing stations in Steelton and Williamsport, Pennsylvania. These assets are used in Midstream & Marketing’s energy peaking business that provides supplemental energy, primarily LNG and propane-air mixtures, to gas utilities at times of high demand (generally during periods of coldest winter weather).

A wholly owned subsidiary of Energy Services owns and operates underground natural gas storage and related high pressure pipeline facilities, which have FERC approval to sell storage services at market-based rates. The storage facilities are located in the Marcellus Shale region of north-central Pennsylvania and have a total storage capacity of 15 million dekatherms and a maximum daily withdrawal quantity of 224,000 dekatherms. In Fiscal 2020, Energy Services leased approximately 72% of the firm capacity at its underground natural gas facilities to third parties.

Gathering Systems and Pipelines

Energy Services operates the Auburn gathering system in the Marcellus Shale region of northeastern Pennsylvania with a total system capacity of 635,000 dekatherms per day, including the expansion that was completed in early Fiscal 2020. The gathering system delivers into both the Tennessee Gas and Transcontinental Gas pipelines. Energy Services also operates a 6.5-mile pipeline, known as the Union Dale pipeline, that gathers gas in Susquehanna County and has a capacity of 100,000 dekatherms per day. In addition, Energy Services owns and operates approximately 87 miles of natural gas gathering lines, dehydration and compression facilities, known as Texas Creek, Marshlands, and Ponderosa, located in Bradford, Tioga, Lycoming, Potter and Clinton Counties, Pennsylvania. The combined capacity of these three systems is more than 250,000 dekatherms per day.

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

Energy Services’ subsidiary, UGI Appalachia, consists of five natural gas gathering systems with approximately 240 miles of natural gas gathering pipelines and gas compressors and one processing plant in southwestern Pennsylvania, eastern Ohio, and the panhandle of West Virginia. Energy Services also has a 47% ownership interest in Pennant Midstream, LLC, a natural gas gathering system that was acquired in the CMG Acquisition. The UGI Appalachia assets provide natural gas gathering and processing services in the Appalachian Basin with gathering capacity of approximately 2,675,000 dekatherms per day and processing capacity of approximately 240,000 dekatherms per day.

In Fiscal 2020, our Midstream & Marketing segment continued to develop the PennEast Pipeline project, an approximately 120-mile pipeline from Luzerne County, Pennsylvania to the Transco pipeline interconnection in Mercer County, New Jersey. When completed, the pipeline will transport over 1 Bcf of low-cost natural gas to residential and commercial customers each day. In September 2019, a panel of the U.S. Court of Appeals for the Third Circuit ruled that New Jersey’s Eleventh

Amendment immunity barred PennEast from bringing an eminent domain lawsuit in federal court, under the Natural Gas Act, against the State of New Jersey or its agencies. PennEast also filed a petition for declaratory order with the FERC regarding interpretation of the Natural Gas Act; the FERC issued an order favorable to PennEast’s position on January 30, 2020.  PennEast filed a petition for a writ of certiorari to seek U.S. Supreme Court review of the Third Circuit decision on February 18, 2020. On June 29, 2020, the U.S. Supreme Court invited the U.S. Solicitor General to file a brief in the case expressing the views of the U.S. The ultimate outcome of these matters cannot be determined at this time, and could result in delays, additional costs, or the inability to move forward with the project, resulting in an impairment of all or a portion of our investment in PennEast. See “Risk Factors - The expansion, construction and development of our energy infrastructure assets subjects us to risks.”

Electric Generation Assets

Midstream & Marketing holds electric generation facilities conducted by Energy Services’ wholly owned subsidiary, UGID. UGID owns and operates the Hunlock Creek Energy Center located near Wilkes-Barre, Pennsylvania, a 170-megawatt natural gas-fueled electricity generating station. UGID also owns and operates a landfill gas-fueled generation plant near Hegins, Pennsylvania, with gross generating capacity of 11 megawatts, that qualifies for renewable energy credits. Additionally, UGID owns and operates 13.5 megawatts of solar-powered generation capacity in Pennsylvania, Maryland and New Jersey.

On September 30, 2020, Energy Services completed the sale of its ownership stake in the Conemaugh coal-fired power generation facility.

Renewable Natural Gas

In July 2020, Energy Services purchased GHI Energy, LLC (“GHI”), a Houston-based company that markets renewable natural gas in California. GHI purchases gas produced from landfills and biodigesters and resells the gas to fleet operators in California. Environmental credits are generated through this process, which are then sold to various third parties for an additional revenue stream.

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

Government Regulation

FERC has jurisdiction over the rates and terms and conditions of service of wholesale sales of electric capacity and energy, as well as the sales for resale of natural gas and related storage and transportation services.  Energy Services has a tariff on file with FERC, pursuant to which it may make power sales to wholesale customers at market-based rates. Energy Services also has market-based rate authority for power sales to wholesale customers, to the extent that Energy Services purchases power in excess of its retail customer needs.  Two subsidiaries of Energy Services, UGI LNG, Inc. and UGI Storage Company, currently operate natural gas storage facilities under FERC certificate approvals and offer services to wholesale customers at FERC-approved market-based rates. Two other Energy Services subsidiaries operate natural gas pipelines that are subject to FERC regulation. UGI Mt. Bethel Pipeline Company, LLC operates a 12.5-mile, 12-inch pipeline located in Northampton County, Pennsylvania, and UGI Sunbury, LLC operates the Sunbury Pipeline, a 35-mile, 20-inch diameter pipeline located in central

Pennsylvania. Energy Services and its subsidiaries undertake various activities to maintain compliance with the FERC Standards of Conduct with respect to pipeline operations. Energy Services is also subject to FERC reporting requirements, market manipulation rules and other FERC enforcement and regulatory powers with respect to its wholesale commodity business.

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

Our Midstream & Marketing’s electricity generation assets own electric generation facilities that are within the control area of PJM and are dispatched in accordance with a FERC-approved open access tariff and associated agreements administered by PJM. UGID receives certain revenues collected by PJM, determined under an approved rate schedule.  Like Energy Services, UGID has a tariff on file with FERC pursuant to which it may make power sales to wholesale customers at market-based rates, and FERC has approved UGID’s market-based rate authority through 2022. UGID is also subject to FERC reporting requirements, market manipulation rules and other FERC enforcement and regulatory powers.

Employees

At September 30, 2020, Midstream & Marketing had over 400 employees.

UGI UTILITIES

GAS UTILITY

Gas Utility consists of the regulated natural gas distribution businesses of our subsidiary, UGI Utilities. Gas Utility serves approximately 670,000 customers in eastern and central Pennsylvania and more than 500 customers in portions of one Maryland county. Gas Utility is regulated by the PAPUC and, with respect to its customers in Maryland, the MDPSC.

Service Area; Revenue Analysis

Gas Utility provides natural gas distribution services to approximately 670,000 customers in certificated portions of 46 eastern and central Pennsylvania counties through its distribution system. Contemporary materials, such as plastic or coated steel, comprise approximately 90% of Gas Utility’s more than 12,300 miles of gas mains, with bare steel pipe comprising approximately 8% and cast iron pipe comprising approximately 2% of Gas Utility’s gas mains. In accordance with Gas Utility’s agreement with the PAPUC, Gas Utility will replace the cast iron portion of its gas mains by March 2027 and the bare steel portion of its gas mains by September 2041. The service area includes the cities of Allentown, Bethlehem, Easton, Harrisburg, Hazleton, Lancaster, Lebanon, Reading, Scranton, Wilkes-Barre, Lock Haven, Pittston, Pottsville and Williamsport, Pennsylvania, and the boroughs of Honesdale and Milford, Pennsylvania. Located in Gas Utility’s service area are major production centers for basic industries such as specialty metals, aluminum, glass, paper product manufacturing, and several power generation facilities. Gas Utility also distributes natural gas to more than 500 customers in portions of one Maryland county.

System throughput (the total volume of gas sold to or transported for customers within Gas Utility’s distribution system) for Fiscal 2020 was approximately 310 Bcf. System sales of gas accounted for approximately 18% of system throughput, while gas transported for residential, commercial and industrial customers who bought their gas from others accounted for nearly 82% of system throughput.

Sources of Supply and Pipeline Capacity

Gas Utility is permitted to recover all prudently incurred costs of natural gas it sells to its customers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Disclosures” and Note 9 to Consolidated Financial Statements. Gas Utility meets its service requirements by utilizing a diverse mix of natural gas purchase contracts with marketers and producers, along with storage and transportation service contracts. These arrangements enable Gas Utility to purchase gas from Marcellus, Gulf Coast, Mid-Continent, and Appalachian sources. For its transportation and storage functions, Gas Utility has long-term agreements with a number of pipeline companies, including Texas Eastern Transmission, LP, Columbia Gas Transmission, LLC, Transcontinental Gas Pipeline Company, LLC, Dominion Transmission, Inc., Tennessee Gas Pipeline Company, L.L.C., and Energy Services and its subsidiaries (including UGI Storage Company and UGI Sunbury, LLC).

Gas Supply Contracts

During Fiscal 2020, Gas Utility purchased approximately 83 Bcf of natural gas for sale to retail core-market customers (principally composed of firm- residential, commercial and industrial customers that purchase their gas from Gas Utility) and off-system sales customers. Ninety-five percent (95%) of the volumes purchased were supplied under agreements with 10 suppliers, with the remaining volumes supplied by 11 producers and marketers. Gas supply contracts for Gas Utility are generally no longer than 12 months. Gas Utility also has long-term contracts with suppliers for natural gas peaking supply during the months of November through March.

Seasonality

Because many of its customers use gas for heating purposes, Gas Utility’s sales are seasonal. For Fiscal 2020, approximately 59% of Gas Utility’s sales volume was supplied, and approximately 92% of Gas Utility’s operating income was earned, during the peak heating season from October through March.

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

Approximately 48% of Gas Utility’s annual throughput volume for commercial and industrial customers represents firm, non-interruptible service to customers with locations that afford them the opportunity of seeking transportation service directly from interstate pipelines, thereby bypassing Gas Utility. In addition, approximately 18% of Gas Utility’s annual throughput volume for commercial and industrial customers represents customers who are served under interruptible rates and are also in a location near an interstate pipeline. During Fiscal 2020, Gas Utility had 22 such customers, 18 of which have transportation contracts extending beyond Fiscal 2021. The majority of these customers are served under transportation contracts having 3- to 20-year terms and all are among the largest customers for Gas Utility in terms of annual volumes. No single customer represents, or is anticipated to represent, more than 5% of Gas Utility’s total revenues.

Outlook for Gas Service and Supply

Gas Utility anticipates having adequate pipeline capacity, peaking services and other sources of supply available to it to meet the full requirements of all firm customers on its system through Fiscal 2021. Supply mix is diversified, market priced and delivered pursuant to a number of long-term and short-term primary firm transportation and storage arrangements, including transportation contracts held by some of Gas Utility’s larger customers.

During Fiscal 2020, Gas Utility supplied transportation service to 11 electric generation facilities and 25 major co-generation facilities. Gas Utility continues to seek new residential, commercial, and industrial customers for both firm and interruptible service. In Fiscal 2020, Gas Utility connected more than 1,670 new commercial and industrial customers. In the residential market sector, Gas Utility added over 10,600 residential heating customers during Fiscal 2020. Approximately 66% of these customers converted to natural gas heating from other energy sources, mainly oil and electricity. New home construction and existing non-heating gas customers who added gas heating systems to replace other energy sources primarily accounted for the other residential heating connections in Fiscal 2020.

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

On October 4, 2019, the PAPUC issued a final order approving a settlement of a base rate proceeding by the merged Gas Utility that permitted Gas Utility, effective October 11, 2019, to increase its base distribution revenues by $30 million under a single tariff, approved a plan for uniform class rates, and permitted Gas Utility to extend its Energy Efficiency and Conservation and Growth Extension Tariff programs by additional terms of 5 years.

On October 8, 2020, the PAPUC issued a final order approving a settlement of a base rate proceeding by the merged Gas Utility that permits Gas Utility to utilize a two-step phase-in of a $20 million base distribution revenue increase, with $10 million effective January 1, 2021, and $10 million effective July 1, 2021. The settlement also provides enhanced COVID-19 related consumer protections and allows the Company future regulatory asset recovery of COVID-19 related costs, such as greater-than-budgeted uncollectible accounts expense and other COVID-19 related operating costs.

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

On August 21, 2019, Gas Utility filed a consolidated LTIIP designed for the 2020-2024 calendar years (the “Gas LTIIP II”), during which Gas Utility projects spending $1.265 billion on DSIC-eligible property. Gas Utility’s filing was approved by the PAPUC in an order entered December 19, 2019.
With the effective date of new base distribution rates on October 11, 2019, the DSIC-eligible property revenue requirement was included in base distribution revenue recovery and Gas Utility is no longer recovering any DSIC revenue. The final order, issued by the PAPUC on October 8, 2020, approved the settlement of the base rate proceeding and authorized Gas Utility to implement a DSIC once Gas Utility’s total property, plant and equipment less accumulated depreciation reaches $2.875 billion, with this threshold being unchanged from Gas Utility’s 2019 base rate case. Unless Gas Utility seeks and receives a PAPUC waiver of the statutory 5% rate cap, any future DSIC charges will be capped at 5% of overall Gas Utility annual base revenue.

In addition to base distribution rates and various surcharges designed to recover specified types of costs, Gas Utility’s tariff also includes a uniform PGC rate applicable to firm retail rate schedules for customers who do not obtain natural gas supply service from an alternative supplier. The PGC rate permits recovery of all prudently incurred costs of natural gas that Gas Utility sells to its retail customers. PGC rates are reviewed and approved annually by the PAPUC. Gas Utility may request quarterly or, under certain conditions, monthly adjustments to reflect the actual cost of gas. Quarterly adjustments become effective on one day’s notice to the PAPUC and are subject to review during the next annual PGC filing. Each proposed annual PGC rate is required to be filed with the PAPUC six months prior to its effective date. During this period, the PAPUC holds hearings to determine whether the proposed rate reflects a least-cost fuel procurement policy consistent with the obligation to provide safe, adequate and reliable service. After completion of these hearings, the PAPUC issues an order permitting the collection of gas costs at levels that meet such standard. The PGC mechanism also provides for an annual reconciliation and for the payment or collection of interest on over and under collections.

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

State Tax Surcharge Clauses

UGI Utilities’ gas service tariffs contain state tax surcharge clauses. The surcharges are recomputed whenever any of the tax rates included in their calculation are changed. These clauses protect UGI Utilities from the effects of increases in certain of the Pennsylvania taxes to which it is subject.

Utility Franchises

Gas Utility holds certificates of public convenience issued by the PAPUC and certain “grandfather rights” predating the adoption of the Pennsylvania Public Utility Code and its predecessor statutes, which Gas Utility believes are adequate to authorize it to carry on its business in substantially all of the territories to which it now renders gas service. Under applicable Pennsylvania law, Gas Utility also has certain rights of eminent domain as well as the right to maintain its facilities in streets and highways in its territories.

Other Government Regulation

In addition to regulation by the PAPUC, MDPSC and FERC, Gas Utility is subject to various federal, state and local laws governing environmental matters, occupational health and safety, pipeline safety and other matters. Gas Utility is subject to the requirements of the Resource Conservation and Recovery Act, CERCLA and comparable state statutes with respect to the release of hazardous substances. See Note 17 to Consolidated Financial Statements.

Employees

At September 30, 2020, Gas Utility had approximately 1,630 employees.

ELECTRIC UTILITY

Electric Utility supplies electric service to more than 62,500 customers in portions of Luzerne and Wyoming counties in northeastern Pennsylvania through a system consisting of over 2,500 miles of transmission and distribution lines and 14 substations. For Fiscal 2020, approximately 58% of sales volume came from residential customers, 31% from commercial customers, and 11% from industrial and other customers. During Fiscal 2020, 13 retail electric generation suppliers provided energy for customers representing approximately 27% of Electric Utility’s sales volume.  At September 30, 2020, UGI Utilities’ electric utility operations had more than 70 employees.

Electric Utility is permitted to recover prudently incurred electricity costs, including costs to obtain supply to meet its customers’ energy requirements, pursuant to a supply plan filed with and approved by the PAPUC. Electric Utility distributes electricity that it purchases from wholesale markets and electricity that customers purchase from other suppliers.

On October 25, 2018, the PAPUC entered an Opinion and Order in Electric Utility’s base rate proceeding authorizing a $3.2 million increase in annual base distribution rates effective October 27, 2018. The PAPUC also authorized Electric Utility to establish a new reconcilable surcharge to permit the timely recovery of the costs of universal service programs designed to assist low income customers and required Electric Utility to refund tax benefits and associated interest relating to the TCJA through a one-time bill credit. PAPUC findings in favor of Electric Utility, relating to the use of a fully projected future test year and the treatment of tax benefits achieved through UGI’s consolidated federal tax filings, appealed to the Pennsylvania Commonwealth Court by the Pennsylvania Office of Consumer Advocate (“OCA”), were affirmed by the court in a decision dated January 15, 2020.

Electric Utility’s tariff includes rates, applicable to so-called “default service” customers who do not obtain electric generation service from an alternative supplier, incurred pursuant to a PAPUC-approved supply plan. These default service rates are reconcilable, may be adjusted quarterly, and are designed to permit Electric Utility to recover the full costs of providing default service in a full and timely manner. Electric Utility has received PAPUC approval of its current default service rules and supply plan through May 31, 2021. Electric Utility’s default service rates include recovery of costs associated with compliance with the AEPS Act, which requires Electric Utility to directly or indirectly acquire certain percentages of its supplies from designated alternative energy sources. Electric Utility’s LTIIP was approved by the PAPUC on December 21, 2017 for the 2018-2022 time period. Electric Utility’s projected annual investment in distribution infrastructure replacement was approximately $7.6 million in Fiscal 2018, and will increase to $8.3 million by Fiscal 2022. On December 19, 2019, the PAPUC approved Electric Utility’s DSIC rate mechanism that now permits it to impose a DSIC surcharge to recover revenue requirements associated with DSIC-eligible plant.

On May 26, 2020, Electric Utility filed a new default service plan to become effective June 1, 2021, upon expiration of the current plan. While no significant changes to the existing plan were proposed by Electric Utility, the matter has been the subject of a proceeding pending before the PAPUC with parties suggesting changes only to the design of the plan and not to the recovery of costs by Electric Utility. The Company anticipates a final order from the Commission prior to December 31, 2020.

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

FERC audit staff is currently auditing Electric Utility’s formulary rates, compliance with the FERC Uniform System of Accounts, and other non-operations related aspects of its transmission business, relative to the period of 2017-2019, as part of FERC’s routine audit schedule. Findings from such an audit may generate the basis for refunding revenue recovered by Electric Utility over that period. At this time, Electric Utility does not believe that the amount of such refund, if any, will be material.

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

BUSINESS SEGMENT INFORMATION

The table stating the amounts of revenues, operating income and identifiable assets attributable to each of UGI’s reportable business segments, and to information regarding the geographic areas in which we operate, for Fiscal 2020, Fiscal 2019 and Fiscal 2018 appears in Note 23 to Consolidated Financial Statements included in Item 15 of this Report and is incorporated herein by reference.

EMPLOYEES

At September 30, 2020, UGI and its subsidiaries had more than 11,300 employees.

HUMAN CAPITAL INITIATIVES

We are committed to the attraction, development, retention and safety of our employees. The following is an overview of some of our key human capital initiatives intended to ensure the overall well-being of our employees and other stakeholders. Our initiatives for Fiscal 2020 address (i) our response to the COVID-19 global pandemic, (ii) workplace safety, (iii) belonging, inclusion, diversity and equity (“BIDE”) in our workforce, and (iv) talent management.

Our COVID-19 Response

The health, well-being and safety of our employees, customers and communities is our top priority. We began to focus on COVID-19 as a potentially significant issue in February 2020, as we followed global developments and observed the impact of COVID-19 in several European markets where we operate. Our senior management team initiated regular COVID-19 planning sessions to address the critical safety, operational and business risks associated with the pandemic across all geographies. By the conclusion of the second week in March 2020, on a global basis, we had launched our work-from-home plan for over 4,000 ofﬁce-based team members and revised critical work practices to promote safe operations for over 7,400 ﬁeld-based employees and our customers. Moreover, we also expanded paid leave programs for our domestic employees and adopted paid furlough policies for our international employees to assist them when they were unable to perform work due to the various challenges caused by the pandemic.

Through these efforts, as well as our continued commitment to monitor, assess and implement guidance and best practices recommended by the WHO and CDC, we have been able to maintain the continuity of the essential services that we provide to our customers, while also managing the spread of the virus and promoting the health, well-being and safety of our employees, customers and communities.

Workplace Safety

We are committed to maintaining a strong safety culture and to emphasizing the importance of our employees’ role in identifying, mitigating and communicating safety risks. In this regard, our policies and operational practices reflect a “speak up” culture where all levels of employees are responsible for safety. We believe that the achievement of superior safety performance is both an important short-term and long-term strategic initiative in managing our operations. Safety is included as a component of the annual bonus calculation for executives and non-executives, reinforcing our commitment to safety across our organization.

UGI’s Board of Directors oversees safety efforts through the Safety, Environmental, and Regulatory Compliance (“SERC”) Committee, which is responsible for the governance and oversight of all environmental, health and safety matters at the Company, including compliance with applicable laws and regulations. The SERC Committee ensures that the Company maintains a culture focused on protecting the health and safety of our employees, contractors, customers, the public, and the environment. Additionally, our senior management team is closely involved in our safety programs and conducts regular reviews of safety performance metrics. These metrics are presented quarterly to the SERC Committee for review and consideration. In addition, each of our business units has a safety team that is responsible for overseeing the safety of our operations, reinforcing our values, and enhancing our safety culture within such business.

BIDE Initiative

We believe that, by fostering an environment that exemplifies our core value of respect, we gain, as a company, unique perspectives, backgrounds and varying experiences to ensure our continued long-term success. Belonging, inclusion, diversity and equity are essential to our success, and we respect and value all employees.

In alignment with our efforts to promote diversity and inclusion, we recently introduced the BIDE Initiative, which provides the organizational blueprint for achieving greater diversity and uniqueness of individuals and cultures and the varied perspectives they provide. The BIDE Initiative embodies and promotes internal policies with respect to setting expectations relating to our work environment, including our Code of Business Conduct and Ethics and our Anti-Discrimination, Anti-Harassment and Human Rights policies. As part of the BIDE Initiative, we have expanded our partnerships with numerous organizations that support underrepresented populations.

Talent Management

Maintaining a robust pipeline of talent is crucial to UGI’s ongoing success and is a key aspect of succession planning efforts across the organization. Our leadership and human resources teams are responsible for attracting and retaining top talent by facilitating an environment where employees feel supported and encouraged in their professional and personal development. Competition for attracting and retaining talent has increased in recent years, and UGI understands this challenge and the importance of maintaining competitive compensation, benefits and appropriate training that provides growth, developmental opportunities and multiple career paths within our company. Specifically, we promote employee development by reviewing strategic positions regularly and identifying potential internal candidates to fill those positions, evaluating critical job skill sets to identify competency gaps and creating developmental plans to facilitate employee professional growth. We commit to investing in our employees through training and development programs as well as tuition reimbursement to promote continued professional growth.

Additional Information

UGI publishes annual sustainability reports, which are available free of charge on its corporate website under “Investors - Environmental, Social and Governance (ESG) - Resources - Sustainability Reports.” Our 2019 Sustainability Report reflects the most recent available data on a variety of topics, including specific information relating to (i) the percentage of our new hires and senior management that are female or ethnically diverse employees; (ii) certain safety metrics at our natural gas and LPG businesses; and (iii) the number of training courses our employees completed in Fiscal 2019. Information included in these sustainability reports is not intended to be incorporated into this Report.

ITEM 1A. RISK FACTORS

There are many factors that may affect our business and results of operations, including the following risks relating to: (1) the demand for our products and services and our ability to grow our customer base; (2) our business operations, including internal and external factors that may impact our operational continuity; (3) our international operations; (4) our supply chain and our ability to obtain adequate quantities of LPG; (5) government regulation and oversight; and (6) more general factors that may impact our business.

Risks Relating to the Demand for Our Products and Services and Our Ability to Grow Our Customer Base

Our business is seasonal and decreases in the demand for our energy products and services because of warmer-than-normal heating season weather or unfavorable weather conditions may adversely affect our results of operations.

Because many of our customers rely on our energy products and services to heat their homes and businesses, and for agricultural purposes such as crop drying, our results of operations are adversely affected by warmer-than-normal heating season weather. Weather conditions have a significant impact on the demand for our energy products and services for both heating and agricultural purposes. Accordingly, the volume of our energy products sold is at its highest during the peak heating season of October through March and is directly affected by the severity of the winter weather. For example, historically, approximately 60% to 70% of AmeriGas Propane’s annual retail propane volume, 60% to 70% of UGI International’s annual retail LPG volume, 60% to 70% of Energy Services’ retail natural gas volume and 60% to 70% of Gas Utility’s natural gas throughput (the total volume of gas sold to or transported for customers within our distribution system) has typically been sold during these months. Additionally, as a result of the AmeriGas Merger, we expect that an even greater portion of our earnings will continue to be derived during the peak heating season of October through March. There can be no assurance that normal winter weather in our market areas will occur in the future.

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

The potential effects of climate change may affect our business, operations, supply chain and customers, which could adversely impact our financial condition and results of operations.

Shifts and fluctuations in weather patterns and other environmental conditions, including temperature and precipitation levels, may affect consumer demand for our energy products and services. In addition, the potential physical effects of climate change, such as increased frequency and severity of storms, floods and other climatic events, could disrupt our operations and supply chain, and cause them to incur significant costs in preparing for or responding to these effects. These or other meteorological changes could lead to increased operating costs, capital expenses or supply costs. Our commercial and residential customers may also experience the potential physical impacts of climate change and may incur significant costs in preparing for or responding to these efforts, including increasing the mix and resiliency of their energy solutions and supply. The impact of any one or all of the foregoing factors may adversely affect our financial condition and results of operations.

Our potential to increase revenues may be affected by the decline in retail volumes of LPG and our ability to retain and grow our customer base.

The retail LPG distribution industry in the U.S. and many of the European countries in which we operate is mature and has been declining over the past several years, with no or modest growth (or decline) in total demand foreseen in the next several years. Accordingly, we expect that year-to-year industry volumes will be principally affected by weather patterns. Therefore, our ability to grow within the LPG industry is dependent on our ability to acquire other retail distributors and to achieve internal growth, which includes expansion of the domestic ACE, Cynch and National Accounts programs in the U.S. and expansion in Europe, as well as the success of our sales and marketing programs designed to attract and retain customers. A failure to retain and grow our customer base would have an adverse effect on our results. Acquisitions in the U.S. and Europe may require merger control filings with the Federal Trade Commission and the European Commission, as applicable, and commitments or divestments of assets may be required to obtain clearance. Such commitments or divestments may influence the overall economics of the transaction.

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

To the extent we are successful in making acquisitions, such acquisitions involve a number of risks. These risks include, but are not limited to, the assumption of material liabilities, environmental liabilities, the diversion of management’s attention from the management of daily operations to the integration of acquired operations, difficulties in the assimilation and retention of employees and difficulties in the assimilation of different cultures and practices and internal controls, as well as in the assimilation of broad and geographically dispersed personnel and operations. Future acquisitions could also result in, among other things, the failure to identify material issues during due diligence, the risk of overpaying for assets, unanticipated capital expenditures, the failure to maintain effective internal control over financial reporting, recording goodwill and other intangible assets at values that ultimately may be subject to impairment charges and fluctuations in quarterly results. There can also be no assurance that our past and future acquisitions will deliver the strategic, financial and operational benefits that we anticipate. The failure to successfully integrate acquisitions could have an adverse effect on our business, cash flows, financial condition and results of operations.

Energy efficiency and technology advances, as well as price induced customer conservation, may result in reduced demand for our energy products and services.

The trend toward increased energy efficiency and technological advances, including installation of improved insulation and the development of more efficient boilers and other heating devices, as well as conservation measures, may reduce the demand for our energy products. Prices for LPG and natural gas are subject to volatile fluctuations as a result of changes in supply and demand as well as other market conditions. During periods of high energy commodity costs, our prices generally increase, which may lead to customer conservation and attrition. A reduction in demand could lower our revenues and, therefore, lower our net income and adversely affect our cash flows. State and/or federal regulation may require mandatory conservation measures, which would reduce the demand for our energy products. Additionally, at the international level, EU and local laws and regulations may require mandatory conservation measures, which would reduce the demand for our energy products. For example, in 2018 the EU revised the Energy Performance of Buildings Directive (the “EPBD”), with the goal to create a clear path towards a low and zero-emission and decarbonized building stock in the EU by 2050.  Due to delays resulting from the COVID-19 pandemic, EU countries will now be adopting laws through 2021 to implement the EPBD.  The EU is also adopting further measures to decarbonize electricity generation in order to reduce dependence on fossil fuel imports and achieve its climate change objectives. Over time, these various measures will impact fossil fuel consumption in Europe and the demand for our energy products. We cannot predict the materiality of the effect of future conservation measures or the effect that any technological advances in heating, conservation, energy generation or other devices might have on our operations.

Our operations may be adversely affected by competition from other energy sources.

Our energy products and services face competition from other energy sources, some of which are less costly for equivalent energy value. In addition, we cannot predict the effect that the development of alternative energy sources might have on our operations.

Our LPG distribution businesses compete for customers against suppliers of electricity, fuel oil and natural gas. Electricity is a major competitor of LPG but, except in France, is generally more expensive than LPG on a Btu equivalent basis for space heating, water heating and cooking. However, in Europe and elsewhere, climate change policies favoring electricity from renewable energy sources may cause changes in current relative price relationships. Moreover, notwithstanding cost, the convenience and efficiency of electricity make it an attractive energy source for consumers and developers of new homes. In addition, due to the prevalence of nuclear electric generation in France, the cost of electricity is generally less expensive than that of LPG, particularly when the cost to install new equipment to convert to LPG is considered. Fuel oil, which is also a major competitor of propane, is currently more expensive than propane and is a less environmentally attractive energy source.

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

Our natural gas businesses compete primarily with electricity and fuel oil, and, to a lesser extent, with LPG and coal. Competition among these fuels is primarily a function of their comparative price and the relative cost and efficiency of fuel utilization equipment. There can be no assurance that our natural gas revenues will not be adversely affected by this competition.

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

Even if we are able to successfully complete any pending or future infrastructure project, our revenues may not increase immediately upon the expenditure of funds on a particular project or as anticipated during the lifespan of the project. As a result, there is the risk that new and expanded energy infrastructure may not achieve our expected investment returns, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Our Business Operations, Including Internal and External Factors that May Impact Our Operational Continuity

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

We are currently engaged in business transformation initiatives designed to achieve operational benefits and cost efficiencies and to leverage technology to provide an enhanced customer experience. If we are unable to deliver the strategic and financial benefits that we anticipate, the achievement of these benefits is delayed, or the volume and nature of change challenges our available resources, then our business operations and financial results could be materially and adversely impacted. Our ability to successfully manage and execute these initiatives and realize expected savings and benefits in the amounts and at the times anticipated is important to our business success. Any failure to do so, which could result from our inability to successfully execute organizational change and business transformation initiatives, unanticipated costs or charges, loss of key personnel and other factors described herein, could have a material adverse effect on our business, financial condition and results of operations. For further information on these initiatives, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of Strategic Initiatives.”

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

Risks Relating to Our International Operations

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

We operate LPG distribution and energy marketing businesses in Europe through our subsidiaries and we continue to explore the expansion of our international businesses. As a result, we face risks in doing business abroad that we do not face domestically. Certain aspects inherent in transacting business internationally could negatively impact our operating results, including:

•costs and difficulties in staffing and managing international operations;
•potentially adverse tax consequences, including restrictions on repatriating earnings, potential increases to corporate income taxes and the threat of “double taxation”;
•fluctuations in currency exchange rates, particularly the euro, which can affect demand for our products, increase our costs and adversely affect our profitability and reported results;
•regulatory requirements and changes in regulatory requirements, including European competition laws that may adversely affect the terms of contracts with customers, including with respect to exclusive supply rights, and stricter regulations applicable to the storage and handling of LPG;

•economic and political uncertainty relating to the United Kingdom’s withdrawal from the EU, commonly known as “Brexit,” and the ongoing negotiations to determine the terms of such withdrawal, which may result in, among other things, increased regulatory costs and challenges, greater volatility in the British pound sterling and euro, business disruptions and increased tariffs;
•new and inconsistently enforced industry regulatory requirements, which can have an adverse effect on our competitive position;
•tariffs and other trade barriers;
•difficulties in enforcing contractual rights;
•longer payment cycles;
•local political and economic conditions; and
•potential violations of federal regulatory requirements, including anti-bribery, anti-corruption, and anti-money laundering law, economic sanctions, the Foreign Corrupt Practices Act of 1977, as amended, and EU regulatory requirements, including the GDPR and Sapin II.

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

Risks Relating to Our Supply Chain and Our Ability to Obtain Adequate Quantities of LPG

We are dependent on our principal LPG suppliers, which increases the risks from an interruption in supply and transportation.

During Fiscal 2020, AmeriGas Propane purchased approximately 84% of its propane needs from 20 suppliers. If supplies from these sources were interrupted, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our earnings could be affected. Additionally, in certain geographic areas, a single supplier may provide more than 50% of AmeriGas Propane’s propane requirements. Disruptions in supply in these geographic areas could also have an adverse impact on our earnings. Our international businesses are similarly dependent upon their LPG suppliers. For example, during Fiscal 2020, UGI International’s business in the United Kingdom purchased approximately 88% of its LPG needs from two suppliers and, in Italy, approximately 50% of its supply was sourced from a single supplier. If supplies from UGI International’s principal LPG sources are interrupted, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and our earnings could be adversely affected. There is no assurance that our international businesses will be able to continue to acquire sufficient supplies of LPG to meet demand at prices or within time periods that would allow them to remain competitive.

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

Risks Relating to Government Regulation and Oversight

Regulators may not approve the rates we request and existing rates may be challenged, which may adversely affect our results of operations.

In our UGI Utilities segment, our distribution operations are subject to regulation by the PAPUC and the MDPSC. These regulatory bodies, among other things, approve the rates that UGI Utilities may charge its utility customers, thus impacting the returns that UGI Utilities may earn on the assets that are dedicated to its operations. We expect that UGI Utilities will periodically file requests with the PAPUC to increase base rates charged to customers. If UGI Utilities is required in a rate proceeding to reduce the rates it charges its utility customers, or is unable to obtain approval for timely rate increases from the PAPUC, particularly when necessary to cover increased costs, UGI Utilities’ revenue growth will be limited and earnings may decrease.

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

New regulations, or a change in the interpretation of existing regulations, could result in increased expenditures. In addition, for many of our operations, we are required to obtain permits from regulatory authorities and, in some cases, such regulatory permits could subject our operations to additional regulations and standards of conduct. Failure to obtain or comply with these permits or applicable regulations and standards of conduct could result in civil and criminal fines or the cessation of the operations in violation. Governmental regulations and policies in the U.S. and Europe may provide for subsidies or incentives to customers who use alternative fuels instead of carbon fuels. The EU has committed to cut CO2 emissions by at least 40% by 2030 and EU member states are proposing and implementing a range of subsidies and incentives to achieve the EU’s climate change goals. These subsidies and incentives may result in reduced demand for our energy products and services.

We are investigating and remediating contamination at a number of present and former operating sites in the U.S., including former sites where we or our former subsidiaries operated manufactured gas plants. We have also received claims from third parties that allege that we are responsible for costs to clean up properties where we or our former subsidiaries operated a manufactured gas plant or conducted other operations. Most of the costs we incur to remediate sites outside of Pennsylvania cannot currently be recovered in PAPUC rate proceedings, and insurance may not cover all or even part of these costs. Our actual costs to clean up these sites may exceed our current estimates due to factors beyond our control, such as:

•the discovery of presently unknown conditions;
•changes in environmental laws and regulations;
•judicial rejection of our legal defenses to third-party claims; or
•the insolvency of other responsible parties at the sites at which we are involved.

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
Climate change continues to attract considerable public and scientific attention in the U.S. and in foreign countries. As a result, numerous proposals have been made and could continue to be made at the international, national, regional, state and local levels of government to monitor and limit GHG emissions. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. Increased regulation of GHG emissions could impose significant additional costs on us, our suppliers, our vendors, and our customers.
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
In the EU, there is a commitment to cut CO2 emissions by at least 40% by 2030 and EU member states have implemented a range of subsidies and incentives to achieve the EU’s climate change goals. Further, emissions are regulated via a number of means, including the European Union Emissions Trading System (the ‘‘EU ETS’’). The EU ETS is a trading system across the EU for industrial emissions and is expected to become progressively more stringent over time, including by reducing the number of allowances to emit GHGs.
The adoption and implementation of any U.S. federal, state or local laws or regulations or foreign laws or regulations imposing obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur significant costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for our energy products. The potential increase in our operating costs could include new costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our GHG emissions, pay taxes related to our GHG emissions, and/or administer and manage a GHG emissions reduction program. We may not be able to pass on such increased costs to customers.

In addition, changes in regulatory policies that result in a reduction in the demand for hydrocarbon products that are deemed to contribute to GHGs, or restrict their use, may reduce volumes available to us for processing, transportation, marketing and storage. These developments could have a material adverse effect on our results of operations, financial results and cash flows.
Changes in data privacy and data protection laws and regulations, particularly in Europe and California, or any failure to comply with such laws and regulations, could adversely affect our business and financial results.

There has been increased public attention regarding the use of personal information and data transfers, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer and personal privacy. The laws in these areas continue to develop and the changing nature of data protection, information security and privacy laws in the U.S., the EU and elsewhere could impact our processing of the personal information of our employees, vendors and customers, which could lead to increased operating costs. The EU adopted the GDPR, which became effective in May of 2018 and expanded EU data protections, in certain circumstances, to companies outside of the EU processing data of EU residents, regardless of whether the processing occurs in the EU. Similarly, the State of California legislature passed the California Consumer Privacy Act of 2018 (the “CCPA”), effective January 1, 2020, which grants certain rights to California residents with respect to their personal information, and the California electorate recently approved Proposition 24, the California Privacy Rights Act (the “CPRA”), which will replace the CCPA effective January 1, 2023 and grant additional rights to California residents as well as create a new state privacy regulator. We expect that there will continue to be new laws, regulations and industry standards concerning data privacy and data protection in the U.S., the EU and other jurisdictions, and we cannot yet determine the impact such laws, regulations, interpretations and standards may have on our business.

The GDPR requires companies to satisfy strict new requirements regarding the handling of personal information, including its use, protection and the ability of persons whose data is processed to exercise a number of rights with respect to their personal information, such as correcting or requiring deletion of data about themselves. Supervisory authorities from different EU member states may interpret and apply the GDPR somewhat differently, and the GDPR also permits EU member states to create supplemental national laws, which increases the complexity of compliance. Failure to comply with GDPR requirements could result in penalties of up to €20 million or 4% of worldwide revenue, whichever is greater, for serious breaches. Additionally, in July 2020, the Court of Justice of the European Union (the “CJEU”), the EU’s highest court, issued a landmark ruling in which it invalidated the U.S. – EU Privacy Shield framework for transferring the personal data of EU residents to the United States and suggested that the parties to data transfers can only rely on standard contractual clauses as a valid data transfer mechanism on a case-by-case basis. This ruling, and subsequent commentary on it from local European data protection authorities, have raised questions about the continuing viability of existing legal tools to support data transfers to the U.S., and additional regulatory guidance is likely to be forthcoming.

The CCPA requires companies to make new disclosures to consumers about such companies’ data collection, use, and sharing practices and inform consumers of their personal information rights such as deletion rights, allows consumers to opt out of data sales to third parties, and provides a new cause of action for data breaches. The CPRA will add more disclosure obligations (including an obligation to disclose retention periods or criteria for categories of personal information), grant consumers additional rights (including rights to correct their data, limit the use and disclosure of sensitive personal information, and opt out of the sharing of personal information for certain targeted behavioral advertising purposes). The CPRA also creates a new California Privacy Protection Agency (CPPA) to serve as California’s chief privacy regulator, which will likely result in greater regulatory activity and enforcement in the privacy area.

The State of Nevada also recently amended its online privacy law to allow consumers to submit requests to prevent websites and online service providers from selling personal information that is collected through a website or online service. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data as well as requiring disclosures about these practices.
While we have invested significant time and resources in our GDPR compliance program, emerging and changing data privacy and data protection requirements, including CCPA, CPRA and any new considerations and requirements that emerge from the CJEU’s ruling, may cause us to incur additional substantial costs or require us to change our business practices. Any failure or perceived failure to comply may result in proceedings or actions against us by government entities or individuals. Moreover, any inquiries or investigations, any other government actions, or any actions by individuals, may be costly to comply with, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines, demands or orders that we modify or cease existing business practices.

The provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), related regulations, and the rules adopted thereunder and other regulations, including the European Market Infrastructure Regulation (the “EMIR”), may have an adverse effect on our ability to use derivative instruments to hedge risks associated with our business.

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

The EMIR may result in increased costs for over-the-counter derivative counterparties trading in the EU and may also lead to an increase in the costs of, and demand for, the liquid collateral that the EMIR requires central counterparties to accept. Although we expect to qualify as a non-financial counterparty under the EMIR, and thus not be required to post margin under the EMIR, we may still be subject to increased regulatory requirements, including recordkeeping, marking to market, timely confirmations, derivatives reporting, portfolio reconciliation and dispute resolution procedures. Provisions under the EMIR could significantly increase the cost of derivatives contracts, materially alter the terms of derivatives contracts and reduce the availability of derivatives to protect against risks that we encounter. The increased trading costs and collateral costs may have an adverse impact on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Accordingly, our business and operating results may be adversely affected if we are forced to reduce or modify our current use of derivatives as a result of the Dodd-Frank Act and the rules and regulations promulgated thereunder as a result of the EMIR and other similarly applicable rules and regulations.

General Risks that May Impact Our Business

The COVID-19 outbreak could adversely impact our business, financial condition and results of operations.

The COVID-19 outbreak has resulted in widespread impacts on the global economy and on our employees, customers, third-party business partners and other stakeholders. There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of domestic and global measures designed to contain the spread, including travel bans and restrictions, quarantines, shelter-in-place orders (including those in effect in our service areas), and business and government shutdowns. These restrictions may, among other things:

•negatively impact the financial condition of our customers and their ability to pay for our products and services;
•reduce energy consumption by certain of our customers, which would affect demand for our products;
•disrupt or delay progress in the development and completion of our energy infrastructure projects;
•prolong the time period necessary to perform maintenance of our infrastructure;
•result in operational delays, including delay in the delivery of our products to customers;
•result in impairment relating to certain current and long-lived assets; and
•limit or curtail significantly or entirely the ability of public utility commissions to approve or authorize applications and other requests we may make with respect to our regulated businesses.

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

Furthermore, if we seek to raise additional capital, our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the financing and equity markets, the availability of sufficient amounts of financing, our prospects and our credit ratings. Our total available liquidity balance as of September 30, 2020 totaled approximately $1.5 billion, which includes commitments under recent financing transactions completed by our Energy Services and UGI Utilities subsidiaries. Nonetheless, if our credit ratings were to be downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any future debt financing could be further negatively impacted. In addition, the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or conflict with covenant restrictions then in effect. As a result, there is no guarantee that financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations.

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

Federal income tax reform could have unforeseen effects on our financial condition and results of operations.

On March 27, 2020, the U.S. enacted the CARES Act. Our financial statements for Fiscal 2020 reflect the realized benefits of the CARES Act, and we expect to continue to utilize provisions of the CARES Act in future quarters. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview - Recent Developments.” Application of the CARES Act requires significant judgments to be made in the interpretation of the law and significant estimates in the calculation of the provision for income taxes. Additional guidance may be issued by the Internal Revenue Service, the Department of the Treasury, or other governing body that may significantly differ from our interpretation of the law. In addition, certain provisions of the CARES Act may be repealed completely or in part or may be replaced by provisions that are less beneficial to our financial condition and results of operations in the future. If our interpretation of the CARES Act differs significantly from the interpretation of governing bodies, or if future administrations choose to repeal or replace the provisions of the CARES Act, our financial condition and results of operations may be adversely impacted.

We may not be able to collect on the accounts of our customers.

We depend on the viability of our customers for collections of accounts receivable and notes receivable. Moreover, our businesses serve numerous retail customers, and as we grow our businesses organically and through acquisitions, our retail customer base is expected to expand. There can be no assurance that our customers will not experience financial difficulties in the future or that we will be able to collect all of our outstanding accounts receivable or notes receivable and any such nonpayment by our customers could adversely affect our business.

We are subject to operating and litigation risks that may not be covered by insurance.

Our business operations are subject to all of the operating hazards and risks normally incidental to the handling, storage and distribution of combustible products, such as LPG and natural gas, and the generation of electricity. These risks could result in substantial losses due to personal injury and/or loss of life, and severe damage to and destruction of property and equipment arising from explosions and other catastrophic events, including acts of terrorism. As a result of these and other incidents, we are sometimes a defendant in legal proceedings and litigation arising in the ordinary course of business, including regulatory investigations, claims, lawsuits and other proceedings. Additionally, environmental contamination could result in future legal proceedings. There can be no assurance that our insurance coverage will be adequate to protect us from all material expenses related to pending and future claims or that such levels of insurance would be available in the future at economical prices. Moreover, defense and settlement costs may be substantial, even with respect to claims and investigations that have no merit. If we cannot resolve these matters favorably, our business, financial condition, results of operations and future prospects may be materially adversely affected.

The risk of natural disasters, pandemics and catastrophic events, including terrorism, may adversely affect the economy and the price and availability of LPG, other refined fuels and natural gas.

Natural disasters, pandemics and catastrophic events, such as fires, earthquakes, explosions, floods, tornadoes, hurricanes, terrorist attacks, political unrest and other similar occurrences, may adversely impact the price and availability of LPG (including propane), other refined fuels and natural gas, which could adversely impact our financial condition and results of operations, our ability to raise capital and our future growth. The impact that the foregoing may have on our industries in general, and on us in particular, is not known at this time. A natural disaster, pandemic or an act of terror could result in disruptions of crude oil or natural gas supplies and markets (the sources of LPG), cause price volatility in the cost of LPG, fuel oil and natural gas, and our infrastructure facilities could be directly or indirectly impacted. Additionally, if our means of supply transportation, such as rail or pipeline, are delayed or temporarily unavailable due to a natural disaster, pandemic or terrorist activity, we may be unable to transport LPG and other refined fuels in a timely manner or at all. A lower level of economic activity could result in a decline in energy consumption, which could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of a natural disaster, pandemic or terrorism could also affect our ability to raise capital. We have opted to purchase insurance coverage for natural disasters and terrorist acts within our property and casualty insurance programs, but we can give no assurance that our insurance coverage would be adequate to fully compensate us for any losses to our business or property resulting from natural disasters or terrorist acts.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 3. LEGAL PROCEEDINGS

With the exception of those matters set forth in Note 17 to Consolidated Financial Statements included in Item 15 of this Report, no material legal proceedings are pending involving the Company, any of its subsidiaries, or any of their properties, and no such proceedings are known to be contemplated by governmental authorities other than claims arising in the ordinary course of business.

ITEM 4. MINE SAFETY DISCLOSURES

None.
EXECUTIVE OFFICERS

Information regarding our executive officers is included in Part III of this Report and is incorporated in Part I by reference.

PART II:

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

Our Common Stock is traded on the New York Stock Exchange under the symbol “UGI.” On November 13, 2020, we had 6,617 holders of record of Common Stock.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its Common Stock during the quarter ended September 30, 2020. As of September 30, 2020, the Company had 5.85 million shares of Common Stock available for repurchase under an extension of a previous share repurchase program announced by the Company on January 25, 2018. The Board of Directors authorized the repurchase of up to 8 million shares of Common Stock over a four-year period expiring January 2022.

Recent Sale of Unregistered Securities

The Company did not sell any unregistered securities during Fiscal 2020.

Performance Graph

The following graph compares the cumulative total shareholder return (stock price appreciation and the reinvestment of dividends) on an investment of $100 in UGI Common Stock, the S&P 500 Index, and the S&P 500 Utilities Index over the five years from September 30, 2015, through September 30, 2020.

ITEM 6.SELECTED FINANCIAL DATA

	Year Ended September 30,
(Millions of dollars, except per share amounts)	2020	2019	2018 (a)	2017	2016
FOR THE PERIOD:
Income statement data:
Revenues	$6,559	$7,320	$7,651	$6,121	$5,686
Net income including noncontrolling interests	$532	$308	$822	$524	$489
Deduct net income attributable to noncontrolling interests, principally in AmeriGas Partners prior to the AmeriGas Merger	—	(52)	(103)	(87)	(124)
Net income attributable to UGI Corporation	$532	$256	$719	$437	$365
Earnings per common share attributable to UGI Corporation stockholders:
Basic	$2.55	$1.44	$4.13	$2.51	$2.11
Diluted	$2.54	$1.41	$4.06	$2.46	$2.08
Cash dividends declared per common share	$1.310	$1.145	$1.020	$0.975	$0.930
AT PERIOD END:
Balance sheet data:
Total assets	$13,985	$13,347	$11,981	$11,582	$10,847
Capitalization:
Debt:
Short-term debt:
AmeriGas Propane	$186	$328	$232	$140	$153
UGI International	1	211	1	18	—
Midstream & Marketing	19	91	2	39	26
UGI Utilities	141	166	190	170	113
Long-term debt (including current maturities):
AmeriGas Propane	2,560	2,565	2,570	2,573	2,334
UGI International	778	719	748	839	780
Midstream & Marketing	720	687	—	—	—
UGI Utilities	1,121	979	838	751	672
UGI Corporation & Other	855	854	9	9	9
Total debt	6,381	6,600	4,590	4,539	4,087
UGI Corporation stockholders’ equity	4,128	3,817	3,681	3,163	2,844
Noncontrolling interests (b)	9	10	419	578	751
Total capitalization	$10,518	$10,427	$8,690	$8,280	$7,682
Ratio of capitalization:
Total debt	60.7%	63.3%	52.8%	54.8%	53.2%
UGI Corporation stockholders’ equity	39.2%	36.6%	42.4%	38.2%	37.0%
Noncontrolling interests (b)	0.1%	0.1%	4.8%	7.0%	9.8%
	100.0%	100.0%	100.0%	100.0%	100.0%
(a)    Fiscal 2018 results include remeasurement impacts from the TCJA in the U.S. See Notes 7 and 9 to Consolidated Financial Statements for additional information.
(b)    Noncontrolling interests from Fiscal 2016 to Fiscal 2018 include noncontrolling interests in AmeriGas Partners. See Note 5 to Consolidated Financial Statements regarding the effect of the AmeriGas Merger on noncontrolling interests.

	Year Ended September 30,
(Millions of dollars, except per share amounts)	2020	2019	2018	2017	2016
Non-GAAP Reconciliation:
Adjusted net income attributable to UGI Corporation:
Net income attributable to UGI Corporation	$532	$256	$719	$437	$365
Net (gains) losses on commodity derivative instruments not associated with current-period transactions (net of tax of $35, $(60), $27, $32 and $14, respectively)	(82)	148	(69)	(51)	(30)
Unrealized losses (gains) on foreign currency derivative instruments (net of tax of $(10), $9, $9, $(10) and $0, respectively)	26	(23)	(20)	14	—
Loss on extinguishments of debt (net of tax of $0, $(2), $0, $(6) and $(5), respectively)	—	4	—	9	8
AmeriGas Merger expenses (net of tax of $0, $0, $0, $0 and $0, respectively)	—	1	—	—	—
Acquisition and integration expenses associated with the CMG Acquisition (net of tax of $(1), $(5), $0, $0 and $0, respectively)	1	11	—	—	—
LPG business transformation expenses (net of tax of $(17), $(5), $0, $0 and $0, respectively)	45	16	—	—	—
Loss on disposals of Conemaugh and HVAC (net of tax of $(15), $0, $0, $0 and $0, respectively)	39	—	—	—	—
Integration expenses associated with Finagaz (net of tax of $0, $0, $(12), $(14) and $(11), respectively)	—	—	19	26	17
Impairment of Partnership tradenames and trademarks (net of tax of $0, $0, $(6), $0 and $0, respectively)	—	—	15	—	—
Impact from change in French tax rate	—	—	(12)	(29)	—
Remeasurement impact from TCJA	—	—	(166)	—	—
Total adjustments (a)	29	157	(233)	(31)	(5)
Adjusted net income attributable to UGI Corporation (b)	$561	$413	$486	$406	$360
Adjusted diluted earnings per share:
UGI Corporation earnings per share - diluted	$2.54	$1.41	$4.06	$2.46	$2.08
Net (gains) losses on commodity derivative instruments not associated with current-period transactions	(0.39)	0.82	(0.39)	(0.29)	(0.17)
Unrealized losses (gains) on foreign currency derivative instruments	0.12	(0.13)	(0.11)	0.08	—
Loss on extinguishments of debt	—	0.02	—	0.05	0.04
AmeriGas Merger expenses	—	0.01	—	—	—
Acquisition and integration expenses associated with the CMG Acquisition	0.01	0.06	—	—	—
LPG business transformation expenses	0.21	0.09	—	—	—
Loss on disposals of Conemaugh and HVAC	0.18	—	—	—	—
Integration expenses associated with Finagaz	—	—	0.10	0.15	0.10
Impairment of Partnership tradenames and trademarks	—	—	0.08	—	—
Impact from change in French tax rate	—	—	(0.07)	(0.16)	—
Remeasurement impact from TCJA	—	—	(0.93)	—	—
Total adjustments (a)	0.13	0.87	(1.32)	(0.17)	(0.03)
Adjusted diluted earnings per share (b)	$2.67	$2.28	$2.74	$2.29	$2.05

(a)    Income taxes associated with pre-tax adjustments determined using statutory business unit tax rates.
(b)    Management uses "adjusted net income attributable to UGI Corporation" and "adjusted diluted earnings per share," both of which are financial measures not in accordance with GAAP, when evaluating UGI's overall performance. Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for, the comparable GAAP measures. Management believes that these non-GAAP measures provide meaningful information to investors about UGI’s performance because they eliminate the impact of gains and losses on commodity and certain foreign currency derivative instruments not associated with current-period transactions and other significant discrete items that can affect the comparison of period-over-period results.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MD&A discusses our results of operations for Fiscal 2020 and Fiscal 2019, and our financial condition. For discussion of our results of operations and cash flows for Fiscal 2019 compared with Fiscal 2018, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2019 Annual Report on Form 10-K, filed with the SEC on November 26, 2019. MD&A should be read in conjunction with Items 1 and 2, “Business and Properties,” Item 1A, “Risk Factors,” and the Consolidated Financial Statements in Item 8 below including “Segment Information” included in Note 23 to Consolidated Financial Statements.
Because most of our businesses sell or distribute energy products used in large part for heating purposes, our results are significantly influenced by temperatures in our service territories, particularly during the heating-season months of October through March. Accordingly, our results of operations, after adjusting for the effects of gains and losses on derivative instruments not associated with current-period transactions as further discussed below, are significantly higher in our first and second fiscal quarters.

Executive Overview

Recent Developments

In March 2020, the WHO declared a global pandemic attributable to the outbreak and continued spread of COVID-19 that has had a significant impact throughout the global economy. In connection with the mitigation and containment procedures recommended by the WHO, the CDC, and as imposed by federal, state, and local governmental authorities, including shelter-in-place orders, quarantines and similar restrictions, we implemented a variety of procedures to protect our employees, third-party business partners, and customers worldwide. Although our results for Fiscal 2020 have been negatively impacted by COVID-19, we continue to provide essential products and services to our global customers in a safe and reliable manner and will continue to do so in compliance with mandated restrictions presented by each of the markets we serve. We continue to evaluate and react to the continued effects of a prolonged disruption including the impact on our results of operations. These items may include, but are not limited to: the financial condition of our customers; decreased availability and demand for our products and services; realization of accounts receivable; impairment considerations related to certain current assets, long-lived assets and goodwill; delays related to current and future projects; and the effects of government stimulus efforts including tax legislation in response to COVID-19. We have also remained focused on managing our financial condition and liquidity throughout this global crisis.
In March 2020, the CARES Act was enacted in response to the COVID-19 pandemic. Among other things, the CARES Act includes provisions which modify the NOL limitation and carryback rules including a five-year carryback for NOLs and the temporary removal of the 80 percent limitation on NOL utilization for taxable years beginning before January 1, 2021. For additional information related to the CARES Act and the related impact on our results of operations for Fiscal 2020, see “Interest Expense and Income Taxes” below and Note 7 to Consolidated Financial Statements.
While our operations and financial performance have been significantly impacted by COVID-19 in Fiscal 2020, we cannot predict the duration or total magnitude of the pandemic and the future effects on our business, financial position, results of operations, liquidity or cash flows at this time.
Strategic Initiatives

Business Transformation Initiatives

Corporate Services. Beginning in Fiscal 2020, we initiated a transformation project focused on our support functions including: finance, procurement, human resources, and information technology. This initiative will standardize processes and activities across our global platform, while leveraging the use of best practices and efficiencies between our businesses. While this initiative is being coordinated across multiple support functions, each area is at a different stage of transformation and will undergo the required changes over the next two to three years. In connection with these activities, we expect to incur approximately $40 million of non-recurring costs during that time resulting in more than $15 million of ongoing annualized savings by Fiscal 2023.

AmeriGas Propane: At AmeriGas Propane, we began executing on LPG transformation initiatives during Fiscal 2019 focused on efficiency and effectiveness in the following key areas: customer digital experience; customer relationship management; operating process redesign and specialization; distribution and routing optimization; sales and marketing effectiveness; purchasing and general and administrative efficiencies; and supply and logistics. The business activities are in process and resulted in more than $40 million of benefits during Fiscal 2020. These initiatives will continue to be carried out over the next fiscal year and, once completed, are expected to provide more than $140 million of annual savings that will allow us to improve profitability and cash flow through operational efficiencies and expense reductions and enable increased investment into base business customer retention and growth initiatives, including the reduction of margins in select segments of our base business. We estimate the total cost of executing on these initiatives, including approximately $100 million of related capital expenditures, to be approximately $200 million.

UGI International. At our UGI International LPG business, we launched an initiative in Fiscal 2019 and embarked on a process of identifying operational synergies across all 17 countries in which we currently do business. We call this initiative Project Alliance, the goal of which is to focus attention on enhanced customer service and safe and efficient operations through the establishment of two centers of excellence. One such center will be focused on commercial excellence to identify and execute projects that improve the customer’s experience. The second center will be focused on operational excellence across our distribution network and our filling centers. The business activities are in process and resulted in approximately €7 million of savings during Fiscal 2020. These initiatives will continue to be executed primarily over the next fiscal year and, once completed, are expected to generate over €30 million of annual savings. We estimate the total cumulative cost of executing on these Project Alliance initiatives, including approximately €10 million related to IT capital expenditures, to be approximately €55 million.

Strategic Transactions

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
The following tables reconcile net income attributable to UGI Corporation, the most directly comparable GAAP measure, to adjusted net income attributable to UGI Corporation, and reconcile diluted earnings per share, the most comparable GAAP measure, to adjusted diluted earnings per share, to reflect the adjustments referred to above:

	Year Ended September 30,
(Millions of dollars, except per share amounts)	2020	2019
Adjusted net income attributable to UGI Corporation:
AmeriGas Propane	$156	$68
UGI International	173	145
Midstream & Marketing	92	78
UGI Utilities	136	133
Corporate & Other (a)	(25)	(168)
Net income attributable to UGI Corporation	532	256
Net (gains) losses on commodity derivative instruments not associated with current-period transactions (net of tax of $35 and $(60), respectively)	(82)	148
Unrealized losses (gains) on foreign currency derivative instruments (net of tax of $(10) and $9, respectively)	26	(23)
Loss on extinguishments of debt (net of tax of $0 and $(2), respectively)	—	4
AmeriGas Merger expenses (net of tax of $0 and $0, respectively)	—	1
Acquisition and integration expenses associated with the CMG Acquisition (net of tax of $(1) and $(5), respectively)	1	11
LPG business transformation expenses (net of tax of $(17) and $(5), respectively)	45	16
Loss on disposals of Conemaugh and HVAC (net of tax of $(15) and $0, respectively)	39	—
Total adjustments (a) (b)	29	157
Adjusted net income attributable to UGI Corporation	$561	$413

Adjusted diluted earnings per share:
AmeriGas Propane	$0.74	$0.38
UGI International	0.82	0.80
Midstream & Marketing	0.44	0.43
UGI Utilities	0.65	0.74
Corporate & Other (a)	(0.11)	(0.94)
Earnings per share - diluted (c)	2.54	1.41
Net (gains) losses on commodity derivative instruments not associated with current-period transactions	(0.39)	0.82
Unrealized losses (gains) on foreign currency derivative instruments	0.12	(0.13)
Loss on extinguishments of debt	—	0.02
AmeriGas Merger expenses	—	0.01
Acquisition and integration expenses associated with the CMG Acquisition	0.01	0.06
LPG business transformation expenses	0.21	0.09
Loss on disposals of Conemaugh and HVAC	0.18	—
Total adjustments (a) (c)	0.13	0.87
Adjusted diluted earnings per share (c)	$2.67	$2.28

(a)Corporate & Other includes certain adjustments made to our reporting segments in arriving at net income attributable to UGI Corporation, including the impact of the tax benefits resulting from tax law changes for Fiscal 2020. These adjustments have been excluded from the segment results to align with the measure used by our CODM in assessing segment performance and allocating resources. See “Interest Expense and Income Taxes” below and Note 23 to Consolidated Financial Statements for additional information related to these adjustments, as well as other items included within Corporate & Other.
(b)Income taxes associated with pre-tax adjustments determined using statutory business unit tax rates.
(c)Earnings per share for Fiscal 2020 reflect 34.6 million incremental shares of UGI Common Stock issued in conjunction with the AmeriGas Merger.

The following analysis compares the Company’s results of operations for Fiscal 2020 with Fiscal 2019.
Fiscal 2020 Compared with Fiscal 2019

Discussion. Net income attributable to UGI Corporation was $532 million for Fiscal 2020 (equal to $2.54 per diluted share) compared to $256 million for Fiscal 2019 (equal to $1.41 per diluted share). Net income in Fiscal 2020 reflects significant year-over-year changes in unrealized gains and losses on commodity derivative instruments and certain foreign currency derivative instruments, the full ownership of AmeriGas Partners as a result of the AmeriGas Merger completed in August 2019, and tax law changes under the CARES Act and GILTI provisions of the IRC which resulted in current year tax benefits. These positive factors were partially offset by losses related to the disposal of non-core assets, higher interest and depreciation and amortization expense, and higher LPG business transformation expenses in Fiscal 2020 compared to the prior year. Fiscal 2020 earnings per share amounts include the full-year impact of 34.6 million shares of UGI Common Stock issued in connection with the AmeriGas Merger transaction.

Adjusted net income attributable to UGI Corporation for Fiscal 2020 was $561 million (equal to $2.67 per diluted share) compared to adjusted net income attributable to UGI Corporation for Fiscal 2019 of $413 million (equal to $2.28 per diluted share). The increase in adjusted net income attributable to UGI Corporation during Fiscal 2020 reflects higher earnings contributions across our four business segments despite the effects of warmer weather and COVID-19, and the effects of the previously mentioned AmeriGas Merger and incremental earnings from UGI Appalachia in Fiscal 2020 partially offset by increased interest expense from debt issued in conjunction with these transactions. Adjusted net income in Fiscal 2020 also reflects the effects of the previously mentioned tax benefits resulting from the CARES Act and modified GILTI provisions.
The significant increase in adjusted net income attributable to UGI from AmeriGas Propane in Fiscal 2020 reflects the inclusion of 100% of AmeriGas Propane’s results in the current-year period as a result of the AmeriGas Merger and lower operating and administrative expenses. These positive factors were partially offset by lower total margin largely attributable to decreased retail volumes.
UGI International adjusted net income increased $28 million in Fiscal 2020 reflecting decreased operating and administrative expenses and lower income taxes. These positive effects were partially offset by lower total margin, including the effects of significantly warmer weather and the impacts of COVID-19, and higher interest expense during the current year. Although UGI International Fiscal 2020 adjusted net income was impacted by a slightly weaker euro compared to the prior year, adjusted net income also benefited from higher realized gains on foreign currency exchange contracts.
Midstream & Marketing adjusted net income in Fiscal 2020 was $14 million higher than the prior year. This increase principally reflects incremental net income from UGI Appalachia, which includes the effects of increased depreciation and amortization expense and interest expense related to debt issued to finance a portion of its acquisition.
UGI Utilities Fiscal 2020 adjusted net income increased slightly compared to the prior year principally attributable to an increase in total margin, reflecting incremental margin from an increase in Gas Utility base rates effective October 11, 2019, and lower operating and administrative expenses. The increase in total margin resulting from the increase in Gas Utility base rates was partially offset by the effects of warmer weather compared to the prior year and reduced volumes attributable to COVID-19. Depreciation and interest expense also increased during Fiscal 2020 compared to the prior year.

AmeriGas Propane	2020	2019	Decrease
(Dollars in millions)
Revenues	$2,381	$2,682	$(301)	(11)%
Total margin (a)	$1,421	$1,491	$(70)	(5)%
Operating and administrative expenses	$890	$929	$(39)	(4)%
Operating income / earnings before interest expense and income taxes	$373	$404	$(31)	(8)%
Retail gallons sold (millions)	987	1,054	(67)	(6)%
Degree days – % (warmer) colder than normal (b)	(1.2)%	3.6%	—	—
(a)Total margin represents revenues less cost of sales.
(b)Deviation from average heating degree days for the 15-year period 2002-2016 based upon national weather statistics provided by NOAA for 344 Geo Regions in the United States, excluding Alaska and Hawaii. Beginning in Fiscal 2021, deviation from average heating degree days will be based on a rolling 10-year period.

Average temperatures during Fiscal 2020 were 1.2% warmer than normal and 4.6% warmer than the prior year. Total retail gallons sold during Fiscal 2020 were 6% lower than the prior year reflecting the effects of COVID-19, structural conservation and other residual volume loss, and the effects of the warmer weather on heating-related sales. The decrease in certain retail volumes was partially offset by higher cylinder exchange volumes and, to a much lesser extent, higher national accounts volumes compared to the prior year.

Total revenues decreased $301 million during Fiscal 2020 principally related to lower retail propane revenues ($304 million) reflecting the effects of lower average retail selling prices ($156 million) and the lower retail volumes sold ($148 million). Average daily wholesale propane commodity prices during Fiscal 2020 at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 28% lower than such prices during Fiscal 2019. Total cost of sales decreased $231 million during Fiscal 2020 principally reflecting the effects of lower average retail product costs ($170 million) and the lower retail propane volumes sold ($66 million).

AmeriGas Propane total margin decreased $70 million in Fiscal 2020 largely attributable to the previously mentioned lower retail volumes sold ($82 million) partially offset by slightly higher average retail unit margins ($14 million) compared to Fiscal 2019.

Operating income and earnings before interest expense and income taxes decreased $31 million in Fiscal 2020 principally reflecting the previously mentioned decrease in total margin partially offset by lower operating and administrative expenses ($39 million). The decrease in operating and administrative expenses in Fiscal 2020 includes, among other things, lower employee compensation and benefits-related costs ($19 million), decreased vehicle operating and maintenance expenses ($10 million), lower litigation expense ($7 million), and lower business travel expenses ($6 million). These improvements were partially offset by increased vacation accruals ($4 million) which include the effects of COVID-19 in Fiscal 2020. The lower total operating and administrative expenses reflected above include the partial benefits related to the previously mentioned ongoing LPG transformation initiatives.

UGI International	2020	2019	Increase (Decrease)
(Dollars in millions)
Revenues	$2,127	$2,372	$(245)	(10)%
Total margin (a)	$936	$956	$(20)	(2)%
Operating and administrative expenses	$573	$611	$(38)	(6)%
Operating income	$241	$229	$12	5%
Earnings before interest expense and income taxes	$259	$234	$25	11%
LPG retail gallons sold (millions)	757	833	(76)	(9)%
Degree days - % warmer than normal (b)	(12.1)%	(5.8)%	—	—
(a)Total margin represents total revenues less total cost of sales.
(b)Deviation from average heating degree days for the 15-year period 2002-2016 at locations in our UGI International service territories. Beginning in Fiscal 2021, deviation from average heating degree days will be based on a rolling 10-year period.

Average temperatures during Fiscal 2020 were 12.1% warmer than normal and 6.7% warmer than the prior year. Total LPG retail gallons sold during Fiscal 2020 were 9% lower principally reflecting the effects of the warmer weather on heating-related bulk sales, the impacts of COVID-19 on commercial and industrial volumes, and the termination of a low-margin autogas contract in Italy. These decreases were partially offset by higher crop drying volumes during the current year. During Fiscal 2020, average wholesale prices for propane and butane in northwest Europe were approximately 19% and 10% lower, respectively, compared with the prior year.

UGI International base-currency results are translated into U.S. dollars based upon exchange rates experienced during the reporting periods. Differences in these translation rates affect the comparison of line item amounts presented in the table above. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During Fiscal 2020 and Fiscal 2019, the average unweighted euro-to-dollar translation rates were approximately $1.12 and $1.13, respectively, and the average unweighted British pound sterling-to-dollar translation rates were approximately $1.28 during both periods. During Fiscal 2020 and Fiscal 2019, realized gains and losses on foreign currency exchange contracts used to reduce volatility in our foreign operations’ net income settled at average euro-to-dollar exchange rates of $1.18 during both periods and at average British pound sterling-to-dollar exchange rates of $1.31 during both periods.

UGI International revenues and cost of sales decreased $245 million and $225 million, respectively, during Fiscal 2020 compared to the prior year. These decreases to both revenues and cost of sales principally reflect the effects of lower average LPG selling prices and product costs throughout Fiscal 2020, lower total LPG retail and wholesale volumes, and the translation effects of the weaker euro (approximately $33 million and $19 million, respectively, on revenues and cost of sales).

UGI International total margin decreased $20 million during Fiscal 2020 largely attributable to the previously mentioned decrease in total LPG volumes and the translation effects of the weaker euro (approximately $14 million) compared to the prior year. These decreases were partially offset by higher average LPG unit margins including the effects of margin management efforts and lower LPG product costs.

UGI International operating income and earnings before interest expense and income taxes increased $12 million and $25 million, respectively, during Fiscal 2020 compared to the prior year. The increase in operating income principally reflects lower operating and administrative expenses ($38 million) partially offset by the decrease in total margin and the absence of a customer contract settlement recorded in Fiscal 2019. The decrease in operating and administrative expenses in Fiscal 2020 includes, among other things, lower employee compensation and benefits related costs, decreased distribution costs and business travel expenses, and the translation effects of the weaker euro (approximately $8 million). The increase in earnings before interest expense and income taxes in Fiscal 2020 largely reflects the higher operating income and increased pre-tax realized gains on foreign currency exchange contracts entered into in order to reduce volatility in UGI International net income resulting from the translation effects of changes in foreign currency exchange rates ($10 million).

Midstream & Marketing	2020	2019	Increase (Decrease)
(Dollars in millions)
Revenues	$1,247	$1,516	$(269)	(18)%
Total margin (a)	$355	$275	$80	29%
Operating and administrative expenses	$140	$120	$20	17%
Operating income	$140	$105	$35	33%
Earnings before interest expense and income taxes	$168	$114	$54	47%
(a)Total margin represents total revenues less total cost of sales.

Average temperatures across Midstream & Marketing’s energy marketing territory during Fiscal 2020 were 7.9% warmer than normal and 6.3% warmer than the prior year. Midstream & Marketing’s Fiscal 2020 and Fiscal 2019 results include contributions from its HVAC business and ownership interest in Conemaugh, both of which were sold in September 2020. Losses associated with the disposal of these assets are reflected in “Corporate & Other” (see “Non-GAAP Financial Measures” above).

Midstream & Marketing’s revenues for Fiscal 2020 were $269 million lower than the prior year principally reflecting decreased natural gas revenues ($330 million) and, to a much lesser extent, lower services-related revenues ($13 million) associated with its HVAC business and lower electric generation revenues ($9 million). The effect of these revenue decreases was partially offset by higher natural gas gathering revenues ($84 million) largely attributable to incremental revenues from UGI Appalachia. Midstream & Marketing cost of sales was $892 million in Fiscal 2020 compared to $1,241 million in Fiscal 2019. The $349 million decrease in cost of sales principally reflects decreased natural gas costs ($326 million), lower peaking costs ($13 million) and lower services-related costs ($11 million) attributable to its HVAC business. The significant decreases in both natural gas revenues and cost of sales are primarily attributable to lower average natural gas prices during Fiscal 2020 and, to a much lesser extent, lower natural gas volumes.

Midstream & Marketing total margin increased $80 million in Fiscal 2020 reflecting higher natural gas gathering total margin ($84 million) largely attributable to incremental margin from UGI Appalachia and, to a much lesser extent, increased peaking ($5 million) and capacity margins ($4 million) including a refund received in Fiscal 2020 in connection with contracted pipeline rates. The effect of these increases was partially offset by lower electric generation margin ($5 million) largely related to lower volumes at the Conemaugh generating facility in Fiscal 2020 and lower retail commodity margin ($5 million) which reflects lower volumes attributable to the warmer weather compared to the prior year.

Midstream & Marketing operating income and earnings before interest expense and income taxes during Fiscal 2020 increased $35 million and $54 million, respectively, compared to the prior year. The increase in operating income principally reflects the increase in total margin partially offset by higher depreciation and amortization expense ($24 million) and increased operating and administrative expenses ($20 million). The higher depreciation and amortization expense and operating and administrative expenses are largely attributable to UGI Appalachia. The increase in earnings before interest expense and income taxes largely reflects the previously mentioned increase in operating income ($35 million) and higher equity income ($18 million) primarily attributable to Pennant, a natural gas gathering and processing equity interest that was acquired as part of UGI Appalachia.

UGI Utilities	2020	2019	Increase (Decrease)
(Dollars in millions)
Revenues	$1,030	$1,049	$(19)	(2)%
Total margin (a)	$577	$563	$14	2%
Operating and administrative expenses (a)	$239	$244	$(5)	(2)%
Operating income	$229	$224	$5	2%
Earnings before interest expense and income taxes	$229	$226	$3	1%
Gas Utility system throughput – bcf
Core market	75	80	(5)	(6)%
Total	310	294	16	5%
Electric Utility distribution sales - gwh	978	983	(5)	(1)%
Gas Utility degree days – % warmer than normal (b)	(11.0)%	(5.0)%	—	—
(a)Total margin represents total revenues less total cost of sales and revenue-related taxes (i.e. Electric Utility gross receipts taxes) of $5 million in both Fiscal 2020 and Fiscal 2019. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Consolidated Statements of Income (but are excluded from operating expenses presented above).
(b)Deviation from average heating degree days for the 15-year period 2000-2014 based upon weather statistics provided by NOAA for airports located within Gas Utility’s service territory. Beginning in Fiscal 2021, deviation from average heating degree days will be based on a rolling 10-year period.

Temperatures in Gas Utility’s service territory during Fiscal 2020 were 11.0% warmer than normal and 5.8% warmer than the prior year. Despite continued growth in the number of core market customers and higher average use per customer, Gas Utility core market volumes decreased during Fiscal 2020 (5 bcf) reflecting the effects of the warmer weather and reduced volumes attributable to COVID-19. Total Gas Utility distribution system throughput increased 16 bcf during Fiscal 2020 reflecting higher interruptible delivery service volumes (10 bcf) and higher large firm delivery service volumes (11 bcf) partially offset by the lower core market volumes. Electric Utility distribution sales volumes were lower than the prior year principally reflecting the effects of warmer heating-season weather partially offset by increased consumption during the warmer summer months.
UGI Utilities revenues decreased $19 million in Fiscal 2020 reflecting a $14 million decrease in Gas Utility revenues and $5 million decrease in Electric Utility revenues. The decrease in Gas Utility revenues principally reflects lower off-system sales and capacity release revenues ($18 million) partially offset by the effects of an adjustment in Fiscal 2019 ($6 million) related to credits provided to customers in connection with the TCJA. Gas Utility core market revenues increased slightly during Fiscal 2020 as the effects of the increase in base rates effective October 11, 2019 were largely offset by the decrease in core market volumes. The decrease in Electric Utility revenues during Fiscal 2020 is largely attributable to the lower distribution sales volumes and lower DS rates.

UGI Utilities cost of sales was $448 million in Fiscal 2020 compared with $481 million in Fiscal 2019 reflecting lower Gas Utility cost of sales ($30 million) and lower Electric Utility cost of sales ($3 million). The lower Gas Utility cost of sales relates to core market customers ($16 million) largely attributable to the effect of decreased volumes, and lower cost of sales associated with off-system sales ($20 million), partially offset by higher large firm delivery service cost of sales. The decrease in Electric Utility cost of sales is largely attributable to the lower distribution sales volumes and lower average DS rates.

UGI Utilities total margin increased $14 million during Fiscal 2020 reflecting higher margin from Gas Utility ($16 million) partially offset by slightly lower Electric Utility margin ($2 million). The increase in total Gas Utility margin includes higher core market margin ($18 million) which reflects the effects of the increase in base rates which became effective October 11, 2019 partially offset by the lower core market volumes. The increase in Gas Utility margin also reflects the absence of the previously mentioned customer credit adjustment related to the TCJA reflected in the prior year. These positive factors were partially offset by lower customer late payment fees ($3 million) attributable to our response to COVID-19 and lower margin from large firm delivery service ($2 million) compared to the prior year.

UGI Utilities operating income and earnings before interest expense and income taxes increased $5 million and $3 million, respectively, during Fiscal 2020 compared to the prior year. The increase in operating income reflects the previously mentioned increase in total margin and lower operating and administrative expenses ($5 million), partially offset by higher depreciation expense ($12 million). The lower operating and administrative expenses reflect, among other things, decreases in contractor costs and transportation expenses, partially offset by higher IT maintenance and consulting expenses. Higher depreciation expense compared to the prior year relates to continued IT and distribution system capital expenditure activity. The increase in earnings before interest expense and income taxes largely reflects the increase in operating income partially offset by the absence of a non-service pension benefit reflected in the prior year.

Interest Expense and Income Taxes

Our consolidated interest expense during Fiscal 2020 was $322 million compared to $258 million during the prior year. The $64 million increase in interest expense principally reflects higher interest expense on long-term debt outstanding including debt incurred by UGI Corporation and Energy Services in late Fiscal 2019 to fund a portion of the CMG Acquisition and the cash portion of the AmeriGas Merger, and increased interest expense on higher average short-term borrowings.

Our effective income tax rate decreased between Fiscal 2020 and Fiscal 2019 due primarily to a benefit from the changes to NOL carryback rules under the CARES Act ($32 million) and lower U.S. tax on foreign source income as the result of the issuance of final regulations related to the high-tax exception on GILTI income. These decreases were partially offset by changes in the mix of domestic versus foreign income as the current year blend contained a larger foreign percentage than the prior year reflecting foreign statutory tax rates that exceed the U.S. statutory rate. For additional information on our income taxes, including tax law changes, see Note 7 to Consolidated Financial Statements.

Financial Condition and Liquidity

The Company expects to have sufficient liquidity including cash on hand and available borrowing capacity to continue to support long-term commitments and ongoing operations despite uncertainties associated with the outbreak and continued spread of COVID-19. Our total available liquidity balance, comprising cash and cash equivalents and available borrowing capacity on our revolving credit facilities, totaled approximately $1.5 billion and $1.1 billion at September 30, 2020 and 2019, respectively. The Company's liquidity has been positively influenced by continued low commodity prices experienced during Fiscal 2020 and overall decreased margin calls and collateral deposits associated with derivative instruments. In addition, the Company does not have any near-term senior note or term loan maturities. While the Company’s operations and financial performance has been significantly impacted by COVID-19 during Fiscal 2020, it is a rapidly evolving situation and the Company cannot predict the ultimate impact that COVID-19 will have on its liquidity, debt covenants, financial condition or the timing of capital expenditures. UGI and its subsidiaries were in compliance with all debt covenants as of September 30, 2020.

We depend on both internal and external sources of liquidity to provide funds for working capital and to fund capital requirements. Our short-term cash requirements not met by cash generated from operations are generally satisfied with borrowings under credit facilities and, in the case of Midstream & Marketing, also from a Receivables Facility. Long-term cash requirements are generally met through the issuance of long-term debt or equity securities. We believe that each of our business units has sufficient liquidity in the forms of cash and cash equivalents on hand; cash expected to be generated from operations; credit facility and Receivables Facility borrowing capacity; and the ability to obtain long-term financing to meet anticipated contractual and projected cash commitments. Issuances of debt and equity securities in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.
The primary sources of UGI’s cash and cash equivalents are the dividends and other cash payments made to UGI or its corporate subsidiaries by its principal business units. Our cash and cash equivalents totaled $336 million at September 30, 2020, compared with $447 million at September 30, 2019. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, at September 30, 2020 and 2019, our cash and cash equivalents totaled $112 million and $225 million, respectively. Such cash is available to pay dividends on UGI Common Stock and for investment purposes.
UGI receives cash distributions from the Partnership in accordance with the Partnership Agreement’s requirement to make quarterly distributions in a total amount equal to its Available Cash. Prior to the AmeriGas Merger during Fiscal 2019, amounts paid to the General Partner included incentive distributions when AmeriGas Partners’ quarterly distribution exceeded $0.605 per limited partner unit. During Fiscal 2019 (prior to the AmeriGas Merger), distributions received by the General Partner with respect to its aggregate 2% general partner interest in the Partnership totaled $55 million, which included incentive distributions of $45 million. See Note 15 to Consolidated Financial Statements for the definition of Available Cash included in the Partnership Agreement and additional information related to Partnership distributions.

During Fiscal 2020 and Fiscal 2019, our principal business units paid cash dividends and made other cash payments to UGI and its subsidiaries as follows:

(Millions of dollars)	2020	2019
AmeriGas Propane	$108	$119
UGI International (a)	250	64
Midstream & Marketing	50	50
UGI Utilities	50	20
Total	$458	$253

(a)    Represents cash payments to UGI International’s U.S. holding company subsidiary. Cash dividends in Fiscal 2020 were used, in part, to pay down all outstanding revolving credit facility borrowings on the UGI International Credit Facilities Agreement in September 2020.
Dividends
On April 21, 2020, UGI’s Board of Directors approved an increase in the quarterly dividend rate on UGI Common Stock to $0.33 per Common Share, or $1.32 on an annual basis, reflecting, an approximate 1.5% increase from the previous quarterly rate of $0.325. The dividend was paid on July 1, 2020, to shareholders of record on June 15, 2020.
On November 20, 2020, UGI’s Board of Directors declared a cash dividend equal to $0.33 per common share. The dividend will be payable on January 1, 2021, to shareholders of record on December 15, 2020.
Repurchases of Common Stock
In January 2018, UGI’s Board of Directors authorized the repurchase of up to 8 million shares of UGI Corporation Common Stock over a four-year period expiring in January 2022. Pursuant to such authorizations, during Fiscal 2020 and Fiscal 2019, the Company purchased on the open market 1.0 million and 0.3 million shares at a total purchase price of $38 million and $17 million, respectively.
Long-term Debt and Credit Facilities

The Company’s debt outstanding at September 30, 2020 and 2019, comprises the following:

	2020							2019
(millions of dollars)	AmeriGas Propane	UGI International	Midstream & Marketing		UGI Utilities	Corp. & Other	Total	Total
Short-term borrowings	$186	$1	$19		$141	$—	$347	$796

Long-term debt (including current maturities):
Senior notes	$2,575	$410	$—		$975	$—	$3,960	$3,782
Term loans	—	352	691		148	550	1,741	1,729
Other long-term debt	5	23	41	(a)	3	308	380	346
Unamortized debt issuance costs	(20)	(7)	(12)		(5)	(3)	(47)	(53)
Total long-term debt	$2,560	$778	$720		$1,121	$855	$6,034	$5,804
Total debt	$2,746	$779	$739		$1,262	$855	$6,381	$6,600
(a)Midstream & Marketing includes finance lease liabilities recognized as a result of the adoption of ASU No. 2016-02. For additional information, see Note 2 and Note 16 to Consolidated Financial Statements.
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

Information about the Company’s principal credit agreements (excluding Energy Services’ Receivables Facility, which is discussed below) as of September 30, 2020 and 2019, is presented in the tables below.

(Currency in millions)	Expiration Date	Total Capacity	Borrowings Outstanding	Letters of Credit and Guarantees Outstanding	Available Borrowing Capacity	Weighted Average Interest Rate - End of Year
September 30, 2020
AmeriGas OLP	December 2022	$600	$186	$62	$352	2.61%
UGI International, LLC (a)	October 2023	€300	€—	€—	€300	N.A.
Energy Services	March 2025	$260	$—	$—	$260	N.A.
UGI Utilities	June 2024	$350	$141	$—	$209	1.12%
UGI Corporation (b)	August 2024	$300	$300	$—	$—	2.41%
September 30, 2019
AmeriGas OLP	December 2022	$600	$328	$63	$209	4.50%
UGI International, LLC (a)	October 2023	€300	€193	€—	€107	3.64%
Energy Services	March 2021	$200	$45	$—	$155	6.25%
UGI Utilities	June 2024	$350	$166	$—	$184	3.00%
UGI Corporation (b)	August 2024	$300	$300	$—	$—	4.55%
(a)The UGI International Credit Facilities Agreement permits UGI International, LLC to borrow in euros or dollars. UGI International repaid all borrowings outstanding on this facility in September 2020. At September 30, 2019, the amount outstanding consisted of USD-denominated borrowings of $210 million.
(b)Borrowings outstanding have been classified as “Long-term debt” on the Consolidated Balance Sheets. In October 2020, the Company repaid $30 million of such borrowings and classified these repayments as “Current maturities of long-term debt” on the 2020 Consolidated Balance Sheet.
N.A. - Not applicable

The average daily and peak short-term borrowings under the Company’s principal credit agreements during Fiscal 2020 and Fiscal 2019 are as follows:

	2020		2019
(Currency in millions)	Average	Peak	Average	Peak
AmeriGas OLP	$245	$359	$280	$422
UGI International, LLC	€158	€179	€41	€266
Energy Services	$18	$77	$13	$220
UGI Utilities	$180	$324	$154	$311
UGI Corporation	$285	$300	$50	$300
Receivables Facility. Energy Services also has a Receivables Facility with an issuer of receivables-backed commercial paper. On October 23, 2020, the expiration date of the Receivables Facility was extended to October 22, 2021. The Receivables Facility provides Energy Services with the ability to borrow up to $150 million of eligible receivables during the period November through April, and up to $75 million of eligible receivables during the period May through October. Energy Services uses the Receivables Facility to fund working capital, margin calls under commodity futures contracts, capital expenditures, dividends and for general corporate purposes.
At September 30, 2020, the outstanding balance of trade receivables was $50 million of which $19 million was sold to the bank. At September 30, 2019, the outstanding balance of trade receivables was $55 million of which $46 million was sold to the bank. Amounts sold to the bank are reflected as “Short-term borrowings” on the Consolidated Balance Sheet. During Fiscal 2020 and Fiscal 2019, peak sales of receivables were $97 million and $68 million, respectively. During Fiscal 2020 and Fiscal 2019, average daily amounts sold were $45 million and $21 million, respectively.
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
Operating Activities:
Year-to-year variations in our cash flows from operating activities can be significantly affected by changes in operating working capital especially during periods with significant changes in energy commodity prices. Cash flows from operating activities in Fiscal 2020 and Fiscal 2019 were $1,102 million and $1,078 million, respectively. Cash flows from operating activities before changes in operating working capital were $1,176 million in Fiscal 2020 and $1,025 million in Fiscal 2019. The higher cash flow from operating activities before changes in operating working capital in Fiscal 2020 principally reflects, in large part, incremental cash flow from UGI Appalachia and higher cash contributions from UGI International. Changes in operating working capital (used) provided operating cash flow of $(74) million in Fiscal 2020 and $53 million in Fiscal 2019. Changes in operating working capital during Fiscal 2020 reflects, among other things, an increase in cash used to fund accounts receivable and inventories attributable to the absence of declining commodity prices that occurred during Fiscal 2019 and an increase in income taxes receivable associated with an NOL carryback benefit under the CARES Act. This increase in cash used by changes in operating working capital were partially offset by net recoveries of deferred fuel and power costs compared to net refunds during the prior year, net cash collateral deposits received as compared to net cash collateral paid in the prior year and cash provided by changes in accounts payable as compared to a use of cash in the prior year.
Investing Activities:
Investing activity cash flow is principally affected by cash expenditures for property, plant and equipment; cash paid for acquisitions of businesses and assets; investments in equity investees; and cash proceeds from sales and retirements of property, plant and equipment. Cash expenditures for property, plant and equipment totaled $655 million in Fiscal 2020 and $705 million in Fiscal 2019. Cash payments for property, plant and equipment were lower in Fiscal 2020 compared with Fiscal 2019 reflecting, in part, the curtailment of certain nonessential business operations across the U.S. and Europe due to the outbreak of COVID-19. Cash used for acquisitions of businesses and assets in Fiscal 2019 principally comprises Midstream & Marketing’s $1.275 billion acquisition of CMG and its acquisition of South Jersey Energy Company’s natural gas marketing business, and UGI International’s acquisitions of several smaller LPG retail businesses in Belgium, the Netherlands and the United Kingdom.
Financing Activities:
Changes in cash flow from financing activities are primarily due to issuances and repayments of long-term debt; short-term borrowings; dividends on UGI Common Stock; issuances or repurchases of equity instruments; and, in Fiscal 2019, the cash portion of the AmeriGas Merger and distributions on publicly held AmeriGas Partners Common Units.
In both Fiscal 2020 and Fiscal 2019, UGI Utilities issued, in separate private placements, $150 million of senior notes due in April 2050 and February 2049, respectively. Cash flows from financing activities in Fiscal 2019 reflect significant UGI International refinancing transactions during the month of October 2018 including €300 million borrowed under a variable-rate term loan facility and €350 million principal amount of 3.25% senior unsecured notes issued in an underwritten private placement. The net proceeds from these borrowings plus cash on hand were used principally to repay €540 million outstanding principal of UGI France’s variable-rate term loan; €46 million of outstanding principal of Flaga’s variable-rate term loan; and $50 million of outstanding principal of Flaga’s U.S. Dollar Term loan, plus accrued and unpaid interest.

Also in Fiscal 2019, UGI Corporation borrowed a total of $850 million under the UGI Corporation Senior Credit Facility and Energy Services borrowed $700 million under the Energy Services Term Loan. A portion of the proceeds from borrowings under the UGI Corporation Senior Credit Facility were used to finance the cash portion of the AmeriGas Merger. Proceeds from the Energy Services Term Loan as well as a portion of the borrowings under the UGI Corporation Senior Credit Agreement were used to finance the CMG Acquisition.
Capital Expenditures
In the following table, we present capital expenditures (which exclude acquisitions) for Fiscal 2020 and Fiscal 2019. We also provide amounts we expect to spend in Fiscal 2021. We expect to finance a substantial portion of our Fiscal 2021 capital expenditures from cash generated by operations and cash on hand.

(Millions of dollars)	2021 (estimate)	2020	2019
AmeriGas Propane	$175	$135	$107
UGI International	135	89	106
Midstream & Marketing	110	93	138
UGI Utilities	430	348	355
Total	$850	$665	$706

In Fiscal 2020, higher capital expenditures at AmeriGas Propane primarily resulted from ongoing business transformation initiatives. Also in Fiscal 2020, lower levels of capital expenditures at our other operating business segments primarily resulted from the curtailment of certain non-essential business activities across the U.S. and Europe due to the outbreak of COVID-19. Increased levels of capital expenditures estimated in Fiscal 2021 reflect a return to normal capital spending due to the easing of restrictions associated with the outbreak of COVID-19. In addition, the increase in Fiscal 2021 reflects continued business transformation expenditures associated with initiatives at AmeriGas Propane and UGI International; natural gas infrastructure expansion projects at Midstream & Marketing; and replacement and betterment projects at UGI Utilities.

Contractual Cash Obligations and Commitments
The Company has contractual cash obligations that extend beyond Fiscal 2020. The following table presents contractual cash obligations with non-affiliates under agreements existing as of September 30, 2020:

	Payments Due by Period
(Millions of dollars)	Total	Fiscal 2021	Fiscal 2022 - 2023	Fiscal 2024 - 2025	Thereafter
Long-term debt (a)	$6,081	$53	$486	$2,223	$3,319
Interest on long-term fixed-rate debt (a)(b)(c)	2,147	279	539	425	904
Operating leases	481	102	159	111	109
AmeriGas Propane supply contracts	23	23	—	—	—
UGI International supply contracts	257	257	—	—	—
Midstream & Marketing supply contracts	622	313	248	44	17
UGI Utilities construction, supply, storage and transportation contracts	295	110	106	52	27
Derivative instruments (d)	68	47	21	—	—
Total	$9,974	$1,184	$1,559	$2,855	$4,376
(a)Based upon stated maturity dates for debt outstanding at September 30, 2020.
(b)Based upon stated interest rates adjusted for the effects of interest rate swaps.
(c)Calculated using applicable interest rates or forward interest rate curves, and UGI’s and its subsidiaries’ leverage ratios, as of September 30, 2020.
(d)Represents the sum of amounts due if derivative instrument liabilities were settled at the September 30, 2020 amounts reflected in the Consolidated Balance Sheet (but excluding amounts associated with interest rate contracts).
“Other noncurrent liabilities” included in our Consolidated Balance Sheet at September 30, 2020, principally comprise operating lease liabilities (see Note 16 to Consolidated Financial Statements); regulatory liabilities (see Note 9 to Consolidated

Financial Statements); refundable tank and cylinder deposits (as further described in Note 2 to Consolidated Financial Statements under the caption “Refundable Tank and Cylinder Deposits”); litigation, property and casualty liabilities and obligations under environmental remediation agreements (see Note 17 to Consolidated Financial Statements); pension and other postretirement benefit liabilities recorded in accordance with accounting guidance relating to employee retirement plans (see Note 8 to Consolidated Financial Statements); and liabilities associated with executive compensation plans (see Note 14 to Consolidated Financial Statements). These liabilities, with the exception of operating lease liabilities, are not included in the table of Contractual Cash Obligations and Commitments because they are estimates of future payments and not contractually fixed as to timing or amount. Required minimum contributions to UGI Utilities’ pension plan (as further described below under “U.S. Pension Plan”) in Fiscal 2021 are not expected to be material. Required minimum contributions to the U.S. Pension Plan in years beyond Fiscal 2021 will depend, in large part, on the impacts of future returns on pension plan assets and interest rates on pension plan liabilities.
U.S. Pension Plan
The U.S. Pension Plan is a defined benefit pension plan for employees hired prior to January 1, 2009, of UGI, UGI Utilities and certain of UGI’s other domestic wholly owned subsidiaries. The fair values of the U.S. Pension Plan’s assets totaled $566 million and $529 million at September 30, 2020 and 2019, respectively. At September 30, 2020 and 2019, the underfunded positions of the U.S. Pension Plan, defined as the excess of the PBO over the U.S. Pension Plan’s assets, were $170 million and $176 million, respectively.
We believe we are in compliance with regulations governing defined benefit pension plans, including the ERISA rules and regulations. Required minimum contributions to the U.S. Pension Plan in Fiscal 2021 are not expected to be material. Pre-tax pension cost associated with the U.S. Pension Plan in Fiscal 2020 was $9 million. Pre-tax pension cost associated with the U.S. Pension Plan in Fiscal 2021 is expected to be approximately $5 million.
GAAP guidance associated with pension and other postretirement plans generally requires recognition of an asset or liability in the statement of financial position reflecting the funded status of pension and other postretirement benefit plans with current year changes recognized in shareholders’ equity unless such amounts are subject to regulatory recovery. At September 30, 2020, we have recorded after-tax charges to UGI Corporation’s stockholders’ equity of $26 million and recorded regulatory assets totaling $175 million in order to reflect the funded status of our pension and other postretirement benefit plans. For a more detailed discussion of the U.S. Pension Plan and our other postretirement benefit plans, see Note 8 to Consolidated Financial Statements.

Related Party Transactions
During Fiscal 2020 and Fiscal 2019, we did not enter into any related-party transactions that had a material effect on our financial condition, results of operations or cash flows.

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

Utility Regulatory Matters

Base Rate Filings. On January 28, 2020, Gas Utility filed a request with the PAPUC to increase its annual base distribution operating revenues by $75 million annually. On October 8, 2020, the PAPUC issued a final Order approving a previously filed Joint Petition for Approval of Settlement of all issues (the “Joint Petition”). Under the terms of the Joint Petition, Gas Utility will be permitted to increase its annual base distribution rates by $20 million, through a phased approach, with $10 million beginning January 1, 2021 and an additional $10 million beginning July 1, 2021. Additionally, Gas Utility will be authorized to implement a DSIC once Gas Utility total property, plant and equipment less accumulated depreciation reaches $2,875 million, with this threshold being unchanged from Gas Utility’s 2019 base rate case. The Joint Petition also includes enhanced COVID-19 customer assistance measures, including the establishment of an Emergency Relief Program for a defined set of payment troubled customers (“ERP”). Additionally, the Joint Petition will permit the Gas Utility to establish a regulatory asset for certain incremental expenses attributable to the ongoing COVID-19 pandemic, most notably expenses related to the ERP and uncollectible accounts expense, through the effective date of rates in the next Gas Utility base rate case, to be recovered and amortized over a 10-year period. In accordance with the terms of the Joint Petition, Gas Utility will not be permitted to file a rate case prior to January 1, 2022.

On January 28, 2019, Gas Utility filed a rate request with the PAPUC to increase the base operating revenues for residential, commercial, and industrial customers throughout its Pennsylvania service territory by an aggregate $71 million. On October 4, 2019, the PAPUC issued a final Order approving a settlement that permitted Gas Utility, effective October 11, 2019, to increase its base distribution revenues by $30 million under a single consolidated tariff, approved a plan for uniform class rates, and permitted Gas Utility to extend its Energy Efficiency and Conservation and Growth Extension Tariff programs by an additional term of five years. The PAPUC’s final Order approved a negative surcharge, to return to customers $24 million of tax benefits experienced by Gas Utility over the period January 1, 2018 to June 30, 2018, plus applicable interest, in accordance with the May 17, 2018 PAPUC Order, which became effective for a twelve-month period beginning on October 11, 2019, the effective date of Gas Utility’s new base rates, subject to final reconciliation of any over- or under-crediting of the tax savings.

On October 25, 2018, the PAPUC approved a final order providing for a $3 million annual base distribution rate increase for Electric Utility, effective October 27, 2018. As part of the final PAPUC Order, Electric Utility provided customers with a one-time billing credit associated with 2018 TCJA tax benefits. On November 26, 2018, the Pennsylvania Office of Consumer Advocate filed an appeal to the Pennsylvania Commonwealth Court challenging the PAPUC’s acceptance of UGI Utilities’ use of a fully projected future test year and handling of consolidated federal income tax benefits. On January 15, 2020, the Pennsylvania Commonwealth Court issued a decision affirming the PAPUC Order adopting UGI Utilities’ position on both issues. No party exercised their right to seek an appeal of the Commonwealth Court decision.

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

Our variable-rate debt at September 30, 2020, includes revolving credit facility borrowings and variable-rate term loans at UGI International, UGI Utilities, Energy Services and UGI Corporation. These debt agreements have interest rates that are generally indexed to short-term market interest rates. We have entered into pay-fixed, receive-variable interest rate swap agreements on all or a significant portion of the term loans’ principal balances and all or a significant portion of the term loans’ tenor. We have designated these interest rate swaps as cash flow hedges. At September 30, 2020, combined borrowings outstanding under variable-rate debt agreements, excluding the previously mentioned effectively fixed-rate debt, totaled $597 million. Based upon average borrowings outstanding under variable-rate borrowings (excluding effectively fixed-rate term loan debt), an increase in short-term interest rates of 100 basis points (1%) would have increased our Fiscal 2020 interest expense by approximately $8 million. The remainder of our debt outstanding is subject to fixed rates of interest. A 100 basis point increase in market interest rates would result in decreases in the fair value of this fixed-rate debt of approximately $312 million at September 30, 2020. A 100 basis point decrease in market interest rates would result in increases in the fair value of this fixed-rate debt of approximately $314 million at September 30, 2020.

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

Foreign Currency Exchange Rate Risk
Our primary currency exchange rate risk is associated with the U.S. dollar versus the euro and, to a lesser extent, the U.S. dollar versus the British pound sterling. The U.S. dollar value of our foreign currency denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. From time to time, we use derivative instruments to hedge portions of our net investments in foreign subsidiaries. Gains or losses on these net investment hedges remain in AOCI until such foreign operations are sold or liquidated. With respect to our net investments in our UGI International operations, a 10% decline in the value of the associated foreign currencies versus the U.S. dollar would reduce their aggregate net book value at September 30, 2020, by approximately $105 million, which amount would be reflected in other comprehensive income. We have designated euro-denominated borrowings under the UGI International Credit Facilities Agreement and the UGI International 3.25% Senior Notes as net investment hedges.
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
Certain of these derivative instrument agreements call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At September 30, 2020, we had pledged cash collateral with derivative instrument counterparties totaling $7 million. Additionally, our commodity exchange-traded futures contracts generally require cash deposits in margin accounts. At September 30, 2020, restricted cash in brokerage accounts totaled $21 million. Although we have concentrations of credit risk associated with derivative instruments, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was not material at September 30, 2020. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At September 30, 2020, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.
The following table summarizes the fair values of unsettled market risk sensitive derivative instrument assets (liabilities) held at September 30, 2020. The table also includes the changes in fair values of derivative instruments that would result if there were (1) a 10% adverse change in the market prices of certain commodities; (2) a 50 basis point adverse change in prevailing market interest rates; and (3) a 10% adverse change in the value of the euro and the British pound sterling versus the U.S. dollar. Certain of UGI Utilities’ commodity derivative instruments are excluded from the table below because any associated net gains or losses are refundable to or recoverable from customers in accordance with UGI Utilities ratemaking.

	Asset (Liability)
(Millions of dollars)	Fair Value	Change in Fair Value
September 30, 2020
Commodity price risk	$(18)	$(123)
Interest rate risk	$(55)	$(8)
Foreign currency exchange rate risk	$18	$(51)

Critical Accounting Policies and Estimates
The accounting policies and estimates discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. The application of these accounting policies and estimates necessarily requires management’s most subjective or complex judgments regarding estimates and projected outcomes of future events. Changes in these policies and estimates could have a material effect on our financial statements. Management has reviewed these critical accounting policies, and the estimates and assumptions associated with them, with the Company’s Audit Committee. Also, see Note 2 to Consolidated Financial Statements which discusses our significant accounting policies.
Goodwill Impairment Evaluation. Our goodwill is the result of business acquisitions. We do not amortize goodwill, but test it at least annually for impairment at the reporting unit level. A reporting unit is an operating segment, or one level below an operating segment (a component), if it constitutes a business for which discrete financial information is available and regularly reviewed by segment management. Components are aggregated into a single reporting unit if they have similar economic characteristics. A reporting unit with goodwill is required to perform an impairment test annually or whenever events or circumstances indicate that the value of goodwill may be impaired.
For certain of our reporting units with goodwill, we assess qualitative factors to determine whether it is more likely than not that the fair value of such reporting unit is less than its carrying amount. For our other reporting units with goodwill, we bypass the qualitative assessment and perform the quantitative assessment by comparing the fair values of the reporting units with their carrying amounts, including goodwill. We determine fair values generally based on a weighting of income and market approaches. For purposes of the income approach, fair values are determined based upon the present value of the reporting unit’s estimated future cash flows, including an estimate of the reporting unit’s terminal value based upon these cash flows, discounted at appropriate risk-adjusted rates. We use our internal forecasts to estimate future cash flows, which may include estimates of long-term future growth rates based upon our most recent reviews of the long-term outlook for each reporting unit. Cash flow estimates used to establish fair values under our income approach involve management judgments based on a broad range of information and historical results. In addition, external economic and competitive conditions can influence future performance. For purposes of the market approach, we use valuation multiples for companies comparable to our reporting units. The market approach requires judgment to determine the appropriate valuation multiples. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to such excess but not to exceed the total amount of the goodwill of the reporting unit. As of September 30, 2020, our goodwill totaled $3,518 million. No impairments of goodwill were recorded during any of the periods presented.

Impairment of Long-Lived Assets. Impairment test for long-lived assets (or an asset group) is required when circumstances indicate that such assets may be impaired. If it is determined that a triggering event has occurred, we perform a recoverability test based upon estimated undiscounted cash flow projections expected to be realized over the remaining useful life of the long-lived asset. If the undiscounted cash flows used in the recoverability test are less than the long-lived asset's carrying amount, we determine its fair value. If the fair value is determined to be less than its carrying amount, the long-lived asset is reduced to its estimated fair value and an impairment loss is recognized in an amount equal to such shortfall. When determining whether a long-lived asset has been impaired, management groups assets at the lowest level that has identifiable cash flows. Performing an impairment test on long-lived assets involves judgment in areas such as identifying when a triggering event requiring evaluation occurs; identifying and grouping assets; and, if the undiscounted cash flows used in the recoverability test are less than the long-lived asset's carrying amount, determining the fair value of the long-lived asset. Although cash flow estimates are based upon relevant information at the time the estimates are made, estimates of future cash flows are by nature highly uncertain and contemplate factors that change over time such as the expected use of the asset including future production and sales volumes, expected fluctuations in prices of commodities and expected proceeds from disposition. See Note 5 to Consolidated Financial Statements for information on the impairment losses associated with the disposal of Conemaugh during the third quarter of Fiscal 2020. No other material provisions for impairments of long-lived assets were recorded during Fiscal 2020 or Fiscal 2019.
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
Regulatory Assets and Liabilities. The accounting for our rate regulated gas and electric utility operations differs from the accounting for nonregulated operations in that these operations are required to reflect the effects of rate regulation in the consolidated financial statements. Regulatory practices that assign costs to accounting periods may differ from accounting methods generally applied by nonregulated businesses. When it is probable that regulators will permit the recovery of current costs through future rates charged to customers, these costs that otherwise would be expensed by nonregulated companies are deferred as regulatory assets. Similarly, regulatory liabilities are recognized when it is probable that regulators will require customer refunds through future rates or when revenue is collected from customers for expenditures that have yet to be incurred. We continually assess whether the regulatory assets are probable of future recovery by evaluating the regulatory environment, recent rate orders and public statements issued by the PAPUC, discussions with regulatory authorities and legal counsel. If future recovery of regulatory assets ceases to be probable, the elimination of those regulatory assets would adversely impact our results of operations and cash flows. As of September 30, 2020, our regulatory assets and regulatory liabilities totaled $397 million and $353 million, respectively. For additional information on regulatory assets and liabilities, see Notes 2 and 9 to Consolidated Financial Statements.
Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Positions taken by an entity in its tax returns must satisfy a more-likely-than-not recognition threshold assuming the positions will be examined by tax authorities with full knowledge of relevant information. We use assumptions, judgments and estimates to determine our current provision for income taxes. We also use assumptions, judgments and estimates to determine our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. The interpretation of tax laws, including the provisions of the TCJA and its related treasury regulations, involves uncertainty, since tax authorities may interpret the laws differently. In addition, the states in which we operate may or may not conform to some or all of the provisions in the TCJA. Our assumptions, judgments and estimates relative to the current provision for income tax give consideration to current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation thereof and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the amount of deferred income taxes take into account estimates of the amount of future taxable income. Actual taxable income or future estimates of taxable income could render our current assumptions, judgments and estimates inaccurate. Changes in the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ significantly from our estimates. As of September 30, 2020, our net deferred tax liabilities totaled $571 million.
Business Combination Purchase Price Allocations. From time to time, the Company enters into material business combinations. The purchase price is allocated to the various assets acquired and liabilities assumed at their estimated fair value as of the acquisition date with the residual of the purchase price allocated to goodwill. From time to time, we engage third-party valuation experts to assist us in determining the fair values of certain assets acquired and liabilities assumed. Such valuations require management to make significant judgments, estimates and assumptions especially with respect to intangible assets. Management makes estimates of fair value based upon assumptions it believes to be reasonable. These estimates are based upon historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include, but are not limited to, discount rates and expected future cash flows from and the economic lives of customer relationships, trade names, existing technology, and other intangible assets. Unanticipated events and circumstances may occur, which may affect the accuracy or validity of such assumptions or estimates. The allocation of the purchase price may be modified up to one year after the acquisition date, under certain circumstances, as more information is obtained about the fair value of assets acquired and liabilities assumed.

Recently Issued Accounting Pronouncements
See Note 3 to Consolidated Financial Statements for a discussion of the effects of recently issued accounting guidance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
“Quantitative and Qualitative Disclosures About Market Risk” are contained in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Market Risk Disclosures” and are incorporated by reference.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s Annual Report on Internal Control Over Financial Reporting and the financial statements and financial statement schedules referred to in the Index contained on page F-2 of this Report are incorporated herein by reference.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)The Company's disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of September 30, 2020, were effective at the reasonable assurance level.

(b)For “Management’s Annual Report on Internal Control Over Financial Reporting” see Item 8 of this Report (which information is incorporated herein by reference).

(c)During the most recent fiscal quarter, no change in the Company’s internal control over financial reporting occurred that has materially affected, or reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III:

ITEMS 10 THROUGH 14.

In accordance with General Instruction G(3), and except as set forth below, the information required by Items 10, 11, 12, 13 and 14 is incorporated in this Report by reference to the following portions of UGI’s Proxy Statement, which will be filed with the SEC by December 31, 2020.

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

Equity Compensation Table

The following table sets forth information as of the end of Fiscal 2020 with respect to compensation plans under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	9,989,534	(1)	$38.58		6,105,754	(2)
	831,274	(3)	$0
Equity compensation plans not approved by security holders	—
Total	10,820,808		$38.58	(4)

(1)Represents 9,989,534 stock options under the UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006 and the UGI Corporation 2013 Omnibus Incentive Compensation Plan.
(2)Represents 6,105,754 securities remaining for issuance from the UGI Corporation 2013 Omnibus Incentive Compensation Plan, which includes 982,941 AmeriGas Common Units that were available for grant under the AmeriGas Propane, Inc. Long-Term Incentive Plan and converted to UGI Corporation units in connection with the AmeriGas Merger. The UGI Corporation 2013 Omnibus Incentive Compensation Plan was approved by the shareholders on January 24, 2013.
(3)Represents 831,274 restricted stock units under the UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006 and the UGI Corporation 2013 Omnibus Incentive Compensation Plan.
(4)Weighted-average exercise price of outstanding options; excludes restricted stock units.
The information concerning the Company’s executive officers required by Item 10 is set forth below.
EXECUTIVE OFFICERS

Name	Age	Position
John L. Walsh	65	President and Chief Executive Officer
Ted J. Jastrzebski	59	Chief Financial Officer
Robert F. Beard	55	Executive Vice President, Natural Gas and Chief Executive Officer, UGI Utilities, Inc.
Roger Perreault	56	Executive Vice President, Global LPG and President, UGI International, LLC
Hugh J. Gallagher	57	President and Chief Executive Officer, AmeriGas Propane, Inc.
Joseph L. Hartz	57	President, UGI Energy Services, LLC
Hans G. Bell	47	President, UGI Utilities, Inc.
Monica M. Gaudiosi	57	Vice President, General Counsel and Secretary
Laurie A. Bergman	43	Vice President - Chief Accounting Officer and Corporate Controller
Judy A. Zagorski	57	Vice President - Chief Human Resources Officer

All officers are elected for a one-year term at the organizational meeting of the Board of Directors held each year.

There are no family relationships between any of the officers or between any of the officers and any of the directors.

John L. Walsh

Mr. Walsh is a Director and President (since 2005) and Chief Executive Officer (since 2013) of UGI Corporation. He previously served as UGI Corporation’s Chief Operating Officer (2005 to 2013) and as the President and Chief Executive Officer of UGI Utilities, Inc. (2009 to 2011). Previously, Mr. Walsh was the Chief Executive of the Industrial and Special Products division of the BOC Group plc, an industrial gases company, a position he assumed in 2001. He was an Executive Director of BOC (2001 to 2005), having joined BOC in 1986 as Vice President - Special Gases and having held various senior management positions in BOC, including President of Process Gas Solutions, North America (2000 to 2001) and President of BOC Process Plants (1996 to 2000). Mr. Walsh also serves as Director at Main Line Health, Inc., the United Way of Greater Philadelphia and Southern New Jersey, the Greater Philadelphia Chamber of Commerce, the Mastery Charter School, the Satell Institute, and the Philadelphia Zoo, and as Trustee at the Saint Columbkille Partnership School.

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

Robert F. Beard

Mr. Beard is Executive Vice President, Natural Gas (since 2018) and Chief Executive Officer of UGI Utilities, Inc. (since 2011). He previously served as President (2011 to September 2020), Vice President - Marketing, Rates and Gas Supply (2010 to 2011) and Vice President - Southern Region (2008 to 2010) of UGI Utilities, Inc. From 2006 until 2008, Mr. Beard served as Vice President - Operations and Engineering of PPL Gas Utilities Corporation and, from 2002 until 2006, he served as Director - Operations and Engineering of PPL Gas Utilities Corporation.

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

Hans G. Bell

Mr. Bell is the President of UGI Utilities, Inc. (since September 2020). Mr. Bell joined UGI Utilities in 2013 as Vice President - Engineering and Operations Support, a role he held until 2017 when he was promoted to Chief Operating Officer. Prior to joining UGI Utilities, Mr. Bell held senior operating and engineering positions at AGL Resources (2012 to 2013) and Nicor Gas (1996 to 2011).

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

Laurie A. Bergman

Ms. Bergman is Vice President, Chief Accounting Officer and Corporate Controller of UGI Corporation (since February 2019). She previously served as the Chief Accounting Officer and Corporate Controller of AmeriGas Propane, Inc. (2016 to 2019) and as its Group Director - Financial Planning and Operations (2014 to 2016). Ms. Bergman joined AmeriGas Propane, Inc. in 2006 as Manager - Disbursements and served in various roles for AmeriGas Propane, Inc., including Assistant Controller (2011 to 2012), Director of Financial Analysis and Planning (2012 to 2013), and Group Director of Financial Planning and Revenue Management (2013 to 2014). Previously, Ms. Bergman served as a Financial Analysis Specialist and a Disbursement Operations Manager at CIGNA Corporation, a leading employee benefits provider, positions in which she served from 2001 to 2005.

Judy A. Zagorski

Ms. Zagorski is the Vice President, Chief Human Resources Officer of UGI Corporation (since September 2020). Ms. Zagorski most recently served as Executive Vice President, Global Human Resources & CHRO at Church & Dwight, a major manufacturer of household products headquartered in Ewing, New Jersey (2017 to 2020). Prior to joining Church & Dwight, Ms. Zagorski held the positions of Senior Vice President – Human Resources and Vice President – Human Resources, Development and Strategy at BASF (2011 to 2017).

PART IV:

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as part of this report:

(1)Financial Statements:
Included under Item 8 are the following financial statements and supplementary data:
Management’s Annual Report on Consolidated Financial Statements and Schedules
Management’s Annual Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm (on Internal Control Over Financial Reporting)
Report of Independent Registered Public Accounting Firm (on Consolidated Financial Statements and Schedules)
Consolidated Balance Sheets as of September 30, 2020 and 2019
Consolidated Statements of Income for the years ended September 30, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income for the years ended September 30, 2020, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended September 30, 2020, 2019 and 2018
Consolidated Statements of Changes in Equity for the years ended September 30, 2020, 2019 and 2018
Notes to Consolidated Financial Statements

(2)Financial Statement Schedules:
I — Condensed Financial Information of Registrant (Parent Company)
II — Valuation and Qualifying Accounts for the years ended September 30, 2020, 2019 and 2018
We have omitted all other financial statement schedules because the required information is (1) not present; (2) not present in amounts sufficient to require submission of the schedule; or (3) included elsewhere in the financial statements or related notes.

(3)List of Exhibits:

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
3.1	(Second) Amended and Restated Articles of Incorporation of the Company as amended through June 6, 2005.	UGI	Form 10-Q (6/30/05)	3.1
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of UGI Corporation.	UGI	Form 8-K (7/29/14)	3.1
3.3	Bylaws of UGI Corporation, amended and restated as of July 25, 2017.	UGI	Form 8-K (7/31/17)	3.1
4.1	Instruments defining the rights of security holders, including indentures. (The Company agrees to furnish to the Commission upon request a copy of any instrument defining the rights of holders of long-term debt not required to be filed pursuant to Item 601(b)(4) of Regulation S-K).
4.2	The description of the Company’s Common Stock contained in the Company’s registration statement filed under the Securities Exchange Act of 1934, as amended.	UGI	Form 8-B/A (4/17/96)	3.(4)
4.3	UGI Corporation’s (Second) Amended and Restated Articles of Incorporation, as amended, and Bylaws referred to in 3.1, 3.2, and 3.3 above.

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
4.4	Indenture, dated as of August 1, 1993, by and between UGI Utilities, Inc., as Issuer, and U.S. Bank National Association, as successor trustee, incorporated by reference to the Registration Statement on Form S-3 filed on April 8, 1994.	Utilities	Registration Statement No. 33-77514 (4/8/94)	4(c)
4.5	Supplemental Indenture, dated as of September 15, 2006, by and between UGI Utilities, Inc., as Issuer, and U.S. Bank National Association, successor trustee to Wachovia Bank, National Association.	Utilities	Form 8-K (9/12/06)	4.2
4.6	Form of Note Purchase Agreement dated October 30, 2013 between the Company and the purchasers listed as signatories thereto.	Utilities	Form 8-K (10/30/13)	4.1
4.7	Note Purchase Agreement dated April 22, 2016 between the Company and the purchasers listed as signatories thereto.	Utilities	Form 8-K (4/28/16)	4.1
4.8	Indenture, dated as of June 27, 2016, among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (6/27/16)	4.1
4.9	First Supplemental Indenture, dated as of June 27, 2016, among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (6/27/16)	4.2
4.10	Second Supplemental Indenture, dated as of December 28, 2016, among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee (including form of global note).	AmeriGas Partners, L.P.	Form 8-K (12/28/16)	4.1
4.11	Third Supplemental Indenture, dated as of February 13, 2017, among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee (including form of global note).	AmeriGas Partners, L.P.	Form 8-K (2/13/17)	4.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
4.12	Indenture, dated as of October 25, 2018, by and among International, the guarantors named therein, U.S. Bank National Association, as trustee, Elavon Financial Services DAC, as registrar and transfer agent, and Elavon Financial Services DAC, UK Branch, as paying agent (including the form of Note).	UGI	Form 8-K (10/25/18)	4.1
4.13	Form of Note Purchase Agreement dated December 21, 2018 between the Company and the purchasers listed as signatories thereto.	UGI	Form 10-Q (12/31/18)	4.1
4.14	Note Purchase Agreement, dated as of March 19, 2020, by and among the Company and the purchasers listed as signatories thereto.	UGI	Form 8-K (3/19/20)	4.1
*4.15	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of September 5, 2014.	UGI	Form 10-K (9/30/16)	10.25
10.2**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of September 5, 2014 - Terms and Conditions as effective January 1, 2016.	UGI	Form 10-K (9/30/16)	10.26
10.3**	UGI Corporation 2009 Deferral Plan, as Amended and Restated effective June 15, 2017.	UGI	Form 10-Q (6/30/17)	10.6
10.4**	UGI Corporation 2009 Supplemental Executive Retirement Plan for New Employees, as Amended and Restated as of June 15, 2017.	UGI	Form 10-Q (6/30/17)	10.1
10.5**	UGI Corporation 2013 Omnibus Incentive Compensation Plan, effective as of September 5, 2014.	UGI	Form 10-K (9/30/16)	10.30
10.6**	UGI Corporation 2013 Omnibus Incentive Compensation Plan, Terms and Conditions for Non-Employee Directors, effective January 1, 2019.	UGI	Form 10-Q (3/31/19)	10.6
10.7**	UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan, as Amended and Restated effective April 1, 2015.	UGI	Form 10-K (9/30/17)	10.26

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.8**	UGI Corporation Senior Executive Employee Severance Plan, as amended as of June 15, 2017.	UGI	Form 10-Q (6/30/17)	10.7
10.9**	UGI Utilities, Inc. Executive Annual Bonus Plan as amended November 15, 2018.	UGI	Form 10-Q (3/31/19)	10.11
10.10**	UGI Utilities, Inc. Senior Executive Employee Severance Plan, as amended as of July 10, 2017.	Utilities	Form 10-Q (6/30/17)	10.1
10.11**	UGI Corporation Executive Annual Bonus Plan as amended November 15, 2018.	UGI	Form 10-Q (3/31/19)	10.7
10.12**	AmeriGas Propane, Inc. Non-Qualified Deferred Compensation Plan, as Amended and Restated effective November 22, 2013.	AmeriGas Partners, L.P.	Form 10-Q (3/31/14)	10.4
10.13**	AmeriGas Propane, Inc. Senior Executive Employee Severance Plan, as amended as of June 15, 2017.	UGI	Form 10-K (9/30/17)	10.14
10.14**	AmeriGas Propane, Inc. Supplemental Executive Retirement Plan, as Amended and Restated effective June 15, 2017.	AmeriGas Partners, L.P.	Form 10-Q (6/30/17)	10.1
10.15**	AmeriGas Propane, Inc. Executive Annual Bonus Plan as amended November 15, 2018.	UGI	Form 10-Q (3/31/19)	10.10
10.16**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. effective July 30, 2010.	AmeriGas Partners, L.P.	Form 8-K (7/30/10)	10.2
10.17**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on behalf of AmeriGas Partners, L.P., Terms and Conditions, effective January 1, 2019.	UGI	Form 10-Q (3/31/19)	10.9
10.18**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for all US Employees.	UGI	Form 10-Q (3/31/20)	10.1
10.19**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Performance Unit Grant Letter for all US Employees.	UGI	Form 10-Q (3/31/20)	10.2
10.20**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for Non-Employee Directors.	UGI	Form 10-Q (3/31/20)	10.3

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.21**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Stock Unit Grant Letter for Non-Employee Directors.	UGI	Form 10-Q (3/31/20)	10.4
10.22**	Change in Control Agreement for Monica M. Gaudiosi dated as of April 23, 2012.	UGI	Form 10-Q (6/30/12)	10.1
10.23**	Amended and Restated Change in Control Agreement, dated December 6, 2019, between UGI Corporation and Mr. John L. Walsh.	UGI	Form 10-Q (12/31/19)	10.1
10.24**	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement between UGI Corporation and Ted J. Jastrzebski.	UGI	Form 10-Q (6/30/18)	10.1
10.25**	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement between UGI Corporation and Mr. Roger Perreault.	UGI	Form 10-Q (3/31/19)	10.12
10.26**	Form of Change in Control Agreement between UGI Corporation and Mr. Roger Perreault.	UGI	Form 10-Q (3/31/19)	10.13
*10.27**
Form of Confidentiality, Non-Competition and Form of Confidentiality, Non-Competition and Non-Solicitation Agreement between UGI Corporation and Mr. Robert F. Beard. Agreement between UGI Corporation and Mr. Robert F. Beard.

*10.28**	Form of Change in Control Agreement between UGI Utilities, Inc. and Mr. Robert F. Beard.
*10.29**	Description of oral compensation arrangement for Messrs. Walsh, Jastrzebski, Beard and Perreault and Ms. Gaudiosi.
10.30	Trademark License Agreement dated April 19, 1995 among UGI Corporation, AmeriGas, Inc., AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	UGI	Form 10-K (9/30/10)	10.37

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.31	First Amendment, dated as of November 18, 2015, to Trademark License Agreement, dated April 19, 1995, by and among UGI Corporation, AmeriGas, Inc., AmeriGas Propane, Inc., AmeriGas Partners, L.P., and AmeriGas Propane, L.P.	AmeriGas Partners, L.P.	Form 10-K (9/30/15)	10.4
10.32	Trademark License Agreement, dated April 19, 1995 among AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	AmeriGas Partners, L.P.	Form 10-Q (12/31/10)	10.1
10.33	Form of Receivables Purchase Agreement, dated as of November 30, 2001, as amended through and including Amendment No. 18 thereto dated October 27, 2017, by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 10-K (9/30/17)	10.38
10.34	Amendment No. 19, dated as of October 26, 2018, to Receivables Purchase Agreement, dated as of November 30, 2001 (as amended, supplemented or modified from time to time), by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 8-K (10/26/18)	10.1
10.35	Amendment No. 20, dated as of October 25, 2019, to Receivables Purchase Agreement, dated as of November 30, 2001 (as amended, supplemented or modified from time to time), by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 8-K (10/25/19)	10.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.36	Amendment No. 21, dated as of October 23, 2020, to Receivables Purchase Agreement, dated as of November 30, 2001, by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 8-K (10/23/20)	10.1
10.37	Form of Purchase and Sale Agreement, dated as of November 30, 2001, as amended through and including Amendment No. 4 thereto dated October 1, 2013, by and between UGI Energy Services, LLC and Energy Services Funding Corporation.	UGI	Form 10-K (9/30/17)	10.39
10.38	FSS Service Agreement No. 79028 effective as of December 1, 2019 by and between Columbia Gas Transmission, LLC and UGI Utilities, Inc.	UGI	Form 10-K (9/30/19)	10.40
10.39	SST Service Agreement No. 79133 effective as of December 1, 2019 by and between Columbia Gas Transmission, LLC and UGI Utilities, Inc.	UGI	Form 10-K (9/30/19)	10.41
10.40	Gas Supply and Delivery Service Agreement between UGI Utilities, Inc. and UGI Energy Services, LLC, effective November 1, 2015.	Utilities	Form 10-K (9/30/16)	10.19
*10.41
First Amendment, dated November 1, 2020, to Gas Supply and Delivery Service Agreement First Amendment, dated November 1, 2020, to Gas Supply and Delivery Service Agreement between UGI Utilities, Inc. and UGI Energy Services, LLC, effective November 1, 2015. UGI Utilities, Inc. and UGI Energy Services, LLC, effective November 1, 2015.

*10.42	Gas Supply and Delivery Service Agreement between UGI Utilities, Inc. and UGI Energy Services, LLC, effective November 1, 2020.

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.43	Second Amended and Restated Credit Agreement, dated February 29, 2016, by and among UGI Energy Services, LLC, as borrower, and JP Morgan Chase Bank, N.A., as administrative agent, and PNC Bank, National Association, as syndication agent, and Wells Fargo Bank, National Association, as documentation agent.	UGI	Form 8-K (2/29/16)	10.1
10.44	First Amendment to the Second Amended and Restated Credit Agreement, dated as of August 13, 2019, by and among UGI Energy Services, LLC, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto.	UGI	Form 8-K (8/13/19)	10.2
10.45	Credit Agreement, dated October 31, 2017, by and among UGI Utilities, Inc., PNC Bank National Association, as administrative agent, The Bank of New York Mellon, as syndication agent, and certain other lenders named therein.	Utilities	Form 8-K (10/31/17)	10.1
10.46	Credit Agreement, dated as of June 27, 2019, by and among UGI Utilities, Inc., as borrower, PNC Bank, National Association, as administrative agent, Citizens Bank, N.A., as syndication agent, and the lenders party thereto.	UGI	Form 10-Q (6/30/19)	10.1
10.47	Second Amended and Restated Credit Agreement dated as of December 15, 2017 by and among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as a Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and Issuing Lender, Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner, and the other financial institutions from time to time party thereto.	AmeriGas Partners, L.P.	Form 8-K (12/15/17)	10.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.48	First Amendment, dated as of December 17, 2019, to Second Amended and Restated Credit Agreement, dated as of December 15, 2017, by and among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as a Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and Issuing Lender, Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner, and the other financial institutions from time to time party thereto.	UGI	Form 10-Q (12/31/19)	10.3
10.49	Multicurrency Facilities Agreement, effective October 25, 2018, among International, as borrower, Natixis, as agent, mandated lead arranger, bookrunner and coordinator, Barclays Bank Plc, BNP Paribas, Credit Agricole Corporate and Investment Bank, HSBC France, ING Bank N.V., French Branch, Mediobanca International (Luxembourg) S.A., Raiffeisen Bank International AG and Societe Generale Corporate and Investment Banking, as mandated lead arrangers, and certain other lenders.	UGI	Form 8-K (10/25/18)	4.2
10.50	Credit Agreement, dated as of August 1, 2019, by and among UGI Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	UGI	Form 8-K (8/1/19)	10.1
10.51	First Amendment, dated as of December 17, 2019, to Credit Agreement, dated as of August 1, 2019, by and among UGI Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	UGI	Form 10-Q (12/31/19)	10.2
10.52	Credit Agreement, dated as of August 13, 2019, by and among UGI Energy Services, LLC, as borrower, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lenders party thereto.	UGI	Form 8-K (8/13/19)	10.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.53	Third Amended and Restated Credit Agreement, dated as of March 6, 2020, by and among UGI Energy Services, LLC, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, National Association, as syndication agent, and Wells Fargo Bank, National Association, as documentation agent.	UGI	Form 8-K (3/6/20)	10.1
14	Code of Business Conduct and Ethics.	UGI	Form 10-K (9/30/19)	14
*21	Subsidiaries of the Registrant.
*23	Consent of Ernst & Young LLP
*31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2020 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2020 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2020, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ITEM 16. FORM 10-K SUMMARY
None.

EXHIBIT INDEX

Exhibit No.	Description

4.15	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.27	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement between UGI Corporation and Mr. Robert F. Beard.

10.28	Form of Change in Control Agreement between UGI Utilities, Inc. and Mr. Robert F. Beard.

10.29	Description of oral compensation arrangement for Messrs. Walsh, Jastrzebski, Beard and Perreault and Ms. Gaudiosi.

10.41	First Amendment, dated November 1, 2020, to Gas Supply and Delivery Service Agreement between UGI Utilities, Inc. and UGI Energy Services, LLC, effective November 1, 2015.

10.42	Gas Supply and Delivery Service Agreement between UGI Utilities, Inc. and UGI Energy Services, LLC, effective November 1, 2020.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2020 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2020 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2020, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UGI CORPORATION
Date:	November 20, 2020	By:	/s/ Ted J. Jastrzebski
Ted J. Jastrzebski Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on November 20, 2020, by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ John L. Walsh	President and Chief Executive Officer (Principal Executive Officer) and Director
John L. Walsh

/s/ Ted J. Jastrzebski	Chief Financial Officer (Principal Financial Officer)
Ted J. Jastrzebski

/s/ Laurie A. Bergman	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)
Laurie A. Bergman

/s/ Frank S. Hermance	Chairman and Director
Frank S. Hermance

/s/ Marvin O. Schlanger	Vice Chairman and Director
Marvin O. Schlanger

/s/ M. Shawn Bort	Director
M. Shawn Bort

/s/ Theodore A. Dosch	Director
Theodore A. Dosch

/s/ Alan N. Harris	Director
Alan N. Harris

/s/ Mario Longhi	Director
Mario Longhi

/s/ William J. Marrazzo	Director
William J. Marrazzo

/s/ Cindy J. Miller	Director
Cindy J. Miller
Director
/s/ Kelly A. Romano
Kelly A. Romano

/s/ James B. Stallings, Jr.	Director
James B. Stallings, Jr.

/s/ K. Richard Turner	Director
K. Richard Turner

UGI CORPORATION AND SUBSIDIARIES
FINANCIAL INFORMATION
FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K
YEAR ENDED SEPTEMBER 30, 2020

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
Chief Financial Officer

/s/ Laurie A. Bergman
Chief Accounting Officer

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment, including testing, of the Company’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

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

Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2020, based on the COSO criteria. Ernst & Young LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020, as stated in their report, which appears herein.

/s/ John L. Walsh
Chief Executive Officer

/s/ Ted J. Jastrzebski
Chief Financial Officer

/s/ Laurie A. Bergman
Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of UGI Corporation

Opinion on Internal Control over Financial Reporting

We have audited UGI Corporation and subsidiaries’ internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, UGI Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended September 30, 2020, and the related notes and the financial statement schedules listed in the Index at Item 15(a) and our report dated November 20, 2020 expressed an unqualified opinion thereon.

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
November 20, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of UGI Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of UGI Corporation and subsidiaries (the Company) as of September 30, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended September 30, 2020, and the related notes and the financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 20, 2020, expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of general, automobile and product liability and workers’ compensation reserves
Description of the Matter
As discussed in Note 2 to the consolidated financial statements, the Company is subject to risk of loss for general, automobile and product liability and workers’ compensation claims for which it obtains coverage under insurance policies that are subject to self-insured retentions or deductibles. The Company establishes reserves for pending and incurred but not reported claims associated with general, automobile and product liability matters and workers’ compensation when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated.
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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s valuation of general, automobile and product liability, and workers’ compensation reserves. For example, we tested controls over management’s review of the appropriateness of the assumptions used in the calculations and the completeness and accuracy of the data underlying the reserves.
To test the valuation of general, automobile and product liability, and workers’ compensation reserves, our audit procedures included, among others, assessing the methodologies used to estimate the reserves and testing the completeness and accuracy of the underlying data. We involved our actuarial specialists to assist in evaluating the significant assumptions and actuarial methodologies used by the Company to estimate the total expected losses for claims. We also performed a search for unrecorded claims reserves related to claims incurred prior to the balance sheet date through examination of subsequent payments and other supporting documentation to determine if unrecorded claims affect the loss reserve estimation process or reserve balance.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
Philadelphia, Pennsylvania
November 20, 2020

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Millions of dollars)

	September 30,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$336	$447
Restricted cash	21	64
Accounts receivable (less allowances for doubtful accounts of $42 and $32, respectively)	652	641
Accrued utility revenues	14	15
Income taxes receivable	80	—
Inventories	241	230
Derivative instruments	44	29
Prepaid expenses	96	72
Other current assets	59	68
Total current assets	1,543	1,566
Property, plant and equipment
Non-utility	6,393	6,135
Utility	4,265	3,938
	10,658	10,073
Accumulated depreciation	(3,698)	(3,385)
Net property, plant, and equipment	6,960	6,688
Goodwill	3,518	3,456
Intangible assets, net	677	709
Utility regulatory assets	395	387
Derivative instruments	38	43
Other assets	854	498
Total assets	$13,985	$13,347
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$53	$24
Short-term borrowings	347	796
Accounts payable	475	439
Employee compensation and benefits accrued	162	133
Deposits and advances	204	168
Derivative instruments	64	85
Accrued interest	64	63
Other current liabilities	386	320
Total current liabilities	1,755	2,028
Noncurrent liabilities
Long-term debt	5,981	5,780
Deferred income taxes	640	541
Derivative instruments	59	48
Other noncurrent liabilities	1,413	1,123
Total liabilities	9,848	9,520
Commitments and contingencies (Note 17)
Equity:
UGI Corporation stockholders’ equity:
UGI Common Stock, without par value (authorized – 450,000,000 shares; issued – 209,514,044 and 209,304,129 shares, respectively)	1,416	1,397
Retained earnings	2,908	2,653
Accumulated other comprehensive loss	(147)	(217)
Treasury stock, at cost	(49)	(16)
Total UGI Corporation stockholders’ equity	4,128	3,817
Noncontrolling interests	9	10
Total equity	4,137	3,827
Total liabilities and equity	$13,985	$13,347
See accompanying Notes to Consolidated Financial Statements.

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share amounts)

	Year Ended September 30,
	2020	2019	2018
Revenues	$6,559	$7,320	$7,651
Costs and expenses:
Cost of sales (excluding depreciation and amortization shown below)	3,149	4,323	4,075
Operating and administrative expenses	1,911	1,963	2,013
Impairment of Partnership tradenames and trademarks	—	—	75
Loss on disposals of Conemaugh and HVAC	54	—	—
Depreciation and amortization	484	448	455
Other operating income, net	(21)	(31)	(32)
	5,577	6,703	6,586
Operating income	982	617	1,065
Income from equity investees	27	9	4
Loss on extinguishments of debt	—	(6)	—
Other non-operating (expense) income, net	(20)	39	16
Interest expense	(322)	(258)	(230)
Income before income taxes	667	401	855
Income tax expense	(135)	(93)	(33)
Net income including noncontrolling interests	532	308	822
Deduct net income attributable to noncontrolling interests, principally in AmeriGas Partners prior to the AmeriGas Merger	—	(52)	(103)
Net income attributable to UGI Corporation	$532	$256	$719
Earnings per common share attributable to UGI Corporation stockholders:
Basic	$2.55	$1.44	$4.13
Diluted	$2.54	$1.41	$4.06
Weighted-average common shares outstanding (thousands):
Basic	208,928	178,417	173,908
Diluted	209,869	181,111	176,905

See accompanying Notes to Consolidated Financial Statements.

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)

	Year Ended September 30,
	2020	2019	2018
Net income including noncontrolling interests	$532	$308	$822
Net (losses) gains on derivative instruments (net of tax of $15, $3, and $(1), respectively)	(38)	(7)	1
Reclassifications of net losses on derivative instruments (net of tax of $(4), $(2), and $(3), respectively)	9	2	4
Foreign currency translation adjustments (net of tax of $12, $(13), and $(1), respectively)	15	(24)	(21)
Foreign currency gains (losses) on long-term intra-company transactions	84	(59)	(9)
Benefit plans, principally actuarial (losses) gains (net of tax of $1, $5, and $(5), respectively)	(3)	(13)	10
Reclassifications of benefit plans actuarial losses and net prior service benefit (net of tax of $(1), $(1), and $1, respectively)	3	1	(2)
Other comprehensive income (loss)	70	(100)	(17)
Comprehensive income including noncontrolling interests	602	208	805
Deduct comprehensive income attributable to noncontrolling interests, principally in AmeriGas Partners prior to the AmeriGas Merger	—	(52)	(103)
Comprehensive income attributable to UGI Corporation	$602	$156	$702

See accompanying Notes to Consolidated Financial Statements.

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)

	Year Ended September 30,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$532	$308	$822
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	484	448	455
Deferred income tax expense (benefit), net	146	(43)	(69)
Provision for uncollectible accounts	32	29	36
Changes in unrealized gains and losses on derivative instruments	(81)	259	(133)
Impairment of Partnership tradenames and trademarks	—	—	75
Loss on disposals of Conemaugh and HVAC	54	—	—
Equity-based compensation expense	15	18	23
Other, net	(6)	6	7
Net change in:
Accounts receivable and accrued utility revenues	(18)	83	(148)
Income taxes receivable	(80)	—	—
Inventories	(5)	84	(37)
Utility deferred fuel costs, net of changes in unsettled derivatives	17	(30)	31
Accounts payable	3	(97)	65
Derivative instruments collateral received (paid)	22	(41)	4
Other current assets	38	45	(27)
Other current liabilities	(51)	9	(19)
Net cash provided by operating activities	1,102	1,078	1,085
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(655)	(705)	(574)
Acquisitions of businesses and assets, net of cash and restricted cash acquired	(16)	(1,362)	(187)
Other, net	22	12	12
Net cash used by investing activities	(649)	(2,055)	(749)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(273)	(200)	(177)
Distributions on AmeriGas Partners publicly held Common Units	—	(263)	(263)
Issuances of debt, net of issuance costs	209	2,412	124
Repayments of debt, including redemption premiums	(86)	(738)	(149)
Receivables Facility net (repayments) borrowings	(27)	44	(37)
(Decrease) increase in short-term borrowings	(422)	327	94
Issuances of UGI Common Stock	2	17	35
Repurchases of UGI Common Stock	(38)	(17)	(60)
Cash paid for AmeriGas Merger	—	(529)	—
Other	—	(11)	(5)
Net cash (used) provided by financing activities	(635)	1,042	(438)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	28	(16)	(5)
Cash, cash equivalents and restricted cash (decrease) increase	$(154)	$49	$(107)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash at end of year	$357	$511	$462
Cash, cash equivalents and restricted cash at beginning of year	511	462	569
Cash, cash equivalents and restricted cash (decrease) increase	$(154)	$49	$(107)
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$311	$248	$222
Income taxes	$75	$74	$118
See accompanying Notes to Consolidated Financial Statements.

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Millions of dollars, except per share amounts)

	Year Ended September 30,
	2020	2019	2018
Common stock, without par value
Balance, beginning of year	$1,397	$1,201	$1,189
Common stock issued:
Employee and director plans (including losses on treasury stock transactions), net of tax withheld	2	11	(2)
Equity-based compensation expense	17	15	14
AmeriGas Merger-related adjustments	—	170	—
Balance, end of year	$1,416	$1,397	$1,201
Retained earnings
Balance, beginning of year	$2,653	$2,611	$2,107
Net income attributable to UGI Corporation	532	256	719
Cash dividends on common stock ($1.31, $1.145, and $1.02 per share, respectively)	(273)	(200)	(177)
Cumulative effect of change in accounting principle - ASC 606	—	(7)	—
Reclassification of stranded income tax effects related to TCJA	—	7	—
Losses on treasury stock transactions in connection with employee and director plans	(4)	(14)	(38)
Balance, end of year	$2,908	$2,653	$2,611
Accumulated other comprehensive income (loss)
Balance, beginning of year	$(217)	$(110)	$(93)
Reclassification of stranded income tax effects related to TCJA	—	(7)	—
Net (losses) gains on derivative instruments	(38)	(7)	1
Reclassification of net losses on derivative instruments	9	2	4
Benefit plans, principally actuarial (losses) gains	(3)	(13)	10
Reclassification of benefit plans actuarial losses and net prior service benefits	3	1	(2)
Foreign currency gains (losses) on long-term intra-company transactions	84	(59)	(9)
Foreign currency translation adjustments	15	(24)	(21)
Balance, end of year	$(147)	$(217)	$(110)
Treasury stock
Balance, beginning of year	$(16)	$(20)	$(39)
Common stock issued:
Employee and director plans, net of tax withheld	8	24	87
Repurchases of common stock	(38)	(17)	(60)
Reacquired common stock – employee and director plans	(3)	(3)	(8)
Balance, end of year	$(49)	$(16)	$(20)
Total UGI Corporation stockholders’ equity	$4,128	$3,817	$3,682
Noncontrolling interests
Balance, beginning of year	$10	$419	$578
Net income attributable to noncontrolling interests, principally in AmeriGas Partners prior to the AmeriGas Merger	—	52	103
Dividends and distributions	—	(263)	(263)
AmeriGas Merger-related adjustments	—	(199)	—
Other	(1)	1	1
Balance, end of year	$9	$10	$419
Total equity	$4,137	$3,827	$4,101
See accompanying Notes to Consolidated Financial Statements.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

Index to Notes
Note 1 — Nature of Operations
Note 2 — Summary of Significant Accounting Policies
Note 3 — Accounting Changes
Note 4 — Revenue from Contracts with Customers
Note 5 — AmeriGas Merger, Acquisitions and Dispositions
Note 6 — Debt
Note 7 — Income Taxes
Note 8 — Employee Retirement Plans
Note 9 — Utility Regulatory Assets and Liabilities and Regulatory Matters
Note 10 — Inventories
Note 11 — Property, Plant and Equipment
Note 12 — Goodwill and Intangible Assets
Note 13 — Series Preferred Stock
Note 14 — Common Stock and Equity-Based Compensation
Note 15 — Partnership Distributions
Note 16 — Leases
Note 17 — Commitments and Contingencies
Note 18 — Fair Value Measurements
Note 19 — Derivative Instruments and Hedging Activities
Note 20 — Accumulated Other Comprehensive Income (Loss)
Note 21 — Other Operating Income, Net and Other Non-Operating (Expense) Income, Net
Note 22 — Quarterly Data (unaudited)
Note 23 — Segment Information
Note 24 — Global LPG Business Transformation Initiatives
Note 25 — Impact of Global Pandemic

Note 1 — Nature of Operations

UGI is a holding company that, through subsidiaries and affiliates, distributes, stores, transports and markets energy products and related services. In the United States, we own and operate (1) a retail propane marketing and distribution business; (2) natural gas and electric distribution utilities; and (3) an energy marketing, midstream infrastructure, storage, natural gas gathering and processing, natural gas production, electricity generation and energy services businesses. In Europe, we market and distribute propane and other LPG and market other energy products and services.

We conduct a domestic propane marketing and distribution business through AmeriGas Partners. AmeriGas Partners conducts a national propane distribution business through its principal operating subsidiary AmeriGas OLP. AmeriGas Partners and AmeriGas OLP are Delaware limited partnerships. UGI’s wholly owned second-tier subsidiary, AmeriGas Propane, Inc., serves as the general partner of AmeriGas Partners. On August 21, 2019, we completed the AmeriGas Merger pursuant to which we issued 34.6 million shares of UGI Common Stock and paid $529 in cash to acquire all of the outstanding Common Units in AmeriGas Partners not already held by UGI or its subsidiaries, with the Partnership surviving as a wholly owned subsidiary of UGI. Prior to the AmeriGas Merger, UGI controlled the Partnership through its ownership of the General Partner, which held a 1% general partner interest (which included IDRs) and approximately 25.5% of the outstanding Common Units, and held an effective 27% ownership interest in AmeriGas OLP. The IDRs held by the General Partner prior to the AmeriGas Merger entitled it to receive distributions from AmeriGas Partners in excess of its general partner interest under certain circumstances (see Note 15). For additional information on the AmeriGas Merger, see Note 5.

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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Energy Services conducts, directly and through subsidiaries, energy marketing, midstream transmission, LNG storage, natural gas gathering and processing, natural gas production, electricity generation and energy services businesses primarily in the Mid-Atlantic region of the U.S., eastern Ohio and the panhandle of West Virginia.  In July 2020, Energy Services acquired GHI, which is primarily focused on providing vehicle fleets with renewable natural gas by coordinating supply from a portfolio of sources throughout the country. UGID owns electricity generation facilities principally located in Pennsylvania. Energy Services and its subsidiaries’ storage, LNG and portions of its midstream transmission operations are subject to regulation by the FERC.

UGI Utilities directly owns and operates Gas Utility, a natural gas distribution utility business in eastern and central Pennsylvania and in a portion of one Maryland county. Gas Utility is subject to regulation by the PAPUC, the FERC, and, with respect to a small service territory in one Maryland county, the MDPSC. UGI Utilities also owns and operates Electric Utility, an electric distribution utility located in northeastern Pennsylvania. Electric Utility is subject to regulation by the PAPUC and the FERC.

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
We account for privately held equity securities of entities without readily determinable fair values in which we do not have control, but have significant influence over operating and financial policies, under the equity method. Investments in equity securities related to entities in which we do not have significant influence over operating and financial policies are valued at their cost less impairment (if any). Our investments in such entities totaled $256 and $242 at September 30, 2020 and 2019, respectively, and are included in “Other assets” on the Consolidated Balance Sheets. Our equity method investments primarily comprise PennEast and Pennant.
Equity Method Investments
Pennant. During Fiscal 2019, Energy Services completed the CMG Acquisition including CMG’s approximately 47% interest in Pennant. Pennant is accounted for as an equity method investment as we have the ability to exercise significant influence, but not control, over Pennant. Our investment in Pennant at September 30, 2020 and 2019 totaled $94 and $91, respectively. For additional information regarding the CMG Acquisition, see Note 5.
PennEast. UGI PennEast, LLC, and four other members comprising wholly owned subsidiaries of Southern Company, New Jersey Resources, South Jersey Industries, and Enbridge, Inc., each hold a 20% membership interest in PennEast. PennEast was formed to construct an approximate 120-mile natural gas pipeline from Luzerne County, Pennsylvania to the Trenton-Woodbury interconnection in New Jersey. Affiliates of all members plan to be customers of the pipeline under 15-year contracts. PennEast is accounted for as an equity method investment as we have the ability to exercise significant influence, but not control, over PennEast. We are obligated to provide capital contributions based upon our ownership percentage. Our investment in PennEast at September 30, 2020 and 2019 totaled $96 and $85, respectively.
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
Effects of Regulation
UGI Utilities accounts for the financial effects of regulation in accordance with the FASB’s guidance in ASC 980. In accordance with this guidance, incurred costs and estimated future expenditures that would otherwise be charged to expense are capitalized and recorded as regulatory assets when it is probable that the incurred costs or estimated future expenditures will be recovered through rates in the future. Similarly, we recognize regulatory liabilities when it is probable that regulators will require customer refunds through future rates or when revenue is collected from customers for expenditures that have not yet been incurred. Regulatory assets and liabilities are classified as current if, upon initial recognition, the entire amount related to that item will be recovered or refunded within a year of the balance sheet date. Generally, regulatory assets and regulatory liabilities are amortized into expense and income over the periods authorized by the regulator. For additional information regarding the effects of rate regulation on our utility operations, see Note 9.
Fair Value Measurements
The Company applies fair value measurements on a recurring and, as otherwise required under ASC 820, on a nonrecurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Fair value measurements performed on a recurring basis principally relate to derivative instruments and investments held in supplemental executive retirement plan grantor trusts.
ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). A level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
We use the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:
•Level 1 — Quoted prices (unadjusted) in active markets for identical assets and liabilities that we have the ability to access at the measurement date.
•Level 2 — Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived from observable market data by correlation or other means.
•Level 3 — Unobservable inputs for the asset or liability including situations where there is little, if any, market activity for the asset or liability.
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
For a more detailed description of the derivative instruments we use, our accounting for derivatives, our objectives for using them and other information, see Note 19.
Business Combination Purchase Price Allocations
From time to time, the Company enters into material business combinations. The purchase price is allocated to the various assets acquired and liabilities assumed at their estimated fair value as of the acquisition date with the residual of the purchase price allocated to goodwill. Fair values of assets acquired and liabilities assumed are based upon available information. Estimating fair values is generally subject to significant judgment, estimates and assumptions especially with respect to intangible assets. The allocation of the purchase price may be modified up to one year after the acquisition date, under certain circumstances, as more information is obtained about the fair value of assets acquired and liabilities assumed.
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
Revenue Recognition
In accordance with ASC 606, the Company recognizes revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Certain revenues such as revenue from leases, financial instruments and other revenues are not within the scope of ASC 606 because they are not from contracts with customers. Such revenues are accounted for in accordance with other GAAP. Revenue-related taxes collected on behalf of customers and remitted to taxing authorities, principally sales and use taxes, are not included in revenues. Gross receipts taxes at Midstream & Marketing and Electric Utility are presented on a gross basis. The Company has elected to use the practical expedient to expense the costs to obtain contracts when incurred for contracts that have a term less than one year. The costs incurred to obtain contracts that have durations of longer than one year are not material. See Note 4 for additional disclosures regarding the Company’s revenue from contracts with customers.
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
Income Taxes
AmeriGas Partners and AmeriGas OLP are not directly subject to federal income taxes. Instead, their taxable income or loss is allocated to the individual partners which, prior to the AmeriGas Merger, included public holders of AmeriGas Partners Common Units. We record income taxes on (1) our share of the Partnership’s current taxable income or loss and (2) the differences between the book and tax basis of our investment in the Partnership. AmeriGas OLP has subsidiaries which operate in corporate form and are directly subject to federal and state income taxes. Legislation in certain states allows for taxation of partnership income and the accompanying financial statements reflect state income taxes resulting from such legislation. For additional information regarding the tax effects of the AmeriGas Merger, see Note 7.
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
We record interest on underpayments and overpayments of income taxes, and income tax penalties, in “Income tax expense” on the Consolidated Statements of Income. Interest income or expense recognized in “Income tax expense” on the Consolidated Statements of Income was not material for all periods presented.
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
Earnings Per Common Share
Basic earnings per share attributable to UGI Corporation stockholders reflect the weighted-average number of common shares outstanding. Diluted earnings per share attributable to UGI Corporation include the effects of dilutive stock options and common stock awards. Shares used in computing basic and diluted earnings per share are as follows:

(Thousands of shares)	2020	2019	2018
Weighted-average common shares outstanding for basic computation (a)	208,928	178,417	173,908
Incremental shares issuable for stock options and common stock awards (b)	941	2,694	2,997
Weighted-average common shares outstanding for diluted computation	209,869	181,111	176,905
(a)Fiscal 2019 includes the partial-year impact from the August 2019 issuance of 34,613 shares of UGI Common Stock in connection with the AmeriGas Merger (see Note 5).
(b)For Fiscal 2020 and Fiscal 2019, there were 7,056 shares and 1,162 shares, respectively, associated with outstanding stock option awards that were not included in the computation of diluted earnings per share because their effect was antidilutive.

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

	2020	2019	2018	2017
Cash and cash equivalents	$336	$447	$452	$558
Restricted cash	21	64	10	11
Cash, cash equivalents and restricted cash	$357	$511	$462	$569
Inventories
Our inventories are stated at the lower of cost or net realizable value. We determine cost using an average cost method for non-utility LPG and natural gas and Gas Utility and Electric Utility inventories; specific identification for appliances; and the FIFO method for all other inventories.
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
We record depreciation expense on non-utility plant and equipment on a straight-line basis over estimated economic useful lives. At September 30, 2020, estimated useful lives by asset type were as follows:

Asset Type	Minimum Estimated Useful Life (in years)	Maximum Estimated Useful Life (in years)
Buildings and improvements	10	40
Equipment, primarily cylinders and tanks	5	30
Electricity generation facilities	25	40
Pipeline and related assets	25	40
Transportation equipment and office furniture and fixtures	3	10
Computer software	1	10
We record depreciation expense for UGI Utilities’ plant and equipment on a straight-line basis based upon the projected service lives of the various classes of its depreciable property. The average composite depreciation rates at our Gas Utility and Electric Utility were as follows:

	2020	2019	2018
Gas Utility	2.5%	2.2%	2.3%
Electric Utility	2.2%	2.1%	2.2%
UGI Utilities’ IT costs associated with major IT system installations, conversions and improvements, such as software training, data conversion, business process reengineering costs, preliminary project stage costs and cloud computing, are deferred as a regulatory asset and included as a component of property, plant and equipment. As of September 30, 2020 and 2019, such costs included as a component of property, plant and equipment and not yet requested in a rate proceeding were not material. UGI

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Utilities amortizes computer software and related IT system installation costs on a straight-line basis over expected periods of benefit not exceeding 15 years once the installed software is ready for its intended use.
We classify amortization of computer software and related IT system installation costs included in property, plant and equipment as depreciation expense. Depreciation expense totaled $416, $389 and $397 for Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively.
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
Goodwill and Intangible Assets
Intangible Assets. We amortize intangible assets over their estimated useful lives unless we determine their lives to be indefinite. Estimated useful lives of definite-lived intangible assets, primarily consisting of customer relationships (other than customer relationships acquired in the CMG Acquisition), certain tradenames and noncompete agreements, generally do not exceed 15 years. The estimated useful lives of customer relationships acquired in the CMG Acquisition is 35 years (see Note 5). We test definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the associated carrying amounts may be impaired. Determining whether an impairment loss occurred requires comparing the carrying amount to the estimated fair value of the asset in accordance with ASC 820. Intangible assets with indefinite lives are not amortized but are tested for impairment annually (and more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that they are impaired) and written down to fair value, if impaired.
In April 2018, the Partnership’s senior management approved a plan to discontinue the use of indefinite-lived tradenames and trademarks associated with the Partnership’s January 2012 acquisition of Heritage Propane over a period of approximately three years. As a result, the Partnership recorded a non-cash, pre-tax impairment charge of $75 during Fiscal 2018 which is reflected in “Impairment of Partnership tradenames and trademarks” on the 2018 Consolidated Statement of Income, and is amortizing the remaining fair value of these tradenames and trademarks of $8 over their estimated period of benefit of three years.
Goodwill. We do not amortize goodwill, but test it at least annually for impairment at the reporting unit level. A reporting unit is an operating segment, or one level below an operating segment (a component) if it constitutes a business for which discrete financial information is available and regularly reviewed by segment management. Components are aggregated into a single reporting unit if they have similar economic characteristics. Each of our reporting units with goodwill is required to perform impairment tests annually or whenever events or circumstances indicate that the value of goodwill may be impaired.
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
There were no accumulated goodwill impairment losses at September 30, 2020 and 2019, and no provisions for goodwill impairments were recognized for all periods presented. For further information on our goodwill and intangible assets, see Note 12.
Impairment of Long-Lived Assets
Impairment testing for long-lived assets (or an asset group) is required when circumstances indicate that such assets may be impaired. If it is determined that a triggering event has occurred, we perform a recoverability test based upon estimated undiscounted cash flow projections expected to be realized over the remaining useful life of the long-lived asset. If the undiscounted cash flows used in the recoverability test are less than the long-lived asset's carrying amount, we determine its fair value. If the fair value is determined to be less than its carrying amount, the long-lived asset is reduced to its estimated fair value and an impairment loss is recognized in an amount equal to such shortfall. When determining whether a long-lived asset has been impaired, management groups assets at the lowest level that has identifiable cash flows.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
No material provisions for impairments of long-lived assets were recorded during Fiscal 2019 or Fiscal 2018. See Note 5 for further information on the losses associated with the dispositions of Conemaugh and HVAC during Fiscal 2020.
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
Leases
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

Upon adoption, we recorded ROU assets and lease liabilities of $452 related to our operating leases. Our accounting for finance leases remained substantially unchanged. There were no cumulative-effect adjustments made to retained earnings as of October 1, 2019. The adoption did not have a significant impact on our consolidated statements of income or cash flows. See Note 16 for additional disclosures regarding our leases.

Refundable Tank and Cylinder Deposits
Included in “Other noncurrent liabilities” on our Consolidated Balance Sheets are customer paid deposits on tanks and cylinders primarily owned by subsidiaries of UGI France of $300 and $280 at September 30, 2020 and 2019, respectively. Deposits are refundable to customers when the tanks or cylinders are returned in accordance with contract terms.
Environmental Matters
We are subject to environmental laws and regulations intended to mitigate or remove the effects of past operations and improve or maintain the quality of the environment. These laws and regulations require the removal or remedy of the effect on the environment of the disposal or release of certain specified hazardous substances at current or former operating sites.
Environmental reserves are accrued when assessments indicate that it is probable that a liability has been incurred and an amount can be reasonably estimated. Amounts recorded as environmental liabilities on the Consolidated Balance Sheets represent our best estimate of costs expected to be incurred or, if no best estimate can be made, the minimum liability associated with a range of expected environmental investigation and remediation costs. These estimates are based upon a number of factors including whether the Company will be responsible for such remediation, the scope and cost of the remediation work to be performed, the portion of costs that will be shared with other potentially responsible parties, the timing of the remediation and possible impact of changes in technology, and the regulations and requirements of local governmental authorities. Our estimated liability for environmental contamination is reduced to reflect anticipated participation of other responsible parties but is not reduced for possible recovery from insurance carriers. Under GAAP, if the amount and timing of cash payments associated with environmental investigation and cleanup are reliably determinable, such liabilities are discounted to reflect the

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
time value of money. We intend to pursue recovery of incurred costs through all appropriate means, including regulatory relief. UGI Utilities receives ratemaking recognition of environmental investigation and remediation costs associated with in-state environmental sites.  This ratemaking recognition balances the accumulated difference between historical costs and rate recoveries with an estimate of future costs associated with the sites. For further information, see Note 17.
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

Leases. Effective October 1, 2019, the Company adopted new accounting guidance for leases in accordance with ASC 842. See Notes 2 and 16 for a detailed description of the impact of the new guidance and related disclosures.

Reference Rate Reform. In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides entities with temporary optional guidance to ease potential accounting burdens to transition away from LIBOR or other reference rates that are expected to be discontinued and replaced with alternative reference rates. This ASU applies to all entities that have contracts, hedging relationships and other transactions affected by reference rate reform. The provisions in this ASU, among other things, simplify contract modification accounting and allow hedging relationships affected by reference rate reform to continue. ASU 2020-04 is effective upon issuance and entities are able to apply the amendments prospectively through December 31, 2022. During the third quarter of Fiscal 2020, the Company elected certain optional expedients related to all outstanding cash flow hedging relationships and such elections did not have a material impact on our consolidated financial statements.
New Accounting Standard Adopted Effective October 1, 2020

Credit Losses. In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU, as subsequently amended, requires entities to estimate lifetime expected credit losses for financial instruments not measured at fair value through net income, including trade and other receivables, net investments in leases, financial receivables, debt securities, and other financial instruments. Further, the new current expected credit loss model affects how entities estimate their allowance for losses related to receivables that are current with respect to their payment terms. Effective October 1, 2020, the Company adopted this ASU, as updated, using a modified retrospective transition approach. The adoption of the new guidance did not have a material impact on our consolidated financial statements.
Accounting Standard Not Yet Adopted

Income Taxes. In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU simplifies the accounting for income taxes by eliminating certain exceptions within the existing guidance for recognizing deferred taxes for equity method investments, performing intraperiod allocations and calculating income taxes in interim periods. Further, this ASU clarifies existing guidance related to, among other things, recognizing deferred taxes for goodwill and allocated taxes to members of a consolidated group. This new guidance is effective for the Company for interim and annual periods beginning October 1, 2021 (Fiscal 2022). Early adoption is permitted. The Company is in the process of assessing the impact on our consolidated financial statements from the adoption of the new guidance and determining the period in which the new guidance will be adopted.

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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Midstream. Midstream & Marketing provides natural gas pipeline transportation, natural gas gathering, natural gas processing and natural gas underground storage services, which generally contain a performance obligation for the Company to have availability to transport or store a product. Additionally, the Company provides stand-ready services to sell supplemental energy products and related services, primarily LNG and propane-air mixtures during periods of high demand that typically result from cold weather. The Company also sells LNG to end-user customers for use by trucks, drilling rigs and other motored vehicles and equipment, and facilities that are located off the natural gas grid.
Contracts for natural gas transportation and gathering services are typically long-term contracts with terms of up to 30 years, while contracts for storage are typically for one-year or multiple storage season periods. Contracts to provide natural gas during periods of high demand have terms of up to 15 years. Contracts to sell LNG for trucks, drilling rigs and other motor vehicles and facilities are typically short-term (less than one year). Depending on the type of services provided or goods sold, midstream revenues may consist of demand rates, commodity rates, and transportation rates and may include other fees for ancillary services. Pipeline transportation, natural gas gathering and storage services provided and services to stand ready to sell supplemental energy products and services each are considered to have a single performance obligation satisfied through the passage of time ratably based upon providing a stand-ready service generally on a monthly basis. Contracts to sell LNG to end-user customers contain performance obligations to deliver LNG over the term of the contract and revenue is recognized at a point in time when the control of the energy products is transferred to the customer. The price in the contract corresponds to our efforts to satisfy the performance obligation and reflects the consideration we expect to receive for the satisfied performance obligation, and, therefore, the revenue is recognized based on the volume delivered and the price within the contract. In cases where shipping and handling occurs prior to the LNG being delivered to the customer’s storage vessel, we have elected to treat this as a cost of fulfillment and not a separate performance obligation. Revenues are typically billed and payment received monthly. Advance fees received from customers for stand-ready services are deferred as contract liabilities and revenue is recognized ratably over time as the performance obligation is satisfied over a period less than one year.
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
Other. Other revenues from contracts with customers are generated primarily from services and products provided by Midstream & Marketing’s HVAC business, prior to its sale in September 2020, and AmeriGas Propane’s parts and services business. The performance obligations of these businesses include installation, repair and warranty agreements associated with HVAC equipment and installation services provided for combined heat and power and solar panel installations. For installation and repair goods and services, the performance obligations under these contracts are satisfied, and revenue is recognized, as control of the product is transferred or the services are rendered. For warranty services, revenue is recorded ratably over the warranty period. Other LPG revenues from contracts with customers are generated primarily from certain fees AmeriGas Partners and UGI International charge associated with the delivery of LPG, including hazmat safety compliance, inspection, metering, installation, fuel recovery and certain other services. Revenues from fees are typically recorded when the LPG is delivered to the customer or the associated service is completed.
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to customers or cash receipts. Contract assets represent our right to consideration after the performance obligations have been satisfied when such right is conditioned on something other than the passage of time. Contract assets were not material at September 30, 2020 and 2019. Substantially all of our receivables are unconditional rights to consideration and are included in “Accounts receivable” and, in the case of UGI Utilities, “Accrued utility revenues” on the Consolidated Balance Sheets. Amounts billed are generally due within the following month.
Contract liabilities arise when payment from a customer is received before the performance obligations have been satisfied and represent the Company’s obligations to transfer goods or services to a customer for which we have received consideration. The balances of contract liabilities were $115 and $114 at September 30, 2020 and 2019, respectively, and are primarily included in “Deposits and Advances” on the Consolidated Balance Sheets. Revenue recognized during Fiscal 2020 and Fiscal 2019 from the amount included in contract liabilities at September 30, 2019 and October 1, 2018 was $89 and $91, respectively.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Revenue Disaggregation
The following table presents our disaggregated revenues by reportable segment during Fiscal 2020 and Fiscal 2019:

2020	Total	Eliminations (a)	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$563	$—	$—	$—	$—	$563	$—
Commercial & Industrial	215	—	—	—	—	215	—
Large delivery service	142	—	—	—	—	142	—
Off-system sales and capacity releases	48	(45)	—	—	—	93	—
Other	14	(2)	—	—	—	16	—
Total Utility	982	(47)	—	—	—	1,029	—
Non-Utility:
LPG:
Retail	3,499	—	2,037	1,462	—	—	—
Wholesale	211	—	63	148	—	—	—
Energy Marketing	1,233	(79)	—	434	878	—	—
Midstream:
Pipeline	168	—	—	—	168	—	—
Peaking	6	(100)	—	—	106	—	—
Other	7	—	—	—	7	—	—
Electricity Generation	34	—	—	—	34	—	—
Other	312	(3)	215	60	40	—	—
Total Non-Utility	5,470	(182)	2,315	2,104	1,233	—	—
Total revenues from contracts with customers	6,452	(229)	2,315	2,104	1,233	1,029	—
Other revenues (b)	107	(3)	66	23	14	1	6
Total revenues	$6,559	$(232)	$2,381	$2,127	$1,247	$1,030	$6

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

2019	Total	Eliminations (a)	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$553	$—	$—	$—	$—	$553	$—
Commercial & Industrial	226	—	—	—	—	226	—
Large delivery service	138	—	—	—	—	138	—
Off-system sales and capacity releases	46	(65)	—	—	—	111	—
Other (c)	15	(3)	—	—	—	18	—
Total Utility	978	(68)	—	—	—	1,046	—
Non-Utility:
LPG:
Retail	4,008	—	2,341	1,667	—	—	—
Wholesale	233	—	64	169	—	—	—
Energy Marketing	1,521	(134)	—	448	1,207	—	—
Midstream:
Pipeline	95	—	—	—	95	—	—
Peaking	17	(97)	—	—	114	—	—
Other	2	—	—	—	2	—	—
Electricity Generation	43	—	—	—	43	—	—
Other	314	(3)	213	55	49	—	—
Total Non-Utility	6,233	(234)	2,618	2,339	1,510	—	—
Total revenues from contracts with customers	7,211	(302)	2,618	2,339	1,510	1,046	—
Other revenues (b)	109	(4)	64	33	6	3	7
Total revenues	$7,320	$(306)	$2,682	$2,372	$1,516	$1,049	$7

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
(c)UGI Utilities includes an unallocated negative surcharge revenue reduction of $(6) during Fiscal 2019 as a result of a PAPUC Order issued May 17, 2018, related to the TCJA (see Note 9).

Remaining Performance Obligations
The Company excludes disclosures related to the aggregate amount of the transaction price allocated to certain performance obligations that are unsatisfied as of the end of the reporting period because these contracts have an initial expected term of one year or less, or we have a right to bill the customer in an amount that corresponds directly with the value of services provided to the customer to date. Certain contracts with customers at Midstream & Marketing and UGI Utilities contain minimum future performance obligations through 2047 and 2053, respectively. At September 30, 2020, Midstream & Marketing and UGI Utilities expect to record approximately $1.9 billion and $0.2 billion of revenues, respectively, related to the minimum future performance obligations over the remaining terms of the related contracts.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Note 5 — AmeriGas Merger, Acquisitions and Dispositions

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

Pursuant to the terms of the Merger Agreement, effective on August 21, 2019, we issued 34,612,847 shares of UGI Common Stock and paid $529 in cash to the holders of Common Units other than UGI, for a total implied consideration of $2,228. In addition, the incentive distribution rights in the Partnership previously owned by the General Partner were canceled. After-tax transaction costs directly attributable to the transaction that were incurred by UGI totaling $8 were recorded as a reduction to UGI stockholders’ equity. Transaction costs incurred by the Partnership totaling $6 are reflected in “Operating and administrative expenses” on the 2019 Consolidated Statement of Income. The tax effects of the AmeriGas Merger resulting from the step-up in tax bases of the underlying assets resulted in the recording of a deferred tax asset in the amount of $512. This deferred tax asset is included in “Deferred income taxes” on the September 30, 2019 Consolidated Balance Sheet.

Effective upon completion of the AmeriGas Merger, Common Units are no longer publicly traded. Also pursuant to the Merger Agreement, Partnership equity-based awards were canceled and replaced with cash-settled restricted stock units relating to UGI Common Stock using the Share Multiplier ratio. For further information on the effects of the AmeriGas Merger on equity-based awards, see Note 14.

The AmeriGas Merger was accounted for in accordance with ASC 810, Consolidation - Overall - Changes in a Parent’s Ownership Interest in a Subsidiary. Because UGI controlled AmeriGas Partners before and after the merger, the changes in UGI’s ownership interest in the Partnership resulting from the merger were accounted for as an equity transaction. Accordingly, no gain or loss was recognized in UGI’s consolidated income statement and the carrying amounts of the Partnership’s assets and liabilities were not adjusted. The tax effects of the AmeriGas Merger were reported as adjustments to deferred income taxes and UGI stockholders’ equity. For additional information on the tax effects of the AmeriGas Merger, see Note 7.

CMG Acquisition

On August 1, 2019, UGI through its wholly owned indirect subsidiary, Energy Services, completed the CMG Acquisition in which Energy Services acquired all of the equity interests in CMG and CMG’s approximately 47% interest in Pennant, for total cash consideration of $1,284. The CMG Acquisition was consummated pursuant to the CMG Acquisition Agreements. CMG and Pennant provide natural gas gathering and processing services through five discrete systems located in western Pennsylvania, eastern Ohio and the panhandle of West Virginia. The CMG Acquisition is consistent with our growth strategies, including expanding our midstream natural gas gathering and processing assets within the Marcellus and Utica Shale production regions. The CMG Acquisition was funded with cash from borrowings under the Energy Services Term Loan and the UGI Corporation Senior Credit Facility and cash on hand. We refer to CMG and its equity interest in Pennant as “UGI Appalachia.”

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
The Company has accounted for the CMG Acquisition using the acquisition method. The components of the final CMG purchase price allocations are as follows:

Assets acquired:
Accounts receivable	$10
Prepaid expenses and other current assets	1
Property, plant and equipment	614
Investment in Pennant	88
Intangible assets (a)	250
Total assets acquired	$963

Liabilities assumed:
Accounts payable	$3
Total liabilities assumed	3
Goodwill	324
Net consideration transferred (including working capital adjustments)	$1,284

(a)Represents customer relationships having an average amortization period of 35 years.
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
The Company recognized $15 of direct transaction-related costs associated with the CMG Acquisition during Fiscal 2019, which costs are reflected in “Operating and administrative expenses” on the 2019 Consolidated Statement of Income. The CMG Acquisition did not have a material impact on the Company’s revenues or net income attributable to UGI for Fiscal 2019. In addition, the impact of the CMG Acquisition on a pro forma basis as if the CMG Acquisition had occurred on October 1, 2017 was not material to the Company’s revenues or net income for Fiscal 2019 and Fiscal 2018.
Other Acquisitions
As previously mentioned, in July 2020, Energy Services acquired GHI, a Houston, Texas-based renewable natural gas company currently doing business in California. During Fiscal 2019, UGI International acquired several retail LPG distribution businesses, and Midstream & Marketing acquired a natural gas marketing business. During Fiscal 2018, UGI International acquired UniverGas, an LPG distribution business with operations in northern and central regions of Italy, and AmeriGas Propane acquired two retail propane distribution businesses.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Total cash paid and liabilities incurred in connection with these acquisitions were as follows:

	2020	2019		2018
	Midstream & Marketing	UGI International	Midstream & Marketing	AmeriGas Propane	UGI International
Total cash paid	$16	$49	$15	$10	$122
Liabilities incurred	7	—	—	3	—
Total purchase price	$23	$49	$15	$13	$122

Acquisitions of Assets

During Fiscal 2019, Midstream & Marketing acquired 21 miles of natural gas gathering lines and related dehydration and compression equipment located in northern Pennsylvania for cash consideration of $20. During Fiscal 2018, Midstream & Marketing acquired (1) 60 miles of natural gas gathering lines and related dehydration and compression equipment, and a smaller natural gas gathering system, both located in northern Pennsylvania and (2) a 44-megawatt, natural gas-fired peaking turbine located on its Hunlock Station site in northeast Pennsylvania, for total cash consideration of $70.

Disposals of Conemaugh and HVAC
Conemaugh. In July 2020, Energy Services, through a wholly owned subsidiary, entered into an agreement to sell its approximate 5.97% ownership interest in Conemaugh. As a result, the Company reduced the carrying amount of these assets to their fair values during the third quarter of Fiscal 2020. The fair value of such assets was based upon the agreed upon sales price, and was determined to be a Level 2 measurement within the fair value hierarchy. During the third quarter of Fiscal 2020, we recognized a non-cash, pre-tax impairment charge of $52 which amount is reflected in “Loss on disposals of Conemaugh and HVAC” on the 2020 Consolidated Statement of Income. The sale was completed on September 30, 2020.
HVAC. In September 2020, Enterprises entered into an agreement to sell the HVAC business. As a result, the Company reduced the carrying amount of these assets to their fair values during the fourth quarter of Fiscal 2020. The fair value of such assets was based upon the agreed upon sales price, and was determined to be a Level 2 measurement within the fair value hierarchy. During the fourth quarter of Fiscal 2020, we recognized a non-cash, pre-tax loss on disposal of $2 which amount is reflected in “Loss on disposals of Conemaugh and HVAC” on the 2020 Consolidated Statement of Income. The sale was completed on September 30, 2020.

Note 6 — Debt
Significant Financing Activities during Fiscal 2020

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
Credit Facilities and Short-term Borrowings

Information about the Company’s principal credit agreements (excluding the Energy Services Receivables Facility, which is discussed below) as of September 30, 2020 and 2019, is presented in the following table. Borrowings on these credit agreements bear interest at rates indexed to short-term market rates. Borrowings outstanding under these agreements (other than the UGI Corporation Senior Credit Facility) are classified as “Short-term borrowings” on the Consolidated Balance Sheets.

	Expiration Date	Total Capacity	Borrowings Outstanding	Letters of Credit and Guarantees Outstanding	Available Borrowing Capacity	Weighted Average Interest Rate - End of Year
September 30, 2020
AmeriGas OLP (a)	December 2022	$600	$186	$62	$352	2.61%
UGI International, LLC (b)	October 2023	€300	€—	€—	€300	N.A.
Energy Services (c)	March 2025	$260	$—	$—	$260	N.A.
UGI Utilities (d)	June 2024	$350	$141	$—	$209	1.12%
UGI Corporation (e)	August 2024	$300	$300	$—	$—	2.41%
September 30, 2019
AmeriGas OLP (a)	December 2022	$600	$328	$63	$209	4.50%
UGI International, LLC (b)	October 2023	€300	€193	€—	€107	3.64%
Energy Services (c)	March 2021	$200	$45	$—	$155	6.25%
UGI Utilities (d)	June 2024	$350	$166	$—	$184	3.00%
UGI Corporation (e)	August 2024	$300	$300	$—	$—	4.55%
(a)The AmeriGas OLP Credit Agreement includes a $150 sublimit for letters of credit
(b)The UGI International Credit Facilities Agreement permits UGI International, LLC to borrow in euros or dollars. UGI International repaid all borrowings outstanding on this facility in September 2020. At September 30, 2019, the amount outstanding consisted of USD-denominated borrowings of $210.
(c)The Energy Services 2020 Credit Agreement includes a $50 sublimit for letters of credit and is guaranteed by certain subsidiaries of Energy Services. This credit agreement is collateralized by substantially all of the assets of Energy Services, subject to certain exceptions and carveouts including, but not limited to, accounts receivables and certain real property.
(d)UGI Utilities Credit Agreement includes a $100 sublimit for letters of credit.
(e)At September 30, 2020 and 2019, management intended to maintain a substantial portion of amounts outstanding under the UGI Corporation Senior Credit Facility beyond twelve months from the respective balance sheet dates. As such, borrowings outstanding are classified as “Long-term debt” on the Consolidated Balance Sheets. In October 2020, the Company repaid $30 of such borrowings and classified these repayments as “Current maturities of long-term debt” on the 2020 Consolidated Balance Sheet. The UGI Corporation Senior Credit Facility includes a $10 sublimit for letters of credit.

Energy Services Receivables Facility. Energy Services has a Receivables Facility with an issuer of receivables-backed commercial paper currently scheduled to expire in October 2021. The Receivables Facility, as amended, provides Energy Services with the ability to borrow up to $150 of eligible receivables during the period November to April, and up to $75 of eligible receivables during the period May to October. Energy Services uses the Receivables Facility to fund working capital, margin calls under commodity futures contracts, capital expenditures, dividends and for general corporate purposes.

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

Information regarding the amounts of trade receivables transferred to ESFC and the amounts sold to the bank are as follows:

	2020	2019	2018
Trade receivables transferred to ESFC during the year	$1,046	$1,373	$1,280
ESFC trade receivables sold to the bank during the year	$182	$179	$193
ESFC trade receivables - end of year (a)	$50	$55	$65
(a)At September 30, 2020 and 2019, the amounts of ESFC trade receivables sold to the bank were $19 and $46, respectively, and are reflected as “Short-term borrowings” on the Consolidated Balance Sheets.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Long-term Debt

Long-term debt comprises the following at September 30:

	2020	2019
AmeriGas Propane:
AmeriGas Partners Senior Notes:
5.50% due May 2025	$700	$700
5.875% due August 2026	675	675
5.625% due May 2024	675	675
5.75% due May 2027	525	525
Other (a)	5	14
Unamortized debt issuance costs	(20)	(24)
Total AmeriGas Propane	2,560	2,565
UGI International:
3.25% Senior Notes due November 2025	410	382
UGI International, LLC variable-rate term loan due October 2023 (b)	352	327
Other	23	18
Unamortized debt issuance costs	(7)	(8)
Total UGI International	778	719
Midstream & Marketing:
Energy Services variable-rate term loan due through August 2026 (c)	691	698
Other (d)	41	1
Unamortized discount and debt issuance costs	(12)	(12)
Total Energy Services	720	687
UGI Utilities:
Senior Notes:
4.12%, due September 2046	200	200
4.98%, due March 2044	175	175
3.12% due April 2050	150	—
4.55%, due February 2049	150	150
4.12%, due October 2046	100	100
6.21%, due September 2036	100	100
2.95%, due June 2026	100	100
Medium-Term Notes:
6.13%, due October 2034	20	20
6.50%, due August 2033	20	20
Variable-rate term loan due through October 2022 (e)	108	114
Other	3	5
Unamortized debt issuance costs	(5)	(5)
Total UGI Utilities	1,121	979
UGI Corporation:
UGI Corporation revolving credit facility maturing August 2024 (f)	300	300
UGI Corporation variable-rate term loan due August 2022 (g)	300	300
UGI Corporation variable-rate term loan due through August 2024 (h)	250	250
Unamortized debt issuance costs	(3)	(4)
Total UGI Corporation	847	846
Other	8	8
Total long-term debt	6,034	5,804
Less: current maturities	(53)	(24)
Total long-term debt due after one year	$5,981	$5,780
(a)At September 30, 2019, such amount includes Heritage Operating, L.P. Senior Secured Notes. The effective interest rate on the Heritage Operating, L.P. Senior Secured Notes was 6.75%. These notes were collateralized by AmeriGas OLP’s receivables, contracts, equipment, inventory, general intangibles and cash.
(b)The effective interest rate on the term loan was 2.04% at both September 30, 2020 and 2019. We have entered into pay fixed, receive variable interest rate swaps to effectively fix the underlying variable rate on these borrowings.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
(c)At September 30, 2020 and 2019, the effective interest rates on the term loan were 5.30% and 5.79%, respectively. This term loan is collateralized by substantially all of the assets of Energy Services, subject to certain exceptions and carveouts including, but not limited to, accounts receivable and certain real property. We have entered into a pay-fixed, receive variable interest rate swap to effectively fix the underlying variable rate on these borrowings. Term loan borrowings are due in equal quarterly installments of $2, with the balance of the principal being due in full at maturity. Under certain circumstances, Energy Services is required to make additional principal payments if the consolidated total leverage ratio, as defined, is greater than defined thresholds.
(d)Amounts include finance lease liabilities recognized as a result of the adoption of ASU No. 2016-02. For additional information, see Note 2 and Note 16 to the Consolidated Financial Statements.
(e)At September 30, 2020 and 2019, the effective interest rates on this term loan were 4.00% and 3.05%, respectively. We have entered into a pay-fixed, receive variable interest rate swap to effectively fix the underlying variable rate on these borrowings. Term loan borrowings are due in equal quarterly installments of $2, with the balance of the principal being due in full at maturity.
(f)At September 30, 2020 and 2019, the effective interest rates on credit facility borrowings were 2.41% and 4.55%, respectively. We have entered into pay-fixed, receive variable interest rate swaps to effectively fix the underlying variable rate on a portion of these borrowings.
(g)At September 30, 2020 and 2019, the effective interest rate on this term loan 3.51% and 4.30%, respectively. We have entered into pay-fixed, receive variable interest rate swaps to effectively fix the underlying variable rate on these borrowings.
(h)At September 30, 2020 and 2019, the effective interest rates on this term loan were 3.50% and 4.55%, respectively. We have entered into pay-fixed, receive variable interest rate swaps to effectively fix the underlying variable rate on a portion of these borrowings. Term loan borrowings are due in equal quarterly installments of $9, commencing December 2022, with the balance of the principal being due in full at maturity.

Scheduled principal repayments of long-term debt for each of the next five fiscal years ending September 30 are as follows:

	2021	2022	2023	2024	2025
AmeriGas Propane	$3	$2	$—	$675	$700
UGI International	1	22	—	352	—
Midstream & Marketing	10	7	7	7	7
UGI Utilities	8	7	96	—	—
UGI Corporation (a)	30	300	38	482	—
Other	1	1	6	—	—
Total	$53	$339	$147	$1,516	$707
(a)In October 2020, the Company repaid $30 of such borrowings and has classified these repayments as “Current maturities of long-term debt” on the 2020 Consolidated Balance Sheet.

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

Under the AmeriGas Partners Senior Notes Indentures, AmeriGas Partners is generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if certain conditions are met. At September 30, 2020, these restrictions did not limit the amount of Available Cash. See Note 15 for the definition of Available Cash included in the Partnership Agreement.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
UGI International. The UGI International Credit Facilities Agreement requires UGI International not to exceed a ratio of consolidated total net indebtedness to consolidated EBITDA, as defined, of 3.85 to 1.00.

Energy Services. The Energy Services Term Loan requires that Energy Services and subsidiaries maintain a minimum ratio of consolidated EBITDA to debt service, as defined, of 1.10 to 1.00.

The Energy Services 2020 Credit Agreement requires Energy Services and subsidiaries not to exceed a ratio of total indebtedness to EBITDA, as defined, of 4.00 to 1.00 and maintain a minimum ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined and as calculated on a quarterly basis, of 3.50 to 1.00.

UGI Utilities. The UGI Utilities Credit Agreement, certain of UGI Utilities’ Senior Notes and the Utilities Term Loan require UGI Utilities not to exceed a ratio of consolidated debt to consolidated total capital, as defined, of 0.65 to 1.00.
UGI Corporation. The UGI Corporation Senior Credit Facility requires that UGI maintain a ratio of consolidated EBITDA to consolidated interest expense, as defined and as calculated on a rolling four-quarter basis, above 3.50 to 1.00. In addition, UGI may not exceed a ratio of consolidated net indebtedness to consolidated EBITDA, as defined and as calculated on a rolling four-quarter basis, of 4.50 to 1.00 (declining over time to 4.00 to 1.00).

Restricted Net Assets

At September 30, 2020, the amount of net assets of UGI’s consolidated subsidiaries that were restricted from transfer to UGI under debt agreements, subsidiary partnership agreements and regulatory requirements under foreign laws totaled approximately $2,200.

Note 7 — Income Taxes
Income before income taxes comprises the following:

	2020	2019	2018
Domestic	$424	$330	$576
Foreign	243	71	279
Total income before income taxes	$667	$401	$855

The provisions for income taxes consist of the following:

	2020	2019	2018
Current expense (benefit):
Federal	$(85)	$52	$(2)
State	4	14	26
Foreign	70	70	78
Total current (benefit) expense	(11)	136	102
Deferred expense (benefit):
Federal	135	3	(78)
State	19	4	7
Foreign	(8)	(50)	2
Total deferred expense (benefit)	146	(43)	(69)
Total income tax expense	$135	$93	$33

Federal income taxes for Fiscal 2019 and Fiscal 2018 are net of foreign tax credits of $10 and $13, respectively. There were no foreign tax credits utilized in Fiscal 2020.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
A reconciliation from the U.S. federal statutory tax rate to our effective tax rate is as follows:

	2020	2019	2018
U.S. federal statutory tax rate	21.0%	21.0%	24.5%
Difference in tax rate due to:
Effect of U.S. tax legislation	(4.7)	0.2	(20.9)
Effect of tax rate changes - International	0.3	(0.5)	(2.1)
Noncontrolling interests not subject to tax	—	(2.7)	(3.0)
State income taxes, net of federal benefit	2.8	3.6	2.9
Valuation allowance adjustments	—	—	1.1
Effects of foreign operations	1.3	1.8	3.1
Excess tax benefits on share-based payments	(0.2)	(1.0)	(1.1)
Other, net	(0.3)	0.7	(0.7)
Effective tax rate	20.2%	23.1%	3.8%

On March 27, 2020 the CARES Act was enacted into law. The primary impact of the legislation was the change in federal net operating loss carryback rules which allowed the Company’s U.S. federal tax loss generated in Fiscal 2020 to be carried back to Fiscal 2015. The carryback of our Fiscal 2020 U.S. federal tax loss in a 21% rate environment to offset taxable income in Fiscal 2015 in a 35% rate environment generated an incremental $32 benefit in the current year. The expected $80 refund is included in “Income taxes receivable” on the 2020 Consolidated Balance Sheet. On July 20, 2020 the Treasury Department issued final regulations under IRC Section 951A permitting a taxpayer to elect to exclude from its inclusion of GILTI items of income subject to a high effective rate of foreign tax. The impact of these final regulations reduced U.S. tax of foreign source income in Fiscal 2020.

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
As a result of the TCJA, we reduced our net deferred income tax liabilities in Fiscal 2018 by $384 due to the remeasuring of our existing federal deferred income tax assets and liabilities as of the date of the enactment of the TCJA on December 22, 2017. Because most of the reduction to UGI Utilities’ net deferred income taxes related to regulated utility plant assets, most of UGI Utilities’ reduction in deferred income taxes was not recognized immediately in income tax expense.
In accordance with GAAP as determined by ASC 740, we are required to record the effects of tax law changes in the period enacted. Our results for Fiscal 2018 contained provisional estimates of the impact of the TCJA as such amounts used estimates for tax returns that had not yet been filed and because estimated amounts could have been impacted by future regulatory and accounting guidance if and when issued. As permitted by SEC Staff Bulletin No. 118, adjustments to provisional amounts recorded in prior periods were made during Fiscal 2019 and were not material.
In Fiscal 2018, we were subject to a blended federal tax rate of 24.5% because our fiscal year contained the effective date of the rate change from 35% to 21%. The effects of the tax law changes on Fiscal 2018 results (excluding the remeasurement impact described above) decreased income tax by $52.
In Fiscal 2018, earnings of the Company’s foreign subsidiaries were generally subject to U.S. taxation upon repatriation to the U.S. and the Company’s tax provisions reflected the related incremental U.S. tax except for certain foreign subsidiaries whose unremitted earnings were considered to be indefinitely reinvested. No deferred tax liability had been recognized with regard to remittance of those earnings because of the availability of U.S. foreign tax credits made it likely that no U.S. tax would be due if such earnings were repatriated. Upon enactment of the TCJA, substantially all prior unrepatriated earnings were subjected to U.S. tax under the transition tax rules. The transition tax was immaterial to the Company and we generally expect to have the ability to repatriate prior unrepatriated earnings without material U.S. federal tax cost.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Our Fiscal 2020 and Fiscal 2019 effective tax rate was subject to the impact of changes to the taxation of foreign source income made by the TCJA and the high tax exception regulations issued in July 2020. Fiscal 2020 and Fiscal 2019 tax expense includes $2 and $4, respectively, of GILTI and Branch taxes that are treated as current period costs and carry no related deferred taxes.
Pennsylvania utility ratemaking practice permits the flow through to ratepayers of state tax benefits resulting from accelerated tax depreciation. For Fiscal 2020, Fiscal 2019 and Fiscal 2018, the beneficial effects of state tax flow through of accelerated depreciation reduced income tax expense by $11, $7 and $4, respectively.
Deferred tax liabilities (assets) comprise the following at September 30:

	2020	2019
Excess book basis over tax basis of property, plant and equipment	$830	$805
Utility regulatory assets	112	108
Intangible assets and goodwill	107	71
Other	32	7
Gross deferred tax liabilities	1,081	991

Investment in AmeriGas Partners	(216)	(304)
Pension plan liabilities	(48)	(50)
Employee-related benefits	(46)	(44)
Operating loss carryforwards	(34)	(21)
Foreign tax credit carryforwards	(81)	(81)
Utility regulatory liabilities	(94)	(94)
Derivative instruments	(26)	(15)
Utility environmental liabilities	(16)	(15)
Other	(54)	(34)
Gross deferred tax assets	(615)	(658)
Deferred tax assets valuation allowance	105	91
Net deferred tax liabilities	$571	$424
As a result of the AmeriGas Merger in Fiscal 2019, we acquired all of the equity interests of AmeriGas Partners. In exchange for the interest acquired from the public, we issued stock and paid cash having a total implied fair value of $2,228. The transaction represents a taxable exchange for which we received a step-up in the tax basis in the underlying assets acquired. A gross deferred tax asset of $2,030 related to the book tax basis difference in this investment was recorded in Fiscal 2019 through equity in accordance with ASC 810. We evaluated the realizability of the resulting net deferred tax asset position of $512 assessing the available positive and negative evidence. As the taxable temporary differences of the Partnership’s tax depreciation in excess of book depreciation reverses, the associated deferred taxes are expected to be fully realized.
In December 2017, the French Parliament approved the December 2017 French Finance Bills. One impact of the December 2017 French Finance Bills was an increase in the Fiscal 2018 corporate income tax rate in France from 34.4% to 39.4%. The December 2017 French Finance Bills also included measures to gradually reduce the corporate income tax rate to 25.8%, effective for fiscal years starting after January 1, 2022 (Fiscal 2023). In July 2019, the French Parliament enacted legislation retroactively increasing the corporate income tax rate for tax years beginning in 2019 that had previously been reduced by the December 2017 French Finance Bills. As a result, the Fiscal 2020 tax rate remained at 34.43% for Fiscal 2019. The impact on deferred income tax liabilities increased income tax expense by $2 during Fiscal 2019. In December 2019, the French Parliament enacted additional legislation revising the rates enacted for Fiscal 2021 and Fiscal 2022, but retained the corporate income tax rate of 25.8%, effective for fiscal years starting after January 1, 2022 (Fiscal 2023). The impact on deferred income tax liabilities was not material during Fiscal 2020.
As a result of the December 2017 French Finance Bills, during Fiscal 2018, the Company reduced its net French deferred income tax liabilities and recognized an estimated deferred tax benefit of $12 to reflect the estimated impact of the corporate income tax rate reductions that will be implemented through Fiscal 2023. The Company’s Fiscal 2018 effective income tax rate

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
reflects the impact of the higher Fiscal 2018 income tax rate in France as a result of the December 2017 French Finance Bills, which increased income tax expense for the year by approximately $1.
At September 30, 2020, foreign net operating loss carryforwards principally relating to Flaga and certain subsidiaries of UGI France totaled $11 and $14, respectively, with no expiration dates. We have state net operating loss carryforwards primarily relating to certain subsidiaries that approximate $393 and expire through 2040. We also have federal operating loss carryforwards of $12 for certain operations of AmeriGas Propane that expire through 2036. At September 30, 2020, deferred tax assets relating to operating loss carryforwards include $2 for Flaga, $5 for certain subsidiaries of UGI France, $2 for AmeriGas Propane and $25 for certain other subsidiaries.
Valuation allowances against deferred tax assets exist for foreign tax credit carryforwards, net operating loss carryforwards of foreign subsidiaries and a notional interest deduction. The valuation allowance for all deferred tax assets increased by $14 in Fiscal 2020 largely related to a $16 increase in a notional interest deduction carryover.
The valuation allowance for deferred tax assets decreased by $26 in Fiscal 2019 consisting primarily of the release of $25 of valuation allowances on foreign tax credits that expired in Fiscal 2019.
We conduct business and file tax returns in the U.S., numerous states, local jurisdictions and in France and certain other European countries. Our U.S. federal income tax returns are settled through the 2017 tax year, our French tax returns are settled through the 2016 tax year, our Austrian tax returns are settled through 2016 and our other European tax returns are effectively settled for various years from 2012 to 2016. State and other income tax returns in the U.S. are generally subject to examination for a period of three to five years after the filing of the respective returns.
As of September 30, 2020, we have unrecognized income tax benefits totaling $4 including related accrued interest. If these unrecognized tax benefits were subsequently recognized, $4 would be recorded as a benefit to income taxes on the Consolidated Statement of Income and, therefore, would impact the reported effective tax rate. Generally, a net reduction in unrecognized tax benefits could occur because of the expiration of the statute of limitations in certain jurisdictions or as a result of settlements with tax authorities. The expected change in unrecognized tax benefits and related interest in the next twelve months as the result of the expiration of certain statutes of limitation is not material.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2020	2019	2018
Unrecognized tax benefits — beginning of year	$11	$12	$12
Additions for tax positions of the current year	2	1	2
Additions for tax positions taken in prior years	—	—	1
Settlements with tax authorities/statute lapses	(9)	(2)	(3)
Unrecognized tax benefits — end of year	$4	$11	$12

Note 8 — Employee Retirement Plans
Defined Benefit Pension and Other Postretirement Plans
The U.S. Pension Plan is a defined benefit pension plan for employees hired prior to January 1, 2009, of UGI, UGI Utilities, and certain of UGI’s other domestic wholly owned subsidiaries. U.S. Pension Plan benefits are based on years of service, age and employee compensation.
We also provide postretirement health care benefits to certain retirees and postretirement life insurance benefits to certain U.S. active and retired employees. In addition, certain UGI International employees in France and Belgium are covered by defined benefit pension and postretirement plans. Although the disclosures in the tables below include amounts related to the UGI International plans, such amounts are not material.
The following table provides a reconciliation of the PBOs of our pension plans (the U.S. Pension Plan and the UGI International pension plans), the ABOs of our other postretirement benefit plans, plan assets, and the funded status of pension and other postretirement plans as of September 30, 2020 and 2019. ABO is the present value of benefits earned to date with benefits based upon current compensation levels. PBO is ABO increased to reflect estimated future compensation.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
Change in benefit obligations:
Benefit obligations — beginning of year	$750	$669	$23	$19
Service cost	11	10	—	—
Interest cost	23	27	1	1
Actuarial loss	27	89	1	4
Curtailments	(2)	(1)	—	—
Settlements	—	(13)	—	—
Foreign currency	3	(3)	—	—
Benefits paid	(30)	(28)	(1)	(1)
Benefit obligations — end of year	$782	$750	$24	$23
Change in plan assets:
Fair value of plan assets — beginning of year	$547	$563	$16	$15
Actual gain on plan assets	53	13	2	1
Foreign currency	1	(1)	—	—
Employer contributions	13	12	—	—
Settlements	—	(13)	—	—
Benefits paid	(29)	(27)	(1)	—
Fair value of plan assets — end of year	$585	$547	$17	$16
Funded status of the plans — end of year	$(197)	$(203)	$(7)	$(7)
Assets (liabilities) recorded in the balance sheet:
Assets in excess of liabilities — included in other noncurrent assets	$—	$—	$3	$3
Unfunded liabilities — included in other noncurrent liabilities	(197)	(203)	(10)	(10)
Net amount recognized	$(197)	$(203)	$(7)	$(7)
Amounts recorded in UGI Corporation stockholders’ equity (pre-tax):
Prior service cost (benefit)	$1	$1	$(1)	$(1)
Net actuarial loss	24	26	—	—
Total	$25	$27	$(1)	$(1)
Amounts recorded in regulatory assets and liabilities (pre-tax):
Prior service cost	$—	$1	$—	$—
Net actuarial loss	174	177	1	1
Total	$174	$178	$1	$1

In Fiscal 2020 and Fiscal 2019, the change in the pension plans’ PBO due to actuarial gains and losses is principally the result of changes in discount rates. The change in the pension plans’ PBO in Fiscal 2019 also reflects a settlement resulting from the conversion of a defined benefit pension plan to a defined contribution plan in the Netherlands. In Fiscal 2021, the estimated amount that will be amortized from UGI Stockholders’ equity and regulatory assets into net periodic benefit cost is approximately $15, the majority of which represents net actuarial losses, primarily associated with the U.S. Pension Plan.
Actuarial assumptions for our U.S. plans are described below. The discount rate assumption was determined by selecting a hypothetical portfolio of high quality corporate bonds appropriate to provide for the projected benefit payments of the plans. The discount rate was then developed as the single rate that equates the market value of the bonds purchased to the discounted

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
value of the plans’ benefit payments. The expected rate of return on assets assumption is based on current and expected asset allocations as well as historical and expected returns on various categories of plan assets (as further described below).

	Pension Plan			Other Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Weighted-average assumptions:
Discount rate – benefit obligations	2.90%	3.30%	4.40%	3.00%	3.30%	4.40%
Discount rate – benefit cost	3.30%	4.40%	4.00%	3.30%	4.40%	4.00%
Expected return on plan assets	7.20%	7.30%	7.40%	5.00%	5.00%	5.00%
Rate of increase in salary levels	3.25%	3.25%	3.25%	3.25%	3.25%	3.25%
The ABO for the U.S. Pension Plan was $687 and $659 as of September 30, 2020 and 2019, respectively.
The service cost component of our pension and other postretirement plans, net of amounts capitalized, are reflected in “Operating and administrative expenses” on the Consolidated Statements of Income. The non-service cost components, net of amounts capitalized by UGI Utilities as a regulatory asset, are reflected in “Other non-operating (expense) income, net” on the Consolidated Statements of Income. Other postretirement benefit cost was not material for all periods presented. Net periodic pension cost include the following components:

	Pension Benefits
	2020	2019	2018
Service cost	$11	$10	$11
Interest cost	23	27	26
Expected return on assets	(38)	(36)	(35)
Curtailment gain	(1)	—	—
Amortization of:
Prior service cost	1	—	1
Actuarial loss	15	8	13
Net cost	$11	$9	$16

It is our general policy to fund amounts for U.S. Pension Plan benefits equal to at least the minimum required contribution set forth in applicable employee benefit laws. From time to time, we may, at our discretion, contribute additional amounts. During Fiscal 2020, Fiscal 2019 and Fiscal 2018, we made cash contributions to the U.S. Pension Plan of $13, $12 and $15, respectively. The minimum required contributions in Fiscal 2021 are not expected to be material.
UGI Utilities has established a VEBA trust to pay retiree health care and life insurance benefits by depositing into the VEBA the annual amount of postretirement benefits costs, if any. We do not expect to be required to make any contributions to the VEBA during Fiscal 2021.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Expected payments for postretirement benefits over the next 10 years are not material. Expected payments for pension benefits are as follows:

Pension Benefits
Fiscal 2021	$33
Fiscal 2022	$32
Fiscal 2023	$34
Fiscal 2024	$36
Fiscal 2025	$38
Fiscal 2026 - 2030	$203
We also sponsor unfunded and non-qualified supplemental executive defined benefit retirement plans. At September 30, 2020 and 2019, the PBOs of these plans, including obligations for amounts held in grantor trusts, totaled $59 and $53, respectively. Costs associated with these plans were not material for all periods presents and are excluded from the tables above. Amounts recorded in UGI’s stockholders’ equity for these plans include pre-tax losses of $12 and $9 at September 30, 2020 and 2019, respectively, principally representing unrecognized actuarial losses. In Fiscal 2021, the estimated amount that will be amortized from such pre-tax actuarial losses into retiree benefit cost is not material. During Fiscal 2020, Fiscal 2019 and Fiscal 2018, the payments the Company made with respect to the supplemental executive defined benefit retirement plans were not material. The total fair value of the grantor trust investment assets associated with the supplemental executive defined benefit retirement plans, which are included in “Other assets” on the Consolidated Balance Sheets, totaled $35 and $34 at September 30, 2020 and 2019, respectively.
U.S. Pension Plan Assets
The assets of the U.S. Pension Plan are held in trust. The investment policies and asset allocation strategies for the assets in these trusts are determined by an investment committee comprising officers of UGI and UGI Utilities. In Fiscal 2020, the Company transitioned its investment strategy to minimize projected funded status volatility by more closely aligning the duration of the U.S. Pension Plan’s fixed income portfolio to the duration of its liabilities. The proportion of plan assets allocated to fixed income investments will increase as the funded status increases. To achieve the stated objective, beginning in October 2019, investments are made principally in common collective trust funds that consists of equity index investments, bond index investments and a short-term investments, and, to a much less extent, UGI Common Stock. Previously, investments were made principally in publicly traded, diversified equity and fixed income index mutual funds. Assets associated with the VEBA and the UGI International plans are excluded from the tables below as such assets are not material.
The targets, target ranges and actual allocations for the U.S. Pension Plan trust assets at September 30 are as follows:

	Actual		Target Asset Allocation		Permitted Range
	2020	2019	2020	2019	September 30, 2020
Equity investments:
U.S. equities	26.5%	54.8%	29.0%	52.5%	24.0% - 34.0%
Non-U.S. equities	25.0%	11.8%	24.5%	12.5%	19.5% - 29.5%
Global equities (a)	12.3%	—%	11.5%	—%	6.5% - 16.5%
Total	63.8%	66.6%	65.0%	65.0%	60.0% - 70.0%
Fixed income funds & cash equivalents	36.2%	33.4%	35.0%	35.0%	30.0% - 40.0%
Total	100.0%	100.0%	100.0%	100.0%
(a)    Comprises investment funds that consist of a mix of U.S. and Non-U.S. equity securities.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Common collective trust funds in the U.S. Pension Plan primarily include investments in U.S., Non-U.S. and global (a mix of U.S. and Non-U.S.) equities, fixed income and short-term investments. The fair values of common collective trust funds and cash equivalents are valued at NAV of units of the collective trusts. The NAVs, as provided by the trustee, are used as a practical expedient to estimate fair value based on the fair values of the underlying investments held by the funds less their liabilities. The fair values of the U.S. Pension Plan trust assets by asset class and level within the fair value hierarchy, as described in Note 2, as of September 30, 2020 and 2019 are as follows:

	U.S. Pension Plan
	Level 1	Level 2	Level 3	Other (a)	Total
September 30, 2020:
Domestic equity investments:
UGI Corporation Common Stock	$27	$—	$—	$—	$27
Total domestic equity investments	27	—	—	—	27
Common collective trust funds:
U.S. equity index investments	—	—	—	123	123
Non-U.S. equity index investments	—	—	—	141	141
Global equity index investments	—	—	—	70	70
Bond index investments	—	—	—	200	200
Cash equivalents	—	—	—	5	5
Total common collective trust funds	—	—	—	539	539
Total	$27	$—	$—	$539	$566
September 30, 2019:
Domestic equity investments:
S&P 500 Index equity mutual funds	$176	$—	$—	$—	$176
Small and midcap equity mutual funds	73	—	—	—	73
UGI Corporation Common Stock	41	—	—	—	41
Total domestic equity investments	290	—	—	—	290
International index equity mutual funds	62	—	—	—	62
Fixed income investments:
Bond index mutual funds	171	—	—	—	171
Cash equivalents	—	—	—	6	6
Total fixed income investments	171	—	—	6	177
Total	$523	$—	$—	$6	$529

(a)    Assets measured at NAV and therefore excluded from the fair value hierarchy.

The expected long-term rates of return on U.S. Pension Plan trust assets have been developed using a best estimate of expected returns, volatilities and correlations for each asset class. The estimates are based on historical capital market performance data and future expectations provided by independent consultants. Future expectations are determined by using simulations that provide a wide range of scenarios of future market performance. The market conditions in these simulations consider the long-term relationships between equities and fixed income as well as current market conditions at the start of the simulation. The expected rate begins with a risk-free rate of return with other factors being added such as inflation, duration, credit spreads and equity risk premiums. The rates of return derived from this process are applied to our target asset allocation to develop a reasonable return assumption.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Defined Contribution Plans
We sponsor 401(k) savings plans for eligible employees of UGI and certain of UGI’s domestic subsidiaries. Generally, participants in these plans may contribute a portion of their compensation on either a before-tax basis, or on both a before-tax and after-tax basis. These plans also provide for employer matching contributions at various rates. The cost of benefits under the savings plans totaled $21 in Fiscal 2020, $19 in Fiscal 2019 and $17 in Fiscal 2018. The Company also sponsors certain nonqualified supplemental defined contribution executive retirement plans. These plans generally provide supplemental benefits to certain executives that would otherwise be provided under retirement plans but are prohibited due to limitations imposed by the IRC. The Company makes payments to self-directed grantor trusts with respect to these supplemental defined contribution plans. Such payments during Fiscal 2020, Fiscal 2019 and Fiscal 2018 were not material. At September 30, 2020 and 2019, the total fair values of these grantor trust investment assets, which amounts are included in “Other assets” on the Consolidated Balance Sheets, were $7 and $6, respectively.

Note 9 — Utility Regulatory Assets and Liabilities and Regulatory Matters
The following regulatory assets and liabilities associated with UGI Utilities are included in our Consolidated Balance Sheets at September 30:

	2020	2019
Regulatory assets (a):
Income taxes recoverable	$124	$115
Underfunded pension and postretirement plans	175	179
Environmental costs	61	60
Removal costs, net	26	28
Other	11	14
Total regulatory assets	$397	$396
Regulatory liabilities (a):
Postretirement benefit overcollections	$13	$15
Deferred fuel and power refunds	29	6
State income tax benefits — distribution system repairs	28	25
PAPUC Temporary Rates Order	7	31
Excess federal deferred income taxes	274	280
Other	2	2
Total regulatory liabilities	$353	$359
(a)    Current regulatory assets are recorded in “Other current assets” on the Consolidated Balance Sheets. Regulatory liabilities are recorded in “Other current liabilities” and “Other noncurrent liabilities” on the Consolidated Balance Sheets.

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
Underfunded pension and other postretirement plans. This regulatory asset represents the portion of net actuarial losses and prior service costs (credits) associated with pension and other postretirement benefits which are probable of being recovered through future rates based upon established regulatory practices. These regulatory assets are adjusted annually or more frequently under certain circumstances when the funded status of the plans is remeasured in accordance with GAAP. These costs are amortized over the average remaining future service lives of plan participants.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Environmental costs. Environmental costs principally represent estimated probable future environmental remediation and investigation costs that Gas Utility expects to incur, primarily at MGP sites in Pennsylvania, in conjunction with three remediation COAs with the PADEP, which were consolidated into one COA effective October 1, 2020. Pursuant to base rate orders, Gas Utility receives ratemaking recognition of its estimated environmental investigation and remediation costs associated with their environmental sites. This ratemaking recognition balances the accumulated difference between historical costs and rate recoveries with an estimate of future costs associated with the sites. At September 30, 2020, the period over which Gas Utility expects to recover these costs will depend upon future remediation activity. For additional information on environmental costs, see Note 17.
Removal costs, net. This regulatory asset represents costs incurred, net of salvage, associated with the retirement of depreciable utility plant. As required by PAPUC ratemaking, removal costs include actual costs incurred associated with asset retirement obligations. Consistent with prior ratemaking treatment, UGI Utilities expects to recover these costs over five years.
Postretirement benefit overcollections. This regulatory liability represents the difference between amounts recovered through rates by Gas Utility and Electric Utility and actual costs incurred in accordance with accounting for postretirement benefits. With respect to Gas Utility, postretirement benefit overcollections are generally being refunded to customers over a ten-year period beginning October 19, 2016. With respect to Electric Utility, the overcollections are being refunded to ratepayers over a 20-year period effective October 27, 2018.
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
Gas Utility uses derivative instruments to reduce volatility in the cost of gas it purchases for retail core-market customers. Realized and unrealized gains or losses on natural gas derivative instruments are included in deferred fuel and power costs or refunds. Net unrealized gains and (losses) on such contracts at September 30, 2020 and 2019 were $8 and $(2), respectively.
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
PAPUC Temporary Rates Order. On May 17, 2018, the PAPUC ordered each regulated utility currently not in a general base rate case proceeding, including UGI Gas, PNG and CPG, to reduce their rates to credit customers any tax savings as a result of the TCJA through the establishment of a negative surcharge. These negative surcharges applied to bills rendered on or after July 1, 2018 and remained in effect until October 11, 2019, the effective date of Gas Utility’s new base rates, subject to a final reconciliation of any over- or under-crediting of the tax savings. The remaining regulatory liability will be returned to customers through an additional temporary negative surcharge from January 1, 2021 through October 10, 2021

In its May 17, 2018 Order, the PAPUC also required Pennsylvania utilities to establish a regulatory liability for tax benefits that accrued during the period January 1, 2018 through June 30, 2018, resulting from the reduced federal tax rate. The rate treatment of this regulatory liability was addressed in Gas Utility’s base rate proceeding filed January 28, 2019 (see “Base Rate Filings” below for further information).

For Pennsylvania utilities that were in a general base rate proceeding, including Electric Utility, no negative surcharge applied. The tax benefits that accrued during the period January 1, 2018 through October 26, 2018, the date before Electric Utility’s base rate case became effective were refunded to Electric Utility ratepayers through a one-time bill credit.
Excess federal deferred income taxes. This regulatory liability is the result of remeasuring UGI Utilities’ federal deferred income tax liabilities on utility plant due to the enactment of the TCJA on December 22, 2017. In order for our utility assets to continue to be eligible for accelerated tax depreciation, current law requires that excess federal deferred income taxes resulting from the remeasurement be amortized no more rapidly than over the remaining lives of the assets that gave rise to the excess federal deferred income taxes, ranging from 1 year to approximately 65 years. This regulatory liability has been increased to

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
reflect the tax benefit generated by the amortization of the excess deferred federal income taxes and is being amortized and credited to tax expense.
Other. Other regulatory assets and liabilities comprise a number of deferred items including, among others, certain incremental expenses attributable to the ongoing COVID-19 pandemic, certain information technology costs, energy efficiency conservation costs and rate case expenses.
Other Regulatory Matters
Base Rate Filings.  On January 28, 2020, Gas Utility filed a request with the PAPUC to increase its annual base distribution operating revenues by $75 annually. On October 8, 2020, the PAPUC issued a final Order approving a previously filed Joint Petition for Approval of Settlement of all issues (the “Joint Petition”). Under the terms of the Joint Petition, Gas Utility will be permitted to increase its annual base distribution rates by $20, through a phased approach, with $10 beginning January 1, 2021 and an additional $10 beginning July 1, 2021. Additionally, Gas Utility will be authorized to implement a DSIC once Gas Utility total property, plant and equipment less accumulated depreciation reaches $2,875, with this threshold being unchanged from Gas Utility’s 2019 base rate case. The Joint Petition also includes enhanced COVID-19 customer assistance measures, including the establishment of an Emergency Relief Program for a defined set of payment troubled customers (“ERP”). Additionally, the Joint Petition will permit the Gas Utility to establish a regulatory asset for certain incremental expenses attributable to the ongoing COVID-19 pandemic, most notably expenses related to the ERP and uncollectible accounts expense, through the effective date of rates in the next Gas Utility base rate case, to be recovered and amortized over a 10-year period. In accordance with the terms of the Joint Petition, Gas Utility will not be permitted to file a rate case prior to January 1, 2022.

On January 28, 2019, Gas Utility filed a rate request with the PAPUC to increase the base operating revenues for residential, commercial, and industrial customers throughout its Pennsylvania service territory by an aggregate $71. On October 4, 2019, the PAPUC issued a final Order approving a settlement that permitted Gas Utility, effective October 11, 2019, to increase its base distribution revenues by $30 under a single consolidated tariff, approved a plan for uniform class rates, and permitted Gas Utility to extend its Energy Efficiency and Conservation and Growth Extension Tariff programs by an additional term of five years. The PAPUC’s final Order approved a negative surcharge, to return to customers $24 of tax benefits experienced by Gas Utility over the period January 1, 2018 to June 30, 2018, plus applicable interest, in accordance with the May 17, 2018 PAPUC Order, which became effective for a twelve-month period beginning on October 11, 2019, the effective date of Gas Utility’s new base rates, subject to final reconciliation of any over- or under-crediting of the tax savings.

On October 25, 2018, the PAPUC approved a final order providing for a $3 annual base distribution rate increase for Electric Utility, effective October 27, 2018. As part of the final PAPUC Order, Electric Utility provided customers with a one-time billing credit associated with 2018 TCJA tax benefits. On November 26, 2018, the Pennsylvania Office of Consumer Advocate filed an appeal to the Pennsylvania Commonwealth Court challenging the PAPUC’s acceptance of UGI Utilities’ use of a fully projected future test year and handling of consolidated federal income tax benefits. On January 15, 2020, the Pennsylvania Commonwealth Court issued a decision affirming the PAPUC Order adopting UGI Utilities’ position on both issues. No party exercised their right to seek an appeal of the Commonwealth Court decision.

Note 10 — Inventories
Inventories comprise the following at September 30:

	2020	2019
Non-utility LPG and natural gas	$164	$150
Gas Utility natural gas	20	27
Materials, supplies and other	57	53
Total inventories	$241	$230

At September 30, 2020, UGI Utilities was a party to three SCAAs with terms up to three years. Pursuant to the SCAAs, UGI Utilities has, among other things, released certain natural gas storage and transportation contracts for the terms of the SCAAs. UGI Utilities also transferred certain associated natural gas storage inventories upon commencement of the SCAAs, will receive a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the terms of the SCAAs. The historical cost of natural gas storage inventories released under the SCAAs, which represents a portion of Gas Utility’s total natural gas storage inventories, and any exchange receivable (representing amounts of

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
natural gas inventories used by the other parties to the agreement but not yet replenished for which UGI Utilities has the rights), are included in the caption “Gas Utility natural gas” in the table above.

As of September 30, 2020 and 2019, all of UGI Utilities’ SCAAs were with Energy Services, the effects of which are eliminated in consolidation.

Note 11 — Property, Plant and Equipment
Property, plant and equipment comprise the following at September 30:

	2020	2019
Utility:
Distribution	$3,630	$3,366
Transmission	111	106
General and other	425	389
Work in process	99	77
Total Utility	4,265	3,938

Non-utility:
Land	191	184
Buildings and improvements	431	404
Transportation equipment	248	258
Equipment, primarily cylinders and tanks	3,712	3,455
Electric generation	211	327
Pipeline and related assets	1,098	1,150
Other	306	255
Work in process	196	102
Total non-utility	6,393	6,135
Total property, plant and equipment	$10,658	$10,073

Note 12 — Goodwill and Intangible Assets
Changes in the carrying amount of goodwill by reportable segment are as follows:

	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Total
Balance September 30, 2018	$2,004	$964	$10	$182	$3,160
Acquisitions	—	26	330	—	356
Foreign currency translation	—	(60)	—	—	(60)
Balance September 30, 2019	2,004	930	340	182	3,456
Dispositions	—	—	(5)	—	(5)
Purchase accounting adjustments	—	(2)	—	—	(2)
Foreign currency translation	—	69	—	—	69
Balance September 30, 2020	$2,004	$997	$335	$182	$3,518

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Intangible assets comprise the following at September 30:

	2020	2019
Customer relationships	$1,083	$1,038
Trademarks and tradenames	12	16
Noncompete agreements and other	76	48
Accumulated amortization	(543)	(442)
Intangible assets, net (definite-lived)	628	660
Trademarks and tradenames (indefinite-lived)	49	49
Total intangible assets, net	$677	$709

Changes in amounts above include the effects of currency translation. Amortization expense of intangible assets was $83, $59 and $58 for Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively. Estimated amortization expense of intangible assets during the next five fiscal years is as follows: Fiscal 2021 — $76; Fiscal 2022 — $65; Fiscal 2023 — $61; Fiscal 2024 — $59; Fiscal 2025 — $57.

Note 13 — Series Preferred Stock
UGI has 10,000,000 shares of UGI Series Preferred Stock authorized for issuance, including both series subject to and series not subject to mandatory redemption. UGI had no shares of UGI Series Preferred Stock outstanding at September 30, 2020 or 2019.
UGI Utilities has 2,000,000 shares of UGI Utilities Series Preferred Stock authorized for issuance, including both series subject to and series not subject to mandatory redemption. At September 30, 2020 and 2019, there were no shares of UGI Utilities Series Preferred Stock outstanding.

Note 14 — Common Stock and Equity-Based Compensation
Common Stock
On January 25, 2018, UGI’s Board of Directors authorized the repurchase of up to 8,000,000 shares of UGI Corporation Common Stock over a four-year period. Pursuant to these authorizations, during Fiscal 2020, Fiscal 2019 and Fiscal 2018, the Company purchased and placed in treasury stock 950,000, 300,000 and 1,200,000 shares at a total cost of $38, $17 and $60, respectively.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
UGI Common Stock share activity for Fiscal 2020, Fiscal 2019 and Fiscal 2018 is as follows:

	Issued	Treasury	Outstanding
Balance at September 30, 2017	173,987,691	(843,954)	173,143,737
Issued:
Employee and director plans	155,306	1,804,712	1,960,018
Repurchases of common stock	—	(1,200,000)	(1,200,000)
Reacquired common stock – employee and director plans	—	(154,780)	(154,780)
Balance at September 30, 2018	174,142,997	(394,022)	173,748,975
Issued:
Employee and director plans	548,285	430,847	979,132
AmeriGas Merger	34,612,847	—	34,612,847
Sale of reacquired common stock	—	15,759	15,759
Repurchases of common stock	—	(300,000)	(300,000)
Reacquired common stock – employee and director plans	—	(51,924)	(51,924)
Balance at September 30, 2019	209,304,129	(299,340)	209,004,789
Issued:
Employee and director plans	209,915	180,050	389,965
Repurchases of common stock	—	(950,000)	(950,000)
Reacquired common stock – employee and director plans	—	(90,316)	(90,316)
Balance at September 30, 2020	209,514,044	(1,159,606)	208,354,438

Equity-Based Compensation
The Company grants equity-based awards to employees and non-employee directors comprising UGI stock options, UGI Common Stock-based equity instruments and, prior to the AmeriGas Merger, AmeriGas Partners Common Unit-based equity instruments as further described below. We recognized total pre-tax equity-based compensation expense of $15 ($11 after-tax), $18 ($13 after-tax) and $23 ($16 after-tax) in Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively.
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
Under the 2013 OICP, awards representing up to 21,750,000 shares of UGI Common Stock may be granted. Dividend equivalents on UGI Unit Awards to employees will be paid in cash. Dividend equivalents on non-employee director awards are accumulated in additional Stock Units. UGI Unit Awards granted to employees and non-employee directors are settled in shares of UGI Common Stock and cash. Substantially all UGI Unit Awards granted to UGI France employees are settled in shares of UGI Common Stock and do not accrue dividend equivalents. With respect to UGI Performance Unit awards, the actual number of shares (or their cash equivalent) ultimately issued, and the actual amount of dividend equivalents paid, is generally dependent upon the achievement of market performance goals and service conditions. Beginning in Fiscal 2019, we began issuing shares of UGI Common Stock to satisfy substantially all option exercises and UGI Unit Awards. Prior to Fiscal 2019, we issued treasury shares to satisfy substantially all option exercises and UGI Unit Awards. Stock options may be net exercised whereby shares equal to the option price and the grantee’s applicable payroll tax withholding are withheld from the number of shares payable (“net exercise”). We record shares withheld pursuant to a net exercise as shares reacquired. Pursuant to the AmeriGas Merger Agreement, all holders of AmeriGas Partners equity-based compensation awards received replacement awards

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
comprising UGI cash-settled restricted stock units. See discussion below under “AmeriGas Partners Equity-Based Compensation Plans and Awards” for additional information.
UGI Stock Option Awards. Stock option transactions under equity-based compensation plans during Fiscal 2020, Fiscal 2019 and Fiscal 2018 are as follows:

	Shares	Weighted - Average Option Price	Total Intrinsic Value	Weighted - Average Contract Term (Years)
Shares under option — September 30, 2017	8,781,748	$30.20	$147	6.3
Granted	1,401,400	$47.85
Canceled	(152,017)	$42.14
Expired	(1,666)	$35.80
Exercised	(1,832,396)	$26.00	$45
Shares under option — September 30, 2018	8,197,069	$33.93	$177	6.2
Granted	1,197,100	$53.27
Canceled	(123,012)	$48.69
Expired	(13,699)	$47.49
Exercised	(779,353)	$25.75	$23
Shares under option — September 30, 2019	8,478,105	$37.18	$115	5.9
Granted	1,893,700	$43.20
Canceled	(57,668)	$49.69
Expired	(93,728)	$37.81
Exercised	(230,875)	$22.65	$3
Shares under option — September 30, 2020	9,989,534	$38.58	$26	5.8
Options exercisable — September 30, 2018	5,498,330	$28.63
Options exercisable — September 30, 2019	5,963,530	$32.02
Options exercisable — September 30, 2020	6,898,251	$35.06	$26	4.5
Options not exercisable — September 30, 2020	3,091,283	$46.45	$—	8.6
Cash received from stock option exercises and associated tax benefits were $2 and $1, $20 and $5, and $43 and $13 in Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively. As of September 30, 2020, there was $8 of unrecognized compensation cost associated with unvested stock options that is expected to be recognized over a weighted-average period of 1.9 years.
The following table presents additional information relating to stock options outstanding and exercisable at September 30, 2020:

	Range of exercise prices
	Under $30.00	$30.00 – $35.00	$35.01 – $40.00	$40.01 – $45.00	Over $45.01
Options outstanding at September 30, 2020:
Number of options	2,672,041	1,297,358	858,565	177,947	4,983,623
Weighted average remaining contractual life (in years)	2.2	5.9	4.2	7.9	7.8
Weighted average exercise price	$23.46	$33.30	$37.82	$44.07	$48.00
Options exercisable at September 30, 2020:
Number of options	2,669,481	1,041,488	858,565	172,497	2,156,220
Weighted average exercise price	$23.45	$33.65	$37.82	$44.12	$48.28

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
UGI Stock Option Fair Value Information. The per share weighted-average fair value of stock options granted under our option plans was $5.58 in Fiscal 2020, $8.70 in Fiscal 2019 and $7.51 in Fiscal 2018. These amounts were determined using a Black-Scholes option pricing model that values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, expected dividend payments and the risk-free interest rate over the expected life of the option. The expected life of option awards represents the period of time during which option grants are expected to be outstanding and is derived from historical exercise patterns. Expected volatility is based on historical volatility of the price of UGI’s Common Stock. Expected dividend yield is based on historical UGI dividend rates. The risk free interest rate is based on U.S. Treasury bonds with terms comparable to the options in effect on the date of grant.
The assumptions we used for valuing option grants during Fiscal 2020, Fiscal 2019 and Fiscal 2018 are as follows:

	2020	2019	2018
Expected life of option	6 years	6 years	6 years
Weighted-average volatility	19.6%	17.2%	17.5%
Weighted-average dividend yield	3.0%	1.8%	2.1%
Expected volatility	19.6%	17.2%	17.5%
Expected dividend yield	3.0%	1.8%	2.1%
Risk free rate	0.3% - 1.7%	1.5% - 2.6%	2.2% - 2.9%

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
The following table summarizes the weighted-average assumptions used to determine the fair value of UGI Performance Unit awards and related compensation costs:

	Grants Awarded in Fiscal Year
	2020	2019	2018
Risk free rate	1.6%	2.5%	2.0%
Expected life	3 years	3 years	3 years
Expected volatility	18.6%	17.7%	18.9%
Dividend yield	2.9%	1.9%	2.1%
The weighted-average grant date fair value of UGI Performance Unit awards was estimated to be $41.85 for Units granted in Fiscal 2020, $55.40 for Units granted in Fiscal 2019 and $55.26 for Units granted in Fiscal 2018.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
The following table summarizes UGI Unit award activity for Fiscal 2020:

	UGI Units	Weighted-Average Grant-Date Fair Value (per Unit)
Total UGI Units at September 30, 2019 (a)	893,820	$36.39
UGI Performance Units:
Granted	222,410	$41.85
Forfeited	(13,734)	$40.01
Performance criteria not met	(121,948)	$46.76
UGI Stock Units:
Granted (b)	77,951	$40.38
Unit awards paid	(227,225)	$24.31
Total UGI Units at September 30, 2020 (a)	831,274	$39.95
(a)Total UGI Units includes UGI Stock Units issued to non-employee directors, which vest on the grant date, and UGI Performance Units and UGI Stock Units issued to retirement-eligible employees that vest on an accelerated basis. Total vested restricted units at September 30, 2020 and 2019 were 441,498 and 616,319, respectively.
(b)Generally, shares granted under UGI Stock Unit awards are paid approximately 70% in shares. UGI Stock Unit awards granted in Fiscal 2019 and Fiscal 2018 were 29,784 and 52,314, respectively.
During Fiscal 2020, Fiscal 2019 and Fiscal 2018, the Company paid UGI Performance Unit and UGI Stock Unit awards in shares and cash as follows:

	2020	2019	2018
UGI Performance Unit awards:
Number of original awards granted, net of forfeitures	121,948	144,521	136,621
Performance period beginning January 1:	2017	2016	2015
Payment of awards:
Shares of UGI Common Stock issued, net of shares withheld for taxes	—	116,950	69,680
Cash paid	$—	$10	$2
UGI Stock Unit awards:
Number of original awards granted, net of forfeitures	227,721	50,985	39,680
Payment of awards:
Shares of UGI Common Stock issued, net of shares withheld for taxes	148,477	43,479	29,095
Cash paid	$3	$1	$1
During Fiscal 2020, Fiscal 2019 and Fiscal 2018, we granted UGI Unit awards representing 300,361, 158,694 and 196,114 shares, respectively, having weighted-average grant date fair values per Unit of $41.50, $55.40 and $53.36, respectively.
As of September 30, 2020, there was a total of $8 unrecognized compensation cost associated with 831,274 UGI Unit awards outstanding that is expected to be recognized over a weighted-average period of 2.0 years. The total grant-date fair values of outstanding UGI Units that vested during Fiscal 2020, Fiscal 2019 and Fiscal 2018 were $5, $5 and $7, respectively. As of September 30, 2020 and 2019, total liabilities of $5 and $10, respectively, associated with UGI Unit awards are reflected in “Employee compensation and benefits accrued” and “Other noncurrent liabilities” on the Consolidated Balance Sheets.
At September 30, 2020, 6,105,754 shares of Common Stock were available for future grants under the 2013 OICP, which includes the number of AmeriGas Common Units available for grant under the 2010 Propane Plan that were converted to UGI Units as further described below.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
AmeriGas Partners Equity-Based Compensation Plans and Awards. Prior to the AmeriGas Merger, under the 2010 Propane Plan on behalf of AmeriGas Partners, L.P., the General Partner could award to employees and non-employee directors of the General Partner grants of AmeriGas Partners Units (comprising “AmeriGas Stock Units” and “AmeriGas Performance Units”), options, phantom units, unit appreciation rights and other Common Unit-based awards that, depending on the award, vested immediately or ratable over a period of time subject to other conditions under the plan related to termination, retirement, death or disability (all as defined). Participants were eligible to receive Common Unit distribution equivalents under the terms of certain awards (ultimately paid in cash only on awards that vested). Effective with the AmeriGas Merger, all outstanding AmeriGas Stock Units and AmeriGas Performance Units were canceled and converted to cash-settled restricted stock units relating to UGI Common Stock (see “Impact of AmeriGas Merger on AmeriGas Unit Awards” below).
AmeriGas Stock Unit and AmeriGas Performance Unit awards entitled the grantee to AmeriGas Partners Common Units or cash once the service condition was met and, with respect to AmeriGas Performance Units, subject to market performance conditions or actual net customer acquisition and retention performance (as defined in the applicable awards). Recipients were awarded a target number of AmeriGas Performance Units, and the number of AmeriGas Performance Units ultimately paid at the end of the performance period (generally three years) ranging from 0% to 200% of the target number, subject to the performance conditions as defined for the applicable award. Pursuant to the terms of the AmeriGas Merger Agreement, the performance periods for AmeriGas TUR Performance Units outstanding immediately prior to the AmeriGas Merger ended on August 20, 2019, the last trading day of the Common Units prior to the completion of the AmeriGas Merger.
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
Impact of AmeriGas Merger on AmeriGas Unit Awards. Effective with the AmeriGas Merger on August 21, 2019, each outstanding award of AmeriGas Stock Units and AmeriGas Performance Units, including awards subject to market performance conditions, was canceled and converted into a number of cash-settled restricted stock units relating to UGI Common Stock determined by multiplying the number of such AmeriGas Unit awards by 0.6378.

With respect to outstanding AmeriGas TUR Performance Units and AmeriGas Performance Units, the number of such awards canceled and converted to UGI restricted stock units was determined by multiplying the target number of such awards, including dividend equivalents, times the performance multiplier as determined based upon a shortened performance period ending August 20, 2019, the last full trading day of the Common Units prior to the AmeriGas Merger, subject to other performance conditions as defined in the award agreement and the AmeriGas Merger Agreement. The resulting number of cash-settled restricted stock units relating to UGI Common Stock could be more, but not less, than the associated target number of AmeriGas TUR Performance Unit awards. These restricted stock units vest on the originally scheduled AmeriGas TUR Performance Unit award vesting dates with the only condition being employment with the Company at the time of vesting.

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
The unrecognized compensation cost and total liabilities associated with UGI cash-settled restricted stock units that remain outstanding, including costs resulting from modifications and settlements resulting from the conversion of certain awards in connection with the AmeriGas Merger, was not material for Fiscal 2020 and Fiscal 2019.

UGI assumed the obligations of the General Partner and the Partnership under the 2010 Propane Plan, and the 2010 Propane Plan was deemed amended to conform to all of the terms and form of the 2013 OICP and combined with the 2013 OICP. At the time of the merger, the number of Common Units that remained available for grant under the 2010 Propane Plan were converted to 1,420,949 UGI awards available for future grant and delivery based upon a conversion ratio of 0.6378:1. These available converted awards may be granted only to those individuals who were eligible to receive awards under the 2010

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Propane Plan immediately before the AmeriGas Merger, including any such eligible individuals hired after the AmeriGas Merger, and are included in the UGI stock option transactions and UGI Unit award activity in the tables above.

Note 15 — Partnership Distributions

In accordance with the Partnership Agreement, the Partnership makes distributions to its partners approximately 45 days after the end of each fiscal quarter in a total amount equal to its Available Cash (as defined in the Partnership Agreement) for such quarter. Available Cash is generally defined as:

1.all cash on hand at the end of such quarter, plus
2.all additional cash on hand as of the date of determination resulting from borrowings after the end of such quarter, less
3.the amount of cash reserves established by the General Partner in its reasonable discretion.
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
During Fiscal 2019 (prior to the AmeriGas Merger) and Fiscal 2018, the Partnership made quarterly distributions to Common Unitholders in excess of $0.605 per limited partner unit. As a result, the General Partner received a greater percentage of the total Partnership distribution than its aggregate 2% general partner interest in AmeriGas OLP and AmeriGas Partners. During Fiscal 2019 and Fiscal 2018, distributions received by the General Partner with respect to its aggregate 2% general partner ownership interests totaled $55 in each period, which included incentive distributions of $45 in each period.
Note 16 — Leases

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

Lease expense is recognized on a straight-line basis over the expected lease term. Renewal and termination options are not included in the lease term unless we are reasonably certain that such options will be exercised. Leases with an original lease term of one year or less, including consideration of any renewal options assumed to be exercised, are not included in the Consolidated Balance Sheets.

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

ROU assets and lease liabilities recorded in the Consolidated Balance Sheet as of September 30 are as follows:

	2020	Location on the Balance Sheet
ROU assets:
Operating lease ROU assets	$415	Other assets
Finance lease ROU assets	52	Property, plant and equipment
Total ROU assets	$467

Lease liabilities:
Operating lease liabilities — current	$87	Other current liabilities
Operating lease liabilities — noncurrent	334	Other noncurrent liabilities
Finance lease liabilities — current	5	Current maturities of long-term debt
Finance lease liabilities — noncurrent	41	Long-term debt
Total lease liabilities	$467

The components of lease cost for Fiscal 2020 are as follows:

2020
Operating lease cost	$102
Finance lease cost:
Amortization of ROU assets	5
Interest on lease liabilities	3
Variable lease cost	5
Short-term lease cost	3
Total lease cost	$118

The following table presents the cash and non-cash activity related to lease liabilities included in the Consolidated Statement of Cash Flows during Fiscal 2020:

2020
Cash paid related to lease liabilities:
Operating cash flows — operating leases	$103
Operating cash flows — finance leases	$3
Financing cash flows — finance leases	$4

Non-cash lease liability activities:
ROU assets obtained in exchange for operating lease liabilities (including the impact upon adoption)	$506
ROU assets obtained in exchange for finance lease liabilities	$22

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
The following table presents the weighted-average remaining lease term and weighted-average discount rate as of September 30, 2020:

Weighted-average remaining lease term	In years
Operating leases	6.2
Finance leases	2.4

Weighted-average discount rate	%
Operating leases	3.8%
Finance leases	1.9%
Expected annual lease payments based on maturities of operating and finance leases, as well as a reconciliation to the lease liabilities on the Consolidated Balance Sheet, as of September 30, 2020, were as follows:

	2021	2022	2023	2024	2025	After 2025	Total Lease Payments	Imputed Interest	Lease Liabilities
Operating leases	$102	$86	$73	$63	$48	$109	$481	$(60)	$421
Finance leases	$5	$4	$4	$3	$3	$83	$102	$(56)	$46
Approximately 85% of the operating lease liabilities presented above relate to AmeriGas Propane.

At September 30, 2020, operating and finance leases that had not yet commenced were not material.

Disclosures Related to Periods Prior to Adoption of ASC 842

As discussed above, the Company adopted ASC 842 effective October 1, 2019, using a modified retrospective approach. As required, the following disclosure is provided for periods prior to adoption. The Company’s future minimum payments under non-cancelable operating leases at September 30, 2019, which were accounted for under ASC 840, were as follows:

	2020	2021	2022	2023	2024	After 2024
Minimum operating lease payments	$100	$86	$71	$62	$54	$139

Lessor

We enter into lessor arrangements for the purposes of storing, gathering or distributing natural gas and LPG. AmeriGas Propane and UGI International have lessor arrangements that grant customers the right to use small, medium and large storage tanks, which we classify as operating leases. These agreements contain renewal options for periods up to nine years and certain agreements at UGI International contain a purchase option. Energy Services leases certain natural gas gathering assets to customers, which we classify as operating leases. Lease income is generally recognized on a straight-line basis over the lease term and included in “Revenues” on the Consolidated Statements of Income (see Note 4).

Note 17 — Commitments and Contingencies
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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Prior to the Utility Merger, each of UGI Utilities and its subsidiaries, CPG and PNG, were subject to COAs with the PADEP to address the remediation of specified former MGP sites in Pennsylvania. In accordance with the COAs, as amended to recognize the Utility Merger, UGI Utilities, as the successor to CPG and PNG, was required to either obtain a certain number of points per calendar year based on defined eligible environmental investigatory and/or remedial activities at the MGPs and in the case of one COA, an additional obligation to plug specific natural gas wells, or make expenditures for such activities in an amount equal to an annual environmental cost cap (i.e. minimum expenditure threshold). The annual cost cap of the three COAs, in the aggregate, was $5. Effective October 1, 2020, the three COAs were consolidated into one agreement that superseded the existing agreements without modifications to the aggregate annual cost cap, and is scheduled to expire at the end of 2031. At September 30, 2020 and 2019, our aggregate estimated accrued liabilities for environmental investigation and remediation costs related to the COAs totaled $53 and $50, respectively.
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
From time to time, UGI Utilities is notified of sites outside Pennsylvania on which private parties allege MGPs were formerly owned or operated by UGI Utilities or owned or operated by a former subsidiary. Such parties generally investigate the extent of environmental contamination or perform environmental remediation. Management believes that under applicable law UGI Utilities should not be liable in those instances in which a former subsidiary owned or operated an MGP. There could be, however, significant future costs of an uncertain amount associated with environmental damage caused by MGPs outside Pennsylvania that UGI Utilities directly operated, or that were owned or operated by a former subsidiary of UGI Utilities if a court were to conclude that (1) the subsidiary’s separate corporate form should be disregarded, or (2) UGI Utilities should be considered to have been an operator because of its conduct with respect to its subsidiary’s MGP. At September 30, 2020 and 2019, neither the undiscounted nor the accrued liability for environmental investigation and cleanup costs for UGI Utilities’ MGP sites outside Pennsylvania was material.

AmeriGas Propane

AmeriGas OLP Saranac Lake. In 2008, the NYDEC notified AmeriGas OLP that the NYDEC had placed property purportedly owned by AmeriGas OLP in Saranac Lake, New York on the New York State Registry of Inactive Hazardous Waste Disposal Sites.  A site characterization study performed by the NYDEC disclosed contamination related to a former MGP.  AmeriGas OLP responded to the NYDEC in 2009 to dispute the contention it was a PRP as it did not operate the MGP and appeared to only own a portion of the site.  In 2017, the NYDEC communicated to AmeriGas OLP that the NYDEC had previously issued three RODs related to remediation of the site totaling approximately $28 and requested additional information regarding AmeriGas OLP’s purported ownership. AmeriGas OLP renewed its challenge to designation as a PRP and identified potential defenses.  The NYDEC subsequently identified a third party PRP with respect to the site.

The NYDEC commenced implementation of the remediation plan in the spring of 2018.  Based on our evaluation of the available information as of September 30, 2020, the Partnership has an undiscounted environmental remediation liability of $8 related to the site. Our share of the actual remediation costs could be significantly more or less than the accrued amount.

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

On October 2, 2019, the Partnership reached an agreement to resolve the claims of the direct purchaser class of plaintiffs; the agreement received final court approval on June 18, 2020. On September 18, 2020, the Partnership and counsel for the indirect purchaser plaintiffs filed a joint statement with the court that they had reached an agreement in principle to settle the claims of the remaining classes and plaintiffs, subject to court approval.

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
Note 18 — Fair Value Measurements
Recurring Fair Value Measurements
The following table presents, on a gross basis, our financial assets and liabilities including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy as described in Note 2:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
September 30, 2020:
Derivative instruments:
Assets:
Commodity contracts	$68	$39	$—	$107
Foreign currency contracts	$—	$32	$—	$32
Liabilities:
Commodity contracts	$(54)	$(64)	$—	$(118)
Foreign currency contracts	$—	$(14)	$—	$(14)
Interest rate contracts	$—	$(55)	$—	$(55)

Non-qualified supplemental postretirement grantor trust investments (a)	$42	$—	$—	$42

September 30, 2019
Derivative instruments:
Assets:
Commodity contracts	$32	$10	$—	$42
Foreign currency contracts	$—	$59	$—	$59
Liabilities:
Commodity contracts	$(62)	$(113)	$—	$(175)
Foreign currency contracts	$—	$(4)	$—	$(4)
Interest rate contracts	$—	$(12)	$—	$(12)

Non-qualified supplemental postretirement grantor trust investments (a)	$40	$—	$—	$40
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

	2020	2019
Carrying amount	$6,081	$5,857
Estimated fair value	$6,504	$6,189
Financial instruments other than derivative instruments, such as short-term investments and trade accounts receivable, could expose us to concentrations of credit risk. We limit credit risk from short-term investments by investing only in investment-grade commercial paper, money market mutual funds, securities guaranteed by the U.S. Government or its agencies and FDIC insured bank deposits. The credit risk arising from concentrations of trade accounts receivable is limited because we have a large customer base that extends across many different U.S. markets and a number of foreign countries. For information regarding concentrations of credit risk associated with our derivative instruments, see Note 19.

Note 19 — Derivative Instruments and Hedging Activities
We are exposed to certain market risks related to our ongoing business operations. Management uses derivative financial and commodity instruments, among other things, to manage: (1) commodity price risk; (2) interest rate risk; and (3) foreign currency exchange rate risk. Although we use derivative financial and commodity instruments to reduce market risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes. The use of derivative instruments is controlled by our risk management and credit policies, which govern, among other things, the derivative instruments we can use, counterparty credit limits and contract authorization limits. Although our commodity derivative instruments extend over a number of years, a significant portion of our commodity derivative instruments economically hedge commodity price risk during the next twelve months. For information on the accounting for our derivative instruments, see Note 2.
The following summarizes the types of derivative instruments used by the Company to manage certain market risks:
Commodity Price Risk
Regulated Utility Operations
Natural Gas
Gas Utility’s tariffs contain clauses that permit recovery of all prudently incurred costs of natural gas it sells to retail core-market customers, including the cost of financial instruments used to hedge purchased gas costs. As permitted and agreed to by the PAPUC pursuant to Gas Utility’s annual PGC filings, Gas Utility currently uses NYMEX natural gas futures and option contracts to reduce commodity price volatility associated with a portion of the natural gas it purchases for its retail core-market customers. See Note 9 for further information on the regulatory accounting treatment for these derivatives instruments.
Non-utility Operations
LPG
In order to manage market price risk associated with the Partnership’s fixed-price programs and to reduce the effects of short-term commodity price volatility, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. In addition, the Partnership and our UGI International operations also use over-the-counter price swap contracts to reduce commodity price volatility associated with a portion of their forecasted LPG purchases.
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
The remainder of our long-term debt is typically issued at fixed rates of interest. As this long-term debt matures, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into IRPAs. We account for IRPAs as cash flow hedges. There were no unsettled IRPAs during any of the periods presented. At September 30, 2020, the amount of pre-tax net losses associated with interest rate hedges (excluding pay-fixed, receive-variable interest rate swaps) expected to be reclassified into earnings during the next twelve months is $4.
Foreign Currency Exchange Rate Risk
Forward Foreign Currency Exchange Contracts
In order to reduce the volatility in net income associated with our foreign operations, principally as a result of changes in the U.S. dollar exchange rate to the euro and British pound sterling, we enter into forward foreign currency exchange contracts. We layer in these foreign currency exchange contracts over a multi-year period to eventually equal approximately 90% of anticipated UGI International local currency earnings before income taxes. Because these contracts are not designated as hedging instruments, realized and unrealized gains and losses on these contracts are recorded in “Other non-operating (expense) income, net” on the Consolidated Statements of Income.
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
Net Investment Hedges
From time to time we also enter into certain forward foreign currency exchange contracts to reduce the volatility of the U.S. dollar value of a portion of our UGI International euro-denominated net investments. We account for these foreign currency exchange contracts as net investment hedges and all changes in the fair value of these contracts are reported in the cumulative translation adjustment component in AOCI. During Fiscal 2020, we changed the method used for measuring ineffectiveness of our net investment hedges from the forward rate method to the spot rate method and the income statement impact of the change was not material.
Our euro-denominated long-term debt has also been designated as net investment hedges of a portion of our UGI International euro-denominated net investment. We recognized pre-tax (losses) gains associated with these net investment hedges in the cumulative translation adjustment component in AOCI of $(53) and $31 during Fiscal 2020 and 2019, respectively.
Cross Currency Contracts
Prior to the repayment of its U.S. dollar denominated variable-rate term loan during Fiscal 2019, Flaga used cross-currency contracts to hedge its exposure to the variability in expected future cash flows associated with the foreign currency and interest rate risk associated with this debt. These cross-currency contracts included initial and final exchanges of principal from a fixed euro denomination to a fixed U.S. dollar-denominated amount, to be exchanged at a specified rate, which was determined by the market spot rate on the date of issuance. These cross-currency contracts also included interest rate swaps of a floating U.S.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
dollar-denominated interest rate to a fixed euro-denominated interest rate. We designated these cross-currency contracts as cash flow hedges. These cross-currency contracts were settled concurrent with the repayment of this debt during Fiscal 2019.
Quantitative Disclosures Related to Derivative Instruments

The following table summarizes by derivative type the gross notional amounts related to open derivative contracts at September 30, 2020 and 2019 and the final settlement dates of the Company's open derivative contracts as of September 30, 2020, excluding those derivatives that qualified for the NPNS exception:

			Notional Amounts (in millions)
			September 30,
Type	Units	Settlements Extending Through	2020	2019
Commodity Price Risk:
Regulated Utility Operations
Gas Utility NYMEX natural gas futures and option contracts	Dekatherms	October 2021	22	23
Non-utility Operations
LPG swaps	Gallons	February 2023	846	800
Natural gas futures, forward, basis swap, options and pipeline contracts	Dekatherms	December 2024	339	329
Electricity long forward and futures contracts	Kilowatt hours	January 2024	4,517	3,098
Electricity short forward and futures contracts	Kilowatt hours	April 2024	188	367
Interest Rate Risk:
Interest rate swaps	Euro	October 2022	€300	€300
Interest rate swaps	USD	July 2024	$1,344	$1,357
Foreign Currency Exchange Rate Risk:
Forward foreign exchange contracts	USD	September 2023	$511	$516
Net investment hedge forward foreign exchange contracts	Euro	October 2024	€173	€173
Derivative Instrument Credit Risk
We are exposed to risk of loss in the event of nonperformance by our derivative instrument counterparties. Our derivative instrument counterparties principally comprise large energy companies and major U.S. and international financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits or entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. Certain of these agreements call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. Additionally, our commodity exchange-traded futures contracts generally require cash deposits in margin accounts. Restricted cash in brokerage accounts is reported in “Restricted cash” on the Consolidated Balance Sheets. Although we have concentrations of credit risk associated with derivative instruments, the maximum amount of loss we would incur if these counterparties failed to perform according to the terms of their contracts, based upon the gross fair values of the derivative instruments, was not material at September 30, 2020. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At September 30, 2020, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Fair Value of Derivative Instruments
The following table presents the Company’s derivative assets and liabilities by type, as well as the effects of offsetting, as of September 30:

	2020	2019
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	$17	$17
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	7	1
Derivatives not designated as hedging instruments:
Commodity contracts	100	41
Foreign currency contracts	15	42
	115	83
Total derivative assets – gross	139	101
Gross amounts offset in the balance sheet	(57)	(29)
Total derivative assets – net	$82	$72

Derivative liabilities:
Derivatives designated as hedging instruments:
Interest rate contracts	$(55)	$(12)
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	—	(4)
Derivatives not designated as hedging instruments:
Commodity contracts	(118)	(171)
Foreign currency contracts	(14)	(4)
	(132)	(175)
Total derivative liabilities – gross	(187)	(191)
Gross amounts offset in the balance sheet	57	29
Cash collateral pledged	7	29
Total derivative liabilities – net	$(123)	$(133)

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Effects of Derivative Instruments
The following tables provide information on the effects of derivative instruments on the Consolidated Statements of Income and changes in AOCI for Fiscal 2020, Fiscal 2019 and Fiscal 2018:

	Gain (Loss) Recognized in AOCI			Gain (Loss) Reclassified from AOCI into Income			Location of Gain (Loss) Reclassified from AOCI into Income
	2020	2019	2018	2020	2019	2018
Cash Flow Hedges:
Foreign currency contracts	$—	$1	$—	$—	$2	$(3)	Cost of sales
Cross-currency contracts	—	—	2	—	—	1	Interest expense /other operating income, net
Interest rate contracts	(53)	(11)	—	(13)	(6)	(5)	Interest expense
Total	$(53)	$(10)	$2	$(13)	$(4)	$(7)
Net Investment Hedges:
Foreign currency contracts	$(1)	$17	$—

	Gain (Loss) Recognized in Income			Location of Gain (Loss) Recognized in Income
	2020	2019	2018
Derivatives Not Designated as Hedging Instruments:
Commodity contracts	$(32)	$(344)	$155	Cost of sales
Commodity contracts	10	7	(5)	Revenues
Foreign currency contracts	(20)	38	16	Other non-operating (expense) income, net
Total	$(42)	$(299)	$166
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

Note 20 — Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) principally comprises (1) gains and losses on derivative instruments qualifying as cash flow hedges, net of reclassifications to net income; (2) actuarial gains and losses on postretirement benefit plans, net of associated amortization; and (3) foreign currency translation and long-term intra-company transaction adjustments.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Changes in AOCI during Fiscal 2020, Fiscal 2019 and Fiscal 2018 are as follows:

	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI - September 30, 2017	$(19)	$(21)	$(53)	$(93)
Other comprehensive income (loss) before reclassification adjustments (after-tax)	10	1	(30)	(19)
Amounts reclassified from AOCI:
Reclassification adjustments (pre-tax)	(3)	7	—	4
Reclassification adjustments tax expense (benefit)	1	(3)	—	(2)
Reclassification adjustments (after-tax)	(2)	4	—	2
Other comprehensive income (loss) attributable to UGI	8	5	(30)	(17)
AOCI - September 30, 2018	$(11)	$(16)	$(83)	$(110)
Other comprehensive loss before reclassification adjustments (after-tax)	(13)	(7)	(83)	(103)
Amounts reclassified from AOCI:
Reclassification adjustments (pre-tax)	2	4	—	6
Reclassification adjustments tax benefit	(1)	(2)	—	(3)
Reclassification adjustments (after-tax)	1	2	—	3
Other comprehensive loss attributable to UGI	(12)	(5)	(83)	(100)
Reclassification of stranded income tax effects related to TCJA	$(3)	$(4)	$—	$(7)
AOCI - September 30, 2019	$(26)	$(25)	$(166)	$(217)
Other comprehensive (loss) income before reclassification adjustments (after-tax)	(3)	(38)	99	58
Amounts reclassified from AOCI:
Reclassification adjustments (pre-tax)	4	13	—	17
Reclassification adjustments tax benefit	(1)	(4)	—	(5)
Reclassification adjustments (after-tax)	3	9	—	12
Other comprehensive (loss) income attributable to UGI	—	(29)	99	70
AOCI - September 30, 2020	$(26)	$(54)	$(67)	$(147)
For additional information on amounts reclassified from AOCI relating to derivative instruments, see Note 19.

Note 21 — Other Operating Income, Net and Other Non-Operating (Expense) Income, Net
Other Operating Income, Net
Other operating income, net, for Fiscal 2020, Fiscal 2019 and Fiscal 2018 comprises the following:

	2020	2019	2018
Finance charges	$9	$17	$16
Interest and interest-related income	2	6	3
Utility non-tariff service income	—	1	3
Gains on sales of fixed assets, net	5	3	5
Other, net	5	4	5
Total other operating income, net	$21	$31	$32

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Other Non-Operating (Expense) Income, Net
Other non-operating (expense) income, net for Fiscal 2020, Fiscal 2019 and Fiscal 2018 comprises the following:

	2020	2019	2018
(Losses) gains on foreign currency contracts, net	$(20)	$38	$16
Pension and other postretirement plans non-service income, net	—	1	—
Total other non-operating (expense) income, net	$(20)	$39	$16

Note 22 — Quarterly Data (unaudited)
The following unaudited quarterly data includes adjustments (consisting only of normal recurring adjustments with the exception of those indicated below) that we consider necessary for a fair presentation unless otherwise indicated. Our quarterly results fluctuate primarily because of the seasonal nature of our businesses and the effects of unrealized gains and losses on commodity and certain foreign currency derivative instruments (see Note 19) and other significant discrete items that can affect the comparison of period-over-period results.

	December 31,		March 31,		June 30,		September 30,
	2019	2018 (a)	2020	2019	2020 (b)	2019	2020	2019 (c)
Revenues	$2,007	$2,200	$2,229	$2,606	$1,199	$1,364	$1,124	$1,150
Operating income (loss)	$377	$168	$362	$539	$174	$9	$69	$(99)
Net income (loss) including noncontrolling interests	$212	$89	$226	$396	$84	$(46)	$10	$(131)
Net income (loss) attributable to UGI Corporation	$212	$64	$226	$246	$85	$(2)	$9	$(52)
Earnings (loss) per common share attributable to UGI Corporation stockholders:
Basic	$1.01	$0.37	$1.08	$1.41	$0.41	$(0.01)	$0.05	$(0.27)
Diluted	$1.00	$0.36	$1.07	$1.38	$0.41	$(0.01)	$0.05	$(0.27)
Weighted-average common shares outstanding (thousands):
Basic	209,439	174,413	208,941	174,501	208,598	174,759	208,655	189,905
Diluted	211,258	177,566	209,808	177,318	208,975	174,759	209,357	189,905
(a)Includes loss on extinguishments of debt at UGI International which reduced net income attributable to UGI by $4.
(b)Includes impairment of Conemaugh assets held-for-sale at Midstream & Marketing which reduced net income attributable to UGI by $37 (see Note 5).
(c)Weighted-average common shares outstanding includes the impact from the August 2019 issuance of 34,613 thousand shares of UGI Common Stock in connection with the AmeriGas Merger (see Note 5).

Note 23 — Segment Information
Our operations comprise four reportable segments generally based upon products or services sold, geographic location and regulatory environment: (1) AmeriGas Propane; (2) UGI International; (3) Midstream & Marketing; and (4) UGI Utilities.

AmeriGas Propane derives its revenues principally from the sale of propane and related equipment and supplies to retail customers in all 50 states. UGI International derives its revenues principally from the distribution of LPG to retail customers in France and in northern, central and eastern European countries.  In addition, UGI International derives revenue from natural gas marketing businesses in France, Belgium and the United Kingdom and a natural gas and electricity marketing business in the Netherlands. Midstream & Marketing derives its revenues principally from the sale of natural gas, liquid fuels and electricity as well as revenues and fees from storage, pipeline transportation, natural gas gathering and natural gas production activities primarily in the Mid-Atlantic region of the U.S. eastern Ohio and the panhandle of West Virginia. Midstream & Marketing also

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
derives revenues from the sale of electricity through PJM, a regional electricity transmission organization in the eastern U.S., and, prior to its sale on September 30, 2020, also from contracting services provided by HVAC to customers in portions of eastern and central Pennsylvania (see Note 5). UGI Utilities derives its revenues principally from the sale and distribution of natural gas to customers in eastern and central Pennsylvania and, to a lesser extent, from the sale and distribution of electricity in two northeastern Pennsylvania counties.

Corporate & Other includes certain items that are excluded from our CODM’s assessment of segment performance (see below for further details on these items). Corporate & Other also includes the net expenses of UGI’s captive general liability insurance company, UGI’s corporate headquarters facility and UGI’s unallocated corporate and general expenses as well as interest expense on debt incurred by UGI Corporation that is not allocated. Corporate & Other assets principally comprise cash and cash equivalents of UGI and its captive insurance company, and UGI corporate headquarters’ assets.

The accounting policies of our reportable segments are the same as those described in Note 2. Our CODM evaluates the performance of all of our reportable segments based upon earnings before interest expense and income taxes, excluding the items noted below.

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

	Total	Elim- inations		AmeriGas Propane	UGI International		Midstream & Marketing		UGI Utilities	Corporate & Other (a)
2020
Revenues from external customers	$6,559	$—		$2,381	$2,127		$1,065		$983	$3
Intersegment revenues	$—	$(232)	(b)	$—	$—		$182		$47	$3
Cost of sales	$3,149	$(229)	(b)	$960	$1,191		$892		$448	$(113)
Operating income (loss)	$982	$—		$373	$241	(c)	$140		$229	$(1)
Income from equity investees	27	—		—	—		27	(d)	—	—
Other non-operating (expense) income, net	(20)	—		—	18		1		—	(39)
Earnings (losses) before interest expense and income taxes	989	—		373	259		168		229	(40)
Interest expense	(322)	—		(164)	(31)		(42)		(54)	(31)
Income tax (expense) benefit	(135)	—		(53)	(55)		(34)		(39)	46
Net income (loss) attributable to UGI	$532	$—		$156	$173		$92		$136	$(25)
Depreciation and amortization	$484	$—		$178	$125		$75		$105	$1
Total assets	$13,985	$(282)		$4,327	$3,123		$2,775		$3,809	$233
Short-term borrowings	$347	$—		$186	$1		$19		$141	$—
Capital expenditures (including the effects of accruals)	$665	$—		$135	$89		$93		$348	$—
Investments in equity investees	$200	$—		$—	$10		$190		$—	$—

2019
Revenues from external customers	$7,320	$—		$2,682	$2,372		$1,281		$981	$4
Intersegment revenues	$—	$(306)	(b)	$—	$—		$235		$68	$3
Cost of sales	$4,323	$(301)	(b)	$1,191	$1,416		$1,241		$481	$295
Operating income (loss)	$617	$—		$404	$229		$105		$224	$(345)
Income from equity investees	9	—		—	—		9	(d)	—	—
Loss on extinguishments of debt	(6)	—		—	—		—		—	(6)
Other non-operating income (expense), net	39	(1)		—	5		—		2	33
Earnings (losses) before interest expense and income taxes	659	(1)		404	234		114		226	(318)
Interest expense	(258)	—		(167)	(25)		(9)		(50)	(7)
Income tax (expense) benefit	(93)	—		(26)	(64)		(27)		(43)	67
Noncontrolling interests’ net (income) loss	(52)	—		(143)	—		—		—	91
Net income (loss) attributable to UGI	$256	$(1)		$68	$145		$78		$133	$(167)

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

	Total	Elim- inations		AmeriGas Propane	UGI International	Midstream & Marketing		UGI Utilities	Corporate & Other (a)
Depreciation and amortization	$448	$—		$179	$124	$51		$93	$1
Total assets	$13,347	$(353)		$4,095	$2,975	$2,745		$3,560	$325
Short-term borrowings	$796	$—		$328	$211	$91		$166	$—
Capital expenditures (including the effects of accruals)	$707	$—		$107	$106	$138		$355	$1
Investments in equity investees	$190	$—		$—	$12	$178		$—	$—

2018
Revenues from external customers	$7,651	$—		$2,823	$2,684	$1,149		$998	$(3)
Intersegment revenues	$—	$(371)	(b)	$—	$—	$273		$94	$4
Cost of sales	$4,075	$(367)	(b)	$1,315	$1,620	$1,091		$523	$(107)
Operating income (loss)	$1,065	$1		$422	$248	$175		$240	$(21)
Income (loss) from equity investees	4	—		—	(1)	5	(d)	—	—
Other non-operating income (expense), net	16	(1)		—	(7)	(1)		(2)	27
Earnings before interest expense and income taxes	1,085	—		422	240	179		238	6
Interest expense	(230)	—		(163)	(21)	(2)		(43)	(1)
Income tax (expense) benefit (e)	(33)	(1)		(31)	(69)	(50)		(54)	172
Noncontrolling interests’ net (income) loss	(103)	—		(152)	3	—		—	46
Net income (loss) attributable to UGI	$719	$(1)		$76	$153	$127		$141	$223
Depreciation and amortization	$455	$—		$186	$141	$43		$85	$—
Total assets	$11,981	$(125)		$3,934	$3,279	$1,329		$3,266	$298
Short-term borrowings	$425	$—		$232	$1	$2		$190	$—
Capital expenditures (including the effects of accruals)	$597	$—		$101	$111	$43		$339	$3
Investments in equity investees	$88	$—		$—	$13	$75		$—	$—

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

(a)Corporate & Other includes specific items attributable to our reportable segments that are not included in the segment profit measures used by our CODM in assessing our reportable segments’ performance or allocating resources. The following table presents such pre-tax gains (losses) which have been included in Corporate & Other, and the reportable segments to which they relate, for Fiscal 2020, Fiscal 2019 and Fiscal 2018:

	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
2020
Net gains on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$—	$3
Net gains on commodity derivative instruments not associated with current-period transactions	Cost of Sales	$72	$—	$42
Unrealized losses on foreign currency derivative instruments	Other non-operating (expense) income, net	$—	$(36)	$—
Acquisition and integration expenses associated with the CMG Acquisition	Operating and administrative expenses	$—	$—	$(2)
LPG business transformation expenses	Operating and administrative expenses	$(44)	$(18)	$—
Loss on disposals of Conemaugh and HVAC	Loss on disposals of Conemaugh and HVAC	$—	$—	$(54)

2019
Net gains on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$—	$4
Net losses on commodity derivative instruments not associated with current-period transactions	Cost of sales	$(117)	$(143)	$(35)
Unrealized gains on foreign currency derivative instruments	Other non-operating (expense) income, net	$—	$32	$—
Loss on extinguishments of debt	Loss on extinguishment of debt	$—	$(6)	$—
AmeriGas Merger expenses	Operating and administrative expenses	$(6)	$—	$—
Acquisition and integration expenses associated with the CMG Acquisition	Operating and administrative expenses	$—	$—	$(16)
LPG business transformation expenses	Operating and administrative expenses	$(15)	$(9)	$—

2018
Net gains on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$—	$(4)
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Cost of Sales	$13	$93	$2
Unrealized gains on foreign currency derivative instruments	Other non-operating (expense) income, net	$—	$29	$—
Integration expenses associated with Finagaz	Operating and administrative expenses	$—	$(31)	$—
Impairment of Partnership tradenames and trademarks	Impairment of Partnership tradenames and trademarks	$(75)	$—	$—

(b)Represents the elimination of intersegment transactions principally among Midstream & Marketing, UGI Utilities and AmeriGas Propane.
(c)Beginning October 1, 2019, UGI International is allocated a portion of indirect corporate expenses. Prior to October 1, 2019, these expenses were billed to its parent company, which is included in Corporate & Other.
(d)Fiscal 2020 and Fiscal 2019 also includes income from Pennant subsequent to the CMG Acquisition (see Note 5). Includes AFUDC associated with PennEast (see Note 2).

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
(e)Fiscal 2018 results include impacts from the TCJA in the U.S. See Notes 7 and 9 for additional information. For Fiscal 2018, the remeasurement impacts from the TCJA and, for UGI International, the December 2017 French Finance Bills, were allocated from each of AmeriGas Propane, UGI International, Midstream & Marketing and UGI Utilities to Corporate & Other in amounts of $113, $4, $70 and $8, respectively.

Note 24 — Global LPG Business Transformation Initiatives
During the fourth quarter of Fiscal 2019, we began executing on multi-year business transformation initiatives at our AmeriGas Propane and UGI International business segments. These initiatives are designed to improve long-term operational performance by, among other things, reducing costs and improving efficiency in the areas of sales and marketing, supply and logistics, operations, purchasing, and administration. In addition, these business transformation initiatives focus on enhancing the customer experience through, among other things, enhanced customer relationship management and an improved digital customer experience. In connection with these initiatives, during Fiscal 2020 and 2019 we incurred $62 and $24, respectively, of costs principally comprising consulting, advisory, marketing and employee-related costs. These costs are primarily reflected in “Operating and administrative expenses” on the Consolidated Statements of Income.

Note 25 — Impact of Global Pandemic

In March 2020, the WHO declared a global pandemic attributable to the outbreak and continued spread of COVID-19 that has had a significant impact throughout the global economy. In connection with the mitigation and containment procedures recommended by the WHO, the CDC, and as imposed by federal, state, and local governmental authorities, including shelter-in-place orders, quarantines and similar restrictions, the Company implemented a variety of procedures to protect its employees, third-party business partners, and customers worldwide. The Company continues to provide essential products and services to its global customers in a safe and reliable manner, and will continue to do so in compliance with mandated restrictions presented by each of the markets it serves. The Company continues to evaluate and react to the potential effects of a prolonged disruption and the continued impact on its results of operations. These items may include, but are not limited to: the financial condition of its customers; decreased availability and demand for its products and services; realization of accounts receivable; impairment considerations related to certain current assets, long-lived assets and goodwill; delays related to current and future projects; and the effects of government stimulus efforts including tax legislation in response to COVID-19. While its operations and financial performance have been significantly impacted by COVID-19 in Fiscal 2020, the Company cannot predict the duration or magnitude of the outbreak and the total effects on its business, financial position, results of operations, liquidity or cash flows at this time.

In March 2020, the CARES Act was enacted in response to the COVID-19 pandemic. Among other things, the CARES Act includes provisions which modify the NOL limitation and carryback rules including a five-year carryback for NOLs and the temporary removal of the 80 percent limitation on NOL utilization for taxable years beginning before January 1, 2021. See Note 7 for additional information on the effects of these provisions on the Company's income tax expense for Fiscal 2020.

UGI CORPORATION
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

BALANCE SHEETS
(Millions of dollars)

	September 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$67	$54
Accounts receivable – related parties	11	5
Prepaid expenses and other current assets	15	23
Total current assets	93	82
Property, plant and equipment, net	2	3
Investments in subsidiaries	4,898	4,585
Other assets	87	77
Total assets	$5,080	$4,747
LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$30	$—
Accounts and notes payable	15	15
Accrued liabilities	29	9
Total current liabilities	74	24
Long-term debt	817	846
Other noncurrent liabilities	61	60
Total liabilities	952	930
Commitments and contingencies (Note 1)
Common stockholders’ equity:
Common Stock, without par value (authorized – 450,000,000 shares; issued – 209,514,044 and 209,304,129 shares, respectively)	1,416	1,397
Retained earnings	2,908	2,653
Accumulated other comprehensive loss	(147)	(217)
Treasury stock, at cost	(49)	(16)
Total common stockholders’ equity	4,128	3,817
Total liabilities and common stockholders’ equity	$5,080	$4,747

Note 1 — Commitments and Contingencies:
At September 30, 2020, UGI Corporation had agreed to indemnify the issuers of $80 of surety bonds issued on behalf of certain UGI subsidiaries. UGI Corporation is authorized to guarantee up to $475 of obligations to suppliers and customers of Energy Services and subsidiaries of which $396 of such obligations were outstanding as of September 30, 2020.
Scheduled principal repayments of long-term debt during the next five fiscal years include $30 in Fiscal 2021, $300 in Fiscal 2022, $38 in Fiscal 2023 and $482 in Fiscal 2024.

UGI CORPORATION
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF INCOME
(Millions of dollars, except per share amounts)

	Year Ended September 30,
	2020	2019	2018
Revenues	$—	$—	$—
Costs and expenses:
Operating and administrative expenses	56	50	63
Other operating income, net (a)	(54)	(50)	(52)
	2	—	11
Operating loss	(2)	—	(11)
Pension and other postretirement plans non-service expense	—	(1)	(1)
Interest expense	(32)	(6)	—
Loss before income taxes	(34)	(7)	(12)
Income tax expense (benefit)	17	(3)	6
Loss before equity in income of unconsolidated subsidiaries	(51)	(4)	(18)
Equity in income of unconsolidated subsidiaries	583	260	737
Net income attributable to UGI Corporation	$532	$256	$719
Other comprehensive (loss) income	(12)	(3)	3
Equity in other comprehensive income (loss) of unconsolidated subsidiaries	82	(97)	(20)
Comprehensive income attributable to UGI Corporation	$602	$156	$702
Earnings per common share attributable to UGI Corporation stockholders:
Basic	$2.55	$1.44	$4.13
Diluted	$2.54	$1.41	$4.06
Weighted - average common shares outstanding (thousands):
Basic	208,928	178,417	173,908
Diluted	209,869	181,111	176,905
(a)UGI provides certain financial and administrative services to certain of its subsidiaries. UGI bills these subsidiaries monthly for all direct expenses incurred by UGI on behalf of its subsidiaries as well as allocated shares of indirect corporate expense incurred or paid with respect to services provided by UGI. The allocation of indirect UGI corporate expenses to certain of its subsidiaries utilizes a weighted, three-component formula comprising revenues, operating expenses, and net assets employed and considers the relative percentage of such items for each subsidiary to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. Management believes that this allocation method is reasonable and equitable to its subsidiaries. These billed expenses are classified as “Other operating income, net” in the Statements of Income above.

UGI CORPORATION
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF CASH FLOWS
(Millions of dollars)

	Year Ended September 30,
	2020	2019	2018
NET CASH PROVIDED BY OPERATING ACTIVITIES (a)	$322	$170	$208

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	—	—	(2)
Net investments in unconsolidated subsidiaries	—	(768)	(7)
Net cash used by investing activities	—	(768)	(9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends on Common Stock	(273)	(200)	(177)
Issuances of debt, net of issuance costs	60	846	—
Repayments of long-term debt	(60)	—	—
Issuances of Common Stock	2	17	35
Repurchases of UGI Common Stock	(38)	(17)	(60)
Other	—	(7)	—
Net cash (used) provided by financing activities	(309)	639	(202)
Cash and cash equivalents increase (decrease)	$13	$41	$(3)
Cash and cash equivalents:
End of year	$67	$54	$13
Beginning of year	54	13	16
Cash and cash equivalents increase (decrease)	$13	$41	$(3)
(a)Includes dividends received from unconsolidated subsidiaries of $352, $163 and $191 for the years ended September 30, 2020, 2019 and 2018, respectively.

UGI CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Millions of dollars)

	Balance at beginning of year	Charged (credited) to costs and expenses	Other		Balance at end of year
Year Ended September 30, 2020
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$32	$32	$(22)	(1)	$42

Other reserves:
Deferred tax assets valuation allowance	$91	$—	$14	(2)	$105

Year Ended September 30, 2019
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$35	$29	$(32)	(1)	$32
Other reserves:
Deferred tax assets valuation allowance	$117	$(26)	$—		$91

Year Ended September 30, 2018
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$27	$36	$(28)	(1)	$35
Other reserves:
Deferred tax assets valuation allowance	$107	$10	$—		$117
(1)Uncollectible accounts written off, net of recoveries.
(2)Primarily a notional interest deduction valuation allowance adjustment.

S-4