Form 10-Q
period 2020-12-31
UGI CORP /PA/
filed 2021-02-04
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At January 31, 2021, there were 208,553,861 shares of UGI Corporation Common Stock, without par value, outstanding.

UGI CORPORATION AND SUBSIDIARIES

i

GLOSSARY OF TERMS AND ABBREVIATIONS

Terms and abbreviations used in this Form 10-Q are defined below:

UGI Corporation and Related Entities

AmeriGas OLP - AmeriGas Propane, L.P., the principal operating subsidiary of AmeriGas Partners
AmeriGas Partners - AmeriGas Partners, L.P., a Delaware limited partnership and an indirect wholly-owned subsidiary of UGI; also referred to as the “Partnership”
AmeriGas Propane - Reportable segment comprising AmeriGas Propane, Inc. and its subsidiaries, including AmeriGas Partners and AmeriGas OLP
AmeriGas Propane, Inc. - A wholly owned second-tier subsidiary of UGI and the general partner of AmeriGas Partners; also referred to as the “General Partner”
AvantiGas - AvantiGas Limited, an indirect wholly owned subsidiary of UGI International, LLC
Company - UGI and its consolidated subsidiaries collectively
DVEP - DVEP Investeringen B.V., an indirect wholly owned subsidiary of UGI International, LLC
Electric Utility - UGI Utilities’ regulated electric distribution utility
Energy Services - UGI Energy Services, LLC, a wholly owned second-tier subsidiary of UGI
ESFC - Energy Services Funding Corporation, a wholly owned subsidiary of Energy Services
Flaga - Flaga GmbH, an indirect wholly owned subsidiary of UGI International, LLC
Gas Utility - UGI Utilities’ regulated natural gas distribution business, comprising the natural gas utility businesses owned and operated by UGI Utilities
General Partner - AmeriGas Propane, Inc., the general partner of AmeriGas Partners
HVAC - UGI HVAC Enterprises, Inc., a wholly owned second-tier subsidiary of UGI, which was sold in September 2020
Midstream & Marketing - Reportable segment comprising Energy Services, UGID and, prior to its sale in September 2020, HVAC
Partnership - AmeriGas Partners and its consolidated subsidiaries, including AmeriGas OLP
Pennant - Pennant Midstream, LLC, a Delaware limited liability corporation
PennEast - PennEast Pipeline Company, LLC
UGI - UGI Corporation
UGI Appalachia - UGI Appalachia, LLC, a wholly owned subsidiary of Energy Services
UGI France - UGI France SAS (a Société par actions simplifiée), an indirect wholly owned subsidiary of UGI International, LLC
UGI International - Reportable segment principally comprising UGI’s foreign operations
UGI International, LLC - UGI International, LLC, a wholly owned second-tier subsidiary of UGI
UGI PennEast, LLC - A wholly owned subsidiary of Energy Services that holds a 20% membership interest in PennEast
UGI Utilities - UGI Utilities, Inc., a wholly owned subsidiary of UGI. Also a reportable segment of UGI comprising UGI Utilities, Inc. and its subsidiaries

UGID - UGI Development Company, a wholly owned subsidiary of Energy Services
UniverGas - UniverGas Italia S.r.l, an indirect wholly owned subsidiary of UGI International, LLC
Other Terms and Abbreviations
2019 three-month period - Three months ended December 31, 2019
2020 Annual Report - UGI Annual Report on Form 10-K for the fiscal year ended September 30, 2020
2020 three-month period - Three months ended December 31, 2020
AFUDC - Allowance for Funds Used During Construction
AOCI - Accumulated Other Comprehensive Income (Loss)

ASC - Accounting Standards Codification
ASC 606 - ASC 606, “Revenue from Contracts with Customers”
ASU - Accounting Standards Update
Bcf - Billions of cubic feet
BIE - Pennsylvania Public Utility Commission Bureau of Investigation and Enforcement
CARES Act - Coronavirus Aid, Relief, and Economic Security Act
CDC - Centers for Disease Control and Prevention
CMG Acquisition - Acquisition of Columbia Midstream Group, LLC and Columbia Pennant, LLC on August 1, 2019 pursuant to the CMG Acquisition Agreements

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

Common Stock - shares of UGI common stock

COVID-19 - A novel strain of coronavirus disease discovered in 2019

DS - Default service
DSIC - Distribution System Improvement Charge
Eighth Circuit - United States Court of Appeals for the Eighth Circuit
Exchange Act - Securities Exchange Act of 1934, as amended

FASB - Financial Accounting Standards Board
FDIC - Federal Deposit Insurance Corporation
FERC - Federal Energy Regulatory Commission
Fiscal 2019 - The fiscal year ended September 30, 2019

Fiscal 2020 - The fiscal year ended September 30, 2020
Fiscal 2021 - The fiscal year ending September 30, 2021
Fiscal 2022 - The fiscal year ending September 30, 2022
GAAP - U.S. generally accepted accounting principles
GILTI - Global Intangible Low Taxed Income
Gwh - Millions of kilowatt hours
Hunlock - Hunlock Station, a 130-megawatt natural gas-fueled electricity generating station located near Wilkes-Barre, Pennsylvania
ICE - Intercontinental Exchange
IRC - Internal Revenue Code
IRPA - Interest rate protection agreement
IRS - Internal Revenue Services
IT - Information technology
LNG - Liquefied natural gas
LPG - Liquefied petroleum gas
MDPSC - Maryland Public Service Commission
MGP - Manufactured gas plant
Mountaineer - Mountaineer Gas Company a natural gas distribution company in West Virginia
Mountaineer Acquisition - Pending acquisition of Mountaintop Energy Holdings LLC, indirect parent of Mountaineer, pursuant to a definitive agreement signed on December 29, 2020
NOAA - National Oceanic and Atmospheric Administration
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

SCAA - Storage Contract Administrative Agreements
SEC - U.S. Securities and Exchange Commission
TCJA - Tax Cuts and Jobs Act

Temporary Rates Order - Order issued by the PAPUC on March 15, 2018, that converted PAPUC approved rates of a defined group of large Pennsylvania public utilities into temporary rates for a period of not more than 12 months while the PAPUC reviewed effects of the TCJA

USD - U.S. dollar

Western Missouri District Court - The United States District Court for the Western District of Missouri
WHO - World Health Organization

UGI CORPORATION AND SUBSIDIARIES
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Millions of dollars)

	December 31, 2020	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$416	$336	$333
Restricted cash	30	21	96
Accounts receivable (less allowances for doubtful accounts of $46, $42 and $36, respectively)	1,030	652	1,011
Accrued utility revenues	61	14	80
Income taxes receivable	85	80	—
Inventories	279	241	248
Derivative instruments	94	44	28
Prepaid expenses and other current assets	185	155	151
Total current assets	2,180	1,543	1,947
Property, plant and equipment, (less accumulated depreciation of $3,822, $3,698 and $3,490, respectively)	7,054	6,960	6,784
Goodwill	3,564	3,518	3,483
Intangible assets, net	667	677	703
Utility regulatory assets	392	395	386
Derivative instruments	37	38	32
Other assets	831	854	951
Total assets	$14,725	$13,985	$14,286
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$21	$53	$28
Short-term borrowings	568	347	870
Accounts payable	637	475	598
Derivative instruments	43	64	113
Other current liabilities	828	816	782
Total current liabilities	2,097	1,755	2,391
Long-term debt	6,012	5,981	5,828
Deferred income taxes	693	640	563
Derivative instruments	56	59	47
Other noncurrent liabilities	1,421	1,413	1,452
Total liabilities	10,279	9,848	10,281
Commitments and contingencies (Note 7)
Equity:
UGI Corporation stockholders’ equity:
UGI Common Stock, without par value (authorized — 450,000,000 shares; issued — 209,545,847, 209,514,044 and 209,310,342 shares, respectively)	1,419	1,416	1,398
Retained earnings	3,139	2,908	2,798
Accumulated other comprehensive loss	(79)	(147)	(163)
Treasury stock, at cost	(42)	(49)	(37)
Total UGI Corporation stockholders’ equity	4,437	4,128	3,996
Noncontrolling interests	9	9	9
Total equity	4,446	4,137	4,005
Total liabilities and equity	$14,725	$13,985	$14,286
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended December 31,
	2020	2019
Revenues	$1,932	$2,007
Costs and expenses:
Cost of sales (excluding depreciation and amortization shown below)	833	1,008
Operating and administrative expenses	489	511
Depreciation and amortization	124	119
Other operating income, net	(16)	(8)
	1,430	1,630
Operating income	502	377
Income from equity investees	7	7
Other non-operating expense, net	(19)	(12)
Interest expense	(78)	(84)
Income before income taxes	412	288
Income tax expense	(109)	(76)
Net income attributable to UGI Corporation	$303	$212
Earnings per common share attributable to UGI Corporation stockholders:
Basic	$1.45	$1.01
Diluted	$1.44	$1.00
Weighted-average common shares outstanding (thousands):
Basic	208,774	209,439
Diluted	209,640	211,258
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Millions of dollars)

	Three Months Ended December 31,
	2020	2019
Net income attributable to UGI Corporation	$303	$212
Other comprehensive income:
Net gains on derivative instruments (net of tax of $0 and $(2), respectively)	—	6
Reclassifications of net losses on derivative instruments (net of tax of $(2) and $0, respectively)	5	1
Foreign currency adjustments (net of tax of $12 and $7, respectively)	63	47
Other comprehensive income	68	54
Comprehensive income attributable to UGI Corporation	$371	$266
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Millions of dollars)

	Three Months Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income attributable to UGI Corporation	$303	$212
Adjustments to reconcile net income attributable to UGI Corporation to net cash provided by operating activities:
Depreciation and amortization	124	119
Deferred income tax expense, net	25	5
Provision for uncollectible accounts	8	8
Changes in unrealized gains and losses on derivative instruments	(96)	27
Income from equity investees	(7)	(7)
Other, net	12	(8)
Net change in:
Accounts receivable and accrued utility revenues	(415)	(432)
Inventories	(34)	(16)
Utility deferred fuel and power costs, net of changes in unsettled derivatives	4	5
Accounts payable	187	183
Derivative instruments collateral deposits received	13	20
Other current assets	(43)	(8)
Other current liabilities	70	10
Net cash provided by operating activities	151	118
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(187)	(182)
Acquisitions of businesses and assets, net of cash and restricted cash acquired	(12)	—
Other, net	10	6
Net cash used by investing activities	(189)	(176)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(69)	(68)
Issuances of long-term debt, net of issuance costs	—	15
Repayments of long-term debt and finance leases	(36)	(31)
Increase in short-term borrowings	165	51
Receivables Facility net borrowings	56	22
Issuances of UGI Common Stock	4	1
Repurchases of UGI Common Stock	—	(23)
Net cash provided (used) by financing activities	120	(33)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	7	9
Cash, cash equivalents and restricted cash increase (decrease)	$89	$(82)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash at end of period	$446	$429
Cash, cash equivalents and restricted cash at beginning of period	357	511
Cash, cash equivalents and restricted cash increase (decrease)	$89	$(82)
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended December 31,
	2020	2019
Common stock, without par value
Balance, beginning of period	$1,416	$1,397
Common Stock issued in connection with employee and director plans, net of tax withheld	1	—
Equity-based compensation expense	2	2
Other	—	(1)
Balance, end of period	$1,419	$1,398
Retained earnings
Balance, beginning of period	$2,908	$2,653
Losses on common stock transactions in connection with employee and director plans	(3)	—
Net income attributable to UGI Corporation	303	212
Cash dividends on UGI Common Stock ($0.33, and $0.325, respectively)	(69)	(68)
Other	—	1
Balance, end of period	$3,139	$2,798
Accumulated other comprehensive income (loss)
Balance, beginning of period	$(147)	$(217)
Net gains on derivative instruments	—	6
Reclassification of net losses on derivative instruments	5	1
Foreign currency adjustments	63	47
Balance, end of period	$(79)	$(163)
Treasury stock
Balance, beginning of period	$(49)	$(16)
Common Stock issued in connection with employee and director plans, net of tax withheld	7	2
Repurchases of UGI Common Stock	—	(23)
Balance, end of period	$(42)	$(37)
Total UGI stockholders’ equity	$4,437	$3,996
Noncontrolling interests
Balance, beginning of period	$9	$10
Other	—	(1)
Balance, end of period	$9	$9
Total equity	$4,446	$4,005
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

Energy Services conducts, directly and through subsidiaries, energy marketing, including renewable natural gas, midstream transmission, LNG storage, natural gas gathering and processing, natural gas production, electricity generation and energy services businesses primarily in the Mid-Atlantic region of the U.S., eastern Ohio and the panhandle of West Virginia. UGID owns electricity generation facilities principally located in Pennsylvania. Energy Services and its subsidiaries’ storage, LNG and portions of its midstream transmission operations are subject to regulation by the FERC.

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

Pending Acquisition of Mountaineer Gas Company

On December 29, 2020, UGI Corporation signed a definitive agreement to acquire Mountaineer, the largest natural gas distribution company in West Virginia for a preliminary purchase price of $540, which includes the assumption of approximately $140 of debt. Mountaineer serves nearly 215,000 customers across 50 of the state’s 55 counties. The pending acquisition is subject to customary regulatory and other closing conditions, including approval by the Public Service Commission of West Virginia and federal antitrust clearance, and is expected to close in the second half of calendar year 2021. UGI currently expects to finance the pending acquisition through the issuance of debt and/or equity-linked securities and existing liquidity.

Note 2 — Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the SEC. They include all adjustments that we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2020, Condensed Consolidated Balance Sheet was derived from audited financial statements but does not include all footnote disclosures from the annual financial statements.

These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2020 Annual Report. Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.
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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
UGI PennEast, LLC and four other members comprising wholly owned subsidiaries of Southern Company, New Jersey Resources, South Jersey Industries, and Enbridge, Inc., each hold a 20% membership interest in PennEast. In September 2019, a panel of the U.S. Court of Appeals for the Third Circuit ruled that New Jersey’s Eleventh Amendment immunity barred PennEast from bringing an eminent domain lawsuit in federal court, under the Natural Gas Act, against New Jersey or its agencies. The Third Circuit subsequently denied PennEast’s petition for rehearing en banc. PennEast also filed a petition for declaratory order with the FERC regarding interpretation of the Natural Gas Act; the FERC issued an order favorable to PennEast’s position on January 30, 2020. PennEast filed a petition for a writ of certiorari to seek U.S. Supreme Court review of the Third Circuit decision on February 18, 2020.  On June 29, 2020, the U.S. Supreme Court invited the U.S. Solicitor General to file a brief in the case expressing the views of the U.S. On December 9, 2020, the U.S. Solicitor General filed a brief supporting PennEast’s petition for a writ of certiorari. On February 3, 2021, the U.S. Supreme Court issued an order granting PennEast’s petition for a writ of certiorari. The case will be set for argument in the April 2021 argument session. The ultimate outcome of these matters cannot be determined at this time, and could result in delays, additional costs, or the inability to move forward with the project, resulting in an impairment of all or a portion of our investment in PennEast.

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

	December 31, 2020	December 31, 2019	September 30, 2020	September 30, 2019
Cash and cash equivalents	$416	$333	$336	$447
Restricted cash	30	96	21	64
Cash, cash equivalents and restricted cash	$446	$429	$357	$511

Earnings Per Common Share. Basic earnings per share attributable to UGI stockholders reflect the weighted-average number of common shares outstanding. Diluted earnings per share attributable to UGI stockholders include the effects of dilutive stock options and common stock awards.

Shares used in computing basic and diluted earnings per share are as follows:

	Three Months Ended December 31,
	2020	2019
Denominator (thousands of shares):
Weighted-average common shares outstanding — basic	208,774	209,439
Incremental shares issuable for stock options and awards (a)	866	1,819
Weighted-average common shares outstanding — diluted	209,640	211,258
(a)For the three months ended December 31, 2020 and 2019, there were 6,000 and 3,499 shares, respectively, associated with outstanding stock option awards that were excluded from the computation of diluted earnings per share above because their effect was antidilutive.

Derivative Instruments. Derivative instruments are reported on the Condensed Consolidated Balance Sheets at their fair values, unless the NPNS exception is elected. The accounting for changes in fair value depends upon the purpose of the derivative instrument, whether it is subject to regulatory ratemaking mechanisms or if it qualifies and is designated as a hedge for accounting purposes.

Certain of our derivative instruments qualify and are designated as cash flow hedges. For cash flow hedges, changes in the fair values of the derivative instruments are recorded in AOCI, to the extent effective at offsetting changes in the hedged item, until earnings are affected by the hedged item. We discontinue cash flow hedge accounting if occurrence of the forecasted transaction is determined to be no longer probable. Hedge accounting is also discontinued for derivatives that cease to be highly effective. We do not designate our commodity and certain foreign currency derivative instruments as hedges under GAAP. Changes in the fair values of these derivative instruments are reflected in net income. Gains and losses on substantially all of

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
the commodity derivative instruments used by UGI Utilities are included in regulatory assets or liabilities because it is probable such gains or losses will be recoverable from, or refundable to, customers. From time to time, we also enter into net investment hedges. Gains and losses on net investment hedges that relate to our foreign operations are included in the cumulative translation adjustment component in AOCI until such foreign net investment is substantially sold or liquidated.

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

For a more detailed description of the derivative instruments we use, our accounting for derivatives, our objectives for using them and other information, see Note 10.

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

Note 3 — Accounting Changes

New Accounting Standard Adopted in Fiscal 2021

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

Note 4 — Revenue from Contracts with Customers

The Company recognizes revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. See Note 4 in the Company’s 2020 Annual Report for additional information on our revenues from contracts with customers.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Revenue Disaggregation

The following tables present our disaggregated revenues by reportable segment:

Three Months Ended December 31, 2020	Total	Eliminations (a)	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$165	$—	$—	$—	$—	$165	$—
Commercial & Industrial	60	—	—	—	—	60	—
Large delivery service	40	—	—	—	—	40	—
Off-system sales and capacity releases	15	(14)	—	—	—	29	—
Other	4	(1)	—	—	—	5	—
Total Utility	284	(15)	—	—	—	299	—
Non-Utility:
LPG:
Retail	1,055	—	572	483	—	—	—
Wholesale	59	—	19	40	—	—	—
Energy Marketing	380	(26)	—	155	251	—	—
Midstream:
Pipeline	45	—	—	—	45	—	—
Peaking	2	(36)	—	—	38	—	—
Other	2	—	—	—	2	—	—
Electricity Generation	4	—	—	—	4	—	—
Other	72	—	56	16	—	—	—
Total Non-Utility	1,619	(62)	647	694	340	—	—
Total revenues from contracts with customers	1,903	(77)	647	694	340	299	—
Other revenues (b)	29	(1)	19	6	1	1	3
Total revenues	$1,932	$(78)	$666	$700	$341	$300	$3

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Three Months Ended December 31, 2019	Total	Eliminations (a)	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$184	$—	$—	$—	$—	$184	$—
Commercial & Industrial	68	—	—	—	—	68	—
Large delivery service	41	—	—	—	—	41	—
Off-system sales and capacity releases	17	(14)	—	—	—	31	—
Other	4	(1)	—	—	—	5	—
Total Utility	314	(15)	—	—	—	329	—
Non-Utility:
LPG:
Retail	1,094	—	631	463	—	—	—
Wholesale	66	—	22	44	—	—	—
Energy Marketing	363	(26)	—	124	265	—	—
Midstream:
Pipeline	43	—	—	—	43	—	—
Peaking	4	(38)	—	—	42	—	—
Other	2	—	—	—	2	—	—
Electricity Generation	9	—	—	—	9	—	—
Other	80	—	59	12	9	—	—
Total Non-Utility	1,661	(64)	712	643	370	—	—
Total revenues from contracts with customers	1,975	(79)	712	643	370	329	—
Other revenues (b)	32	(1)	18	8	3	—	4
Total revenues	$2,007	$(80)	$730	$651	$373	$329	$4

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
Contract liabilities arise when payment from a customer is received before the performance obligations have been satisfied and represent the Company’s obligations to transfer goods or services to a customer for which we have received consideration. The balances of contract liabilities were $108, $115 and $93 at December 31, 2020, September 30, 2020 and December 31, 2019, respectively, and are included in “Other current liabilities” and “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets. Revenues recognized for the three months ended December 31, 2020 and 2019, from the amounts included in contract liabilities at September 30, 2020 and 2019, were $60 and $61, respectively.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Remaining Performance Obligations
The Company excludes disclosures related to the aggregate amount of the transaction price allocated to certain performance obligations that are unsatisfied as of the end of the reporting period because these contracts have an initial expected term of one year or less, or we have a right to bill the customer in an amount that corresponds directly with the value of services provided to the customer to date. Certain contracts with customers at Midstream & Marketing and UGI Utilities contain minimum future performance obligations through 2047 and 2053, respectively. At December 31, 2020, Midstream & Marketing and UGI Utilities expect to record approximately $2.1 billion and $0.2 billion of revenues, respectively, related to the minimum future performance obligations over the remaining terms of the related contracts.

Note 5 — Inventories

Inventories comprise the following:

	December 31, 2020	September 30, 2020	December 31, 2019
Non-utility LPG and natural gas	$181	$164	$164
Gas Utility natural gas	19	20	24
Materials, supplies and other	79	57	60
Total inventories	$279	$241	$248

At December 31, 2020, UGI Utilities was party to two principal SCAAs with terms of up to three years. Pursuant to the SCAAs, UGI Utilities has, among other things, released certain natural gas storage and transportation contracts for the terms of the SCAAs. UGI Utilities also transferred certain associated natural gas storage inventories upon commencement of the SCAAs, will receive a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the terms of the SCAAs. The historical cost of natural gas storage inventories released under the SCAAs, which represents a portion of Gas Utility’s total natural gas storage inventories, and any exchange receivable (representing amounts of natural gas inventories used by the other parties to the agreement but not yet replenished for which UGI Utilities has the rights), are included in the caption “Gas Utility natural gas” in the table above. For all periods presented, all of UGI Utilities’ SCAAs were with Energy Services, the effects of which are eliminated in consolidation.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 6 — Utility Regulatory Assets and Liabilities and Regulatory Matters

For a description of the Company’s regulatory assets and liabilities other than those described below, see Note 9 in the Company’s 2020 Annual Report. Other than removal costs, UGI Utilities currently does not recover a rate of return on its regulatory assets listed below. The following regulatory assets and liabilities associated with UGI Utilities are included on the Condensed Consolidated Balance Sheets:

	December 31, 2020	September 30, 2020	December 31, 2019
Regulatory assets (a):
Income taxes recoverable	$126	$124	$121
Underfunded pension and postretirement plans	172	175	175
Environmental costs	59	61	58
Removal costs, net	24	26	27
Other	14	11	10
Total regulatory assets	$395	$397	$391
Regulatory liabilities (a):
Postretirement benefit overcollections	$13	$13	$14
Deferred fuel and power refunds	24	29	6
State tax benefits — distribution system repairs	28	28	26
PAPUC Temporary Rates Order	5	7	25
Excess federal deferred income taxes	272	274	278
Other	4	2	2
Total regulatory liabilities	$346	$353	$351
(a)Current regulatory assets are included in “Prepaid expenses and other current assets” and regulatory liabilities are included in “Other current liabilities” and “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets.

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

Gas Utility uses derivative instruments to reduce volatility in the cost of gas it purchases for retail core-market customers. Realized and unrealized gains or losses on natural gas derivative instruments are included in deferred fuel and power costs or refunds. Net unrealized (losses) gains on such contracts at December 31, 2020, September 30, 2020 and December 31, 2019 were $(1), $8 and $(3), respectively.

Other Regulatory Matters

Base Rate Filings. On January 28, 2020, Gas Utility filed a request with the PAPUC to increase its annual base distribution operating revenues by $75 annually. On October 8, 2020, the PAPUC issued a final Order approving a settlement that permits Gas Utility to increase its annual base distribution rates by $20, through a phased approach, with $10 beginning January 1, 2021 and an additional $10 beginning July 1, 2021. Additionally, Gas Utility is authorized to implement a DSIC once Gas Utility total property, plant and equipment less accumulated depreciation reaches $2,875, with this threshold being unchanged from Gas Utility’s 2019 base rate case. The PAPUC’s final Order also includes enhanced COVID-19 customer assistance measures, including the establishment of an Emergency Relief Program for a defined set of payment troubled customers (“ERP”). Additionally, the PAPUC’s final Order permits Gas Utility to establish a regulatory asset for certain incremental expenses attributable to the ongoing COVID-19 pandemic, most notably expenses related to the ERP and uncollectible accounts expense, through the effective date of rates in the next Gas Utility base rate case, to be recovered and amortized over a 10-year period. In accordance with the terms of the PAPUC’s final Order, Gas Utility is not permitted to file a rate case prior to January 1, 2022.

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

Note 7 — Commitments and Contingencies

Environmental Matters

UGI Utilities

From the late 1800s through the mid-1900s, UGI Utilities and its former subsidiaries owned and operated a number of MGPs prior to the general availability of natural gas. Some constituents of coal tars and other residues of the manufactured gas process are today considered hazardous substances under the Superfund Law and may be present on the sites of former MGPs. Between 1882 and 1953, UGI Utilities owned the stock of subsidiary gas companies in Pennsylvania and elsewhere and also operated the businesses of some gas companies under agreement. By the early 1950s, UGI Utilities divested all of its utility operations other than certain gas and electric operations. Beginning in 2006 and 2008, UGI Utilities also owned and operated two acquired subsidiaries, with similar histories of owning, and in some cases operating, MGPs in Pennsylvania.
Prior to October 1, 2020, UGI Utilities was subject to three COAs with the PADEP to address the remediation of specified former MGP sites in Pennsylvania and, in the case of one COA, the plugging of specified natural gas wells. Effective October 1, 2020, the COAs were consolidated into one agreement that supersedes the existing agreements, and which is scheduled to terminate at the end of 2031. In accordance with the consolidated COA, UGI Utilities is required to either obtain a certain number of points per calendar year based on defined eligible environmental investigatory and/or remedial activities at the MGPs, or make expenditures for such activities in an amount equal to an annual environmental minimum expenditure threshold. The annual minimum expenditure required under the consolidated COA is $5. The consolidated COA permits the transfer of the specified wells, with related costs counted towards the annual minimum expenditure. At December 31, 2020, September 30, 2020 and December 31, 2019, our aggregate estimated accrued liabilities for environmental investigation and remediation costs related to the current COA and the predecessor agreements totaled $49, $53 and $50, respectively.

We do not expect the costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to UGI Utilities’ results of operations because UGI Utilities receives ratemaking recovery of actual environmental investigation and remediation costs associated with the sites covered by the COA. This ratemaking recognition reconciles the accumulated difference between historical costs and rate recoveries with an estimate of future costs associated with the sites. As such, UGI Utilities has recorded an associated regulatory asset for these costs because recovery of these costs from customers is probable (see Note 6).

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

The NYDEC commenced implementation of the remediation plan in the spring of 2018. Based on our evaluation of the available information as of December 31, 2020, the Partnership has an undiscounted environmental remediation liability of $8 related to the site. Our share of the actual remediation costs could be significantly more or less than the accrued amount.

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

Note 8 — Defined Benefit Pension and Other Postretirement Plans

The Company maintains defined benefit plans and other postretirement plans for certain current and former employees. The service cost component of our pension and other postretirement plans, net of amounts capitalized, is reflected in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income. The non-service cost component, net of amounts capitalized by UGI Utilities as a regulatory asset, is reflected in “Other non-operating expense, net” on the Condensed

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Consolidated Statements of Income. Other postretirement benefit cost was not material for all periods presented. Net periodic pension cost includes the following components:

Three Months Ended December 31,	2020	2019
Service cost	$3	$3
Interest cost	5	6
Expected return on assets	(10)	(10)
Amortization of:
Actuarial loss	4	4
Net cost	$2	$3

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 9 — Fair Value Measurements

Recurring Fair Value Measurements

The following table presents, on a gross basis, our financial assets and liabilities, including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
December 31, 2020:
Derivative instruments:
Assets:
Commodity contracts	$60	$111	$—	$171
Foreign currency contracts	$—	$14	$—	$14
Liabilities:
Commodity contracts	$(58)	$(14)	$—	$(72)
Foreign currency contracts	$—	$(25)	$—	$(25)
Interest rate contracts	$—	$(50)	$—	$(50)
Non-qualified supplemental postretirement grantor trust investments (a)	$46	$—	$—	$46
September 30, 2020:
Derivative instruments:
Assets:
Commodity contracts	$68	$39	$—	$107
Foreign currency contracts	$—	$32	$—	$32
Liabilities:
Commodity contracts	$(54)	$(64)	$—	$(118)
Foreign currency contracts	$—	$(14)	$—	$(14)
Interest rate contracts	$—	$(55)	$—	$(55)
Non-qualified supplemental postretirement grantor trust investments (a)	$42	$—	$—	$42
December 31, 2019:
Derivative instruments:
Assets:
Commodity contracts	$26	$20	$—	$46
Foreign currency contracts	$—	$40	$—	$40
Interest rate contracts	$—	$3	$—	$3
Liabilities:
Commodity contracts	$(77)	$(110)	$—	$(187)
Foreign currency contracts	$—	$(4)	$—	$(4)
Interest rate contracts	$—	$(7)	$—	$(7)
Non-qualified supplemental postretirement grantor trust investments (a)	$42	$—	$—	$42
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

	December 31, 2020	September 30, 2020	December 31, 2019
Carrying amount	$6,078	$6,081	$5,906
Estimated fair value	$6,581	$6,504	$6,249

Financial instruments other than derivative instruments, such as short-term investments and trade accounts receivable, could expose us to concentrations of credit risk. We limit credit risk from short-term investments by investing only in investment-grade commercial paper, money market mutual funds, securities guaranteed by the U.S. Government or its agencies and FDIC insured bank deposits. The credit risk arising from concentrations of trade accounts receivable is limited because we have a large customer base that extends across many different U.S. markets and a number of foreign countries. For information regarding concentrations of credit risk associated with our derivative instruments, see Note 10.

Note 10 — Derivative Instruments and Hedging Activities

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

The following summarizes the types of derivative instruments used by the Company to manage certain market risks:

Commodity Price Risk

Regulated Utility Operations

Natural Gas

Gas Utility’s tariffs contain clauses that permit recovery of all prudently incurred costs of natural gas it sells to retail core-market customers, including the cost of financial instruments used to hedge purchased gas costs. As permitted and agreed to by the PAPUC pursuant to Gas Utility’s annual PGC filings, Gas Utility currently uses NYMEX natural gas futures and option contracts to reduce commodity price volatility associated with a portion of the natural gas it purchases for its retail core-market customers. See Note 6 for further information on the regulatory accounting treatment for these derivative instruments.

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
The remainder of our long-term debt is typically issued at fixed rates of interest. As this long-term debt matures, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time, we enter into IRPAs. We account for IRPAs as cash flow hedges. There were no unsettled IRPAs during any of the periods presented. At December 31, 2020, the amount of pre-tax net losses associated with interest rate hedges (excluding pay-fixed, receive-variable interest rate swaps) expected to be reclassified into earnings during the next twelve months is $4.

Foreign Currency Exchange Rate Risk

Forward Foreign Currency Exchange Contracts

In order to reduce the volatility in net income associated with our foreign operations, principally as a result of changes in the U.S. dollar exchange rate to the euro and British pound sterling, we enter into forward foreign currency exchange contracts. We layer in these foreign currency exchange contracts over a multi-year period to eventually equal approximately 90% of anticipated UGI International local currency earnings before income taxes. Because these contracts are not designated as hedging instruments, realized and unrealized gains and losses on these contracts are recorded in “Other non-operating expense, net,” on the Condensed Consolidated Statements of Income.

Net Investment Hedges

From time to time, we also enter into certain forward foreign currency exchange contracts to reduce the volatility of the U.S. dollar value of a portion of our UGI International euro-denominated net investments. We account for these foreign currency

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
exchange contracts as net investment hedges and all changes in the fair value of these contracts are reported in the cumulative translation adjustment component in AOCI.

Our euro-denominated long-term debt has also been designated as net investment hedges of a portion of our UGI International euro-denominated net investment. We recognized pre-tax losses associated with these net investment hedges in the cumulative translation adjustment component in AOCI of $32 and $20 during the three months ended December 31, 2020 and 2019, respectively.

Quantitative Disclosures Related to Derivative Instruments

The following table summarizes by derivative type the gross notional amounts related to open derivative contracts at December 31, 2020, September 30, 2020 and December 31, 2019, and the final settlement dates of the Company's open derivative contracts as of December 31, 2020, excluding those derivatives that qualified for the NPNS exception:

			Notional Amounts (in millions)
Type	Units	Settlements Extending Through	December 31, 2020	September 30, 2020	December 31, 2019
Commodity Price Risk:
Regulated Utility Operations
Gas Utility NYMEX natural gas futures and option contracts	Dekatherms	October 2021	16	22	15
Non-utility Operations
LPG swaps	Gallons	September 2023	719	846	772
Natural gas futures, forward, basis swap, options and pipeline contracts	Dekatherms	May 2025	342	339	358
Electricity long forward and futures contracts	Kilowatt hours	December 2024	4,719	4,517	4,145
Electricity short forward and futures contracts	Kilowatt hours	December 2024	97	188	556
Interest Rate Risk:
Interest rate swaps	Euro	October 2022	€300	€300	€300
Interest rate swaps	USD	July 2024	$1,306	$1,344	$1,354
Foreign Currency Exchange Rate Risk:
Forward foreign currency exchange contracts	USD	September 2023	$457	$511	$431
Net investment hedge forward foreign exchange contracts	Euro	October 2024	€173	€173	€173

Derivative Instrument Credit Risk

We are exposed to risk of loss in the event of nonperformance by our derivative instrument counterparties. Our derivative instrument counterparties principally comprise large energy companies and major U.S. and international financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits or entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. Certain of these agreements call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. Additionally, our commodity exchange traded futures contracts generally require cash deposits in margin accounts. Restricted cash in brokerage accounts is reported in “Restricted cash” on the Condensed Consolidated Balance Sheets. Although we have concentrations of credit risk associated with derivative instruments, the maximum amount of loss we would incur if these

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
counterparties failed to perform according to the terms of their contracts, based upon the gross fair values of the derivative instruments, was not material at December 31, 2020. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At December 31, 2020, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Fair Value of Derivative Instruments

The following table presents the Company’s derivative assets and liabilities by type, as well as the effects of offsetting:

	December 31, 2020	September 30, 2020	December 31, 2019
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	$8	$17	$14
Interest rate contracts	—	—	3
	8	17	17
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	1	7	—
Derivatives not designated as hedging instruments:
Commodity contracts	170	100	46
Foreign currency contracts	6	15	26
	176	115	72
Total derivative assets — gross	185	139	89
Gross amounts offset in the balance sheet	(48)	(57)	(27)
Cash collateral received	(6)	—	(2)
Total derivative assets — net	$131	$82	$60
Derivative liabilities:
Derivatives designated as hedging instruments:
Interest rate contracts	$(50)	$(55)	$(7)
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	(2)	—	(3)
Derivatives not designated as hedging instruments:
Commodity contracts	(70)	(118)	(184)
Foreign currency contracts	(25)	(14)	(4)
	(95)	(132)	(188)
Total derivative liabilities — gross	(147)	(187)	(198)
Gross amounts offset in the balance sheet	48	57	27
Cash collateral pledged	—	7	11
Total derivative liabilities — net	$(99)	$(123)	$(160)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Effects of Derivative Instruments

The following tables provide information on the effects of derivative instruments on the Condensed Consolidated Statements of Income and changes in AOCI for the three months ended December 31, 2020 and 2019:

Three Months Ended December 31,:
	Gain (Loss) Recognized in AOCI		Loss Reclassified from AOCI into Income		Location of Loss Reclassified from AOCI into Income
Cash Flow Hedges:	2020	2019	2020	2019
Interest rate contracts	$—	$8	$(7)	$(1)	Interest expense

Net Investment Hedges:
Foreign currency contracts	$(8)	$(4)

	Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2020	2019	Location of Gain (Loss) Recognized in Income
Commodity contracts	$3	$2	Revenues
Commodity contracts	103	(33)	Cost of sales
Commodity contracts	2	—	Operating and administrative expenses
Commodity contracts	5	—	Other operating income, net
Foreign currency contracts	(20)	(11)	Other non-operating expense, net
Total	$93	$(42)

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 11 — Accumulated Other Comprehensive Income (Loss)

The tables below present changes in AOCI, net of tax:

Three Months Ended December 31, 2020	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2020	$(26)	$(54)	$(67)	$(147)
Other comprehensive income before reclassification adjustments	—	—	63	63
Amounts reclassified from AOCI	—	5	—	5
Other comprehensive income attributable to UGI	—	5	63	68
AOCI — December 31, 2020	$(26)	$(49)	$(4)	$(79)

Three Months Ended December 31, 2019	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2019	$(26)	$(25)	$(166)	$(217)
Other comprehensive income before reclassification adjustments	—	6	47	53
Amounts reclassified from AOCI	—	1	—	1
Other comprehensive income attributable to UGI	—	7	47	54
AOCI — December 31, 2019	$(26)	$(18)	$(119)	$(163)

Note 12 — Segment Information

Our operations comprise four reportable segments generally based upon products or services sold, geographic location and regulatory environment: (1) AmeriGas Propane; (2) UGI International; (3) Midstream & Marketing; and (4) UGI Utilities.

Corporate & Other includes certain items that are excluded from our CODM’s assessment of segment performance (see below for further details on these items). Corporate & Other also includes the net expenses of UGI’s captive general liability insurance company, UGI’s corporate headquarters facility and UGI’s unallocated corporate and general expenses as well as interest expense on UGI debt that is not allocated. Corporate & Other assets principally comprise cash and cash equivalents of UGI and its captive insurance company, and UGI corporate headquarters’ assets. The accounting policies of our reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s 2020 Annual Report.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Three Months Ended December 31, 2020	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing		UGI Utilities	Corporate & Other (a)
Revenues from external customers	$1,932	$—		$666	$700	$279		$285	$2
Intersegment revenues	$—	$(78)	(b)	$—	$—	$62		$15	$1
Cost of sales	$833	$(77)	(b)	$272	$383	$237		$132	$(114)
Operating income	$502	$—		$141	$135	$52		$77	$97
Income from equity investees	7	—		—	—	7	(c)	—	—
Other non-operating (expense) income, net	(19)	—		—	1	—		1	(21)
Earnings before interest expense and income taxes	490	—		141	136	59		78	76
Interest expense	(78)	—		(40)	(7)	(10)		(14)	(7)
Income before income taxes	$412	$—		$101	$129	$49		$64	$69
Depreciation and amortization	$124	$—		$43	$33	$18		$29	$1
Capital expenditures (including the effects of accruals)	$152	$—		$27	$29	$17		$79	$—
As of December 31, 2020
Total assets	$14,725	$(353)		$4,471	$3,564	$2,851		$3,959	$233

Three Months Ended December 31, 2019	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing		UGI Utilities	Corporate & Other (a)
Revenues from external customers	$2,007	$—		$730	$651	$309		$314	$3
Intersegment revenues	$—	$(80)	(b)	$—	$—	$64		$15	$1
Cost of sales	$1,008	$(79)	(b)	$289	$368	$264		$151	$15
Operating income (loss)	$377	$—		$165	$96	$55		$92	$(31)
Income from equity investees	7	—		—	—	7	(c)	—	—
Other non-operating (expense) income, net	(12)	—		—	4	—		—	(16)
Earnings (loss) before interest expense and income taxes	372	—		165	100	62		92	(47)
Interest expense	(84)	—		(42)	(7)	(12)		(14)	(9)
Income (loss) before income taxes	$288	$—		$123	$93	$50		$78	$(56)
Depreciation and amortization	$119	$—		$44	$31	$18		$26	$—
Capital expenditures (including the effects of accruals)	$153	$—		$39	$20	$23		$71	$—
As of December 31, 2019
Total assets	$14,286	$(366)		$4,609	$3,243	$2,860		$3,711	$229

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
(a)Corporate & Other includes specific items attributable to our reportable segments that are not included in the segment profit measures used by our CODM in assessing our reportable segments’ performance or allocating resources. The following table presents such pre-tax gains (losses) which have been included in Corporate & Other, and the reportable segments to which they relate:

Three Months Ended December 31, 2020	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
Net gains on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$—	$2
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Cost of sales	$37	$106	$(29)
Unrealized losses on foreign currency derivative instruments	Other non-operating expense, net	$—	$(20)	$—
Business transformation expenses	Operating and administrative expenses	$(12)	$(3)	$—

Three Months Ended December 31, 2019	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
Net gains on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$—	$2
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Cost of sales	$9	$(14)	$(9)
Unrealized losses on foreign currency derivative instruments	Other non-operating expense, net	$—	$(15)	$—
Acquisition and integration expenses associated with the CMG Acquisition	Operating and administrative expenses	$—	$—	$(1)
Business transformation expenses	Operating and administrative expenses	$(11)	$(6)	$—

(b)Represents the elimination of intersegment transactions principally among Midstream & Marketing, UGI Utilities and AmeriGas Propane.
(c)Includes AFUDC associated with PennEast and equity income from Pennant.

Note 13 — Business Transformation Initiatives

AmeriGas and UGI International. Beginning in Fiscal 2019, we began executing on multi-year business transformation initiatives at our AmeriGas Propane and UGI International business segments. These initiatives are designed to improve long-term operational performance by, among other things, reducing costs and improving efficiency in the areas of sales and marketing, supply and logistics, operations, purchasing, and administration. In addition, these business transformation initiatives focus on enhancing the customer experience through, among other things, enhanced customer relationship management and an improved digital customer experience. In connection with these initiatives, during the three months ended December 31, 2020 and 2019, we recognized $15 and $17, respectively of expenses principally comprising consulting, advisory, marketing and employee-related costs. These expenses are primarily reflected in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income.

Corporate Services. Beginning in Fiscal 2020, we initiated a transformation project focused on our support functions including: finance, procurement, human resources, and information technology. This initiative will standardize processes and activities across our global platform, while leveraging the use of best practices and efficiencies between our businesses. Amounts reflected in “Operating and administrative expenses” on the Condensed Consolidated Statement of Income in connection with this initiative, during the three months ended December 31, 2020, were not material.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 14 — Impact of Global Pandemic

In March 2020, the WHO declared a global pandemic attributable to the outbreak and continued spread of COVID-19 that has had a significant impact throughout the global economy. In connection with the mitigation and containment procedures recommended by the WHO, the CDC, and as imposed by federal, state, and local governmental authorities, including shelter-in-place orders, quarantines and similar restrictions, the Company implemented a variety of procedures to protect its employees, third-party business partners, and customers worldwide. The Company continues to provide essential products and services to its global customers in a safe and reliable manner, and will continue to do so in compliance with mandated restrictions presented by each of the markets it serves. The Company continues to evaluate and react to the potential effects of a prolonged disruption and the continued impact on its results of operations. These items may include, but are not limited to: the financial condition of its customers; decreased availability and demand for its products and services; realization of accounts receivable; impairment considerations related to certain current assets, long-lived assets and goodwill; delays related to current and future projects; and the effects of government stimulus efforts including tax legislation in response to COVID-19. While its operations and financial performance continue to be impacted by COVID-19, the Company cannot predict the duration or magnitude of the outbreak and the total effects on its business, financial position, results of operations, liquidity or cash flows at this time.

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors that could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) weather conditions, including increasingly uncertain weather patterns due to climate change, resulting in reduced demand and the seasonal nature of our business; (2) cost volatility and availability of propane and other LPG, electricity, and natural gas, as well as the availability of LPG cylinders and the capacity to transport product to our customers; (3) changes in domestic and foreign laws and regulations, including safety, tax, consumer protection, data privacy, accounting matters, and environmental, including regulatory responses to climate change; (4) inability to timely recover costs through utility rate proceedings; (5) the impact of pending and future legal or regulatory proceedings, inquiries or investigations; (6) competitive pressures from the same and alternative energy sources; (7) failure to acquire new customers or retain current customers thereby reducing or limiting any increase in revenues; (8) liability for environmental claims; (9) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (10) adverse labor relations; (11) customer, counterparty, supplier, or vendor defaults; (12) liability for uninsured claims and for claims in excess of insurance coverage, including those for personal injury and property damage arising from explosions, terrorism, natural disasters, pandemics and other catastrophic events that may result from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas in all forms; (13) transmission or distribution system service interruptions; (14) political, regulatory and economic conditions in the United States, Europe and other foreign countries, including the current conflicts in the Middle East and the withdrawal of the United Kingdom from the European Union, and foreign currency exchange rate fluctuations, particularly the euro; (15) capital market conditions, including reduced access to capital markets and interest rate fluctuations; (16) changes in commodity market prices resulting in significantly higher cash collateral requirements; (17) reduced distributions from subsidiaries impacting the ability to pay dividends; (18) changes in Marcellus and Utica Shale gas production; (19) the availability, timing and success of our acquisitions, commercial initiatives and investments to grow our businesses; (20) our ability to successfully integrate acquired businesses and achieve anticipated synergies; (21) the interruption, disruption, failure or malfunction of our information technology systems, including due to cyber attack; (22) the inability to complete pending or future energy infrastructure projects; (23) our ability to achieve the operational benefits and cost efficiencies expected from the completion of pending and future business transformation initiatives including the impact of customer service disruptions resulting in potential customer loss due to the transformation activities; (24) uncertainties related to a global pandemic, including the duration and/or impact of the COVID-19 pandemic; and (25) the extent to which we are able to utilize certain tax benefits currently available under the CARES Act and similar tax legislation and whether such benefits will remain available in the future.

These factors, and those factors set forth in Item 1A. Risk Factors in the Company’s 2020 Annual Report, are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events except as required by the federal securities laws.

ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Company’s results of operations for the 2020 three-month period with the 2019 three-month period. Our analyses of results of operations should be read in conjunction with the segment information included in Note 12 to Condensed Consolidated Financial Statements.

Because most of our businesses sell or distribute energy products used in large part for heating purposes, our results are significantly influenced by temperatures in our service territories, particularly during the heating-season months of October through March. As a result, our operating results, excluding the effects of gains and losses on commodity derivative

UGI CORPORATION AND SUBSIDIARIES
instruments not associated with current-period transactions as further discussed below, are significantly higher in our first and second fiscal quarters.

Recent Developments

Pending Acquisition of Mountaineer Gas Company
On December 29, 2020, UGI Corporation signed a definitive agreement to acquire Mountaineer, the largest natural gas distribution company in West Virginia for a preliminary purchase price of $540 million, which includes the assumption of approximately $140 million of debt. Mountaineer serves nearly 215,000 customers across 50 of the state’s 55 counties. The pending acquisition is subject to customary regulatory and other closing conditions, including approval by the Public Service Commission of West Virginia and federal antitrust clearance, and is expected to close in the second half of calendar year 2021. UGI currently expects to finance the pending acquisition through the issuance of debt and/or equity-linked securities and existing liquidity.

COVID-19 Pandemic
In March 2020, the WHO declared a global pandemic attributable to the outbreak and continued spread of COVID-19 that has had a significant impact throughout the global economy. In connection with the mitigation and containment procedures recommended by the WHO, the CDC, and as imposed by federal, state, and local governmental authorities, including shelter-in-place orders, quarantines and similar restrictions, we implemented a variety of procedures to protect our employees, third-party business partners, and customers worldwide. Although our results continue to be impacted by COVID-19 in Fiscal 2021, we continue to provide essential products and services to our global customers in a safe and reliable manner and will continue to do so in compliance with mandated restrictions presented by each of the markets we serve. We continue to evaluate and react to the potential effects of a prolonged disruption and the continued impact on our results of operations. These items may include, but are not limited to: the financial condition of our customers; decreased availability and demand for our products and services; realization of accounts receivable; impairment considerations related to certain current assets, long-lived assets and goodwill; delays related to current and future projects; and the effects of government stimulus efforts including tax legislation in response to COVID-19.
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
We cannot predict the duration or total magnitude of the pandemic and the total effects on our business, financial position, results of operations, liquidity or cash flows at this time, but we remain focused on managing our financial condition and liquidity throughout this global crisis.
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
AmeriGas Propane. At AmeriGas Propane, we began executing on business transformation initiatives during Fiscal 2019 focused on efficiency and effectiveness in the following key areas: customer digital experience; customer relationship management; operating process redesign and specialization; distribution and routing optimization; sales and marketing effectiveness; purchasing and general and administrative efficiencies; and supply and logistics. The transformation activities will continue to be carried out over Fiscal 2021 and may result in customer service disruptions over the near term. However, once completed, these initiatives are expected to provide total annual benefits of more than $140 million by the end of Fiscal 2022 which will allow us to improve profitability and cash flow through operational efficiencies and expense reductions and enable increased investment into base business customer retention and growth initiatives, including the reduction of margins in select segments of our base business. We estimate the total cost of executing on these initiatives, including approximately $100 million of related capital expenditures, to be approximately $200 million.

UGI CORPORATION AND SUBSIDIARIES
UGI International. At our UGI International LPG business, we launched an initiative in Fiscal 2019 and embarked on a process of identifying operational synergies across all 17 countries in which we currently do business. We call this initiative Project Alliance, the goal of which is to focus attention on enhanced customer service and safe and efficient operations through the establishment of two centers of excellence. One such center will be focused on commercial excellence to identify and execute projects that improve the customer’s experience. The second center will be focused on operational excellence across our distribution network and our filling centers. The business activities are in process and will continue to be executed primarily during Fiscal 2021. Once completed, these activities are expected to generate over €30 million of annual benefits. We estimate the total cumulative cost of executing on these Project Alliance initiatives, including approximately €10 million related to IT capital expenditures, to be approximately €55 million.
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
UGI does not designate its commodity and certain foreign currency derivative instruments as hedges under GAAP. Volatility in net income attributable to UGI Corporation as determined in accordance with GAAP can occur as a result of gains and losses on such derivative instruments not associated with current-period transactions. These gains and losses result principally from recording changes in unrealized gains and losses on unsettled commodity and certain foreign currency derivative instruments and, to a much lesser extent, certain realized gains and losses on settled commodity derivative instruments that are not associated with current-period transactions. However, because these derivative instruments economically hedge anticipated future purchases or sales of energy commodities, or in the case of certain foreign currency derivatives reduce volatility in anticipated future earnings associated with our foreign operations, we expect that such gains or losses will be largely offset by gains or losses on anticipated future energy commodity transactions or mitigate volatility in anticipated future earnings. Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for, the comparable GAAP measures.
The following tables reflect the adjustments referred to above and reconcile net income attributable to UGI Corporation, the most directly comparable GAAP measure, to adjusted net income attributable to UGI Corporation, and reconcile diluted earnings per share, the most directly comparable GAAP measure, to adjusted diluted earnings per share:

UGI CORPORATION AND SUBSIDIARIES

Adjusted net income attributable to UGI Corporation	Three Months Ended December 31,
(Dollars in millions)	2020	2019
AmeriGas Propane	$74	$91
UGI International	92	73
Midstream & Marketing	35	36
UGI Utilities	49	61
Corporate & Other (a)	53	(49)
Net income attributable to UGI Corporation	303	212
Net (gains) losses on commodity derivative instruments not associated with current-period transactions (net of tax of $31 and $(2), respectively)	(85)	10
Unrealized losses on foreign currency derivative instruments (net of tax of $(5) and $(4), respectively)	15	11
Acquisition and integration expenses associated with the CMG Acquisition (net of tax of $0 and $0, respectively)	—	1
Acquisition expenses associated with the pending Mountaineer Acquisition (net of tax of $(1) and $0, respectively)	1	—
Business transformation expenses (net of tax of $(4) and $(5), respectively)	13	12
Total adjustments (a) (b)	(56)	34
Adjusted net income attributable to UGI Corporation	$247	$246

	Three Months Ended December 31,
Adjusted diluted earnings per share	2020	2019
AmeriGas Propane	$0.35	$0.43
UGI International	0.44	0.34
Midstream & Marketing	0.17	0.17
UGI Utilities	0.23	0.29
Corporate & Other (a)	0.25	(0.23)
Earnings per share - diluted	1.44	1.00
Net (gains) losses on commodity derivative instruments not associated with current-period transactions	(0.40)	0.05
Unrealized losses on foreign currency derivative instruments	0.07	0.06
Acquisition and integration expenses associated with the CMG Acquisition	—	—
Acquisition expenses associated with the pending Mountaineer Acquisition	0.01	—
Business transformation expenses	0.06	0.06
Total adjustments (a)	(0.26)	0.17
Adjusted earnings per share - diluted	$1.18	$1.17

(a)Corporate & Other includes certain adjustments made to our reporting segments in arriving at net income attributable to UGI Corporation. These adjustments have been excluded from the segment results to align with the measure used by our CODM in assessing segment performance and allocating resources.  See Note 12 to Condensed Consolidated Financial Statements for additional information related to these adjustments, as well as other items included within Corporate & Other.
(b)Income taxes associated with pre-tax adjustments determined using statutory business unit tax rates.

UGI CORPORATION AND SUBSIDIARIES
EXECUTIVE OVERVIEW

2020 three-month period compared with 2019 three-month period

Discussion. Net income attributable to UGI Corporation for the 2020 three-month period was $303 million (equal to $1.44 per diluted share) compared to net income attributable to UGI Corporation for the 2019 three-month period of $212 million (equal to $1.00 per diluted share). Net income in the 2020 three-month period reflects gains from changes in unrealized commodity derivative instruments and certain foreign currency derivative instruments compared to losses in the prior-year period. Net income also reflects business transformation expenses of $13 million and $12 million, respectively, for the three-months ended December 31, 2020 and 2019.

Adjusted net income attributable to UGI Corporation for the 2020 three-month period was $247 million (equal to $1.18 per diluted share) compared to adjusted net income attributable to UGI Corporation for the 2019 three-month period of $246 million (equal to $1.17 per diluted share). The slight increase in adjusted net income attributable to UGI Corporation during the 2020 three-month period reflects higher earnings attributable to our international business segment largely offset by lower earnings contributions from our AmeriGas Propane and UGI Utilities business segments.
Net income and adjusted net income in the 2020 three-month period both reflect an NOL benefit resulting from the CARES Act.
The decrease in adjusted net income attributable to UGI from AmeriGas Propane in the 2020 three-month period largely reflects lower total margin resulting from lower volumes and lower average unit margins, partially offset by lower operating and administrative expenses including partial benefits related to ongoing transformation initiatives.
UGI International adjusted net income increased $19 million in the 2020 three-month period principally reflecting higher total margin driven by colder weather compared to the prior-year period, higher average LPG unit margins, and the translation effects of the stronger euro in the 2020 three-month period. These positive factors were partially offset by slightly higher operating and administrative expenses compared to the prior-year period.
Midstream & Marketing adjusted net income in the 2020 three-month period was largely consistent with the prior-year period. The absence of earnings contributions from assets divested in the prior year were largely offset by improved capacity management earnings and lower operating and administrative expenses during the three-months ended December 31, 2020.
UGI Utilities 2020 three-month period adjusted net income decreased $12 million compared to the prior-year period. The decrease was principally attributable to lower total margin attributable to reduced volumes resulting from warmer weather and the impact of COVID-19, higher depreciation expenses and slightly higher operating and administrative expenses compared to the prior-year period.

UGI CORPORATION AND SUBSIDIARIES
SEGMENT RESULTS OF OPERATIONS
2020 Three-Month Period Compared with the 2019 Three-Month Period
AmeriGas Propane

For the three months ended December 31,	2020	2019	Decrease
(Dollars in millions)
Revenues	$666	$730	$(64)	(9)%
Total margin (a)	$394	$441	$(47)	(11)%
Operating and administrative expenses	$221	$240	$(19)	(8)%
Operating income/earnings before interest expense and income taxes	$141	$165	$(24)	(15)%
Retail gallons sold (millions)	276	304	(28)	(9)%
Heating degree days—% (warmer) colder than normal (b)	(4.6)%	4.0%	—	—
(a)Total margin represents total revenues less total cost of sales.
(b)Beginning in Fiscal 2021, deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for 323 regions in the United States, excluding Alaska and Hawaii. Prior-period amounts have been restated to conform to the current-period presentation.

Average temperatures during the 2020 three-month period were 4.6% warmer than normal and 8.2% warmer than the prior-year period. Total retail gallons sold during the 2020 three-month period were 9% lower than the prior-year period principally reflecting the effects of warmer weather on heating-related sales, structural conservation and other residual volume loss, and the continued impact of COVID-19 on commercial and motor fuel volumes. These decreases were partially offset by higher resale and cylinder exchange volumes compared to the prior-year period attributable to growth and pandemic-related usage increases.

Total revenues decreased $64 million during the 2020 three-month period largely reflecting lower retail and wholesale propane volumes ($63 million) and slightly lower average retail propane selling prices ($1 million) compared to the prior-year period. Average daily wholesale propane commodity prices during the 2020 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 15% higher than such prices during the 2019 three-month period. Total cost of sales decreased $17 million during the 2020 three-month period principally reflecting the lower retail propane volumes ($23 million) partially offset by higher average retail propane product costs ($6 million).

AmeriGas Propane total margin decreased $47 million in the 2020 three-month period largely attributable to the lower retail propane volumes ($36 million) and lower average retail unit margins ($7 million) compared to the prior-year period.

Operating income and earnings before interest expense and income taxes decreased $24 million during the 2020 three-month period principally reflecting the previously mentioned decrease in total margin partially offset by lower operating and administrative expenses ($19 million). The decrease in operating and administrative expenses in the 2020 three-month period reflects, among other things, lower employee compensation and benefits-related costs ($11 million), decreased vehicle and equipment operating and maintenance expenses ($6 million), and lower general insurance costs ($3 million). The lower operating and administrative expenses reflect the partial benefits related to the previously mentioned ongoing business transformation initiatives.

UGI CORPORATION AND SUBSIDIARIES
UGI International

For the three months ended December 31,	2020	2019	Increase (Decrease)
(Dollars in millions)
Revenues	$700	$651	$49	8%
Total margin (a)	$317	$276	$41	15%
Operating and administrative expenses	$157	$151	$6	4%
Operating income	$135	$96	$39	41%
Earnings before interest expense and income taxes	$136	$100	$36	36%
LPG retail gallons sold (millions)	236	246	(10)	(4)%
Heating degree days—% warmer than normal (b)	(2.0)%	(6.6)%	—	—
(a)Total margin represents revenues less cost of sales and, in the 2019 three-month period, LPG cylinder filling costs of $7 million. For financial statement purposes, LPG cylinder filling costs in the 2019 three-month period are included in “Operating and administrative expenses” on the 2019 Condensed Consolidated Statement of Income (but are excluded from operating and administrative expenses presented above). LPG cylinder filling costs are included in “Cost of sales” on the 2020 Condensed Consolidated Statement of Income.
(b)Beginning in Fiscal 2021, deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data at locations in our UGI International service territories. Prior-period amounts have been restated to conform to the current-period presentation.

Average temperatures during the 2020 three-month period were 2.0% warmer than normal, but 4.9% colder than the prior-year period. Total LPG retail gallons sold during the 2020 three-month period were 4% lower reflecting the impact of the termination of a high-volume, low-margin autogas contract in Italy during the prior year partially offset by increased bulk volumes attributable to crop drying and heating-related bulk sales. COVID-19 also continued to negatively impact commercial and industrial volumes during the 2020 three-month period. Average wholesale prices for propane and butane in northwest Europe were approximately 8% and 13% lower, respectively, during the three-months ended December 31, 2020 compared with the prior-year period.

UGI International base-currency results are translated into U.S. dollars based upon exchange rates experienced during the reporting periods. Differences in these translation rates affect the comparison of line item amounts presented in the table above. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During the 2020 and 2019 three-month periods, the average unweighted euro-to-dollar translation rates were approximately $1.19 and $1.11, respectively, and the average unweighted British pound sterling-to-dollar translation rates were approximately $1.32 and $1.29, respectively.

UGI International revenues and cost of sales increased $49 million and $8 million, respectively, during the 2020 three-month period compared to the prior-year period. The increase in revenues principally reflects the translation effects of the stronger euro (approximately $44 million) and the previously mentioned bulk volume increases, partially offset by the low-margin volumes lost in connection with the autogas contract termination in Italy. The increase in cost of sales is largely attributable to the translation effects of the stronger euro (approximately $23 million) partially offset by the decrease in low-margin wholesale and autogas volumes.

UGI International total margin increased $41 million during the 2020 three-month period reflecting higher average LPG unit margins and the previously mentioned increase in crop drying and heating-related bulk volumes. The translation effects of the stronger euro (approximately $21 million) compared to the prior-year period and higher margins from energy marketing activities also contributed to the improvement in total margin. These positive impacts were partially offset by lower autogas and other low-margin volumes and the continued impact of COVID-19. The increase in average LPG unit margins includes the effects of margin management efforts, lower LPG product costs, and lower costs associated with energy conservation certificates including adjustments related to the current compliance period.

UGI International operating income and earnings before interest expense and income taxes increased $39 million and $36 million, respectively, during the 2020 three-month period compared to the prior-year period. The increase in operating income principally reflects the increase in total margin partially offset by slightly higher operating and administrative expenses ($6 million) compared to the prior-year period. The increase in operating and administrative expenses is largely attributable to the effects of the stronger euro (approximately $10 million) partially offset by lower expenses attributable to the effects of COVID-19. The increase in earnings before interest expense and income taxes in the 2020 three-month period largely reflects

UGI CORPORATION AND SUBSIDIARIES
the higher operating income and lower pre-tax realized gains on foreign currency exchange contracts entered into in order to reduce volatility in UGI International net income resulting from the translation effects of changes in foreign currency exchange rates ($4 million).

Midstream & Marketing

For the three months ended December 31,	2020	2019	Decrease
(Dollars in millions)
Revenues	$341	$373	$(32)	(9)%
Total margin (a)	$104	$109	$(5)	(5)%
Operating and administrative expenses	$32	$35	$(3)	(9)%
Operating income	$52	$55	$(3)	(5)%
Earnings before interest expense and income taxes	$59	$62	$(3)	(5)%
(a)Total margin represents revenues less cost of sales.

Average temperatures across Midstream & Marketing’s energy marketing territory during the three months ended December 31, 2020 were 9.1% warmer than normal and 11.4% warmer than the prior-year period. Midstream & Marketing’s prior year results include contributions from its HVAC business and ownership interest in Conemaugh, both of which were sold in September 2020.

Midstream & Marketing revenues for the 2020 three-month period were $32 million lower than the prior-year period principally reflecting decreased natural gas revenues ($27 million) and, to a much lesser extent, lower peaking revenues ($7 million) and the absence of revenues attributable to its former HVAC business and ownership interest in Conemaugh ($16 million). The effect of these revenue decreases was partially offset by higher capacity management revenues ($8 million) and renewable energy revenues ($7 million). Midstream & Marketing cost of sales were $237 million in the 2020 three-month period compared to $264 million in the prior-year period. The $27 million decrease in cost of sales principally reflects decreased natural gas costs ($24 million) and the absence of costs attributable to HVAC and Conemaugh ($9 million), partially offset by higher renewable energy costs ($8 million). The significant decreases in both natural gas revenues and cost of sales during the 2020 three-month period are largely attributable to lower average natural gas prices and, to a much lesser extent, lower volumes compared to the prior-year period.

Midstream & Marketing total margin decreased $5 million in the 2020 three-month period reflecting the absence of margins attributable to HVAC and Conemaugh ($7 million) and lower peaking margin ($5 million) compared to the prior-year period. The effect of these decreases was partially offset by improved capacity management margin ($8 million) in the 2020 three-month period.

Midstream & Marketing operating income and earnings before interest expense and income taxes during the 2020 three-month period each decreased $3 million compared to the prior-year period. These decreases principally reflect the lower total margin partially offset by lower operating and administrative expenses ($3 million). The decrease in operating and administrative expenses was largely related to the absence of the previously mentioned divested assets partially offset by increases related to new assets placed into service and acquisitions.

UGI CORPORATION AND SUBSIDIARIES
UGI Utilities

For the three months ended December 31,	2020	2019	Increase (Decrease)
(Dollars in millions)
Revenues	$300	$329	$(29)	(9)%
Total margin (a)	$167	$177	$(10)	(6)%
Operating and administrative expenses (a)	$60	$58	$2	3%
Operating income	$77	$92	$(15)	(16)%
Earnings before interest expense and income taxes	$78	$92	$(14)	(15)%
Gas Utility system throughput—bcf
Core market	23	26	(3)	(12)%
Total	83	85	(2)	(2)%
Electric Utility distribution sales - gwh	244	246	(2)	(1)%
Gas Utility heating degree days—% (warmer) colder than normal (b)	(9.8)%	0.3%	—	—

(a)Total margin represents revenues less cost of sales and revenue-related taxes (i.e., Electric Utility gross receipts taxes) of $1 million and $1 million during the three months ended December 31, 2020 and 2019, respectively. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating and administrative expenses presented above).
(b)Beginning in Fiscal 2021, deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for airports located within Gas Utility’s service territory. Prior-period amounts have been restated to conform to the current-period presentation.

Temperatures in Gas Utility’s service territory during the three months ended December 31, 2020, were 9.8% warmer than normal and 10.1% warmer than the prior-year period. Gas Utility core market volumes decreased during the 2020 three-month period (3 bcf) reflecting the effects of the warmer weather and reduced commercial and industrial volumes attributable to COVID-19, partially offset by growth in the number of core market customers. Total Gas Utility distribution system throughput decreased (2 bcf) during the 2020 three-month period reflecting the lower core market volumes partially offset by higher large firm delivery service volumes. Electric Utility distribution sales volumes decreased slightly during the 2020 three-month period as a result of warmer weather compared to the prior-year period.
UGI Utilities revenues decreased $29 million in the 2020 three-month period reflecting a $30 million decrease in Gas Utility revenues partially offset by a slight increase in Electric Utility revenues. The decrease in Gas Utility revenues principally reflects lower core market revenues ($28 million) largely attributable to the decrease in core market volumes. The increase in Electric Utility revenues during the 2020 three-month period reflects higher DS rates which were largely offset by the decrease in sales volumes.

UGI Utilities cost of sales was $132 million in the 2020 three-month period compared with $151 million in the prior-year period reflecting lower Gas Utility cost of sales ($20 million) partially offset by higher Electric Utility cost of sales ($1 million). The lower Gas Utility cost of sales is largely attributable to the effect of decreased core market volumes ($11 million) and lower PGC rates ($9 million) compared to the prior-year period. The increase in Electric Utility cost of sales reflects higher average DS rates compared to the prior-year period.

UGI Utilities total margin decreased $10 million during the 2020 three-month period primarily reflecting lower margin from Gas Utility. This decrease in total Gas Utility margin principally reflects lower core market margin ($8 million) largely attributable to the previously mentioned lower core market volumes compared to the prior-year period.

UGI Utilities operating income and earnings before interest expense and income taxes decreased $15 million and $14 million, respectively, during the 2020 three-month period. These decreases reflect the previously mentioned decrease in total margin, higher depreciation expense ($3 million), and higher operating and administrative expenses ($2 million) compared to the prior-year period. The increase in depreciation expense relates to continued IT and distribution system capital expenditure activity. The increase in operating and administrative expenses reflect, among other things, higher employee compensation and benefits-related costs and higher allocation of corporate expenses. These increases were partially offset by lower contracted labor and professional services costs compared to the prior-year period.

UGI CORPORATION AND SUBSIDIARIES
Interest Expense and Income Taxes

Our consolidated interest expense during the 2020 three-month period was $78 million, compared to $84 million during the 2019 three-month period. The decrease in interest expense principally reflects lower average short-term borrowing outstanding compared to the prior-year period.

The effective income tax rate for the 2020 three-month period was largely consistent with the prior-year period. Current year benefits related to the CARES Act and the impact of high-tax exception legislation described below were largely offset by the absence of a discrete benefit which impacted the prior-year period.
In July 2020, the U.S. Department of the Treasury and the IRS released regulations which modify the GILTI provisions of the IRC, as well as proposed regulations related to other IRC provisions. The Company continues to evaluate the elections available under these regulations, including the current period benefit mentioned above and any impact on anticipated benefits under the CARES Act. Accordingly, the impacts on the Company’s income tax provisions and taxes payable or refundable related to the CARES Act and the GILTI provisions are subject to change.

FINANCIAL CONDITION AND LIQUIDITY

The Company expects to have sufficient liquidity including cash on hand and available borrowing capacity to continue to support long-term commitments and ongoing operations despite uncertainties associated with the outbreak and continued spread of COVID-19. Our total available liquidity balance, comprising cash and cash equivalents and available borrowing capacity on our revolving credit facilities, totaled approximately $1.5 billion at both December 31, 2020 and September 30, 2020. The Company does not have any near-term senior note or term loan maturities. While the Company’s operations and financial performance has been impacted by COVID-19 in the 2020 three-month period, it is a rapidly evolving situation and the Company cannot predict the ultimate impact that COVID-19 will have on its liquidity, debt covenants, financial condition or the timing of capital expenditures. UGI and its subsidiaries were in compliance with all debt covenants as of December 31, 2020.

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

The primary sources of UGI’s cash and cash equivalents are the dividends and other cash payments made to UGI or its corporate subsidiaries by its principal business units. Our cash and cash equivalents totaled $416 million at December 31, 2020, compared with $336 million at September 30, 2020. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, at December 31, 2020 and September 30, 2020, UGI had $245 million and $112 million of cash and cash equivalents, respectively. Such cash is available to pay dividends on UGI Common Stock and for investment purposes.

UGI CORPORATION AND SUBSIDIARIES
Long-term Debt and Credit Facilities

Long-term Debt

The Company’s debt outstanding at December 31, 2020 and September 30, 2020, comprises the following:

	December 31, 2020						September 30, 2020
(Millions of dollars)	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corp & Other	Total	Total
Short-term borrowings	$222	$1	$79	$266	$—	$568	$347

Long-term debt (including current maturities):
Senior notes	$2,575	$428	$—	$975	$—	$3,978	$3,960
Term loans	—	366	690	146	550	1,752	1,741
Other long-term debt	4	24	41	2	277	348	380
Unamortized debt issuance costs	(19)	(6)	(12)	(5)	(3)	(45)	(47)
Total long-term debt	$2,560	$812	$719	$1,118	$824	$6,033	$6,034
Total debt	$2,782	$813	$798	$1,384	$824	$6,601	$6,381

Credit Facilities

Additional information related to the Company’s credit agreements can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 6 to Consolidated Financial Statements in the Company’s 2020 Annual Report.

Information about the Company’s principal credit agreements (excluding the Energy Services Receivables Facility discussed below) as of December 31, 2020 and 2019, is presented in the table below.

(Currency in millions)	Total Capacity	Borrowings Outstanding	Letters of Credit and Guarantees Outstanding	Available Borrowing Capacity
As of December 31, 2020
AmeriGas OLP	$600	$222	$60	$318
UGI International, LLC (a)	€300	€—	€—	€300
Energy Services	$260	$4	$—	$256
UGI Utilities	$350	$266	$—	$84
UGI Corporation (b)	$300	$270	$—	$30
As of December 31, 2019
AmeriGas OLP	$600	$321	$63	$216
UGI International, LLC (a)	€300	€161	€—	€139
Energy Services	$200	$20	$—	$180
UGI Utilities	$350	$279	$—	$71
UGI Corporation (b)	$300	$290	$—	$10
(a)Permits UGI International, LLC to borrow in euros or dollars. At December 31, 2019, the amount borrowed consisted of USD-denominated borrowings $180 million.
(b)Borrowings outstanding have been classified as “Long-term debt” on the Condensed Consolidated Balance Sheets.

UGI CORPORATION AND SUBSIDIARIES
The average daily and peak short-term borrowings under the Company’s principal credit agreements during the three months ended December 31, 2020 and 2019 are as follows:

	For the three months ended		For the three months ended
	December 31, 2020		December 31, 2019
(Millions of dollars or euros)	Average	Peak	Average	Peak
AmeriGas OLP	$224	$266	$322	$359
UGI International, LLC	€—	€—	€187	€187
Energy Services	$14	$32	$41	$77
UGI Utilities	$209	$275	$226	$281
UGI Corporation	$273	$300	$294	$300

Receivables Facility. Energy Services has a Receivables Facility with an issuer of receivables-backed commercial paper currently scheduled to expire in October 22, 2021. At December 31, 2020, the outstanding balance of ESFC trade receivables was $83 million, of which $75 million was sold to the bank. At December 31, 2019, the outstanding balance of ESFC trade receivables was $86 million, of which $68 million was sold to the bank. Amounts sold to the bank are reflected as “Short-term borrowings” on the Condensed Consolidated Balance Sheets. During the three months ended December 31, 2020 and 2019, peak sales of receivables were $75 million and $68 million, respectively, and average daily amounts sold were $28 million and $50 million, respectively.

Dividends

On November 20, 2020, UGI’s Board of Directors declared a cash dividend equal to $0.33 per common share. The dividend was paid on January 1, 2021, to shareholders of record on December 15, 2020. On February 3, 2021, UGI’s Board of Director’s declared a quarterly dividend of $0.33 per common share. The dividend is payable April 1, 2021, to shareholders of record on March 15, 2021.

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

Operating Activities. Year-to-year variations in our cash flows from operating activities can be significantly affected by changes in operating working capital especially during periods with significant changes in energy commodity prices. Cash flow provided by operating activities was $151 million in the 2020 three-month period compared to $118 million in the 2019 three-month period. Cash flow from operating activities before changes in operating working capital was $369 million in the 2020 three-month period compared to $356 million in the prior-year period. Cash used to fund changes in operating working capital totaled $218 million in the 2020 three-month period compared to $238 million in the prior-year period. Changes in operating working capital during the 2020 three-month period reflects, among other things, an increase in cash generated from changes in other current liabilities and a decrease in cash required to fund changes in accounts receivable. These changes were partially offset by increases in cash required to fund changes in inventories and other current assets, as well as lower cash received for derivative instrument collateral deposits.

Investing Activities. Cash flow used by investing activities was $189 million in the 2020 three-month period compared to $176 million in the 2019 three-month period. Investing activity cash flow is principally affected by cash expenditures for property, plant and equipment; cash paid for acquisitions of businesses and assets; investments in investees; and proceeds from sales of assets and businesses. Cash expenditures for property, plant and equipment were $187 million in the 2020 three-month period compared with $182 million in the 2019 three-month period. Cash used for acquisitions of businesses and assets in the 2020 three-month period reflects UGI International’s acquisition of an LPG retail business in Europe.

Financing Activities. Cash flow provided by financing activities was $120 million in the 2020 three-month period compared with $33 million of cash used to fund financing activities in the prior-year period. Changes in cash flow from financing activities are primarily due to issuances and repayments of long-term debt; net short-term borrowings/repayments; dividends on UGI Common Stock; and issuances and repurchases of UGI Common Stock. The change in cash flows used by financing

UGI CORPORATION AND SUBSIDIARIES
activities is primarily attributable to $221 million of net borrowings on revolving facility agreements and the Receivables Facility in the 2020 three-month period as compared to $73 million in the 2019 three-month period.

UTILITY REGULATORY MATTERS

Base Rate Filings. On January 28, 2020, Gas Utility filed a request with the PAPUC to increase its annual base distribution operating revenues by $75 million annually. On October 8, 2020, the PAPUC issued a final Order approving a settlement that permits Gas Utility to increase its annual base distribution rates by $20 million, through a phased approach, with $10 million beginning January 1, 2021 and an additional $10 million beginning July 1, 2021. Additionally, Gas Utility is authorized to implement a DSIC once Gas Utility total property, plant and equipment less accumulated depreciation reaches $2,875 million, with this threshold being unchanged from Gas Utility’s 2019 base rate case. The PAPUC’s final Order also includes enhanced COVID-19 customer assistance measures, including the establishment of an Emergency Relief Program for a defined set of payment troubled customers (“ERP”). Additionally, the PAPUC’s final Order permits Gas Utility to establish a regulatory asset for certain incremental expenses attributable to the ongoing COVID-19 pandemic, most notably expenses related to the ERP and uncollectible accounts expense, through the effective date of rates in the next Gas Utility base rate case, to be recovered and amortized over a 10-year period. In accordance with the terms of the PAPUC’s final Order, Gas Utility is not permitted to file a rate case prior to January 1, 2022.

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

Our variable-rate debt at December 31, 2020, includes revolving credit facility borrowings and variable-rate term loans at UGI International, UGI Utilities, Energy Services and UGI Corporation. These debt agreements have interest rates that are generally indexed to short-term market interest rates. We have entered into pay-fixed, receive-variable interest rate swap agreements on all or a significant portion of the term loans’ principal balances and all or a significant portion of the term loans’ tenor. We have designated these interest rate swaps as cash flow hedges. At December 31, 2020, combined borrowings outstanding under variable-rate debt agreements, excluding the previously mentioned effectively fixed-rate debt, totaled $878 million.

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
Foreign Currency Exchange Rate Risk
Our primary currency exchange rate risk is associated with the U.S. dollar versus the euro and, to a lesser extent, the U.S. dollar versus the British pound sterling. The U.S. dollar value of our foreign currency denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. From time to time, we use derivative instruments to hedge portions of our net investments in foreign subsidiaries. Gains or losses on these net investment hedges remain in AOCI until such foreign operations are sold or liquidated. With respect to our net investments in our UGI International operations, a 10% decline in the value of the associated foreign currencies versus the U.S. dollar would reduce their aggregate net book value at December 31, 2020, by approximately $120 million, which amount would be reflected in other comprehensive income. We have designated certain euro-denominated borrowings as net investment hedges.
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
Certain of these derivative instrument agreements call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At December 31, 2020, we had received cash collateral from derivative instrument counterparties totaling $6 million. Additionally, our commodity exchange-traded futures contracts generally require cash deposits in margin accounts. At December 31, 2020, restricted cash in brokerage accounts totaled $30 million. Although we have concentrations of credit risk associated with derivative instruments, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was not material at December 31, 2020. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At December 31, 2020, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.
The following table summarizes the fair values of unsettled market risk sensitive derivative instrument assets (liabilities) held at December 31, 2020 and changes in their fair values due to market risks. Certain of UGI Utilities’ commodity derivative instruments are excluded from the table below because any associated net gains or losses are refundable to or recoverable from customers in accordance with UGI Utilities ratemaking.

	Asset (Liability)
(Millions of dollars)	Fair Value	Change in Fair Value
December 31, 2020
Commodity price risk (1)	$100	$(123)
Interest rate risk (2)	$(50)	$(7)
Foreign currency exchange rate risk (3)	$(11)	$(48)

(1) Change in fair value represents a 10% adverse change in the market prices of certain commodities
(2) Change in fair value represents a 50 basis point adverse change in prevailing market interest rates
(3) Change in fair value represents a 10% adverse change in the value of the Euro and the British pound sterling versus the U.S. dollar.

UGI CORPORATION AND SUBSIDIARIES

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

UGI CORPORATION AND SUBSIDIARIES
PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS
In addition to the information presented in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2020 Annual Report, which could materially affect our business, financial condition or future results. The risks described in our 2020 Annual Report are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2020, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2020, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2020, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

UGI CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2020, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by the Chief Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2020, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2020, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UGI Corporation
(Registrant)

Date:	February 4, 2021	By:	/s/ Ted J. Jastrzebski
Ted J. Jastrzebski
Chief Financial Officer

Date:	February 4, 2021	By:	/s/ Laurie A. Bergman
Laurie A. Bergman
Vice President, Chief Accounting Officer
and Corporate Controller