Form 10-Q
period 2021-03-31
UGI CORP /PA/
filed 2021-05-06
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 30, 2021, there were 208,702,316 shares of UGI Corporation Common Stock, without par value, outstanding.

UGI CORPORATION AND SUBSIDIARIES

i

GLOSSARY OF TERMS AND ABBREVIATIONS

Terms and abbreviations used in this Form 10-Q are defined below:

UGI Corporation and Related Entities

AmeriGas OLP - AmeriGas Propane, L.P., the principal operating subsidiary of AmeriGas Partners
AmeriGas Partners - AmeriGas Partners, L.P., a Delaware limited partnership and an indirect wholly-owned subsidiary of UGI; also referred to as the “Partnership”
AmeriGas Propane - Reportable segment comprising AmeriGas Propane, Inc. and its subsidiaries, including AmeriGas Partners and AmeriGas OLP
AmeriGas Propane, Inc. - A wholly owned second-tier subsidiary of UGI and the general partner of AmeriGas Partners; also referred to as the “General Partner”
AvantiGas - AvantiGas Limited, an indirect wholly owned subsidiary of UGI International, LLC
Company - UGI and its consolidated subsidiaries collectively
DVEP - DVEP Investeringen B.V., an indirect wholly owned subsidiary of UGI International, LLC
Electric Utility - UGI Utilities’ regulated electric distribution utility
Energy Services - UGI Energy Services, LLC, a wholly owned second-tier subsidiary of UGI
ESFC - Energy Services Funding Corporation, a wholly owned subsidiary of Energy Services
Flaga - Flaga GmbH, an indirect wholly owned subsidiary of UGI International, LLC
Gas Utility - UGI Utilities’ regulated natural gas distribution business, comprising the natural gas utility businesses owned and operated by UGI Utilities
General Partner - AmeriGas Propane, Inc., the general partner of AmeriGas Partners
GHI - GHI Energy, LLC, which was acquired by Energy Services in Fiscal 2020
HVAC - UGI HVAC Enterprises, Inc., a wholly owned second-tier subsidiary of UGI, which was sold in September 2020
Midstream & Marketing - Reportable segment comprising Energy Services, UGID and, prior to its sale in September 2020, HVAC
Partnership - AmeriGas Partners and its consolidated subsidiaries, including AmeriGas OLP
Pennant - Pennant Midstream, LLC, a Delaware limited liability corporation
PennEast - PennEast Pipeline Company, LLC
Pine Run - Pine Run Gathering, LLC
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

UGI Pine Run, LLC - A wholly owned subsidiary of Energy Services that holds a 49% membership interest in Pine Run
UGI Utilities - UGI Utilities, Inc., a wholly owned subsidiary of UGI. Also a reportable segment of UGI comprising UGI Utilities, Inc. and its subsidiaries
UGID - UGI Development Company, a wholly owned subsidiary of Energy Services
UniverGas - UniverGas Italia S.r.l, an indirect wholly owned subsidiary of UGI International, LLC
Other Terms and Abbreviations
2020 Annual Report - UGI Annual Report on Form 10-K for the fiscal year ended September 30, 2020
2020 six-month period - Six months ended March 31, 2020
2020 three-month period - Three months ended March 31, 2020
2021 six-month period - Six months ended March 31, 2021
2021 three-month period - Three months ended March 31, 2021
2021 UGI Corporation Senior Credit Facility - An amended unsecured senior facilities agreement entered into on May 4, 2021, by UGI which extended the maturity date of the previous three-year $300 million term loan facility included in the UGI Corporation Senior Credit Facility, now due in May 2025 and includes a new four-year $300 million term loan commitment
AFUDC - Allowance for Funds Used During Construction
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

Conemaugh - Conemaugh generation station, a 1,711-megawatt, coal-fired electricity generation station located near Johnstown, Pennsylvania

COVID-19 - A novel strain of coronavirus disease discovered in 2019

DS - Default service

DSIC - Distribution System Improvement Charge
EBITDA - Earnings before interest, taxes, depreciation, and amortization
Eighth Circuit - United States Court of Appeals for the Eighth Circuit
Exchange Act - Securities Exchange Act of 1934, as amended

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
IT - Information technology
LNG - Liquefied natural gas
LPG - Liquefied petroleum gas
MDPSC - Maryland Public Service Commission
MGP - Manufactured gas plant
Mountaineer - Mountaineer Gas Company, a natural gas distribution company in West Virginia
Mountaineer Acquisition - Pending acquisition of Mountaintop Energy Holdings LLC, indirect parent of Mountaineer, pursuant to a definitive agreement signed on December 29, 2020
NOAA - National Oceanic and Atmospheric Administration
NOL - Net operating loss
NPNS - Normal purchase and normal sale
NYDEC - New York State Department of Environmental Conservation
NYMEX - New York Mercantile Exchange
PADEP - Pennsylvania Department of Environmental Protection
PAPUC - Pennsylvania Public Utility Commission

PennEnergy - PennEnergy Resources, LLC
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
SCAA - Storage Contract Administrative Agreements
SEC - U.S. Securities and Exchange Commission
Stonehenge - Stonehenge Energy Resources III, LLC, a portfolio company of Energy Spectrum Partners VIII, L.P.

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

UGI CORPORATION AND SUBSIDIARIES
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Millions of dollars)

	March 31, 2021	September 30, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$444	$336	$297
Restricted cash	28	21	104
Accounts receivable (less allowances for doubtful accounts of $52, $42 and $39, respectively)	1,183	652	1,016
Accrued utility revenues	32	14	39
Income taxes receivable	127	80	—
Inventories	268	241	180
Derivative instruments	127	44	38
Prepaid expenses and other current assets	175	155	204
Total current assets	2,384	1,543	1,878
Property, plant and equipment, (less accumulated depreciation of $3,869, $3,698 and $3,555, respectively)	7,020	6,960	6,805
Goodwill	3,524	3,518	3,466
Intangible assets, net	640	677	688
Utility regulatory assets	392	395	387
Derivative instruments	61	38	43
Other assets	924	854	869
Total assets	$14,945	$13,985	$14,136
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$51	$53	$27
Short-term borrowings	340	347	654
Accounts payable	627	475	465
Derivative instruments	42	64	185
Other current liabilities	832	816	785
Total current liabilities	1,892	1,755	2,116
Long-term debt	5,953	5,981	5,800
Deferred income taxes	833	640	580
Derivative instruments	46	59	106
Other noncurrent liabilities	1,393	1,413	1,444
Total liabilities	10,117	9,848	10,046
Commitments and contingencies (Note 8)
Equity:
UGI Corporation stockholders’ equity:
UGI Common Stock, without par value (authorized — 450,000,000 shares; issued — 209,636,619, 209,514,044 and 209,439,475 shares, respectively)	1,428	1,416	1,409
Retained earnings	3,557	2,908	2,953
Accumulated other comprehensive loss	(126)	(147)	(230)
Treasury stock, at cost	(40)	(49)	(51)
Total UGI Corporation stockholders’ equity	4,819	4,128	4,081
Noncontrolling interests	9	9	9
Total equity	4,828	4,137	4,090
Total liabilities and equity	$14,945	$13,985	$14,136
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Revenues	$2,581	$2,229	$4,513	$4,236
Costs and expenses:
Cost of sales (excluding depreciation and amortization shown below)	1,274	1,248	2,107	2,256
Operating and administrative expenses	515	504	1,004	1,015
Depreciation and amortization	126	121	250	240
Other operating income, net	(5)	(6)	(21)	(14)
	1,910	1,867	3,340	3,497
Operating income	671	362	1,173	739
Income from equity investees	10	8	17	15
Other non-operating income (expense), net	18	12	(1)	—
Interest expense	(78)	(83)	(156)	(167)
Income before income taxes	621	299	1,033	587
Income tax expense	(132)	(73)	(241)	(149)
Net income attributable to UGI Corporation	$489	$226	$792	$438
Earnings per common share attributable to UGI Corporation stockholders:
Basic	$2.34	$1.08	$3.79	$2.09
Diluted	$2.33	$1.07	$3.77	$2.08
Weighted-average common shares outstanding (thousands):
Basic	208,930	208,941	208,849	209,151
Diluted	210,092	209,808	209,863	210,494
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Millions of dollars)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net income attributable to UGI Corporation	$489	$226	$792	$438
Other comprehensive income (loss):
Net gains (losses) on derivative instruments (net of tax of $(2), $14, $(2) and $12, respectively)	4	(36)	4	(30)
Reclassifications of net losses on derivative instruments (net of tax of $(2), $(1), $(4) and $(1), respectively)	4	—	9	1
Foreign currency adjustments (net of tax of $(10), $(7), $2 and $0, respectively)	(56)	(33)	7	14
Benefit plans (net of tax of $0, $(1), $0 and $(1), respectively)	1	2	1	2
Other comprehensive (loss) income	(47)	(67)	21	(13)
Comprehensive income attributable to UGI Corporation	$442	$159	$813	$425
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Millions of dollars)

	Six Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income attributable to UGI Corporation	$792	$438
Adjustments to reconcile net income attributable to UGI Corporation to net cash provided by operating activities:
Depreciation and amortization	250	240
Deferred income tax expense (benefit), net	191	(25)
Provision for uncollectible accounts	19	20
Changes in unrealized gains and losses on derivative instruments	(185)	155
Income from equity investees	(17)	(15)
Other, net	32	(10)
Net change in:
Accounts receivable and accrued utility revenues	(573)	(436)
Income taxes receivable	(47)	—
Inventories	(27)	49
Utility deferred fuel and power costs, net of changes in unsettled derivatives	(6)	7
Accounts payable	181	61
Derivative instruments collateral deposits received (paid)	44	(29)
Other current assets	(29)	(3)
Other current liabilities	21	110
Net cash provided by operating activities	646	562
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(304)	(342)
Acquisitions of businesses and assets, net of cash and restricted cash acquired	(12)	—
Investments in equity method investees	(61)	(1)
Other, net	20	16
Net cash used by investing activities	(357)	(327)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(138)	(136)
Issuances of long-term debt, net of issuance costs	30	30
Repayments of long-term debt and finance leases	(65)	(60)
Decrease in short-term borrowings	(5)	(139)
Receivables Facility net repayments	(2)	(4)
Issuances of UGI Common Stock	6	1
Repurchases of UGI Common Stock	—	(38)
Other, net	—	(2)
Net cash used by financing activities	(174)	(348)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	3
Cash, cash equivalents and restricted cash increase (decrease)	$115	$(110)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash at end of period	$472	$401
Cash, cash equivalents and restricted cash at beginning of period	357	511
Cash, cash equivalents and restricted cash increase (decrease)	$115	$(110)
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Common stock, without par value
Balance, beginning of period	$1,419	$1,398	$1,416	$1,397
Common Stock issued in connection with employee and director plans, net of tax withheld	2	2	3	2
Equity-based compensation expense	7	9	9	11
Other	—	—	—	(1)
Balance, end of period	$1,428	$1,409	$1,428	$1,409
Retained earnings
Balance, beginning of period	$3,139	$2,798	$2,908	$2,653
Losses on common stock transactions in connection with employee and director plans	(2)	(3)	(5)	(3)
Net income attributable to UGI Corporation	489	226	792	438
Cash dividends on UGI Common Stock ($0.33, $0.325, $0.66, and $0.650, respectively)	(69)	(68)	(138)	(136)
Other	—	—	—	1
Balance, end of period	$3,557	$2,953	$3,557	$2,953
Accumulated other comprehensive income (loss)
Balance, beginning of period	$(79)	$(163)	$(147)	$(217)
Net gains (losses) on derivative instruments	4	(36)	4	(30)
Reclassification of net losses on derivative instruments	4	—	9	1
Benefit plans	1	2	1	2
Foreign currency adjustments	(56)	(33)	7	14
Balance, end of period	$(126)	$(230)	$(126)	$(230)
Treasury stock
Balance, beginning of period	$(42)	$(37)	$(49)	$(16)
Common Stock issued in connection with employee and director plans, net of tax withheld	3	2	10	4
Repurchases of UGI Common Stock	—	(15)	—	(38)
Reacquired UGI Common Stock - employee and director plans	(1)	(1)	(1)	(1)
Balance, end of period	$(40)	$(51)	$(40)	$(51)
Total UGI stockholders’ equity	$4,819	$4,081	$4,819	$4,081
Noncontrolling interests
Balance, beginning of period	$9	$9	$9	$10
Other	—	—	—	(1)
Balance, end of period	$9	$9	$9	$9
Total equity	$4,828	$4,090	$4,828	$4,090
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

Energy Services conducts, directly and through subsidiaries and affiliates, energy marketing, including renewable natural gas, midstream transmission, LNG storage, natural gas gathering and processing, natural gas production, electricity generation and energy services businesses primarily in the Mid-Atlantic region of the U.S., eastern Ohio and the panhandle of West Virginia. UGID owns electricity generation facilities principally located in Pennsylvania. Energy Services and its subsidiaries’ storage, LNG and portions of its midstream transmission operations are subject to regulation by the FERC.

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

Pending Acquisition of Mountaineer Gas Company

On December 29, 2020, UGI Corporation signed a definitive agreement to acquire Mountaineer, the largest natural gas distribution company in West Virginia for a preliminary purchase price of $540, which includes the assumption of approximately $140 of long-term debt. Mountaineer serves nearly 215,000 customers across 50 of the state’s 55 counties. The pending acquisition is subject to customary regulatory and other closing conditions, including approval by the Public Service Commission of West Virginia, and is expected to close in the second half of calendar year 2021. UGI currently expects to finance the pending acquisition through the issuance of debt and/or equity-linked securities and existing liquidity.

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
Equity Method Investments. We account for privately held equity securities of entities without readily determinable fair values in which we do not have control, but have significant influence over operating and financial policies, under the equity method. Our equity method investments are primarily comprised of PennEast, Pennant and Pine Run.
Pine Run. In February 2021, Pine Run, a company jointly owned by Stonehenge and UGI Pine Run, LLC, a wholly-owned subsidiary of Energy Services, completed the acquisition of Pine Run Midstream, LLC from an affiliate of PennEnergy and

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
minority partners for a preliminary purchase price of $205. Pine Run Midstream, LLC operates 43 miles of dry gas gathering pipeline and compression assets in Butler and Armstrong counties in western Pennsylvania. UGI Pine Run, LLC’s 49% membership interest in Pine Run totaled $57 as of March 31, 2021 and is accounted for as an equity method investment as we have the ability to exercise significant influence, but not control, over the entity.
PennEast. UGI PennEast, LLC and four other members comprising wholly owned subsidiaries of Southern Company, New Jersey Resources, South Jersey Industries, and Enbridge, Inc., each hold a 20% membership interest in PennEast. In September 2019, a panel of the U.S. Court of Appeals for the Third Circuit ruled that New Jersey’s Eleventh Amendment immunity barred PennEast from bringing an eminent domain lawsuit in federal court, under the Natural Gas Act, against New Jersey or its agencies. PennEast filed a petition for declaratory order with the FERC regarding interpretation of the Natural Gas Act; the FERC issued an order favorable to PennEast’s position on January 30, 2020. PennEast also filed a petition for a writ of certiorari to seek U.S. Supreme Court review of the Third Circuit decision on February 18, 2020. On February 3, 2021, the U.S. Supreme Court issued an order granting PennEast’s petition for a writ of certiorari. The case was argued before the U.S. Supreme Court on April 28, 2021. The ultimate outcome of these matters cannot be determined at this time, and could result in delays, additional costs, or the inability to move forward with the project, resulting in an impairment of all or a portion of our investment in PennEast.

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

	March 31, 2021	March 31, 2020	September 30, 2020	September 30, 2019
Cash and cash equivalents	$444	$297	$336	$447
Restricted cash	28	104	21	64
Cash, cash equivalents and restricted cash	$472	$401	$357	$511

Earnings Per Common Share. Basic earnings per share attributable to UGI stockholders reflect the weighted-average number of common shares outstanding. Diluted earnings per share attributable to UGI stockholders include the effects of dilutive stock options and common stock awards.

Shares used in computing basic and diluted earnings per share are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Denominator (thousands of shares):
Weighted-average common shares outstanding — basic	208,930	208,941	208,849	209,151
Incremental shares issuable for stock options and awards (a)	1,162	867	1,014	1,343
Weighted-average common shares outstanding — diluted	210,092	209,808	209,863	210,494
(a)For the three and six months ended March 31, 2021 and 2020, there were 5,102 and 8,020 shares, respectively, associated with outstanding stock option awards that were excluded from the computation of diluted earnings per share above because their effect was antidilutive.

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

For a more detailed description of the derivative instruments we use, our accounting for derivatives, our objectives for using them and other information, see Note 11.

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

Note 3 — Accounting Changes

New Accounting Standard Adopted in Fiscal 2021

Credit Losses. Effective October 1, 2020, the Company adopted ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” including subsequent amendments, using a modified retrospective transition approach. This ASU, as subsequently amended, requires entities to estimate lifetime expected credit losses for financial instruments not measured at fair value through net income, including trade and other receivables, net investments in leases, financial receivables, debt securities, and other financial instruments, which may result in earlier recognition of credit losses. Further, the new current expected credit loss model may affect how entities estimate their allowance for losses related to receivables that are current with respect to their payment terms. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

Accounting Standard Not Yet Adopted

Income Taxes. In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU simplifies the accounting for income taxes by eliminating certain exceptions within the existing guidance for recognizing deferred taxes for equity method investments, performing intraperiod allocations and calculating income taxes in interim periods. Further, this ASU clarifies existing guidance related to, among other things, recognizing deferred taxes for goodwill and allocated taxes to members of a consolidated group. This new guidance is effective for the Company for interim and annual periods beginning October 1, 2021 (Fiscal 2022). Early adoption is permitted; however, the Company expects to adopt the new guidance in the first quarter of Fiscal 2022. The Company is in the process of assessing the impact on its financial statements from the adoption of the new guidance.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Revenue Disaggregation

The following tables present our disaggregated revenues by reportable segment:

Three Months Ended March 31, 2021	Total	Eliminations (a)	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$243	$—	$—	$—	$—	$243	$—
Commercial & Industrial	96	—	—	—	—	96	—
Large delivery service	44	—	—	—	—	44	—
Off-system sales and capacity releases	22	(25)	—	—	—	47	—
Other	7	—	—	—	—	7	—
Total Utility	412	(25)	—	—	—	437	—
Non-Utility:
LPG:
Retail	1,395	—	833	562	—	—	—
Wholesale	99	—	38	61	—	—	—
Energy Marketing	514	(39)	—	186	367	—	—
Midstream:
Pipeline	48	—	—	—	48	—	—
Peaking	9	(53)	—	—	62	—	—
Other	2	—	—	—	2	—	—
Electricity Generation	3	—	—	—	3	—	—
Other	70	—	54	16	—	—	—
Total Non-Utility	2,140	(92)	925	825	482	—	—
Total revenues from contracts with customers	2,552	(117)	925	825	482	437	—
Other revenues (b)	29	(1)	15	9	2	5	(1)
Total revenues	$2,581	$(118)	$940	$834	$484	$442	$(1)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Three Months Ended March 31, 2020	Total	Eliminations (a)	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$212	$—	$—	$—	$—	$212	$—
Commercial & Industrial	95	—	—	—	—	95	—
Large delivery service	42	—	—	—	—	42	—
Off-system sales and capacity releases	22	(16)	—	—	—	38	—
Other	5	—	—	—	—	5	—
Total Utility	376	(16)	—	—	—	392	—
Non-Utility:
LPG:
Retail	1,195	—	712	483	—	—	—
Wholesale	74	—	19	55	—	—	—
Energy Marketing	419	(22)	—	144	297	—	—
Midstream:
Pipeline	45	—	—	—	45	—	—
Peaking	3	(54)	—	—	57	—	—
Other	1	—	—	—	1	—	—
Electricity Generation	8	—	—	—	8	—	—
Other	82	(2)	56	18	10	—	—
Total Non-Utility	1,827	(78)	787	700	418	—	—
Total revenues from contracts with customers	2,203	(94)	787	700	418	392	—
Other revenues (b)	26	—	15	4	4	1	2
Total revenues	$2,229	$(94)	$802	$704	$422	$393	$2

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Six Months Ended March 31, 2021	Total	Eliminations (a)	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$408	$—	$—	$—	$—	$408	$—
Commercial & Industrial	156	—	—	—	—	156	—
Large delivery service	84	—	—	—	—	84	—
Off-system sales and capacity releases	37	(39)	—	—	—	76	—
Other	11	(1)	—	—	—	12	—
Total Utility	696	(40)	—	—	—	736	—
Non-Utility:
LPG:
Retail	2,450	—	1,405	1,045	—	—	—
Wholesale	158	—	57	101	—	—	—
Energy Marketing	894	(65)	—	341	618	—	—
Midstream:
Pipeline	93	—	—	—	93	—	—
Peaking	11	(89)	—	—	100	—	—
Other	4	—	—	—	4	—	—
Electricity Generation	7	—	—	—	7	—	—
Other	142	—	110	32	—	—	—
Total Non-Utility	3,759	(154)	1,572	1,519	822	—	—
Total revenues from contracts with customers	4,455	(194)	1,572	1,519	822	736	—
Other revenues (b)	58	(2)	34	15	3	6	2
Total revenues	$4,513	$(196)	$1,606	$1,534	$825	$742	$2

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Six Months Ended March 31, 2020	Total	Eliminations (a)	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$396	$—	$—	$—	$—	$396	$—
Commercial & Industrial	163	—	—	—	—	163	—
Large delivery service	83	—	—	—	—	83	—
Off-system sales and capacity releases	39	(30)	—	—	—	69	—
Other	9	(1)	—	—	—	10	—
Total Utility	690	(31)	—	—	—	721	—
Non-Utility:
LPG:
Retail	2,289	—	1,343	946	—	—	—
Wholesale	140	—	41	99	—	—	—
Energy Marketing	782	(48)	—	268	562	—	—
Midstream:
Pipeline	88	—	—	—	88	—	—
Peaking	7	(92)	—	—	99	—	—
Other	3	—	—	—	3	—	—
Electricity Generation	17	—	—	—	17	—	—
Other	162	(2)	115	30	19	—	—
Total Non-Utility	3,488	(142)	1,499	1,343	788	—	—
Total revenues from contracts with customers	4,178	(173)	1,499	1,343	788	721	—
Other revenues (b)	58	(1)	33	12	7	1	6
Total revenues	$4,236	$(174)	$1,532	$1,355	$795	$722	$6

(a)Includes intersegment revenues principally among Midstream & Marketing, UGI Utilities and AmeriGas Propane.
(b)Primarily represents revenues from tank rentals at AmeriGas Propane and UGI International, revenues from certain gathering assets at Midstream & Marketing, revenues from alternative revenue programs at UGI Utilities, and gains and losses on commodity derivative instruments not associated with current-period transactions reflected in Corporate & Other, none of which are within the scope of ASC 606 and are accounted for in accordance with other GAAP.

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
Contract liabilities arise when payment from a customer is received before the performance obligations have been satisfied and represent the Company’s obligations to transfer goods or services to a customer for which we have received consideration. The balances of contract liabilities were $93, $161 and $88 at March 31, 2021, September 30, 2020 and March 31, 2020, respectively, and are included in “Other current liabilities” and “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets. Revenues recognized for the six months ended March 31, 2021 and 2020, from the amounts included in contract liabilities at September 30, 2020 and 2019, were $131 and $116, respectively.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Remaining Performance Obligations
The Company excludes disclosures related to the aggregate amount of the transaction price allocated to certain performance obligations that are unsatisfied as of the end of the reporting period because these contracts have an initial expected term of one year or less, or we have a right to bill the customer in an amount that corresponds directly with the value of services provided to the customer to date. Certain contracts with customers at Midstream & Marketing and UGI Utilities contain minimum future performance obligations through 2047 and 2053, respectively. At March 31, 2021, Midstream & Marketing and UGI Utilities expect to record approximately $2.1 billion and $0.2 billion of revenues, respectively, related to the minimum future performance obligations over the remaining terms of the related contracts.

Note 5 — Inventories

Inventories comprise the following:

	March 31, 2021	September 30, 2020	March 31, 2020
Non-utility LPG and natural gas	$179	$164	$110
Gas Utility natural gas	3	20	3
Materials, supplies and other	86	57	67
Total inventories	$268	$241	$180

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

	March 31, 2021	September 30, 2020	March 31, 2020
Regulatory assets (a):
Income taxes recoverable	$128	$124	$127
Underfunded pension and postretirement plans	169	175	172
Environmental costs	59	61	57
Removal costs, net	24	26	25
Other	18	11	10
Total regulatory assets	$398	$397	$391
Regulatory liabilities (a):
Postretirement benefit overcollections	$12	$13	$14
Deferred fuel and power refunds	17	29	11
State tax benefits — distribution system repairs	29	28	28
PAPUC Temporary Rates Order	2	7	15
Excess federal deferred income taxes	270	274	277
Other	5	2	1
Total regulatory liabilities	$335	$353	$346
(a)Current regulatory assets are included in “Prepaid expenses and other current assets” and regulatory liabilities are included in “Other current liabilities” and “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets.

Deferred Fuel and Power Refunds. Gas Utility’s and Electric Utility’s tariffs contain clauses that permit recovery of all prudently incurred purchased gas and power costs through the application of PGC rates in the case of Gas Utility and DS tariffs in the case of Electric Utility. These clauses provide for periodic adjustments to PGC and DS rates for differences between the

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
total amount of purchased gas and electric generation supply costs billed to customers and recoverable costs incurred. Net undercollected costs are classified as a regulatory asset and net overcollections are classified as a regulatory liability.

Gas Utility uses derivative instruments to reduce volatility in the cost of gas it purchases for retail core-market customers. Realized and unrealized gains or losses on natural gas derivative instruments are included in deferred fuel and power costs or refunds. Net unrealized gains (losses) on such contracts at March 31, 2021, September 30, 2020 and March 31, 2020 were $1, $8 and $(1), respectively.

Other Regulatory Matters

Base Rate Filings. On February 8, 2021, Electric Utility filed a rate request with the PAPUC to increase its annual base distribution revenues by $9. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable electric service. Electric Utility requested that the new electric rates become effective April 9, 2021. The PAPUC entered an Order on March 11, 2021, suspending the effective date for the rate increase to allow for investigation and public hearings. Unless a settlement is reached sooner, this review process is expected to last up to nine months from the date of filing. The Company cannot predict the timing or the ultimate outcome of the rate case review process.

On January 28, 2020, Gas Utility filed a request with the PAPUC to increase its annual base distribution operating revenues by $75 annually. On October 8, 2020, the PAPUC issued a final Order approving a settlement that permits Gas Utility to increase its annual base distribution rates by $20, through a phased approach, with $10 beginning January 1, 2021 and an additional $10 beginning July 1, 2021. Additionally, Gas Utility was authorized to implement a DSIC once Gas Utility total property, plant and equipment less accumulated depreciation reached $2,875. This threshold was achieved in December 2020, and Gas Utility implemented a DSIC effective April 1, 2021. The PAPUC’s final Order also includes enhanced COVID-19 customer assistance measures, including the establishment of an Emergency Relief Program for a defined set of payment troubled customers (“ERP”). Additionally, the PAPUC’s final Order permits Gas Utility to establish a regulatory asset for certain incremental expenses attributable to the ongoing COVID-19 pandemic, most notably expenses related to the ERP and uncollectible accounts expense, through the effective date of rates in the next Gas Utility base rate case, to be recovered and amortized over a 10-year period. In accordance with the terms of the PAPUC’s final Order, Gas Utility is not permitted to file a rate case prior to January 1, 2022.

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

Note 7 — Debt

Subsequent Events

UGI Corporation Senior Credit Facility. On April 29, 2021, the Company repaid $30 of borrowings on its five-year $300 revolving credit facility under the UGI Corporation Senior Credit Facility. As a result of this repayment, the Company classified these repayments as “Current maturities of long-term debt” on the March 31, 2021 Condensed Consolidated Balance Sheet. The remaining $245 of outstanding borrowings on this revolving credit facility are classified as “Long-term debt” on the March 31, 2021 Condensed Consolidated Balance Sheet as management intends to maintain a substantial portion of these borrowings beyond twelve months from balance sheet date.

Also, on May 4, 2021, UGI amended the existing UGI Corporation Senior Credit Facility. The 2021 UGI Corporation Senior Credit Facility (1) extends the maturity date of the previous three-year $300 term loan included in the existing UGI Corporation Senior Credit Facility, which is now due in May 2025; and (2) includes a new four-year $300 term loan commitment. Proceeds

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
from new borrowings under the 2021 UGI Corporation Senior Credit Facility may be used to finance a portion of the Mountaineer Acquisition and for general corporate purposes.

New borrowings under the 2021 UGI Corporation Senior Credit Facility bear interest subject to our election, at either (1) the associated prime rate plus a margin or (2) an adjusted LIBOR or an alternate benchmark rate plus a margin and are due in their entirety at the maturity date. The applicable margin on the new borrowings, which is dependent upon a ratio of consolidated net indebtedness to consolidated EBITDA, as defined, or UGI’s credit ratings, ranges from 0.125% to 1.50% if the prime rate option is elected and 1.125% to 2.50% if the LIBOR option is elected.

The 2021 UGI Corporation Senior Credit Facility restricts the ability of UGI to, among other things, incur additional indebtedness, make investments, incur liens, and effect mergers, consolidations and sales of assets. The 2021 UGI Corporation Senior Credit Facility also requires UGI not to exceed a ratio of consolidated net indebtedness to consolidated EBITDA, each as defined and calculated on a rolling four-quarter basis as of the last day of each fiscal quarter of 4.50 to 1.00 and raised to 4.75 to 1.00 during an Acquisition Period, as defined by the agreement. Under certain circumstances relating to UGI’s credit ratings, UGI may also be required to maintain a ratio of consolidated EBITDA to consolidated interest expense, each as defined, as of the last day of each fiscal quarter of not less than 3.50 to 1.00.

Note 8 — Commitments and Contingencies

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
Prior to October 1, 2020, UGI Utilities was subject to three COAs with the PADEP to address the remediation of specified former MGP sites in Pennsylvania and, in the case of one COA, the plugging of specified natural gas wells. Effective October 1, 2020, the COAs were consolidated into one agreement that supersedes the existing agreements, and which is scheduled to terminate at the end of 2031. In accordance with the consolidated COA, UGI Utilities is required to either obtain a certain number of points per calendar year based on defined eligible environmental investigatory and/or remedial activities at the MGPs, or make expenditures for such activities in an amount equal to an annual environmental minimum expenditure threshold. The annual minimum expenditure required under the consolidated COA is $5. The consolidated COA permits the transfer of the specified wells, with related costs counted towards the annual minimum expenditure. At March 31, 2021, September 30, 2020 and March 31, 2020, our aggregate estimated accrued liabilities for environmental investigation and remediation costs related to the current COA and the predecessor agreements totaled $50, $53 and $49, respectively.

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

The NYDEC commenced implementation of the remediation plan in the spring of 2018. Based on our evaluation of the available information as of March 31, 2021, the Partnership has an undiscounted environmental remediation liability of $8 related to the site. Our share of the actual remediation costs could be significantly more or less than the accrued amount.

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

On October 2, 2019, the Partnership reached an agreement to resolve the claims of the direct purchaser class of plaintiffs; the agreement received final court approval on June 18, 2020. On September 18, 2020, the Partnership and counsel for the indirect purchaser plaintiffs filed a joint statement with the court that they had reached an agreement in principle to settle the claims of the remaining classes and plaintiffs; the settlement received final court approval on March 30, 2021.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 9 — Defined Benefit Pension and Other Postretirement Plans

The Company maintains defined benefit plans and other postretirement plans for certain current and former employees. The service cost component of our pension and other postretirement plans, net of amounts capitalized, is reflected in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income. The non-service cost component, net of amounts capitalized by UGI Utilities as a regulatory asset, is reflected in “Other non-operating income (expense), net” on the Condensed Consolidated Statements of Income. Other postretirement benefit cost was not material for all periods presented. Net periodic pension cost includes the following components:

	Pension Benefits
Three Months Ended March 31,	2021	2020
Service cost	$3	$3
Interest cost	6	6
Expected return on assets	(10)	(9)
Curtailment gain	—	(1)
Amortization of:
Actuarial loss	3	3
Net cost	$2	$2

Six Months Ended March 31,	2021	2020
Service cost	$6	$6
Interest cost	11	12
Expected return on assets	(20)	(19)
Curtailment gain	—	(1)
Amortization of:
Actuarial loss	7	7
Net cost	$4	$5

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 10 — Fair Value Measurements

Recurring Fair Value Measurements

The following table presents, on a gross basis, our financial assets and liabilities, including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
March 31, 2021:
Derivative instruments:
Assets:
Commodity contracts	$73	$162	$—	$235
Foreign currency contracts	$—	$25	$—	$25
Liabilities:
Commodity contracts	$(63)	$(9)	$—	$(72)
Foreign currency contracts	$—	$(12)	$—	$(12)
Interest rate contracts	$—	$(39)	$—	$(39)
Non-qualified supplemental postretirement grantor trust investments (a)	$40	$—	$—	$40
September 30, 2020:
Derivative instruments:
Assets:
Commodity contracts	$68	$39	$—	$107
Foreign currency contracts	$—	$32	$—	$32
Liabilities:
Commodity contracts	$(54)	$(64)	$—	$(118)
Foreign currency contracts	$—	$(14)	$—	$(14)
Interest rate contracts	$—	$(55)	$—	$(55)
Non-qualified supplemental postretirement grantor trust investments (a)	$42	$—	$—	$42
March 31, 2020:
Derivative instruments:
Assets:
Commodity contracts	$36	$12	$—	$48
Foreign currency contracts	$—	$59	$—	$59
Liabilities:
Commodity contracts	$(92)	$(222)	$—	$(314)
Foreign currency contracts	$—	$(7)	$—	$(7)
Interest rate contracts	$—	$(54)	$—	$(54)
Non-qualified supplemental postretirement grantor trust investments (a)	$39	$—	$—	$39
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

	March 31, 2021	September 30, 2020	March 31, 2020
Carrying amount	$6,046	$6,081	$5,879
Estimated fair value	$6,362	$6,504	$5,736

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
The remainder of our long-term debt is typically issued at fixed rates of interest. As this long-term debt matures, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time, we enter into IRPAs. We account for IRPAs as cash flow hedges. There were no unsettled IRPAs during any of the periods presented. At March 31, 2021, the amount of pre-tax net losses associated with interest rate hedges (excluding pay-fixed, receive-variable interest rate swaps) expected to be reclassified into earnings during the next twelve months is $4.

Foreign Currency Exchange Rate Risk

Forward Foreign Currency Exchange Contracts

In order to reduce the volatility in net income associated with our foreign operations, principally as a result of changes in the U.S. dollar exchange rate to the euro and British pound sterling, we enter into forward foreign currency exchange contracts. We layer in these foreign currency exchange contracts over a multi-year period to eventually equal approximately 90% of anticipated UGI International foreign currency earnings before income taxes. Because these contracts are not designated as hedging instruments, realized and unrealized gains and losses on these contracts are recorded in “Other non-operating income (expense), net,” on the Condensed Consolidated Statements of Income.

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

Our euro-denominated long-term debt has also been designated as net investment hedges of a portion of our UGI International euro-denominated net investment. We recognized pre-tax gains (losses) associated with these net investment hedges in the

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
cumulative translation adjustment component in AOCI of $31 and $11 during the three months ended March 31, 2021 and 2020, respectively, $(1) and $(9) during the six months ended March 31, 2021 and 2020, respectively.

Quantitative Disclosures Related to Derivative Instruments

The following table summarizes by derivative type the gross notional amounts related to open derivative contracts at March 31, 2021, September 30, 2020 and March 31, 2020, and the final settlement dates of the Company's open derivative contracts as of March 31, 2021, excluding those derivatives that qualified for the NPNS exception:

			Notional Amounts (in millions)
Type	Units	Settlements Extending Through	March 31, 2021	September 30, 2020	March 31, 2020
Commodity Price Risk:
Regulated Utility Operations
Gas Utility NYMEX natural gas futures and option contracts	Dekatherms	February 2022	12	22	11
Non-utility Operations
LPG swaps	Gallons	September 2023	557	846	816
Natural gas futures, forward, basis swap, options and pipeline contracts	Dekatherms	September 2025	338	339	343
Electricity forward and futures contracts	Kilowatt hours	December 2024	4,773	4,705	3,663
Interest Rate Risk:
Interest rate swaps	Euro	October 2022	€300	€300	€300
Interest rate swaps	USD	July 2024	$1,302	$1,344	$1,351
Foreign Currency Exchange Rate Risk:
Forward foreign currency exchange contracts	USD	January 2024	$384	$511	$460
Net investment hedge forward foreign exchange contracts	Euro	October 2024	€173	€173	€173

Derivative Instrument Credit Risk

We are exposed to risk of loss in the event of nonperformance by our derivative instrument counterparties. Our derivative instrument counterparties principally comprise large energy companies and major U.S. and international financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits or entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. Certain of these agreements call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. Additionally, our commodity exchange traded futures contracts generally require cash deposits in margin accounts. Restricted cash in brokerage accounts is reported in “Restricted cash” on the Condensed Consolidated Balance Sheets. Although we have concentrations of credit risk associated with derivative instruments, the maximum amount of loss we would incur if these counterparties failed to perform according to the terms of their contracts, based upon the gross fair values of the derivative instruments, was not material at March 31, 2021. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At March 31, 2021, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Fair Value of Derivative Instruments

The following table presents the Company’s derivative assets and liabilities by type, as well as the effects of offsetting:

	March 31, 2021	September 30, 2020	March 31, 2020
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	$16	$17	$28
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	2	7	1
Derivatives not designated as hedging instruments:
Commodity contracts	233	100	47
Foreign currency contracts	9	15	31
	242	115	78
Total derivative assets — gross	260	139	107
Gross amounts offset in the balance sheet	(35)	(57)	(26)
Cash collateral received	(37)	—	—
Total derivative assets — net	$188	$82	$81
Derivative liabilities:
Derivatives designated as hedging instruments:
Interest rate contracts	$(39)	$(55)	$(54)
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	(1)	—	(2)
Derivatives not designated as hedging instruments:
Commodity contracts	(71)	(118)	(312)
Foreign currency contracts	(12)	(14)	(7)
	(83)	(132)	(319)
Total derivative liabilities — gross	(123)	(187)	(375)
Gross amounts offset in the balance sheet	35	57	26
Cash collateral pledged	—	7	58
Total derivative liabilities — net	$(88)	$(123)	$(291)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Effects of Derivative Instruments

The following tables provide information on the effects of derivative instruments on the Condensed Consolidated Statements of Income and changes in AOCI:

Three Months Ended March 31,:
	Gain (Loss) Recognized in AOCI		Loss Reclassified from AOCI into Income		Location of Loss Reclassified from AOCI into Income
Cash Flow Hedges:	2021	2020	2021	2020
Interest rate contracts	6	(50)	(6)	(1)	Interest expense

Net Investment Hedges:
Foreign currency contracts	$7	$14

	Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2021	2020	Location of Gain (Loss) Recognized in Income
Commodity contracts	$(2)	$6	Revenues
Commodity contracts	135	(206)	Cost of sales
Commodity contracts	(2)	—	Operating and administrative expenses
Foreign currency contracts	17	11	Other non-operating income (expense), net
Total	$148	$(189)

Six Months Ended March 31,:
	Gain (Loss) Recognized in AOCI		Loss Reclassified from AOCI into Income		Location of Loss Reclassified from AOCI into Income
Cash Flow Hedges:	2021	2020	2021	2020
Interest rate contracts	$6	$(42)	$(13)	$(2)	Interest expense

Net Investment Hedges:
Foreign currency contracts	$(1)	$10

	Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2021	2020	Location of Gain (Loss) Recognized in Income
Commodity contracts	$1	$8	Revenues
Commodity contracts	238	(239)	Cost of sales
Commodity contracts	5	—	Other operating income, net
Foreign currency contracts	(3)	—	Other non-operating income (expense), net
Total	$241	$(231)

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 12 — Accumulated Other Comprehensive Income (Loss)

The tables below present changes in AOCI, net of tax:

Three Months Ended March 31, 2021	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — December 31, 2020	$(26)	$(49)	$(4)	$(79)
Other comprehensive income (loss) before reclassification adjustments	—	4	(56)	(52)
Amounts reclassified from AOCI	1	4	—	5
Other comprehensive income (loss) attributable to UGI	1	8	(56)	(47)
AOCI — March 31, 2021	$(25)	$(41)	$(60)	$(126)

Three Months Ended March 31, 2020	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — December 31, 2019	$(26)	$(18)	$(119)	$(163)
Other comprehensive loss before reclassification adjustments	—	(36)	(33)	(69)
Amounts reclassified from AOCI	2	—	—	2
Other comprehensive income (loss) attributable to UGI	2	(36)	(33)	(67)
AOCI — March 31, 2020	$(24)	$(54)	$(152)	$(230)

Six Months Ended March 31, 2021	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2020	$(26)	$(54)	$(67)	$(147)
Other comprehensive income before reclassification adjustments	—	4	7	11
Amounts reclassified from AOCI	1	9	—	10
Other comprehensive income attributable to UGI	1	13	7	21
AOCI — March 31, 2021	$(25)	$(41)	$(60)	$(126)

Six Months Ended March 31, 2020	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2019	$(26)	$(25)	$(166)	$(217)
Other comprehensive (loss) income before reclassification adjustments	—	(30)	14	(16)
Amounts reclassified from AOCI	2	1	—	3
Other comprehensive income (loss) attributable to UGI	2	(29)	14	(13)
AOCI — March 31, 2020	$(24)	$(54)	$(152)	$(230)

Note 13 — Segment Information

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Three Months Ended March 31, 2021	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing		UGI Utilities	Corporate & Other (a)
Revenues from external customers	$2,581	$—		$940	$834	$392		$417	$(2)
Intersegment revenues	$—	$(118)	(b)	$—	$—	$92		$25	$1
Cost of sales	$1,274	$(117)	(b)	$431	$491	$343		$202	$(76)
Operating income	$671	$—		$239	$147	$90		$142	$53
Income from equity investees	10	—		—	—	10	(c)	—	—
Other non-operating income, net	18	—		—	2	—		—	16
Earnings before interest expense and income taxes	699	—		239	149	100		142	69
Interest expense	(78)	—		(40)	(6)	(11)		(14)	(7)
Income before income taxes	$621	$—		$199	$143	$89		$128	$62
Depreciation and amortization	$126	$—		$44	$34	$19		$29	$—
Capital expenditures (including the effects of accruals)	$124	$—		$30	$18	$12		$64	$—

Three Months Ended March 31, 2020	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing		UGI Utilities	Corporate & Other (a)
Revenues from external customers	$2,229	$—		$802	$704	$344		$377	$2
Intersegment revenues	$—	$(94)	(b)	$—	$—	$78		$16	$—
Cost of sales	$1,248	$(94)	(b)	$325	$402	$299		$185	$131
Operating income (loss)	$362	$—		$206	$117	$71		$116	$(148)
Income from equity investees	8	—		—	—	8	(c)	—	—
Other non-operating income, net	12	—		—	9	—		—	3
Earnings (loss) before interest expense and income taxes	382	—		206	126	79		116	(145)
Interest expense	(83)	—		(41)	(8)	(11)		(13)	(10)
Income (loss) before income taxes	$299	$—		$165	$118	$68		$103	$(155)
Depreciation and amortization	$121	$—		$45	$31	$19		$26	$—
Capital expenditures (including the effects of accruals)	$158	$—		$35	$22	$23		$78	$—

Six Months Ended March 31, 2021	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing		UGI Utilities	Corporate & Other (a)
Revenues from external customers	$4,513	$—		$1,606	$1,534	$671		$702	$—
Intersegment revenues	$—	$(196)	(b)	$—	$—	$154		$40	$2
Cost of sales	$2,107	$(194)	(b)	$703	$874	$580		$334	$(190)
Operating income	$1,173	$—		$380	$282	$142		$219	$150
Income from equity investees	17	—		—	—	17	(c)	—	—
Other non-operating (expense) income, net	(1)	—		—	3	—		1	(5)
Earnings before interest expense and income taxes	1,189	—		380	285	159		220	145
Interest expense	(156)	—		(80)	(13)	(21)		(28)	(14)
Income before income taxes	$1,033	$—		$300	$272	$138		$192	$131
Depreciation and amortization	$250	$—		$87	$67	$37		$58	$1
Capital expenditures (including the effects of accruals)	$276	$—		$57	$47	$29		$143	$—
As of March 31, 2021
Total assets	$14,945	$(227)		$4,515	$3,576	$2,893		$3,982	$206

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Six Months Ended March 31, 2020	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing		UGI Utilities	Corporate & Other (a)
Revenues from external customers	$4,236	$—		$1,532	$1,355	$653		$691	$5
Intersegment revenues	$—	$(174)	(b)	$—	$—	$142		$31	$1
Cost of sales	$2,256	$(173)	(b)	$614	$770	$563		$336	$146
Operating income (loss)	$739	$—		$371	$213	$126		$208	$(179)
Income from equity investees	15	—		—	—	15	(c)	—	—
Other non-operating income (expense), net	—	—		—	13	—		—	(13)
Earnings (loss) before interest expense and income taxes	754	—		371	226	141		208	(192)
Interest expense	(167)	—		(83)	(15)	(23)		(27)	(19)
Income (loss) before income taxes	$587	$—		$288	$211	$118		$181	$(211)
Depreciation and amortization	$240	$—		$89	$62	$37		$52	$—
Capital expenditures (including the effects of accruals)	$311	$—		$74	$42	$46		$149	$—
As of March 31, 2020
Total assets	$14,136	$(370)		$4,509	$3,227	$2,824		$3,730	$216

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
(a)Corporate & Other includes specific items attributable to our reportable segments that are not included in the segment profit measures used by our CODM in assessing our reportable segments’ performance or allocating resources. The following table presents such pre-tax gains (losses) which have been included in Corporate & Other, and the reportable segments to which they relate:

Three Months Ended March 31, 2021	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
Net losses on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$—	$(2)
Net gains on commodity derivative instruments not associated with current-period transactions	Cost of sales	$27	$48	$1
Unrealized gains on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$15	$—
Business transformation expenses	Operating and administrative expenses	$(14)	$(3)	$—

Three Months Ended March 31, 2020	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
Net gains on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$—	$3
Net (losses) gains on commodity derivative instruments not associated with current-period transactions	Cost of sales	$(21)	$(118)	$6
Unrealized gains on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$2	$—
Acquisition and integration expenses associated with the CMG Acquisition	Operating and administrative expenses	$—	$—	$(1)
Business transformation expenses	Operating and administrative expenses	$(13)	$(6)	$—

Six Months Ended March 31, 2021	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Cost of sales	$64	$154	$(28)
Unrealized losses on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$(5)	$—
Business transformation expenses	Operating and administrative expenses	$(26)	$(6)	$—

Six Months Ended March 31, 2020	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
Net gains on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$—	$5
Net losses on commodity derivative instruments not associated with current-period transactions	Cost of sales	$(12)	$(132)	$(3)
Unrealized losses on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$(13)	$—
Acquisition and integration expenses associated with the CMG Acquisition	Operating and administrative expenses	$—	$—	$(2)
Business transformation expenses	Operating and administrative expenses	$(24)	$(12)	$—

(b)Represents the elimination of intersegment transactions principally among Midstream & Marketing, UGI Utilities and AmeriGas Propane.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
(c)Includes AFUDC associated with PennEast and equity income primarily from Pennant and Pine Run.

Note 14 — Business Transformation Initiatives

AmeriGas and UGI International. Beginning in Fiscal 2019, we began executing on multi-year business transformation initiatives at our AmeriGas Propane and UGI International business segments. These initiatives are designed to improve long-term operational performance by, among other things, reducing costs and improving efficiency in the areas of sales and marketing, supply and logistics, operations, purchasing, and administration. In addition, these business transformation initiatives focus on enhancing the customer experience through, among other things, enhanced customer relationship management and an improved digital customer experience. In connection with these initiatives, we recognized expenses of $17 and $19 during the three months ended March 31, 2021 and 2020, respectively, and $32 and $36 during the six months ended March 31, 2021 and 2020, respectively. These expenses principally comprising consulting, advisory, marketing and employee-related costs and are primarily reflected in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income.

Corporate Services. Beginning in Fiscal 2020, we initiated a transformation project focused on our support functions including: finance, procurement, human resources, and information technology. This initiative will standardize processes and activities across our global platform, while leveraging the use of best practices and efficiencies between our businesses. Amounts reflected in “Operating and administrative expenses” on the Condensed Consolidated Statement of Income in connection with this initiative, during the three and six months ended March 31, 2021, were not material.

Note 15 — Impact of Global Pandemic

In March 2020, the WHO declared a global pandemic attributable to the outbreak and continued spread of COVID-19 that has had a significant impact throughout the global economy. In connection with the mitigation and containment procedures recommended by the WHO, the CDC, and as imposed by federal, state, and local governmental authorities, including shelter-in-place orders, quarantines and similar restrictions, the Company implemented a variety of procedures to protect our employees, third-party business partners, and customers worldwide. The Company continues to provide essential products and services to its global customers in a safe and reliable manner, and will continue to do so in compliance with mandated restrictions presented by each of the markets it serves. The Company continues to evaluate and react to the potential effects of a prolonged disruption and the continued impact on its results of operations. These items may include, but are not limited to: the financial condition of its customers; decreased availability and demand for its products and services; realization of accounts receivable; impairment considerations related to certain current assets, long-lived assets and goodwill; delays related to current and future projects; and the effects of government stimulus efforts including tax legislation in response to COVID-19. While its operations and financial performance continue to be impacted by COVID-19, the Company cannot predict the duration or magnitude of the pandemic and the total effects on its business, financial position, results of operations, liquidity or cash flows at this time.

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

ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Company’s results of operations for the 2021 three-month period with the 2020 three-month period and the 2021 six-month period with the 2020 six-month period. Our analyses of results of operations should be read in conjunction with the segment information included in Note 13 to Condensed Consolidated Financial Statements.

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

Recent Developments

Pending Acquisition of Mountaineer Gas Company
On December 29, 2020, UGI Corporation signed a definitive agreement to acquire Mountaineer, the largest natural gas distribution company in West Virginia for a preliminary purchase price of $540 million, which includes the assumption of approximately $140 million of long-term debt. Mountaineer serves nearly 215,000 customers across 50 of the state’s 55 counties. The pending acquisition is subject to customary regulatory and other closing conditions, including approval by the Public Service Commission of West Virginia, and is expected to close in the second half of calendar year 2021. UGI currently expects to finance the pending acquisition through the issuance of debt and/or equity-linked securities and existing liquidity.

COVID-19 Pandemic
In March 2020, the WHO declared a global pandemic attributable to the outbreak and continued spread of COVID-19 that has had a significant impact throughout the global economy. In connection with the mitigation and containment procedures recommended by the WHO, the CDC, and as imposed by federal, state, and local governmental authorities, including shelter-in-place orders, quarantines and similar restrictions, we implemented a variety of procedures to protect our employees, third-party business partners, and customers worldwide. Although our results continue to be impacted by COVID-19 in Fiscal 2021, we continue to provide essential products and services to our global customers in a safe and reliable manner and will continue to do so in compliance with mandated restrictions presented by each of the markets we serve. We continue to evaluate and react to the potential effects of a prolonged disruption and the continued impact on our results of operations. These items may include, but are not limited to: the financial condition of our customers; decreased availability and demand for our products and services; realization of accounts receivable; impairment considerations related to certain current assets, long-lived assets and goodwill; delays related to current and future projects; and the effects of government stimulus efforts including tax legislation (see “Interest Expense and Income Taxes” below) in response to COVID-19.
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

UGI CORPORATION AND SUBSIDIARIES
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
UGI does not designate its commodity and certain foreign currency derivative instruments as hedges under GAAP. Volatility in net income attributable to UGI Corporation can occur as a result of gains and losses on such derivative instruments not associated with current-period transactions. These gains and losses result principally from recording changes in unrealized gains and losses on unsettled commodity and certain foreign currency derivative instruments and, to a much lesser extent, certain realized gains and losses on settled commodity derivative instruments that are not associated with current-period transactions. However, because these derivative instruments economically hedge anticipated future purchases or sales of energy commodities, or in the case of certain foreign currency derivatives reduce volatility in anticipated future earnings associated with our foreign operations, we expect that such gains or losses will be largely offset by gains or losses on anticipated future energy commodity transactions or mitigate volatility in anticipated future earnings. Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for, the comparable GAAP measures.
The following tables reflect the adjustments referred to above and reconcile net income attributable to UGI Corporation, the most directly comparable GAAP measure, to adjusted net income attributable to UGI Corporation, and reconcile diluted earnings per share, the most directly comparable GAAP measure, to adjusted diluted earnings per share:

UGI CORPORATION AND SUBSIDIARIES

Adjusted net income attributable to UGI Corporation	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in millions)	2021	2020	2021	2020
AmeriGas Propane	$150	$122	$224	$213
UGI International	99	75	191	148
Midstream & Marketing	64	50	99	86
UGI Utilities	99	82	148	143
Corporate & Other (a)	77	(103)	130	(152)
Net income attributable to UGI Corporation	489	226	792	438
Net (gains) losses on commodity derivative instruments not associated with current-period transactions (net of tax of $22, $(41), $53, and $(43), respectively)	(52)	89	(137)	99
Unrealized (gains) losses on foreign currency derivative instruments (net of tax of $4, $1, $(1), and $(3), respectively)	(11)	(1)	4	10
Acquisition and integration expenses associated with the CMG Acquisition (net of tax of $0, $(1), $0, and $(1), respectively)	—	—	—	1
Acquisition expenses associated with the pending Mountaineer Acquisition (net of tax of $0, $0, $(1), and $0, respectively)	1	—	2	—
Business transformation expenses (net of tax of $(5), $(5), $(9), and $(10), respectively)	14	14	27	26
Impact of change in Italian tax law (b)	(23)	—	(23)	—
Total adjustments (a) (c)	(71)	102	(127)	136
Adjusted net income attributable to UGI Corporation	$418	$328	$665	$574

	Three Months Ended March 31,		Six Months Ended March 31,
Adjusted diluted earnings per share	2021	2020	2021	2020
AmeriGas Propane	$0.71	$0.58	$1.07	$1.01
UGI International	0.47	0.36	0.91	0.70
Midstream & Marketing	0.31	0.24	0.47	0.41
UGI Utilities	0.47	0.39	0.71	0.68
Corporate & Other (a)	0.37	(0.50)	0.61	(0.72)
Earnings per share - diluted	2.33	1.07	3.77	2.08
Net (gains) losses on commodity derivative instruments not associated with current-period transactions	(0.25)	0.43	(0.65)	0.47
Unrealized (gains) losses on foreign currency derivative instruments	(0.05)	(0.01)	0.02	0.05
Acquisition and integration expenses associated with the CMG Acquisition	—	—	—	0.01
Acquisition expenses associated with the pending Mountaineer Acquisition	—	—	0.01	—
Business transformation expenses	0.07	0.07	0.13	0.12
Impact of change in Italian tax law (b)	(0.11)	—	(0.11)	—
Total adjustments (a)	(0.34)	0.49	(0.60)	0.65
Adjusted earnings per share - diluted	$1.99	$1.56	$3.17	$2.73

(a)Corporate & Other includes certain adjustments made to our reporting segments in arriving at net income attributable to UGI Corporation. These adjustments have been excluded from the segment results to align with the measure used by our CODM in assessing segment performance and allocating resources.  See Note 13 to Condensed Consolidated Financial

UGI CORPORATION AND SUBSIDIARIES
Statements for additional information related to these adjustments, as well as other items included within Corporate & Other.
(b)See “Interest Expense and Income Taxes” below for additional information related to this adjustment.
(c)Income taxes associated with pre-tax adjustments determined using statutory business unit tax rates.

EXECUTIVE OVERVIEW

2021 three-month period compared with 2020 three-month period

Discussion. Net income attributable to UGI Corporation for the 2021 three-month period was $489 million (equal to $2.33 per diluted share) compared to $226 million (equal to $1.07 per diluted share) during the 2020 three-month period. Net income attributable to UGI Corporation in the 2021 three-month period reflects net gains from changes in unrealized commodity derivative instruments and certain foreign currency derivative instruments compared to net losses on comparable instruments in the prior-year period. Net income attributable to UGI Corporation also reflects business transformation expenses of $14 million in both the 2021 and 2020 three-month periods, as well as a $23 million tax benefit in the 2021 three-month period related to an election made in connection with a tax law change in Italy.

Adjusted net income attributable to UGI Corporation for the 2021 three-month period was $418 million (equal to $1.99 per diluted share) compared to $328 million (equal to $1.56 per diluted share) during the 2020 three-month period. The increase in adjusted net income attributable to UGI Corporation during the 2021 three-month period largely reflects higher earnings contributions from each of our business segments which benefited from colder weather compared to the prior-year period, higher average LPG unit margins including effective margin management efforts, and the increase in UGI Utilities base rates that went into effect on January 1, 2021.

AmeriGas Propane’s adjusted net income attributable to UGI Corporation increased $28 million in the 2021 three-month period. This increase was largely attributable to higher total margin on improved retail volumes reflecting colder weather compared to the prior-year period and higher average unit margins due to effective margin management efforts.

UGI International’s adjusted net income attributable to UGI Corporation increased $24 million in the 2021 three-month period principally reflecting higher total margin which benefited from colder weather compared to the prior-year period, improved retail LPG volumes and average unit margins including effective margin management efforts, and the translation effects of stronger foreign currencies in the 2021 three-month period. These positive factors were partially offset by lower realized gains on foreign currency exchange contracts and higher operating and administrative expenses compared to the prior-year period.

Midstream & Marketing’s adjusted net income attributable to UGI Corporation increased $14 million in the 2021 three-month period reflecting higher earnings attributable to natural gas and renewable energy activities including the impact of acquisitions and new assets placed into service, favorable capacity management margin, and lower operating and administrative expenses compared to the prior-year period.

UGI Utilities’ adjusted net income attributable to UGI Corporation increased $17 million in the 2021 three-month period compared to the prior-year period. The increase was largely attributable to higher Gas Utility margin reflecting the effects of colder weather compared to the prior-year period and the increase in base rates that went into effect on January 1, 2021. These positive factors were partially offset by higher depreciation expenses related to continued capital improvement activities compared to the prior-year period.

2021 six-month period compared with 2020 six-month period

Discussion. Net income attributable to UGI Corporation for the 2021 six-month period was $792 million (equal to $3.77 per diluted share) compared to $438 million (equal to $2.08 per diluted share) during the 2020 six-month period. Net income attributable to UGI Corporation in the 2021 six-month period reflects net gains from changes in unrealized commodity derivative instruments and certain foreign currency derivative instruments compared to net losses on comparable instruments in the prior-year period. Net income attributable to UGI Corporation also reflects business transformation expenses of $27 million and $26 million, respectively, in the 2021 and 2020 six-month periods, as well as a $23 million tax benefit in the 2021 six-month period related to an election made in connection with a tax law change in Italy.

Adjusted net income attributable to UGI Corporation for the 2021 six-month period was $665 million (equal to $3.17 per diluted share) compared to $574 million (equal to $2.73 per diluted share) during the 2020 six-month period. The increase in adjusted net income attributable to UGI Corporation during the 2021 six-month period reflects higher earnings contributions from each of our business segments which benefited from colder weather compared to the prior-year period, effective expense

UGI CORPORATION AND SUBSIDIARIES
management efforts, the increase in base rates at UGI Utilities that went into effect on January 1, 2021, and the effects of acquisitions and assets placed into service. These positive impacts were partially offset by the effects of COVID-19 compared to the prior-year period.
AmeriGas Propane’s adjusted net income attributable to UGI Corporation increased $11 million in the 2021 six-month period. This increase principally reflects lower operating and administrative expenses, including partial benefits related to ongoing transformation initiatives, and lower interest expense compared to the prior-year period. These positive factors were partially offset by lower retail propane margin primarily attributable to lower volumes.
UGI International’s adjusted net income attributable to UGI Corporation increased $43 million in the 2021 six-month period principally reflecting higher total margin due to higher bulk and heating-related LPG retail volumes on colder weather compared to the prior-year period, and higher average LPG unit margins including effective margin management efforts. These positive factors were partially offset by higher operating and administrative expenses principally reflecting the translation effects of stronger foreign currencies compared to the prior-year period.
Midstream & Marketing’s adjusted net income attributable to UGI Corporation increased $13 million in the 2021 six-month period largely driven by higher total margin attributable to capacity management, natural gas, and renewable energy activities compared to the prior-year period. These positive factors were partially offset by the absence of earnings contributions from assets divested in the prior year.
UGI Utilities’ adjusted net income attributable to UGI Corporation increased $5 million in the 2021 six-month period compared to the prior-year period. The increase was largely attributable to higher Gas Utility margin reflecting increased base rates that went into effect on January 1, 2021, and the effects of colder weather compared to the prior-year period. These positive factors were largely offset by higher depreciation expense related to continued capital improvement activities, and slightly higher operating and administrative expenses compared to the prior-year period.

SEGMENT RESULTS OF OPERATIONS
2021 Three-Month Period Compared with the 2020 Three-Month Period

AmeriGas Propane

For the three months ended March 31,	2021	2020	Increase
(Dollars in millions)
Revenues	$940	$802	$138	17%
Total margin (a)	$509	$477	$32	7%
Operating and administrative expenses	$233	$231	$2	1%
Operating income/earnings before interest expense and income taxes	$239	$206	$33	16%
Retail gallons sold (millions)	356	340	16	5%
Heating degree days—% warmer than normal (b)	(2.2)%	(10.7)%	—	—
(a)Total margin represents total revenues less total cost of sales.
(b)Beginning in Fiscal 2021, deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for 344 regions in the United States, excluding Alaska and Hawaii. Prior-period amounts have been restated to conform to the current-period presentation.

Average temperatures during the 2021 three-month period were 2.2% warmer than normal but 8.4% colder than the prior-year period. Total retail gallons sold during the 2021 three-month period were 5% higher principally reflecting higher residential and resale volumes attributable to colder weather compared to the prior-year period and pandemic-related usage. These increases were partially offset by the effects of structural conservation and other residual volume loss and the continued impact of COVID-19 on commercial and motor fuel volumes.

Total revenues increased $138 million during the 2021 three-month period largely reflecting higher average retail and wholesale propane selling prices ($104 million) and the higher retail propane volumes ($33 million) compared to the prior-year period. Average daily wholesale propane commodity prices at Mont Belvieu, Texas, one of the major supply points in the U.S., were significantly higher during the 2021 three-month period (approximately 143%) compared to such prices during the prior-year period. Total cost of sales increased $106 million during the 2021 three-month period principally reflecting the higher average total propane product costs ($88 million) and higher total propane volumes ($17 million).

UGI CORPORATION AND SUBSIDIARIES
AmeriGas Propane total margin increased $32 million in the 2021 three-month period reflecting the higher retail propane volumes ($20 million) and higher average retail unit margins including ($15 million) compared to the prior-year period due to effective margin management efforts. These positive impacts were partially offset by lower non-propane margin attributable to fees and services ($3 million).

Operating income and earnings before interest expense and income taxes both increased $33 million during the 2021 three-month period principally reflecting the increase in total margin. Operating and administrative expenses were slightly higher in the 2021 three-month period reflecting, among other things, higher employee related cost primarily attributable to incentive compensation ($3 million), increased advertising costs ($2 million) and higher telecommunications expenses ($2 million) partially offset by lower general insurance costs ($5 million). Operating and administrative expenses continue to reflect the partial benefits related to the previously mentioned ongoing business transformation initiatives.

UGI International

For the three months ended March 31,	2021	2020	Increase
(Dollars in millions)
Revenues	$834	$704	$130	18%
Total margin (a)	$343	$295	$48	16%
Operating and administrative expenses	$164	$147	$17	12%
Operating income	$147	$117	$30	26%
Earnings before interest expense and income taxes	$149	$126	$23	18%
LPG retail gallons sold (millions)	242	230	12	5%
Heating degree days—% warmer than normal (b)	(3.4)%	(14.7)%	—	—
(a)Total margin represents revenues less cost of sales and, in the 2020 three-month period, LPG cylinder filling costs of $7 million. For financial statement purposes, LPG cylinder filling costs in the 2020 three-month period are included in “Operating and administrative expenses” on the 2020 Condensed Consolidated Statement of Income (but are excluded from operating and administrative expenses presented above). LPG cylinder filling costs are included in “Cost of sales” on the 2021 Condensed Consolidated Statement of Income.
(b)Beginning in Fiscal 2021, deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data at locations in our UGI International service territories. Prior-period amounts have been restated to conform to the current-period presentation.

Average temperatures during the 2021 three-month period were 3.4% warmer than normal but 11.8% colder than the prior-year period. Total LPG retail gallons sold during the 2021 three-month period increased 5% reflecting higher bulk volumes attributable to increased heating-related bulk sales related to colder weather and higher cylinder volumes compared to the prior-year period. These volume improvements were partially offset by the continued impact of COVID-19 on certain commercial and industrial volumes. Average wholesale prices for propane and butane during the 2021 three-month period in northwest Europe were approximately 47% and 13% higher, respectively, compared with the prior-year period.

UGI International base-currency results are translated into U.S. dollars based upon exchange rates experienced during the reporting periods. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During the 2021 and 2020 three-month periods, the average unweighted euro-to-dollar translation rates were approximately $1.21 and $1.10, respectively, and the average unweighted British pound sterling-to-dollar translation rates were approximately $1.38 and $1.28, respectively. Fluctuations in these foreign currency exchange rates can have a significant impact on the individual financial statement components discussed below. The net effect of changes in foreign currency exchange rates on UGI International’s earnings before interest expense and income taxes resulted in a net benefit of $13 million in the 2021 three-month period. However, the impact of these changes is mitigated by the effects of forward foreign currency exchange contracts entered into over a multi-year period intended to substantially offset this volatility. These forward foreign currency exchange contracts resulted in realized net gains of $2 million and $9 million, respectively, in the 2021 and 2020 three-month periods.

UGI International revenues and cost of sales increased $130 million and $82 million, respectively, during the 2021 three-month period. The increase in both revenues and cost of sales principally reflects the translation effects of stronger foreign currencies (approximately $69 million and $40 million, respectively), the effects of higher average LPG selling prices and product costs compared to the prior-year period, and the previously mentioned increase in retail LPG volumes. Energy marketing activities

UGI CORPORATION AND SUBSIDIARIES
during the 2021 three-month period also contributed to the increased revenues and cost of sales largely related to higher natural gas volumes compared to the prior-year period.

UGI International total margin increased $48 million during the 2021 three-month period reflecting the translation effects of stronger foreign currencies (approximately $29 million), higher average LPG unit margins and the previously mentioned increase in bulk and cylinder volumes. These positive impacts were partially offset by lower autogas and other low-margin volumes. The increase in average LPG unit margins includes the continued effects of margin management efforts.

UGI International operating income and earnings before interest expense and income taxes increased $30 million and $23 million, respectively, during the 2021 three-month period compared to the prior-year period. The increase in operating income principally reflects the increase in total margin partially offset by higher operating and administrative expenses ($17 million) largely attributable to the effects of stronger foreign currencies (approximately $13 million) compared to the prior-year period. Higher maintenance and distribution costs related to the increased volumes also contributed to the increase in operating and administrative expenses, substantially offset by lower employee costs, travel and entertainment expenses and uncollectible accounts expense. The increase in earnings before interest expense and income taxes in the 2021 three-month period largely reflects the higher operating income, and was partially offset by lower realized gains on foreign currency exchange contracts entered into in order to reduce volatility in UGI International earnings resulting from the effects of changes in foreign currency exchange rates ($7 million).

Midstream & Marketing

For the three months ended March 31,	2021	2020	Increase (Decrease)
(Dollars in millions)
Revenues	$484	$422	$62	15%
Total margin (a)	$141	$123	$18	15%
Operating and administrative expenses	$28	$34	$(6)	(18)%
Operating income	$90	$71	$19	27%
Earnings before interest expense and income taxes	$100	$79	$21	27%
(a)Total margin represents revenues less cost of sales.

Average temperatures across Midstream & Marketing’s energy marketing territory during the 2021 three-month period were 5.8% warmer than normal but 11.7% colder than the prior-year period. Beginning in Fiscal 2021, deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data. Prior-period amounts have been restated to conform to the current-period presentation. Midstream & Marketing’s prior year results include contributions from its HVAC business and ownership interest in Conemaugh, both of which were sold in September 2020.

Midstream & Marketing revenues for the 2021 three-month period were $62 million higher than the prior-year period principally reflecting increased revenues from natural gas marketing activities ($50 million), renewable energy marketing activities ($15 million), and capacity management activities ($6 million). These revenue increases were partially offset by the absence of revenues attributable to its former HVAC business and ownership interest in Conemaugh ($14 million). Midstream & Marketing cost of sales were $343 million in the 2021 three-month period compared to $299 million in the prior-year period. This $44 million increase largely reflects increased cost of sales attributable to natural gas ($40 million) and renewable energy ($9 million) marketing activities, partially offset by the absence of costs attributable to HVAC and Conemaugh ($7 million). The significant increases in both natural gas revenues and cost of sales during the 2021 three-month period are largely attributable to higher average natural gas prices compared to the prior-year period.

Midstream & Marketing total margin increased $18 million in the 2021 three-month period reflecting higher margin from natural gas ($10 million) and renewable energy ($6 million) marketing activities, improved capacity management margin ($6 million), and higher margin from natural gas gathering activities ($4 million). These margin improvements include the impact of acquisitions and new assets placed into service since March 31, 2020, and were partially offset by the absence of margins attributable to HVAC and Conemaugh ($7 million) in 2021 three-month period.

Midstream & Marketing operating income and earnings before interest expense and income taxes during the 2021 three-month period increased $19 million and $21 million, respectively, compared to the prior-year period. The increase in operating income principally reflects the increase in total margin and lower operating and administrative expenses ($6 million) compared to the prior-year period, partially offset by an adjustment to the contingent consideration related to the GHI acquisition ($4 million). The decrease in operating and administrative expenses was largely related to the absence of the previously mentioned divested assets partially offset by increases related to acquisitions and new assets placed into service. The increase in earnings before

UGI CORPORATION AND SUBSIDIARIES
interest expense and income taxes reflects the increase in operating income and incremental equity method earnings related to the investment in Pine Run.

UGI Utilities

For the three months ended March 31,	2021	2020	Increase
(Dollars in millions)
Revenues	$442	$393	$49	12%
Total margin (a)	$238	$207	$31	15%
Operating and administrative expenses (a)	$67	$66	$1	2%
Operating income	$142	$116	$26	22%
Earnings before interest expense and income taxes	$142	$116	$26	22%
Gas Utility system throughput—bcf
Core market	38	33	5	15%
Total	100	98	2	2%
Electric Utility distribution sales - gwh	276	259	17	7%
Gas Utility heating degree days—% warmer than normal (b)	(8.1)%	(18.9)%	—	—
(a)Total margin represents revenues less cost of sales and revenue-related taxes (i.e., Electric Utility gross receipts taxes) of $2 million and $1 million during the 2021 and 2020 three-month periods, respectively. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating and administrative expenses presented above).
(b)Beginning in Fiscal 2021, deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for airports located within Gas Utility’s service territory. Prior-period amounts have been restated to conform to the current-period presentation.

Temperatures in Gas Utility’s service territory during the 2021 three-month period were 8.1% warmer than normal but 13.3% colder than the prior-year period. Gas Utility core market volumes increased 15% (5 bcf) during the 2021 three-month period primarily attributable to the effects of colder weather compared with the prior-year period and growth in the number of core market customers. Total Gas Utility distribution system throughput increased during the 2021 three-month period (2 bcf) reflecting the increased core market volumes and higher large firm delivery service volumes, partially offset by a decrease in interruptible delivery service volumes. Electric Utility distribution sales volumes increased during the 2021 three-month period largely related to the colder weather compared to the prior-year period.
UGI Utilities revenues increased $49 million in the 2021 three-month period reflecting a $47 million increase in Gas Utility revenues and a slight increase in Electric Utility revenues. The increase in Gas Utility revenues principally reflects higher core market revenues ($35 million) attributable to the increase in base rates that went into effect on January 1, 2021 and the higher core market volumes. The increase in Electric Utility revenues during the 2021 three-month period reflects the increase in sales volumes and slightly higher DS rates compared to the prior-year period.

UGI Utilities cost of sales was $202 million in the 2021 three-month period compared with $185 million in the prior-year period. The increase is largely attributable to higher Gas Utility cost of sales ($16 million) which reflects the effects of the increased core market volumes partially offset by lower PGC rates compared to the prior-year period.

UGI Utilities total margin increased $31 million during the 2021 three-month period primarily reflecting higher margin from Gas Utility ($30 million). This increase largely reflects higher margin from core market customers ($26 million) primarily attributable to the previously mentioned increase in core market volumes and the increase in base rates that went into effect on January 1, 2021. Customer growth and increased sales volumes related to large firm delivery service ($3 million) compared to the prior-year period also contributed to the increase.

UGI Utilities operating income and earnings before interest expense and income taxes both increased $26 million during the 2021 three-month period. These improvements reflect the previously mentioned increase in total margin partially offset by higher depreciation expense ($3 million) and slightly higher operating and administrative expenses ($1 million) compared to the prior-year period. The increase in depreciation expense relates to continued distribution system and IT capital expenditure activity. The slight increase in operating and administrative expenses reflect, among other things, higher allocation of corporate expenses partially offset by lower professional services costs compared to the prior-year period.

UGI CORPORATION AND SUBSIDIARIES
Interest Expense and Income Taxes

Our consolidated interest expense during the 2021 three-month period was $78 million, compared to $83 million during the 2020 three-month period. The decrease in interest expense principally reflects lower average short-term borrowings outstanding compared to the prior-year period.

The lower effective income tax rate for the 2021 three-month period is largely attributable to higher discrete benefits compared to the prior-year period. This positive impact was largely related to an election made available under a tax law change in Italy which allowed the Company to step up its tax basis on certain assets in exchange for paying a three percent substitute tax in connection with such election. This resulted in a $23 million net benefit in the current period resulting in incremental tax basis that will be deductible in future periods. Also contributing to the decreased effective rate was lower U.S. tax on foreign source income including the effects of regulations issued in July 2020 related to the high-tax exception on GILTI income. These reductions were partially offset by a lower NOL carryback benefit under the CARES Act compared to the prior-year period.
The Company continues to evaluate the elections available under current regulations, recent government stimulus efforts including the anticipated benefits mentioned above related to the election made in connection with the tax law change in Italy, the modified GILTI provisions, and the CARES Act. Accordingly, the impacts on the Company’s income tax provisions and taxes payable or refundable related to these items are subject to change.
2021 Six-Month Period Compared with the 2020 Six-Month Period
AmeriGas Propane

For the six months ended March 31,	2021	2020	Increase (Decrease)
(Dollars in millions)
Revenues	$1,606	$1,532	$74	5%
Total margin (a)	$903	$918	$(15)	(2)%
Operating and administrative expenses	$454	$471	$(17)	(4)%
Operating income/earnings before interest expense and income taxes	$380	$371	$9	2%
Retail gallons sold (millions)	631	644	(13)	(2)%
Heating degree days—% warmer than normal (b)	(3.3)%	(4.6)%	—	—
(a)Total margin represents total revenues less total cost of sales.
(b)Beginning in Fiscal 2021, deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for 344 regions in the United States, excluding Alaska and Hawaii. Prior-period amounts have been restated to conform to the current-period presentation.

Average temperatures during the 2021 six-month period were 3.3% warmer than normal and relatively consistent with the prior-year period (0.7% colder). Total retail gallons sold during the 2021 six-month period were 2% lower than the prior-year period principally reflecting structural conservation and other residual volume loss and the continued impact of COVID-19 on commercial and motor fuel volumes. These decreases were partially offset by higher resale and cylinder exchange volumes attributable to growth and pandemic-related usage.

Total revenues increased $74 million during the 2021 six-month period largely reflecting higher average propane selling prices ($104 million) partially offset by the lower retail propane volumes ($27 million) compared to the prior-year period. Average daily wholesale propane commodity prices during the 2021 six-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 70% higher than such prices during the 2020 six-month period. Total cost of sales increased $89 million during the 2021 six-month period principally reflecting the higher average propane product costs ($96 million) partially offset by the lower retail propane volumes ($11 million).

AmeriGas Propane total margin decreased $15 million in the 2021 six-month period largely attributable to the lower retail propane volumes ($16 million) and decreased non-propane margin ($6 million) principally reflecting lower fees and services partially offset by increased cylinder sales. The effects of these decreases were partially offset by slight improvements in average retail propane unit margins ($8 million) compared to the prior-year period due to effective margin management efforts.

Operating income and earnings before interest expense and income taxes increased $9 million during the 2021 six-month period reflecting lower operating and administrative expenses ($17 million) compared to the prior-year period and gains on the early settlement of certain commodity derivative instruments ($5 million) during the 2021 six-month period. These positive impacts

UGI CORPORATION AND SUBSIDIARIES
were partially offset by the previously mentioned decrease in total margin ($15 million). The decrease in operating and administrative expenses in the 2021 six-month period reflects, among other things, lower employee compensation and benefits-related costs ($8 million), decreased vehicle and equipment operating and maintenance expenses ($7 million), lower general insurance costs ($8 million), and lower employee travel expenses ($3 million). These decreases were partially offset by increased advertising expenses ($3 million), higher allocated corporate costs ($2 million), and higher telecommunications expenses ($2 million) compared to the prior-year period. The lower operating and administrative expenses reflect the partial benefits related to the previously mentioned ongoing business transformation initiatives.

UGI International

For the six months ended March 31,	2021	2020	Increase
(Dollars in millions)
Revenues	$1,534	$1,355	$179	13%
Total margin (a)	$660	$571	$89	16%
Operating and administrative expenses	$321	$298	$23	8%
Operating income	$282	$213	$69	32%
Earnings before interest expense and income taxes	$285	$226	$59	26%
LPG retail gallons sold (millions)	478	477	1	—%
Heating degree days—% warmer than normal (b)	(2.8)%	(11.9)%	—	—
(a)Total margin represents revenues less cost of sales and, in the 2020 six-month period, LPG cylinder filling costs of $14 million. For financial statement purposes, LPG cylinder filling costs in the 2020 six-month period are included in “Operating and administrative expenses” on the 2020 Condensed Consolidated Statement of Income (but are excluded from operating and administrative expenses presented above). LPG cylinder filling costs are included in “Cost of sales” on the 2021 Condensed Consolidated Statement of Income.
(b)Beginning in Fiscal 2021, deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data at locations in our UGI International service territories. Prior-period amounts have been restated to conform to the current-period presentation.

Average temperatures during the 2021 six-month period were 2.8% warmer than normal but 8.7% colder than the prior-year period. Total LPG retail gallons sold during the 2021 six-month period increased slightly reflecting the effects of higher bulk volumes attributable to increased heating-related bulk sales related to colder weather, crop drying volumes and higher cylinder volumes compared to the prior-year period. These volume improvements were partially offset by the termination of a high-volume, low-margin autogas contract in Italy during the prior year and the continued impact of COVID-19 on certain commercial and industrial volumes. Average wholesale prices for propane in northwest Europe were approximately 17% higher during the 2021 six-month period compared with the prior-year period, while average butane prices were relatively constant during both periods.

UGI International base-currency results are translated into U.S. dollars based upon exchange rates experienced during the reporting periods. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During the 2021 and 2020 six-month periods, the average unweighted euro-to-dollar translation rates were approximately $1.20 and $1.10, respectively, and the average unweighted British pound sterling-to-dollar translation rates were approximately $1.35 and $1.28, respectively. Fluctuations in these foreign currency exchange rates can have a significant impact on the individual financial statement components discussed below. The net effect of changes in foreign currency exchange rates on UGI International’s earnings before interest expense and income taxes resulted in a net benefit of $22 million in the 2021 six-month period. However, the impact of these changes is mitigated by the effects of forward foreign currency exchange contracts entered into over a multi-year period intended to substantially offset this volatility. These forward foreign currency exchange contracts resulted in realized net gains of $2 million and $13 million, respectively, in the 2021 and 2020 six-month periods.

UGI International revenues and cost of sales increased $179 million and $90 million, respectively, during the 2021 six-month period compared to the prior-year period. The increase in revenues and cost of sales principally reflects the translation effects of stronger foreign currencies (approximately $113 million and $63 million, respectively), the effects of higher average butane selling prices compared to the prior-year period, and the previously mentioned increases in bulk, crop drying and cylinder volumes. Energy marketing activities during the 2021 six-month period also contributed to the increased revenues and cost of sales largely related to higher natural gas volumes.

UGI CORPORATION AND SUBSIDIARIES
UGI International total margin increased $89 million during the 2021 six-month period reflecting the translation effects of stronger foreign currencies (approximately $50 million), higher average LPG unit margins including the continued effects of margin management efforts, lower costs associated with energy conservation certificates including adjustments related to the current compliance period, and the previously mentioned increase in crop drying and bulk volumes. Higher margin from energy marketing activities also contributed to the increase including increased natural gas volumes and average margins. These margin improvements were partially offset by lower autogas and other low-margin volumes and the effects of COVID-19 compared with the prior-year period.

UGI International operating income and earnings before interest expense and income taxes increased $69 million and $59 million, respectively, during the 2021 six-month period compared to the prior-year period. The increase in operating income principally reflects the increase in total margin partially offset by higher operating and administrative expenses ($23 million) which was largely attributable to the effects of stronger foreign currencies compared to the prior-year period. The increase in earnings before interest expense and income taxes in the 2021 six-month period largely reflects the higher operating income, partially offset by lower realized gains on foreign currency exchange contracts entered into in order to reduce volatility in UGI International earnings resulting from the effects of changes in foreign currency exchange rates ($11 million).

Midstream & Marketing

For the six months ended March 31,	2021	2020	Increase (Decrease)
(Dollars in millions)
Revenues	$825	$795	$30	4%
Total margin (a)	$245	$232	$13	6%
Operating and administrative expenses	$60	$69	$(9)	(13)%
Operating income	$142	$126	$16	13%
Earnings before interest expense and income taxes	$159	$141	$18	13%
(a)Total margin represents revenues less cost of sales.

Average temperatures across Midstream & Marketing’s energy marketing territory during the 2021 six-month period were 7.1% warmer than normal but 1.4% colder than the prior-year period. Beginning in Fiscal 2021, deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data. Prior-period amounts have been restated to conform to the current-period presentation. Midstream & Marketing’s prior year results include contributions from its HVAC business and ownership interest in Conemaugh, both of which were sold in September 2020.

Midstream & Marketing revenues for the 2021 six-month period increased $30 million compared to the prior-year period principally reflecting increased revenues from natural gas ($21 million) and renewable energy ($22 million) marketing activities, higher capacity management revenues ($14 million), and higher natural gas gathering revenues ($5 million). These revenue increases were partially offset by the absence of revenues attributable to its former HVAC business and ownership interest in Conemaugh ($30 million). Midstream & Marketing cost of sales were $580 million in the 2021 six-month period compared to $563 million in the prior-year period. The $17 million increase principally reflects higher cost of sales related to natural gas ($14 million) and renewable energy marketing activities ($17 million), partially offset by the absence of costs attributable to HVAC and Conemaugh ($16 million). The increases in both natural gas revenues and cost of sales during the 2021 six-month period are largely attributable to higher average natural gas prices compared to the prior-year period.

Midstream & Marketing total margin increased $13 million in the 2021 six-month period reflecting improved capacity management margin ($14 million), higher margin from natural gas ($7 million) and renewable energy ($5 million) marketing activities, and higher margin from natural gas gathering activities ($5 million). These margin improvements include the impact of acquisitions and new assets placed into service since March 31, 2020, and were partially offset by the absence of margins attributable to HVAC and Conemaugh ($14 million).

Midstream & Marketing operating income and earnings before interest expense and income taxes during the 2021 six-month period increased $16 million and $18 million, respectively, compared to the prior-year period. The improvement in operating income reflects the increase in total margin and lower operating and administrative expenses ($9 million) compared to the prior-year period, partially offset by an adjustment to the contingent consideration related to the GHI acquisition ($6 million). The decrease in operating and administrative expenses was largely related to the absence of the previously mentioned divested assets partially offset by increases related to new assets placed into service and acquisitions. The increase in earnings before interest expense and income taxes reflects the improvement in operating income and incremental equity method earnings related to the investment in Pine Run.

UGI CORPORATION AND SUBSIDIARIES

UGI Utilities

For the six months ended March 31,	2021	2020	Increase
(Dollars in millions)
Revenues	$742	$722	$20	3%
Total margin (a)	$405	$384	$21	5%
Operating and administrative expenses (a)	$127	$124	$3	2%
Operating income	$219	$208	$11	5%
Earnings before interest expense and income taxes	$220	$208	$12	6%
Gas Utility system throughput—bcf
Core market	62	59	3	5%
Total	183	182	1	1%
Electric Utility distribution sales - gwh	520	505	15	3%
Gas Utility heating degree days—% warmer than normal (b)	(8.8)%	(11.2)%	—	—
(a)Total margin represents revenues less cost of sales and revenue-related taxes (i.e., Electric Utility gross receipts taxes) of $3 million and $2 million during the 2021 and 2020 six-month periods, respectively. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating and administrative expenses presented above).
(b)Beginning in Fiscal 2021, deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for airports located within Gas Utility’s service territory. Prior-period amounts have been restated to conform to the current-period presentation.

Temperatures in Gas Utility’s service territory during the 2021 six-month period were 8.8% warmer than normal but 2.7% colder than the prior-year period. Gas Utility core market volumes increased during the 2021 six-month period (3 bcf) reflecting the effects of colder weather compared to the prior-year period and growth in the number of core market customers. Total Gas Utility distribution system throughput reflects a slight increase (1 bcf) during the 2021 six-month period attributable to the increased core market volumes and higher large firm delivery service volumes, partially offset by a decrease in interruptible delivery service volumes and the continued impact of COVID-19 on commercial and industrial volumes. Electric Utility distribution sales volumes increase during the 2021 six-month period primarily attributable to the colder weather compared to the prior-year period.
UGI Utilities revenues increased $20 million in the 2021 six-month period reflecting increases of $16 million and $4 million attributable to Gas Utility and Electric Utility, respectively. The increase in Gas Utility revenues principally reflects higher core market revenues ($7 million) largely attributable to the increase in base rates that went into effect on January 1, 2021, and the increased core market volumes, slightly offset by lower PGC rates compared to the prior-year period. Higher off system sales ($5 million), and higher large firm delivery service sales ($3 million) also contributed to the increase. The increase in Electric Utility revenues during the 2021 six-month period reflects higher sales volumes and DS rates compared to the prior-year period.

UGI Utilities cost of sales was $334 million in the 2021 six-month period compared with $336 million in the prior-year period. Gas Utility cost of sales decreased during the 2021 six-month period ($5 million) reflecting lower PGC rates partially offset by the increase in core market volumes and higher cost of sales associated with off system sales. Electric Utility cost of sales increased during the 2021 six-month period ($3 million) reflecting the increased volumes and higher average DS rates compared to the prior-year period.

UGI Utilities total margin increased $21 million during the 2021 six-month period principally reflecting higher margin from Gas Utility. This increase largely reflects higher margin from core market customers ($18 million) primarily attributable to the increase in base rates that went into effect on January 1, 2021, and the previously mentioned increase in core market volumes. Customer growth and increased sales volumes related to large firm delivery service ($3 million) compared to the prior-year period also contributed to the increase.

UGI Utilities operating income and earnings before interest expense and income taxes increased $11 million and $12 million, respectively, during the 2021 six-month period. These increases largely reflect the previously mentioned increase in total margin partially offset by higher depreciation expense ($6 million) and higher operating and administrative expenses ($3

UGI CORPORATION AND SUBSIDIARIES
million) compared to the prior-year period. The increase in depreciation expense relates to continued distribution system and IT capital expenditure activity. The increase in operating and administrative expenses reflect, among other things, higher employee compensation and benefits-related costs and higher allocations of corporate expenses. These increases were partially offset by lower professional services costs and contracted labor compared to the prior-year period.

Interest Expense and Income Taxes

Our consolidated interest expense during the 2021 six-month period was $156 million compared to $167 million during the 2020 six-month period. The decrease in interest expense principally reflects lower average short-term borrowings outstanding compared to the prior-year period.

The lower effective income tax rate for the 2021 six-month period is largely attributable to higher discrete benefits compared to the prior-year period. This positive impact was largely related to an election made available under a tax law change in Italy which allowed the Company to step up its tax basis on certain assets in exchange for paying a three percent substitute tax in connection with such election. This resulted in a $23 million net benefit in the current period resulting in incremental tax basis that will be deductible in future periods. Also contributing to the decreased effective rate was lower U.S. tax on foreign source income including the effects of regulations issued in July 2020 related to the high-tax exception on GILTI income. These reductions were partially offset by a lower NOL carryback benefit under the CARES Act compared to the prior-year period.
The Company continues to evaluate the elections available under current regulations, recent government stimulus efforts including the anticipated benefits mentioned above related to the election made in connection with the tax law change in Italy, the modified GILTI provisions, and the CARES Act. Accordingly, the impacts on the Company’s income tax provisions and taxes payable or refundable related to these items are subject to change.

FINANCIAL CONDITION AND LIQUIDITY

The Company expects to have sufficient liquidity including cash on hand and available borrowing capacity to continue to support long-term commitments and ongoing operations despite uncertainties associated with the outbreak and continued spread of COVID-19. Our total available liquidity balance, comprising cash and cash equivalents and available borrowing capacity on our revolving credit facilities, totaled approximately $1.6 billion and $1.5 billion at March 31, 2021 and September 30, 2020, respectively. The Company does not have any near-term senior note or term loan maturities. While the Company’s operations and financial performance has been impacted by COVID-19 in the 2021 three- and six-month periods, it is a rapidly evolving situation and the Company cannot predict the ultimate impact that COVID-19 will have on its liquidity, debt covenants, financial condition or the timing of capital expenditures. UGI and its subsidiaries were in compliance with all debt covenants as of March 31, 2021.

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

The primary sources of UGI’s cash and cash equivalents are the dividends and other cash payments made to UGI or its corporate subsidiaries by its principal business units. Our cash and cash equivalents totaled $444 million at March 31, 2021, compared with $336 million at September 30, 2020. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, at March 31, 2021 and September 30, 2020, UGI had $83 million and $112 million of cash and cash equivalents, respectively. Such cash is available to pay dividends on UGI Common Stock and for investment purposes.

UGI CORPORATION AND SUBSIDIARIES
Long-term Debt and Credit Facilities

Long-term Debt

The Company’s debt outstanding at March 31, 2021 and September 30, 2020, comprises the following:

	March 31, 2021						September 30, 2020
(Millions of dollars)	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corp & Other	Total	Total
Short-term borrowings	$130	$—	$17	$193	$—	$340	$347

Long-term debt (including current maturities):
Senior notes	$2,575	$411	$—	$975	$—	$3,961	$3,960
Term loans	—	352	688	144	550	1,734	1,741
Other long-term debt	4	23	41	2	281	351	380
Unamortized debt issuance costs	(18)	(6)	(11)	(5)	(2)	(42)	(47)
Total long-term debt	$2,561	$780	$718	$1,116	$829	$6,004	$6,034
Total debt	$2,691	$780	$735	$1,309	$829	$6,344	$6,381

Credit Facilities

Additional information related to the Company’s credit agreements can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 6 to Consolidated Financial Statements in the Company’s 2020 Annual Report.

Information about the Company’s principal credit agreements (excluding the Energy Services Receivables Facility discussed below) as of March 31, 2021 and 2020, is presented in the table below.

(Currency in millions)	Total Capacity	Borrowings Outstanding	Letters of Credit and Guarantees Outstanding	Available Borrowing Capacity
As of March 31, 2021
AmeriGas OLP	$600	$130	$60	$410
UGI International, LLC (a)	€300	€—	€—	€300
Energy Services	$260	$—	$—	$260
UGI Utilities	$350	$193	$—	$157
UGI Corporation (b)	$300	$275	$—	$25
As of March 31, 2020
AmeriGas OLP	$600	$201	$63	$336
UGI International, LLC (a)	€300	€163	€—	€137
Energy Services	$260	$—	$—	$260
UGI Utilities	$350	$224	$—	$126
UGI Corporation (b)	$300	$280	$—	$20
(a)Permits UGI International, LLC to borrow in euros or dollars. At March 31, 2020, the amount borrowed consisted of USD-denominated borrowings of $180 million.
(b)Borrowings outstanding have been classified as “Long-term debt” on the Condensed Consolidated Balance Sheets. In April 2021, the Company repaid $30 million of such borrowings and classified these repayments as “Current maturities of long-term debt” on the March 31, 2021 Condensed Consolidated Balance Sheet.

UGI CORPORATION AND SUBSIDIARIES
The average daily and peak short-term borrowings under the Company’s principal credit agreements are as follows:

	For the six months ended		For the six months ended
	March 31, 2021		March 31, 2020
(Millions of dollars or euros)	Average	Peak	Average	Peak
AmeriGas OLP	$212	$293	$294	$359
UGI International, LLC	€—	€—	€177	€190
Energy Services	$7	$32	$23	$77
UGI Utilities	$228	$279	$240	$290
UGI Corporation	$265	$300	$290	$300

Receivables Facility. Energy Services has a Receivables Facility with an issuer of receivables-backed commercial paper currently scheduled to expire in October 22, 2021. At March 31, 2021, the outstanding balance of ESFC trade receivables was $81 million, of which $17 million was sold to the bank. At March 31, 2020, the outstanding balance of ESFC trade receivables was $86 million, of which $43 million was sold to the bank. Amounts sold to the bank are reflected as “Short-term borrowings” on the Condensed Consolidated Balance Sheets. During the six months ended March 31, 2021 and 2020, peak sales of receivables were $87 million and $97 million, respectively, and average daily amounts sold were $38 million and $55 million, respectively.

Subsequent Event

UGI Corporation Senior Credit Facility. On May 4, 2021, UGI amended the existing UGI Corporation Senior Credit Facility. The 2021 UGI Corporation Senior Credit Facility (1) extends the maturity date of the previous three-year $300 million term loan included in the existing UGI Corporation Senior Credit Facility, which is now due in May 2025; and (2) includes a new four-year $300 million term loan commitment. Proceeds from new borrowings under the 2021 UGI Corporation Senior Credit Facility may be used to finance a portion of the Mountaineer Acquisition and for general corporate purposes.

New borrowings under the 2021 UGI Corporation Senior Credit Facility bear interest subject to our election, at either (1) the associated prime rate plus a margin or (2) an adjusted LIBOR or an alternate benchmark rate plus a margin and are due in their entirety at the maturity date. The applicable margin on the new borrowings, which is dependent upon a ratio of consolidated net indebtedness to consolidated EBITDA, as defined, or UGI’s credit ratings, ranges from 0.125% to 1.50% if the prime rate option is elected and 1.125% to 2.50% if the LIBOR option is elected.

Dividends

On May 5, 2021, UGI’s Board of Directors approved an increase in the quarterly dividend rate on UGI Common Stock to $0.345 per Common Share, or $1.38 on an annual basis. The new dividend rate reflects an approximate 4.5% increase from the previous quarterly rate of $0.33. The new quarterly dividend rate is effective with the dividend payable on July 1, 2021, to shareholders of record on June 15, 2021.

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

Operating Activities. Year-to-year variations in our cash flows from operating activities can be significantly affected by changes in operating working capital especially during periods with significant changes in energy commodity prices. Cash flow provided by operating activities was $646 million in the 2021 six-month period compared to $562 million in the 2020 six-month period. Cash flow from operating activities before changes in operating working capital was $1,082 million in the 2021 six-month period compared to $803 million in the 2020 six-month period. The higher cash flow from operating activities before changes in working capital reflects, in large part, higher cash flow before changes in operating working capital from UGI International and Midstream & Marketing. Cash used to fund changes in operating working capital totaled $436 million in the 2021 six-month period compared to $241 million in the 2020 six-month period. Changes in operating working capital during the 2021 six-month period reflects, among other things, an increase in cash required to fund changes in accounts receivable and

UGI CORPORATION AND SUBSIDIARIES
inventories due to rising commodity prices during the 2021 six-month period, as well as increases in cash required to fund changes in income taxes receivable, other current assets and other current liabilities. These changes were partially offset by cash generated from changes in accounts payable and cash received for commodity derivative instrument collateral deposits in the 2021 six-month period as compared to cash collateral paid in the 2020 six-month period.

Investing Activities. Cash flow used by investing activities was $357 million in the 2021 three-month period compared to $327 million in the 2020 six-month period. Investing activity cash flow is principally affected by cash expenditures for property, plant and equipment; cash paid for acquisitions of businesses and assets; investments in investees; and proceeds from sales of assets and businesses. Cash expenditures for property, plant and equipment were $304 million in the 2021 six-month period compared with $342 million in the 2020 six-month period. Cash used for acquisitions of businesses and assets in the 2021 six-month period reflects UGI International’s acquisition of an LPG retail business in Europe. Cash used for investments in equity method investees in the 2021 six-month period includes contributions to Pine Run of $56 million to fund the acquisition of Pine Run Midstream, LLC.

Financing Activities. Cash flow used to fund financing activities was $174 million in the 2021 six-month period compared with $348 million in the 2020 six-month period. Changes in cash flow from financing activities are primarily due to issuances and repayments of long-term debt; net short-term borrowings/repayments; dividends on UGI Common Stock; and issuances and repurchases of UGI Common Stock. The change in cash flows used to fund financing activities is primarily attributable to $7 million of net repayments on revolving facility agreements and the Receivables Facility in the 2021 six-month period as compared to $143 million in the 2020 six-month period. Cash used to fund changes in financing activities in the 2020 six-month period includes $38 million of cash paid to repurchase UGI Common Stock.

UTILITY REGULATORY MATTERS

Base Rate Filings. On February 8, 2021, Electric Utility filed a rate request with the PAPUC to increase its annual base distribution revenues by $9 million. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable electric service. Electric Utility requested that the new electric rates become effective April 9, 2021. The PAPUC entered an Order on March 11, 2021, suspending the effective date for the rate increase to allow for investigation and public hearings. Unless a settlement is reached sooner, the review process is expected to last up to nine months from the date of filing. The Company cannot predict the timing or the ultimate outcome of the rate case review process.

On January 28, 2020, Gas Utility filed a request with the PAPUC to increase its annual base distribution operating revenues by $75 million annually. On October 8, 2020, the PAPUC issued a final Order approving a settlement that permits Gas Utility to increase its annual base distribution rates by $20 million, through a phased approach, with $10 million beginning January 1, 2021 and an additional $10 million beginning July 1, 2021. Additionally, Gas Utility was authorized to implement a DSIC once Gas Utility total property, plant and equipment less accumulated depreciation reached $2,875 million. This threshold was achieved in December 2020, and Gas Utility implemented a DSIC effective on April 1, 2021. The PAPUC’s final Order also includes enhanced COVID-19 customer assistance measures, including the establishment of an Emergency Relief Program for a defined set of payment troubled customers (“ERP”). Additionally, the PAPUC’s final Order permits Gas Utility to establish a regulatory asset for certain incremental expenses attributable to the ongoing COVID-19 pandemic, most notably expenses related to the ERP and uncollectible accounts expense, through the effective date of rates in the next Gas Utility base rate case, to be recovered and amortized over a 10-year period. In accordance with the terms of the PAPUC’s final Order, Gas Utility is not permitted to file a rate case prior to January 1, 2022.

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

Gas Utility's tariffs contain clauses that permit recovery of all prudently incurred costs of natural gas it sells to its retail core-market customers, including the cost of financial instruments used to hedge purchased gas costs. The recovery clauses provide for periodic adjustments for the difference between the total amounts actually billed to customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations. Gas Utility uses derivative financial instruments, including natural gas futures and option contracts traded on the NYMEX, to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these derivative financial instruments, net of any associated gains or losses, is included in Gas Utility's PGC recovery mechanism.

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

Our variable-rate debt at March 31, 2021, includes revolving credit facility borrowings and variable-rate term loans at UGI International, UGI Utilities, Energy Services and UGI Corporation. These debt agreements have interest rates that are generally indexed to short-term market interest rates. We have entered into pay-fixed, receive-variable interest rate swap agreements on all or a significant portion of the term loans’ principal balances and all or a significant portion of the term loans’ tenor. We have designated these interest rate swaps as cash flow hedges. At March 31, 2021, combined borrowings outstanding under variable-rate debt agreements, excluding the previously mentioned effectively fixed-rate debt, totaled $655 million.

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
Foreign Currency Exchange Rate Risk
Our primary currency exchange rate risk is associated with the U.S. dollar versus the euro and, to a lesser extent, the U.S. dollar versus the British pound sterling. The U.S. dollar value of our foreign currency denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. From time to time, we use derivative instruments to hedge portions of our net investments in foreign subsidiaries. Gains or losses on these net investment hedges remain in AOCI until such foreign operations are sold or liquidated. With respect to our net investments in our UGI International operations, a 10% decline in the value of the associated foreign currencies versus the U.S. dollar would reduce their aggregate net book value at March 31, 2021, by approximately $130 million, which amount would be reflected in other comprehensive income. We have designated certain euro-denominated borrowings as net investment hedges.
In order to reduce the volatility in net income associated with our foreign operations, principally as a result of changes in the U.S. dollar exchange rate between the euro and British pound sterling, we enter into forward foreign currency exchange contracts. We layer in these foreign currency exchange contracts over a multi-year period to eventually equal approximately 90% of anticipated UGI International foreign currency earnings before income taxes.
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
Certain of these derivative instrument agreements call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At March 31, 2021, we had received cash collateral from derivative instrument counterparties totaling $37 million. Additionally, our commodity exchange-traded futures contracts generally require cash deposits in margin accounts. At March 31, 2021, restricted cash in brokerage accounts totaled $28 million. Although we have concentrations of credit risk associated with derivative instruments, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was not material at March 31, 2021. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At March 31, 2021, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.
The following table summarizes the fair values of unsettled market risk sensitive derivative instrument assets (liabilities) held at March 31, 2021 and changes in their fair values due to market risks. Certain of UGI Utilities’ commodity derivative instruments are excluded from the table below because any associated net gains or losses are refundable to or recoverable from customers in accordance with UGI Utilities ratemaking.

	Asset (Liability)
(Millions of dollars)	Fair Value	Change in Fair Value
March 31, 2021
Commodity price risk (1)	$162	$(129)
Interest rate risk (2)	$(39)	$(8)
Foreign currency exchange rate risk (3)	$13	$(39)

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

ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.1	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for all US Employees.

10.2	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Performance Unit Grant Letter for all US Employees.

10.3	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Stock Unit Grant Letter for all US Employees.

10.4	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for Non-Employee Directors.

10.5	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Stock Unit Grant Letter for Non-Employee Directors.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2021, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2021, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2021, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

UGI CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

10.1	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for all US Employees.

10.2	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Performance Unit Grant Letter for all US Employees.

10.3	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Stock Unit Grant Letter for all US Employees.

10.4	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for Non-Employee Directors.

10.5	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Stock Unit Grant Letter for Non-Employee Directors.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2021, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by the Chief Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2021, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2021, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UGI Corporation
(Registrant)

Date:	May 6, 2021	By:	/s/ Ted J. Jastrzebski
Ted J. Jastrzebski
Chief Financial Officer

Date:	May 6, 2021	By:	/s/ Laurie A. Bergman
Laurie A. Bergman
Vice President, Chief Accounting Officer
and Corporate Controller