Form 10-Q
period 2021-06-30
UGI CORP /PA/
filed 2021-08-05
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

(610) 337-1000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Common Stock, without par value	UGI	New York Stock Exchange
Corporate Units	UGIC	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 31, 2021, there were 209,096,896 shares of UGI Corporation Common Stock, without par value, outstanding.

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
1.59% Senior Note - A private placement of $100 million principal amount of senior notes due June 2026, issued by UGI Utilities
1.64% Senior Note - A private placement of $75 million principal amount of senior notes due September 2026, to be issued by UGI Utilities in September 2021
2020 Annual Report - UGI Annual Report on Form 10-K for the fiscal year ended September 30, 2020
2020 nine-month period - Nine months ended June 30, 2020
2020 three-month period - Three months ended June 30, 2020
2021 nine-month period - Nine months ended June 30, 2021
2021 three-month period - Three months ended June 30, 2021
2021 UGI Corporation Senior Credit Facility - An amended unsecured senior facilities agreement entered into on May 4, 2021, by UGI which extended the maturity date of the previous three-year $300 million term loan facility included in the UGI Corporation Senior Credit Facility, now due in May 2025 and includes a new four-year $215 million term loan commitment
2024 Purchase Contract – A forward stock purchase contract issued by UGI Corporation as a part of the issuance of Equity Units which obligates holders to purchase a number of shares of UGI common stock from the Company on June 1, 2024
AFUDC - Allowance for Funds Used During Construction
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
COA - Consent Order and Agreement
CODM - Chief Operating Decision Maker as defined in ASC 280, “Segment Reporting”

Common Stock - shares of UGI common stock
Conemaugh - Conemaugh generation station, a 1,711-megawatt, coal-fired electricity generation station located near Johnstown, Pennsylvania
Convertible Preferred Stock – Preferred stock of UGI titled 0.125% series A cumulative perpetual convertible preferred stock without par value and having a liquidation preference of $1,000 per share
COVID-19 - A novel strain of coronavirus disease discovered in 2019
DS - Default service
DSIC - Distribution System Improvement Charge
EBITDA - Earnings before interest, taxes, depreciation, and amortization
Eighth Circuit - United States Court of Appeals for the Eighth Circuit
Equity Unit Agreements – Collection of agreements governing the rights, privileges and obligations of the holders of the Equity Units and UGI as issuer of the Equity Units, which were filed with the SEC on Form 8-K on May 25, 2021
Equity Units – A corporate unit consisting of a 2024 Purchase Contract and 1/10th or 10% undivided interest in one share of Convertible Preferred Stock
Exchange Act - Securities Exchange Act of 1934, as amended

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
SCAA - Storage Contract Administrative Agreements
SEC - U.S. Securities and Exchange Commission
Series B preferred stock - Preferred stock of UGI titled 0.125% series B cumulative perpetual preferred stock with terms substantially identical to the Convertible Preferred Stock, except that it will not be convertible
Stonehenge - Stonehenge Energy Resources III, LLC, a portfolio company of Energy Spectrum Partners VIII, L.P.

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
WV PSC - Public Service Commission of West Virginia

UGI CORPORATION AND SUBSIDIARIES
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Millions of dollars)

	June 30, 2021	September 30, 2020	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$545	$336	$487
Restricted cash	31	21	45
Accounts receivable (less allowances for doubtful accounts of $51, $42 and $42, respectively)	848	652	675
Accrued utility revenues	8	14	14
Income taxes receivable	128	80	—
Inventories	296	241	201
Derivative instruments	350	44	37
Prepaid expenses and other current assets	171	155	141
Total current assets	2,377	1,543	1,600
Property, plant and equipment, (less accumulated depreciation of $3,923, $3,698 and $3,600, respectively)	7,085	6,960	6,805
Goodwill	3,543	3,518	3,482
Intangible assets, net	624	677	669
Utility regulatory assets	389	395	395
Derivative instruments	129	38	38
Other assets	859	854	854
Total assets	$15,006	$13,985	$13,843
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$36	$53	$26
Short-term borrowings	207	347	423
Accounts payable	579	475	382
Derivative instruments	67	64	109
Other current liabilities	812	816	739
Total current liabilities	1,701	1,755	1,679
Long-term debt	5,811	5,981	5,961
Deferred income taxes	919	640	613
Derivative instruments	49	59	66
Other noncurrent liabilities	1,420	1,413	1,389
Total liabilities	9,900	9,848	9,708
Commitments and contingencies (Note 9)
Equity:
UGI Corporation stockholders’ equity:
Preferred stock, without par value (authorized – 5,000,000 shares; issued – 220,000, 0 and 0 shares, respectively)	213	—	—
UGI Common Stock, without par value (authorized — 450,000,000 shares; issued — 209,725,554, 209,514,044 and 209,504,994 shares, respectively)	1,388	1,416	1,413
Retained earnings	3,629	2,908	2,970
Accumulated other comprehensive loss	(105)	(147)	(205)
Treasury stock, at cost	(28)	(49)	(52)
Total UGI Corporation stockholders’ equity	5,097	4,128	4,126
Noncontrolling interests	9	9	9
Total equity	5,106	4,137	4,135
Total liabilities and equity	$15,006	$13,985	$13,843
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Revenues	$1,496	$1,199	$6,009	$5,435
Costs and expenses:
Cost of sales (excluding depreciation and amortization shown below)	516	417	2,623	2,673
Operating and administrative expenses	469	437	1,473	1,452
Impairment of assets held-for-sale	—	52	—	52
Depreciation and amortization	125	122	375	362
Other operating income, net	(5)	(3)	(26)	(17)
	1,105	1,025	4,445	4,522
Operating income	391	174	1,564	913
(Loss) income from equity investees	(86)	7	(69)	22
Other non-operating income (expense), net	1	(4)	—	(4)
Interest expense	(77)	(80)	(233)	(247)
Income before income taxes	229	97	1,262	684
Income tax expense	(79)	(12)	(320)	(161)
Net income attributable to UGI Corporation	$150	$85	$942	$523
Earnings per common share attributable to UGI Corporation stockholders:
Basic	$0.72	$0.41	$4.51	$2.50
Diluted	$0.71	$0.41	$4.48	$2.49
Weighted-average common shares outstanding (thousands):
Basic	209,099	208,598	208,934	208,989
Diluted	210,851	208,975	210,194	210,009
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Millions of dollars)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to UGI Corporation	$150	$85	$942	$523
Other comprehensive income (loss):
Net (losses) gains on derivative instruments (net of tax of $1, $3, $(1) and $15, respectively)	—	(8)	4	(38)
Reclassifications of net losses on derivative instruments (net of tax of $(1), $(1), $(5) and $(2), respectively)	5	5	14	6
Foreign currency adjustments (net of tax of $3, $4, $5 and $4, respectively)	16	28	23	42
Benefit plans (net of tax of $(1), $0, $(1) and $(1), respectively)	—	—	1	2
Other comprehensive income	21	25	42	12
Comprehensive income attributable to UGI Corporation	$171	$110	$984	$535
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Millions of dollars)

	Nine Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income attributable to UGI Corporation	$942	$523
Adjustments to reconcile net income attributable to UGI Corporation to net cash provided by operating activities:
Depreciation and amortization	375	362
Deferred income tax expense (benefit), net	267	(5)
Provision for uncollectible accounts	25	31
Changes in unrealized gains and losses on derivative instruments	(509)	(1)
Impairment of assets held-for-sale	—	52
Loss (income) from equity investees	69	(22)
Other, net	10	(12)
Net change in:
Accounts receivable and accrued utility revenues	(213)	(70)
Income taxes receivable	(48)	—
Inventories	(55)	28
Utility deferred fuel and power costs, net of changes in unsettled derivatives	(9)	22
Accounts payable	123	(37)
Derivative instruments collateral deposits received	112	8
Other current assets	(17)	77
Other current liabilities	(25)	7
Net cash provided by operating activities	1,047	963
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(460)	(471)
Acquisitions of businesses and assets, net of cash and restricted cash acquired	(8)	—
Investments in equity method investees	(61)	—
Other, net	24	21
Net cash used by investing activities	(505)	(450)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(210)	(204)
Issuances of long-term debt, net of issuance costs	130	179
Repayments of long-term debt and finance leases	(329)	(67)
Decrease in short-term borrowings	(121)	(367)
Receivables Facility net repayments	(19)	(6)
Issuance of preferred stock, net of issuance costs	213	—
Issuances of UGI Common Stock	15	2
Repurchases of UGI Common Stock	—	(38)
Net cash used by financing activities	(321)	(501)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	9
Cash, cash equivalents and restricted cash increase	$219	$21
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash at end of period	$576	$532
Cash, cash equivalents and restricted cash at beginning of period	357	511
Cash, cash equivalents and restricted cash increase	$219	$21
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Preferred stock, without par value
Balance, beginning of period	$—	$—	$—	$—
Issuance of preferred stock	213	—	213	—
Balance, end of period	$213	$—	$213	$—
Common stock, without par value
Balance, beginning of period	$1,428	$1,409	$1,416	$1,397
Common Stock issued in connection with employee and director plans, net of tax withheld	3	—	6	2
Equity-based compensation expense	4	4	13	15
Issuance of Equity Units - 2024 Purchase Contracts	(45)	—	(45)	—
Other	(2)	—	(2)	(1)
Balance, end of period	$1,388	$1,413	$1,388	$1,413
Retained earnings
Balance, beginning of period	$3,557	$2,953	$2,908	$2,653
Losses on common stock transactions in connection with employee and director plans	(6)	—	(11)	(3)
Net income attributable to UGI Corporation	150	85	942	523
Cash dividends on UGI Common Stock ($0.35, $0.33, $1.01, and $0.980, respectively)	(72)	(68)	(210)	(204)
Other	—	—	—	1
Balance, end of period	$3,629	$2,970	$3,629	$2,970
Accumulated other comprehensive income (loss)
Balance, beginning of period	$(126)	$(230)	$(147)	$(217)
Net (losses) gains on derivative instruments	—	(8)	4	(38)
Reclassification of net losses on derivative instruments	5	5	14	6
Benefit plans	—	—	1	2
Foreign currency adjustments	16	28	23	42
Balance, end of period	$(105)	$(205)	$(105)	$(205)
Treasury stock
Balance, beginning of period	$(40)	$(51)	$(49)	$(16)
Common Stock issued in connection with employee and director plans, net of tax withheld	12	1	22	5
Repurchases of UGI Common Stock	—	—	—	(38)
Reacquired UGI Common Stock - employee and director plans	—	(2)	(1)	(3)
Balance, end of period	$(28)	$(52)	$(28)	$(52)
Total UGI stockholders’ equity	$5,097	$4,126	$5,097	$4,126
Noncontrolling interests
Balance, beginning of period	$9	$9	$9	$10
Other	—	—	—	(1)
Balance, end of period	$9	$9	$9	$9
Total equity	$5,106	$4,135	$5,106	$4,135
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

Energy Services conducts, directly and through subsidiaries and affiliates, energy marketing, including renewable natural gas, midstream transmission, LNG storage, natural gas gathering and processing, natural gas production, electricity generation and energy services businesses primarily in the eastern region of the U.S., eastern Ohio, the panhandle of West Virginia and California. UGID owns electricity generation facilities principally located in Pennsylvania. Energy Services and its subsidiaries’ storage, LNG and portions of its midstream transmission operations are subject to regulation by the FERC.

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

Pending Acquisition of Mountaineer Gas Company

On December 29, 2020, UGI Corporation signed a definitive agreement to acquire Mountaineer, the largest natural gas distribution company in West Virginia for a preliminary purchase price of $540, which includes the assumption of approximately $140 of long-term debt. Mountaineer serves nearly 215,000 customers across 50 of the state’s 55 counties. The pending acquisition is subject to customary regulatory and other closing conditions, including approval by the WV PSC, and is expected to close in the second half of calendar year 2021. UGI currently expects to finance the pending acquisition using proceeds from the 2021 UGI Corporation Senior Credit Facility and the issuance of Equity Units. For additional information on these financing activities, see Notes 7 and 8.

On January 26, 2021, UGI and Mountaineer filed a joint petition for consent and approval of the pending acquisition at the WV PSC. On July 15, 2021, UGI and Mountaineer filed, on behalf of all parties, a unanimous joint stipulation and agreement for settlement (the “Settlement”) of all issues in the proceeding that, among other provisions, requests the WV PSC to approve the pending acquisition. The Settlement was presented to the WV PSC in an evidentiary hearing on July 20, 2021. The Company cannot predict the timing or the ultimate outcome of the Settlement approval process.

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

	June 30, 2021	June 30, 2020	September 30, 2020	September 30, 2019
Cash and cash equivalents	$545	$487	$336	$447
Restricted cash	31	45	21	64
Cash, cash equivalents and restricted cash	$576	$532	$357	$511

Earnings Per Common Share. Basic earnings per share attributable to UGI stockholders reflect the weighted-average number of common shares outstanding. Diluted earnings per share attributable to UGI stockholders include the effects of dilutive stock options and common stock awards.

Shares used in computing basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Denominator (thousands of shares):
Weighted-average common shares outstanding — basic	209,099	208,598	208,934	208,989
Incremental shares issuable for stock options and awards	1,752	377	1,260	1,020
Weighted-average common shares outstanding — diluted	210,851	208,975	210,194	210,009
For the three and nine months ended June 30, 2021 and 2020, there were 2,502 and 7,083 shares, respectively, associated with outstanding stock option awards that were excluded from the computation of diluted earnings per share above because their effect was antidilutive.

As described in Note 8, the Company issued $220 in Equity Units in May 2021, consisting of Convertible Preferred Stock and the 2024 Purchase Contracts. The 2024 Purchase Contracts contain conversion provisions available under certain conditions. The Company will settle such conversions by paying or delivering (i) one share of UGI’s Series B preferred stock (or, for conversions in connection with a redemption of the Convertible Preferred Stock, up to $1,000 per share in cash) per share of Convertible Preferred Stock being converted; and (ii) to the extent the conversion value exceeds the liquidation preference of the Convertible Preferred Stock, shares of UGI’s common stock. The Convertible Preferred Stock is excluded from the denominator of the diluted earnings per share calculation on the basis that the Convertible Preferred Stock will be settled in cash except to the extent that the conversion value exceeds its liquidation preference. Therefore, before any redemption or conversion, the shares of UGI’s common stock that would be required to settle the applicable conversion value in excess of the liquidation preference, if the Company elects to settle such excess in shares of UGI’s common stock, would be included in the denominator of diluted earnings per share in periods in which they are dilutive. There were no shares related to the Convertible Preferred Stock included in the diluted earnings per share calculation during the three and nine months ended June 30, 2021.

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

Impairment of long-lived assets held for sale. In July 2020, Energy Services, through a wholly owned subsidiary, entered into an agreement to sell its approximate 5.97% ownership interest in Conemaugh. As a result, the Company reduced the carrying amount of these assets to their fair value and classified these assets as held-for-sale within the Midstream & Marketing segment as of June 30, 2020. The Company determined the fair value of such assets fell within Level 2 of the fair value hierarchy and was based upon the agreed upon sales price. During the three and nine months ended June 30, 2020, we recognized a non-cash, pre-tax impairment charge of $52 which amount is reflected in “Impairment of assets held-for-sale” on the Condensed Consolidated Statements of Income.

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

Accounting Standard Not Yet Adopted

Income Taxes. In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU simplifies the accounting for income taxes by eliminating certain exceptions within the existing guidance for recognizing deferred taxes for equity method investments, performing intraperiod allocations and calculating income taxes in interim periods. Further, this ASU clarifies existing guidance related to, among other things, recognizing deferred taxes for goodwill and allocated taxes to members of a consolidated group. This new guidance is effective for the Company for interim and annual periods beginning October 1, 2021 (Fiscal 2022). Early adoption is permitted; however, the Company will adopt the new guidance effective October 1, 2021. The Company is in the process of assessing the impact on its financial statements from the adoption of the new guidance.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Debt and Derivatives and Hedging. In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40).” The amendments in this ASU affect entities that issue convertible instruments and/or contracts indexed to and potentially settled in an entity’s own equity. This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock, expands disclosure requirements for convertible instruments, and simplifies the related earnings per share guidance. This new guidance is effective for the Company for interim and annual periods beginning October 1, 2022 (Fiscal 2023). Early adoption is permitted. The amendments in this ASU may be adopted using the modified or full retrospective transition methods. The Company is in the process of assessing the impact on its financial statements from the adoption of the new guidance and determining the transition method and the period in which the new guidance will be adopted.

Note 4 — Revenue from Contracts with Customers

The Company recognizes revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. See Note 4 in the Company’s 2020 Annual Report for additional information on our revenues from contracts with customers.

Revenue Disaggregation

The following tables present our disaggregated revenues by reportable segment:

Three Months Ended June 30, 2021	Total	Eliminations (a)	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$90	$—	$—	$—	$—	$90	$—
Commercial & Industrial	34	—	—	—	—	34	—
Large delivery service	33	—	—	—	—	33	—
Off-system sales and capacity releases	6	(10)	—	—	—	16	—
Other	5	—	—	—	—	5	—
Total Utility	168	(10)	—	—	—	178	—
Non-Utility:
LPG:
Retail	800	—	424	376	—	—	—
Wholesale	77	—	35	42	—	—	—
Energy Marketing	311	(24)	—	129	206	—	—
Midstream:
Pipeline	45	—	—	—	45	—	—
Peaking	1	(5)	—	—	6	—	—
Other	2	—	—	—	2	—	—
Electricity Generation	1	—	—	—	1	—	—
Other	69	—	51	18	—	—	—
Total Non-Utility	1,306	(29)	510	565	260	—	—
Total revenues from contracts with customers	1,474	(39)	510	565	260	178	—
Other revenues (b)	22	(1)	16	7	1	3	(4)
Total revenues	$1,496	$(40)	$526	$572	$261	$181	$(4)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Three Months Ended June 30, 2020	Total	Eliminations (a)	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$103	$—	$—	$—	$—	$103	$—
Commercial & Industrial	30	—	—	—	—	30	—
Large delivery service	30	—	—	—	—	30	—
Off-system sales and capacity releases	5	(7)	—	—	—	12	—
Other	3	—	—	—	—	3	—
Total Utility	171	(7)	—	—	—	178	—
Non-Utility:
LPG:
Retail	622	—	372	250	—	—	—
Wholesale	32	—	10	22	—	—	—
Energy Marketing	223	(16)	—	81	158	—	—
Midstream:
Pipeline	40	—	—	—	40	—	—
Peaking	(1)	(4)	—	—	3	—	—
Other	3	—	—	—	3	—	—
Electricity Generation	6	—	—	—	6	—	—
Other	75	—	53	13	9	—	—
Total Non-Utility	1,000	(20)	435	366	219	—	—
Total revenues from contracts with customers	1,171	(27)	435	366	219	178	—
Other revenues (b)	28	(1)	16	5	3	1	4
Total revenues	$1,199	$(28)	$451	$371	$222	$179	$4

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Nine Months Ended June 30, 2021	Total	Eliminations (a)	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$498	$—	$—	$—	$—	$498	$—
Commercial & Industrial	190	—	—	—	—	190	—
Large delivery service	117	—	—	—	—	117	—
Off-system sales and capacity releases	43	(49)	—	—	—	92	—
Other	16	(1)	—	—	—	17	—
Total Utility	864	(50)	—	—	—	914	—
Non-Utility:
LPG:
Retail	3,250	—	1,829	1,421	—	—	—
Wholesale	235	—	92	143	—	—	—
Energy Marketing	1,205	(89)	—	470	824	—	—
Midstream:
Pipeline	138	—	—	—	138	—	—
Peaking	12	(94)	—	—	106	—	—
Other	6	—	—	—	6	—	—
Electricity Generation	8	—	—	—	8	—	—
Other	211	—	161	50	—	—	—
Total Non-Utility	5,065	(183)	2,082	2,084	1,082	—	—
Total revenues from contracts with customers	5,929	(233)	2,082	2,084	1,082	914	—
Other revenues (b)	80	(3)	50	22	4	9	(2)
Total revenues	$6,009	$(236)	$2,132	$2,106	$1,086	$923	$(2)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Nine Months Ended June 30, 2020	Total	Eliminations (a)	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$499	$—	$—	$—	$—	$499	$—
Commercial & Industrial	193	—	—	—	—	193	—
Large delivery service	113	—	—	—	—	113	—
Off-system sales and capacity releases	44	(37)	—	—	—	81	—
Other	12	(1)	—	—	—	13	—
Total Utility	861	(38)	—	—	—	899	—
Non-Utility:
LPG:
Retail	2,911	—	1,715	1,196	—	—	—
Wholesale	172	—	51	121	—	—	—
Energy Marketing	1,005	(64)	—	349	720	—	—
Midstream:
Pipeline	128	—	—	—	128	—	—
Peaking	6	(96)	—	—	102	—	—
Other	6	—	—	—	6	—	—
Electricity Generation	23	—	—	—	23	—	—
Other	237	(2)	168	43	28	—	—
Total Non-Utility	4,488	(162)	1,934	1,709	1,007	—	—
Total revenues from contracts with customers	5,349	(200)	1,934	1,709	1,007	899	—
Other revenues (b)	86	(2)	49	17	10	2	10
Total revenues	$5,435	$(202)	$1,983	$1,726	$1,017	$901	$10

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
Contract liabilities arise when payment from a customer is received before the performance obligations have been satisfied and represent the Company’s obligations to transfer goods or services to a customer for which we have received consideration. The balances of contract liabilities were $109, $161 and $104 at June 30, 2021, September 30, 2020 and June 30, 2020, respectively, and are included in “Other current liabilities” and “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets. Revenues recognized for the nine months ended June 30, 2021 and 2020, from the amounts included in contract liabilities at September 30, 2020 and 2019, were $137 and $122, respectively.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Remaining Performance Obligations
The Company excludes disclosures related to the aggregate amount of the transaction price allocated to certain performance obligations that are unsatisfied as of the end of the reporting period because these contracts have an initial expected term of one year or less, or we have a right to bill the customer in an amount that corresponds directly with the value of services provided to the customer to date. Certain contracts with customers at Midstream & Marketing and UGI Utilities contain minimum future performance obligations through 2047 and 2053, respectively. At June 30, 2021, Midstream & Marketing and UGI Utilities expect to record approximately $2.0 billion and $0.2 billion of revenues, respectively, related to the minimum future performance obligations over the remaining terms of the related contracts.

Note 5 — Inventories

Inventories comprise the following:

	June 30, 2021	September 30, 2020	June 30, 2020
Non-utility LPG and natural gas	$187	$164	$135
Gas Utility natural gas	16	20	11
Materials, supplies and other	93	57	55
Total inventories	$296	$241	$201

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

	June 30, 2021	September 30, 2020	June 30, 2020
Regulatory assets (a):
Income taxes recoverable	$131	$124	$133
Underfunded pension and postretirement plans	166	175	169
Environmental costs	58	61	62
Removal costs, net	24	26	22
Other	17	11	13
Total regulatory assets	$396	$397	$399
Regulatory liabilities (a):
Postretirement benefit overcollections	$12	$13	$13
Deferred fuel and power refunds	21	29	28
State tax benefits — distribution system repairs	30	28	29
PAPUC Temporary Rates Order	—	7	10
Excess federal deferred income taxes	269	274	275
Other	2	2	3
Total regulatory liabilities	$334	$353	$358
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

Gas Utility uses derivative instruments to reduce volatility in the cost of gas it purchases for retail core-market customers. Realized and unrealized gains or losses on natural gas derivative instruments are included in deferred fuel and power costs or refunds. Net unrealized gains on such contracts at June 30, 2021, September 30, 2020 and June 30, 2020 were $9, $8 and $1, respectively.

Other Regulatory Matters

Base Rate Filings. On February 8, 2021, Electric Utility filed a rate request with the PAPUC to increase its annual base distribution revenues by $9. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable electric service. Electric Utility requested that the new electric rates become effective April 9, 2021. The PAPUC entered an Order on March 11, 2021, suspending the effective date for the rate increase to allow for investigation and public hearings. On July 19, 2021, a Joint Petition for Approval of Settlement of all issues supported by all active parties was filed with the PAPUC providing for a $6 annual base distribution rate increase for Electric Utility. The Joint Petition is subject to receipt of a recommended decision by a PAPUC administrative law judge and an order of the PAPUC approving the settlement. Unless the PAPUC issues a final order prior to the end of the statutory suspension period, the initial proposed rate increase will become effective on or before November 9, 2021, subject to refund and a subsequent PAPUC order. The Company cannot predict the timing or the ultimate outcome of the rate case review process.

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

Note 7 — Debt

2021 UGI Corporation Senior Credit Facility. On May 4, 2021, UGI amended the existing UGI Corporation Senior Credit Facility. The 2021 UGI Corporation Senior Credit Facility (1) extends the maturity date of the previous three-year $300 term loan included in the existing UGI Corporation Senior Credit Facility, which is now due in May 2025; and (2) includes a new four-year term loan commitment, which, effective June 9, 2021, was reduced from $300 to $215, pursuant to the terms of the 2021 UGI Corporation Senior Facility. Proceeds from new borrowings under the 2021 UGI Corporation Senior Credit Facility may be used to finance a portion of the Mountaineer Acquisition and for general corporate purposes.

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

The 2021 UGI Corporation Senior Credit Facility restricts the ability of UGI to, among other things, incur additional indebtedness, make investments, incur liens, and effect mergers, consolidations and sales of assets. The 2021 UGI Corporation Senior Credit Facility also requires UGI not to exceed a ratio of consolidated net indebtedness to consolidated EBITDA, each as defined and calculated on a rolling four-quarter basis as of the last day of each fiscal quarter of 4.50 to 1.00 and raised to 4.75 to 1.00 during an Acquisition Period, as defined by the agreement. UGI is also required to maintain a ratio of consolidated EBITDA to consolidated interest expense, each as defined, as of the last day of each fiscal quarter of not less than 3.50 to 1.00, except in certain circumstances related to UGI’s credit rating.

During the nine months ended June 30, 2021, the Company repaid $285 of borrowings on its five-year $300 revolving credit facility under the 2021 UGI Corporation Senior Credit Facility. A portion of these repayments were funded by the proceeds from the issuance of Equity Units discussed in Note 8. In July 2021, the Company repaid the remaining $15 of borrowings outstanding on this revolving credit facility. As a result of this repayment in July, the Company classified these repayments as “Current maturities of long-term debt” on the June 30, 2021 Condensed Consolidated Balance Sheet. The Company intends to draw upon this revolving credit facility concurrent with the closing of the pending Mountaineer Acquisition.
UGI Utilities Senior Notes. On May 7, 2021, UGI Utilities entered into a Note Purchase Agreement which provides for the private placement of (1) $100 aggregate principal amount of 1.59% Senior Notes due June 15, 2026 and (2) $75 aggregate principal amount of 1.64% Senior Notes due September 15, 2026. On June 15, 2021, UGI Utilities issued $100 aggregate principal amount of 1.59% Senior Notes pursuant to the Note Purchase Agreement. The net proceeds from the issuance of the 1.59% Senior Notes were used to repay short-term borrowings. The 1.64% Senior Notes are expected to be issued in September 2021. These Senior Notes are unsecured and will rank equally with UGI Utilities’ existing outstanding senior debt. UGI Utilities expects to use the net proceeds from the issuance of the 1.64% Senior Notes to reduce short-term borrowings and for general corporate purposes. These Senior Notes include the usual and customary covenants for similar type notes including, among others, maintenance of existence, payment of taxes when due, compliance with laws and maintenance of insurance. These Senior Notes require UGI Utilities not to exceed a ratio of Consolidated Debt to Consolidated Total Capital, as defined, of 0.65 to 1.00.

Note 8 — Issuance of Equity Units

On May 25, 2021, the Company issued 2.2 million Equity Units with a total notional value of $220. Each Equity Unit has a stated amount of $100 and consists of 1) a 10% undivided beneficial ownership interest in one share of Convertible Preferred Stock with a liquidation preference of $1,000 per share and 2) a 2024 Purchase Contract. The Company received approximately $213 in proceeds from the issuance of the Equity Units, net of offering expenses and underwriting costs and commissions, and issued 220,000 shares of Convertible Preferred Stock, recording $213 in “Preferred stock” on the accompanying Condensed Consolidated Balance Sheet. The proceeds were used to repay borrowings on the Company’s five-year $300 revolving credit facility under the 2021 UGI Corporation Senior Credit Facility. Concurrent with the closing of the pending Mountaineer Acquisition, the Company intends to draw upon this revolving credit facility to pay a portion of the purchase price and related fees and expenses, and for general corporate purposes.

Convertible Preferred Stock. Holders of the Convertible Preferred Stock will generally have no voting rights, except under the limited circumstances as described in the Equity Unit Agreements, and will be entitled to receive cumulative dividends at an initial annual rate of 0.125% when, as, and if declared by the UGI Board of Directors, payable quarterly in arrears on March 1, June 1, September 1 and December 1, commencing September 1, 2021. The Company may elect to pay such dividends in cash, shares of UGI’s common stock or a combination of cash and shares of UGI’s common stock. Unless all accumulated and unpaid dividends on the Convertible Preferred Stock for prior completed dividend periods have been declared and paid, the Company may not make any distributions on, or repurchase, any of its capital stock ranking equal or junior to the Convertible Preferred Stock as to dividends or upon liquidation, subject to certain exceptions.

The Convertible Preferred Stock has no maturity date and will remain outstanding unless converted by holders or redeemed by the Company. The Company has the option to redeem all or a portion of the Convertible Preferred Stock at any time, and from

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
time to time, on or after September 3, 2024, for cash at a redemption price equal to the liquidation preference of the Convertible Preferred Stock being redeemed plus any accumulated and unpaid dividends. Each share of Convertible Preferred Stock may be converted at the option of the holders on and after June 1, 2024, only after it has been separated from the Equity Units and, prior to June 1, 2024, only under limited circumstances in connection with a fundamental change, as defined in the Equity Unit Agreements. The Company will settle conversions by paying or delivering (i) one share of UGI’s 0.125% Series B preferred stock (or, for conversions in connection with a redemption of the Convertible Preferred Stock, up to $1,000 per share in cash plus all accumulated but unpaid dividends to, but excluding, the payment date immediately preceding the relevant conversion date) per share of Convertible Preferred Stock being converted; and (ii) to the extent the conversion value exceeds the liquidation preference of the Convertible Preferred Stock, shares of UGI’s common stock. The conversion rate is initially 19.0215 shares of UGI’s common stock per one share of Convertible Preferred Stock, which is equivalent to an initial conversion price of approximately $52.57 per share of UGI’s common stock.

The Convertible Preferred Stock can be remarketed during either (i) an optional remarketing period beginning on, and including, March 1, 2024 and ending on, and including, May 13, 2024 or (ii) a final remarketing period beginning on, and including, May 23, 2024 and ending on, and including, May 30, 2024. In connection with a successful remarketing, the conversion rate and dividend rate of the Convertible Preferred Stock may be increased, and the earliest redemption date for the Convertible Preferred Stock may be changed to a later date that is on or before August 29, 2025.

2024 Purchase Contracts. The 2024 Purchase Contracts obligate the holders to pay $100 to UGI to purchase a variable number of shares of UGI’s common stock on the purchase contract settlement date, which is scheduled to occur on June 1, 2024. The number of shares of UGI’s common stock to be issued upon settlement of each 2024 Purchase Contract on the purchase contract settlement date will be equal to $100 divided by the market value per share of UGI’s common stock, which will be determined over a market value averaging period preceding the settlement date, subject to a maximum settlement rate of 2.2826 shares of UGI’s common stock per 2024 Purchase Contract, subject to adjustment. The initial maximum settlement rate of the 2024 Purchase Contracts is approximately equal to $100 divided by the last reported sale price of $43.81 per share of UGI’s common stock on May 17, 2021. Absent any fundamental changes, as defined in the Equity Unit Agreements, the holders can settle the 2024 Purchase Contracts early, subject to certain exceptions and conditions. Upon early settlement of any 2024 Purchase Contracts, other than in connection with a fundamental change, the Company will deliver the number of shares of UGI’s common stock equal to 85% of the number of shares of UGI’s common stock that would have otherwise been deliverable.

The Company will pay holders of the 2024 Purchase Contracts quarterly contract adjustment payments at an annual rate of 7.125%, payable quarterly in arrears on March 1, June 1, September 1 and December 1, commencing September 1, 2021. The Company may elect to pay such contract adjustment payments in cash, shares of UGI’s common stock or a combination of cash and shares of UGI’s common stock. The Company may defer the contract adjustment payments for one or more consecutive periods but generally not beyond the purchase contract settlement date. If contract adjustment payments are deferred, the Company will be subject to certain dividend, distribution, and other restrictions related to its capital stock as defined in the Equity Unit Agreements.

The present value of the quarterly contract adjustment payments liability was $45 upon issuance of the Equity Units and is recorded in “Other current liabilities” and “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheet. Such liability reduced “UGI Common Stock” on the Condensed Consolidated Balance Sheet at inception. As each quarterly contract adjustment payment is made, the related liability is reduced and the difference between the cash payment and the present value will accrete to “Interest expense” on the Condensed Consolidated Statements of Income. This accretion was not material for the three and nine months ended June 30, 2021.

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
Prior to October 1, 2020, UGI Utilities was subject to three COAs with the PADEP to address the remediation of specified former MGP sites in Pennsylvania and, in the case of one COA, the plugging of specified natural gas wells. Effective October 1, 2020, the COAs were consolidated into one agreement that supersedes the existing agreements, and which is scheduled to terminate at the end of 2031. In accordance with the consolidated COA, UGI Utilities is required to either obtain a certain number of points per calendar year based on defined eligible environmental investigatory and/or remedial activities at the MGPs, or make expenditures for such activities in an amount equal to an annual environmental minimum expenditure threshold. The annual minimum expenditure required under the consolidated COA is $5. The consolidated COA permits the transfer of the specified wells, with related costs counted towards the annual minimum expenditure. At June 30, 2021, September 30, 2020 and June 30, 2020, our aggregate estimated accrued liabilities for environmental investigation and remediation costs related to the current COA and the predecessor agreements totaled $49, $53 and $55, respectively.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
The NYDEC commenced implementation of the remediation plan in the spring of 2018. Based on our evaluation of the available information as of June 30, 2021, the Partnership has an undiscounted environmental remediation liability of $8 related to the site. Our share of the actual remediation costs could be significantly more or less than the accrued amount.

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

	Pension Benefits
Three Months Ended June 30,	2021	2020
Service cost	$3	$3
Interest cost	5	6
Expected return on assets	(10)	(10)
Amortization of:
Actuarial loss	4	4
Net cost	$2	$3

Nine Months Ended June 30,	2021	2020
Service cost	$9	$9
Interest cost	16	18
Expected return on assets	(30)	(29)
Curtailment gain	—	(1)
Amortization of:
Actuarial loss	11	11
Net cost	$6	$8

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 11 — Fair Value Measurements

Recurring Fair Value Measurements

The following table presents, on a gross basis, our financial assets and liabilities, including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
June 30, 2021:
Derivative instruments:
Assets:
Commodity contracts	$241	$396	$—	$637
Foreign currency contracts	$—	$24	$—	$24
Liabilities:
Commodity contracts	$(136)	$(9)	$—	$(145)
Foreign currency contracts	$—	$(13)	$—	$(13)
Interest rate contracts	$—	$(35)	$—	$(35)
Non-qualified supplemental postretirement grantor trust investments (a)	$42	$—	$—	$42
September 30, 2020:
Derivative instruments:
Assets:
Commodity contracts	$68	$39	$—	$107
Foreign currency contracts	$—	$32	$—	$32
Liabilities:
Commodity contracts	$(54)	$(64)	$—	$(118)
Foreign currency contracts	$—	$(14)	$—	$(14)
Interest rate contracts	$—	$(55)	$—	$(55)
Non-qualified supplemental postretirement grantor trust investments (a)	$42	$—	$—	$42
June 30, 2020:
Derivative instruments:
Assets:
Commodity contracts	$39	$29	$—	$68
Foreign currency contracts	$—	$49	$—	$49
Liabilities:
Commodity contracts	$(58)	$(114)	$—	$(172)
Foreign currency contracts	$—	$(7)	$—	$(7)
Interest rate contracts	$—	$(59)	$—	$(59)
Non-qualified supplemental postretirement grantor trust investments (a)	$41	$—	$—	$41
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

	June 30, 2021	September 30, 2020	June 30, 2020
Carrying amount	$5,890	$6,081	$6,036
Estimated fair value	$6,314	$6,504	$6,208

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

As previously mentioned in Note 7, on May 4, 2021, UGI entered into the 2021 UGI Corporation Senior Credit Facility, which as amended, includes a new term loan commitment of up to $215. Borrowings on this commitment will bear interest at a rate indexed to short-term market rates. In June 2021, UGI entered into two forward starting, pay-fixed, receive-variable interest rate swap agreements, commencing in January 2022. These swaps generally fix the underlying variable interest rate on $125 of future borrowings at 0.69% through September 2024. We have designated these interest rate swaps as a cash flow hedges.

The remainder of our long-term debt is typically issued at fixed rates of interest. As this long-term debt matures, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time, we enter into IRPAs. We account for IRPAs as cash flow hedges. There were no unsettled IRPAs during any of the periods presented. At June 30, 2021, the amount of pre-tax net losses associated with interest rate hedges (excluding pay-fixed, receive-variable interest rate swaps) expected to be reclassified into earnings during the next twelve months is $4.

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

Our euro-denominated long-term debt has also been designated as net investment hedges of a portion of our UGI International euro-denominated net investment. We recognized pre-tax losses associated with these net investment hedges in the cumulative translation adjustment component in AOCI of $8 and $13 during the three months ended June 30, 2021 and 2020, respectively, $9 and $22 during the nine months ended June 30, 2021 and 2020, respectively.

Quantitative Disclosures Related to Derivative Instruments

The following table summarizes by derivative type the gross notional amounts related to open derivative contracts at June 30, 2021, September 30, 2020 and June 30, 2020, and the final settlement dates of the Company's open derivative contracts as of June 30, 2021, excluding those derivatives that qualified for the NPNS exception:

			Notional Amounts (in millions)
Type	Units	Settlements Extending Through	June 30, 2021	September 30, 2020	June 30, 2020
Commodity Price Risk:
Regulated Utility Operations
Gas Utility NYMEX natural gas futures and option contracts	Dekatherms	February 2022	12	22	16
Non-utility Operations
LPG swaps	Gallons	November 2023	688	846	890
Natural gas futures, forward, basis swap, options and pipeline contracts	Dekatherms	July 2026	344	339	343
Electricity forward and futures contracts	Kilowatt hours	January 2026	4,730	4,705	4,144
Interest Rate Risk:
Interest rate swaps	Euro	October 2022	€300	€300	€300
Interest rate swaps	USD	September 2024	$1,424	$1,344	$1,347
Foreign Currency Exchange Rate Risk:
Forward foreign currency exchange contracts	USD	October 2024	$504	$511	$440
Net investment hedge forward foreign exchange contracts	Euro	October 2024	€173	€173	€173

Derivative Instrument Credit Risk

We are exposed to risk of loss in the event of nonperformance by our derivative instrument counterparties. Our derivative instrument counterparties principally comprise large energy companies and major U.S. and international financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits or entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. Certain of these agreements call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. Additionally, our commodity exchange traded futures contracts generally require cash deposits in margin accounts. Restricted cash in brokerage accounts is reported in “Restricted cash” on the Condensed Consolidated Balance Sheets. Although we have concentrations of credit risk associated with derivative instruments, the maximum amount of loss we would incur if these counterparties failed to perform according to the terms of their contracts, based upon the gross fair values of the derivative instruments, was not material at June 30, 2021. Certain of the Partnership’s derivative contracts have credit-risk-related

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At June 30, 2021, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Fair Value of Derivative Instruments

The following table presents the Company’s derivative assets and liabilities by type, as well as the effects of offsetting:

	June 30, 2021	September 30, 2020	June 30, 2020
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	$15	$17	$25
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	14	7	3
Derivatives not designated as hedging instruments:
Commodity contracts	623	100	65
Foreign currency contracts	9	15	24
	632	115	89
Total derivative assets — gross	661	139	117
Gross amounts offset in the balance sheet	(77)	(57)	(42)
Cash collateral received	(105)	—	—
Total derivative assets — net	$479	$82	$75
Derivative liabilities:
Derivatives designated as hedging instruments:
Interest rate contracts	$(35)	$(55)	$(59)
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	(6)	—	(2)
Derivatives not designated as hedging instruments:
Commodity contracts	(139)	(118)	(170)
Foreign currency contracts	(13)	(14)	(7)
	(152)	(132)	(177)
Total derivative liabilities — gross	(193)	(187)	(238)
Gross amounts offset in the balance sheet	77	57	42
Cash collateral pledged	—	7	21
Total derivative liabilities — net	$(116)	$(123)	$(175)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Effects of Derivative Instruments

The following tables provide information on the effects of derivative instruments on the Condensed Consolidated Statements of Income and changes in AOCI:

Three Months Ended June 30,:
	Gain (Loss) Recognized in AOCI		Loss Reclassified from AOCI into Income		Location of Loss Reclassified from AOCI into Income
Cash Flow Hedges:	2021	2020	2021	2020
Interest rate contracts	$(1)	$(11)	$(6)	$(6)	Interest expense

Net Investment Hedges:
Foreign currency contracts	$(1)	$(3)

	Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2021	2020	Location of Gain (Loss) Recognized in Income
Commodity contracts	$(5)	$6	Revenues
Commodity contracts	347	127	Cost of sales
Commodity contracts	—	1	Operating and administrative expenses
Foreign currency contracts	(1)	(5)	Other non-operating income (expense), net
Total	$341	$129

Nine Months Ended June 30,:
	Gain (Loss) Recognized in AOCI		Loss Reclassified from AOCI into Income		Location of Loss Reclassified from AOCI into Income
Cash Flow Hedges:	2021	2020	2021	2020
Interest rate contracts	$5	$(53)	$(19)	$(8)	Interest expense

Net Investment Hedges:
Foreign currency contracts	$(2)	$7

	Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2021	2020	Location of Gain (Loss) Recognized in Income
Commodity contracts	$(4)	$14	Revenues
Commodity contracts	585	(112)	Cost of sales
Commodity contracts	—	1	Operating and administrative expenses
Commodity contracts	5	—	Other operating income, net
Foreign currency contracts	(4)	(5)	Other non-operating income (expense), net
Total	$582	$(102)

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Note 13 — Accumulated Other Comprehensive Income (Loss)

The tables below present changes in AOCI, net of tax:

Three Months Ended June 30, 2021	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — March 31, 2021	$(25)	$(41)	$(60)	$(126)
Other comprehensive income before reclassification adjustments	—	—	16	16
Amounts reclassified from AOCI	—	5	—	5
Other comprehensive income attributable to UGI	—	5	16	21
AOCI — June 30, 2021	$(25)	$(36)	$(44)	$(105)

Three Months Ended June 30, 2020	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — March 31, 2020	$(24)	$(54)	$(152)	$(230)
Other comprehensive (loss) income before reclassification adjustments	—	(8)	28	20
Amounts reclassified from AOCI	—	5	—	5
Other comprehensive (loss) income attributable to UGI	—	(3)	28	25
AOCI — June 30, 2020	$(24)	$(57)	$(124)	$(205)

Nine Months Ended June 30, 2021	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2020	$(26)	$(54)	$(67)	$(147)
Other comprehensive income before reclassification adjustments	—	4	23	27
Amounts reclassified from AOCI	1	14	—	15
Other comprehensive income attributable to UGI	1	18	23	42
AOCI — June 30, 2021	$(25)	$(36)	$(44)	$(105)

Nine Months Ended June 30, 2020	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2019	$(26)	$(25)	$(166)	$(217)
Other comprehensive (loss) income before reclassification adjustments	—	(38)	42	4
Amounts reclassified from AOCI	2	6	—	8
Other comprehensive income (loss) attributable to UGI	2	(32)	42	12
AOCI — June 30, 2020	$(24)	$(57)	$(124)	$(205)

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

Three Months Ended June 30, 2021	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other (a)
Revenues from external customers	$1,496	$—		$526	$572	$232	$171	$(5)
Intersegment revenues	$—	$(40)	(b)	$—	$—	$29	$10	$1
Cost of sales	$516	$(39)	(b)	$267	$355	$196	$67	$(330)
Operating income	$391	$—		$11	$40	$14	$24	$302
(Loss) income from equity investees	(86)	—		—	—	7	—	(93)
Other non-operating income (expense), net	1	—		—	1	—	1	(1)
Earnings before interest expense and income taxes	306	—		11	41	21	25	208
Interest expense	(77)	—		(40)	(8)	(10)	(14)	(5)
Income (loss) before income taxes	$229	$—		$(29)	$33	$11	$11	$203
Depreciation and amortization	$125	$—		$43	$33	$19	$29	$1
Capital expenditures (including the effects of accruals)	$162	$—		$26	$21	$3	$112	$—

Three Months Ended June 30, 2020	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other (a)
Revenues from external customers	$1,199	$—		$451	$371	$202	$172	$3
Intersegment revenues	$—	$(28)	(b)	$—	$—	$20	$7	$1
Cost of sales	$417	$(28)	(b)	$178	$198	$158	$68	$(157)
Operating income	$174	$—		$19	$17	$13	$21	$104
Income from equity investees	7	—		—	—	7	—	—
Other non-operating (expense) income, net	(4)	—		—	4	—	—	(8)
Earnings before interest expense and income taxes	177	—		19	21	20	21	96
Interest expense	(80)	—		(41)	(8)	(11)	(14)	(6)
Income (loss) before income taxes	$97	$—		$(22)	$13	$9	$7	$90
Depreciation and amortization	$122	$—		$45	$30	$20	$26	$1
Capital expenditures (including the effects of accruals)	$133	$—		$30	$20	$15	$68	$—

Nine Months Ended June 30, 2021	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other (a)
Revenues from external customers	$6,009	$—		$2,132	$2,106	$903	$873	$(5)
Intersegment revenues	$—	$(236)	(b)	$—	$—	$183	$50	$3
Cost of sales	$2,623	$(233)	(b)	$970	$1,229	$776	$401	$(520)
Operating income	$1,564	$—		$391	$322	$156	$243	$452
(Loss) income from equity investees	(69)	—		—	—	24	—	(93)
Other non-operating income (expense), net	—	—		—	4	—	2	(6)
Earnings before interest expense and income taxes	1,495	—		391	326	180	245	353
Interest expense	(233)	—		(120)	(21)	(31)	(42)	(19)
Income before income taxes	$1,262	$—		$271	$305	$149	$203	$334
Depreciation and amortization	$375	$—		$130	$100	$56	$87	$2
Capital expenditures (including the effects of accruals)	$438	$—		$83	$68	$32	$255	$—
As of June 30, 2021
Total assets	$15,006	$(267)		$4,381	$3,749	$2,904	$3,997	$242

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Nine Months Ended June 30, 2020	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other (a)
Revenues from external customers	$5,435	$—		$1,983	$1,726	$855	$863	$8
Intersegment revenues	$—	$(202)	(b)	$—	$—	$162	$38	$2
Cost of sales	$2,673	$(201)	(b)	$792	$968	$721	$404	$(11)
Operating income (loss)	$913	$—		$390	$230	$139	$229	$(75)
Income from equity investees	22	—		—	—	22	—	—
Other non-operating (expense) income, net	(4)	—		—	17	—	—	(21)
Earnings (loss) before interest expense and income taxes	931	—		390	247	161	229	(96)
Interest expense	(247)	—		(124)	(23)	(34)	(41)	(25)
Income (loss) before income taxes	$684	$—		$266	$224	$127	$188	$(121)
Depreciation and amortization	$362	$—		$134	$92	$57	$78	$1
Capital expenditures (including the effects of accruals)	$444	$—		$104	$62	$61	$217	$—
As of June 30, 2020
Total assets	$13,843	$(365)		$4,311	$3,208	$2,740	$3,709	$240
(a)Corporate & Other includes specific items attributable to our reportable segments that are not included in the segment profit measures used by our CODM in assessing our reportable segments’ performance or allocating resources. The following table presents such pre-tax gains (losses) which have been included in Corporate & Other, and the reportable segments to which they relate:

Three Months Ended June 30, 2021	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
Net losses on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$—	$(4)
Net gains on commodity derivative instruments not associated with current-period transactions	Cost of sales	$59	$226	$44
Unrealized losses on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$(1)	$—
Business transformation expenses	Operating and administrative expenses	$(11)	$(6)	$—
Impairment of investment in PennEast	(Loss) income from equity investees	$—	$—	$(93)

Three Months Ended June 30, 2020	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
Net gains on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$—	$3
Net gains on commodity derivative instruments not associated with current-period transactions	Cost of sales	$60	$78	$22
Unrealized losses on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$(7)	$—
Business transformation expenses	Operating and administrative expenses	$(3)	$(4)	$—
Impairment of assets held-for-sale	Impairment of assets held-for-sale	$—	$—	$(52)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Nine Months Ended June 30, 2021	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
Net losses on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$—	$(4)
Net gains on commodity derivative instruments not associated with current-period transactions	Cost of sales	$123	$380	$16
Unrealized losses on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$(6)	$—
Business transformation expenses	Operating and administrative expenses	$(37)	$(12)	$—
Impairment of investment in PennEast	(Loss) income from equity investees	$—	$—	$(93)

Nine Months Ended June 30, 2020	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
Net gains on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$—	$8
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Cost of sales	$48	$(54)	$19
Unrealized losses on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$(20)	$—
Acquisition and integration expenses associated with the CMG Acquisition	Operating and administrative expenses	$—	$—	$(2)
Business transformation expenses	Operating and administrative expenses	$(27)	$(16)	$—
Impairment of assets held-for-sale	Impairment of assets held-for-sale	$—	$—	$(52)

(b)Represents the elimination of intersegment transactions principally among Midstream & Marketing, UGI Utilities and AmeriGas Propane.

Note 15 — Business Transformation Initiatives

AmeriGas and UGI International. Beginning in Fiscal 2019, we began executing on multi-year business transformation initiatives at our AmeriGas Propane and UGI International business segments. These initiatives are designed to improve long-term operational performance by, among other things, reducing costs and improving efficiency in the areas of sales and marketing, supply and logistics, operations, purchasing, and administration. In addition, these business transformation initiatives focus on enhancing the customer experience through, among other things, enhanced customer relationship management and an improved digital customer experience. In connection with these initiatives, we recognized expenses of $17 and $6 during the three months ended June 30, 2021 and 2020, respectively, and $49 and $43 during the nine months ended June 30, 2021 and 2020, respectively. These expenses principally comprising consulting, advisory, marketing and employee-related costs and are primarily reflected in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income.

Corporate Services. Beginning in Fiscal 2020, we initiated a transformation project focused on our support functions including: finance, procurement, human resources, and information technology. This initiative will standardize processes and activities across our global platform, while leveraging the use of best practices and efficiencies between our businesses. In connection with this initiative, we recognized expenses of $4 and $8 for the three and nine months ended June 30, 2021 in “Operating and administrative expenses” on the Condensed Consolidated Statement of Income.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 16 — Equity Method Investments
We account for privately held equity securities of entities without readily determinable fair values in which we do not have control, but have significant influence over operating and financial policies, under the equity method. Our equity method investments are primarily comprised of PennEast, Pennant and Pine Run.
Fiscal 2021 Developments

Pine Run. In February 2021, Pine Run, a company jointly owned by Stonehenge and UGI Pine Run, LLC, a wholly-owned subsidiary of Energy Services, completed the acquisition of Pine Run Midstream, LLC from an affiliate of PennEnergy and minority partners for a preliminary purchase price of $205. Pine Run Midstream, LLC operates 43 miles of dry gas gathering pipeline and compression assets in Butler and Armstrong counties in western Pennsylvania. UGI Pine Run, LLC’s 49% membership interest in Pine Run totaled $59, as of June 30, 2021 and is accounted for as an equity method investment as we have the ability to exercise significant influence, but not control, over the entity.
PennEast. UGI PennEast, LLC and four other members comprising wholly owned subsidiaries of Southern Company, New Jersey Resources, South Jersey Industries, and Enbridge, Inc., each hold a 20% membership interest in PennEast. In September 2019, a panel of the U.S. Court of Appeals for the Third Circuit ruled that New Jersey’s Eleventh Amendment immunity barred PennEast from bringing an eminent domain lawsuit in federal court, under the Natural Gas Act, against New Jersey or its agencies. On February 3, 2021, the U.S. Supreme Court issued an order granting PennEast’s petition for a writ of certiorari and the case was argued on April 28, 2021. On June 29, 2021, the U.S. Supreme Court ruled in favor of PennEast, overturning the Third Circuit’s decision that blocked PennEast from exercising federal eminent domain authority over lands in which a state has property rights interests.

Following the favorable Supreme Court decision, the partners of the PennEast project re-assessed the remaining legal and regulatory contingencies which must be resolved before construction can commence. Based on the significant remaining legal challenges and the expected further delays in obtaining the necessary regulatory approvals, which are preventing the commencement of construction and commercial operation of the project, the Company concluded that its investment in PennEast was impaired at June 30, 2021, and that such impairment was other-than-temporary. The estimated fair value of the Company’s investment in PennEast was measured using probability-weighted cash flows under an expected present value technique based on management's estimates and assumptions regarding the likelihood of certain outcomes (and the related timing) that would be used by market participants. These assumptions included the estimated fair value of the equipment acquired by the PennEast project (principally pipes, compressors and land) as well as the required regulatory approvals, satisfactory resolution of pending legal matters, the magnitude of construction costs, in-service dates, forecasted revenues and discount rates, as well as the probability weighting of the various scenarios associated with the PennEast project. The ultimate outcome of the PennEast construction project cannot be determined at this time.

Based upon this analysis, the Company recognized an other-than-temporary pretax impairment charge of $93 in June 2021, which is recorded in “(Loss) income from equity investees” in the Condensed Consolidated Statements of Income. The Company has established a full valuation allowance on the deferred tax asset recognized for the impairment, as it is not more likely than not at June 30, 2021 that such deferred tax asset will be realized. The estimated fair value of the Company’s investment in PennEast as of June 30, 2021 represents a nonrecurring, level 3 measurement within the fair value hierarchy as the significant unobservable inputs principally reflect the probability weightings assigned to the potential outcomes discussed above.

Note 17 — Impact of Global Pandemic

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors that could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) weather conditions, including increasingly uncertain weather patterns due to climate change, resulting in reduced demand and the seasonal nature of our business; (2) cost volatility and availability of propane and other LPG, electricity, and natural gas, as well as the availability of LPG cylinders and the capacity to transport product to our customers; (3) changes in domestic and foreign laws and regulations, including safety, tax, consumer protection, data privacy, accounting matters, and environmental, including regulatory responses to climate change; (4) inability to timely recover costs through utility rate proceedings; (5) the impact of pending and future legal or regulatory proceedings, inquiries or investigations; (6) competitive pressures from the same and alternative energy sources; (7) failure to acquire new customers or retain current customers thereby reducing or limiting any increase in revenues; (8) liability for environmental claims; (9) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (10) adverse labor relations; (11) customer, counterparty, supplier, or vendor defaults; (12) liability for uninsured claims and for claims in excess of insurance coverage, including those for personal injury and property damage arising from explosions, terrorism, natural disasters, pandemics and other catastrophic events that may result from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas in all forms; (13) transmission or distribution system service interruptions; (14) political, regulatory and economic conditions in the United States, Europe and other foreign countries, including the current conflicts in the Middle East and the withdrawal of the United Kingdom from the European Union, and foreign currency exchange rate fluctuations, particularly the euro; (15) capital market conditions, including reduced access to capital markets and interest rate fluctuations; (16) changes in commodity market prices resulting in significantly higher cash collateral requirements; (17) reduced distributions from subsidiaries impacting the ability to pay dividends; (18) changes in Marcellus and Utica Shale gas production; (19) the availability, timing and success of our acquisitions, commercial initiatives and investments to grow our businesses; (20) our ability to successfully integrate acquired businesses and achieve anticipated synergies; (21) the interruption, disruption, failure or malfunction of our information technology systems, and those of our third-party vendors or service providers, including due to cyber attack; (22) the inability to complete pending or future energy infrastructure projects; (23) our ability to achieve the operational benefits and cost efficiencies expected from the completion of pending and future business transformation initiatives including the impact of customer service disruptions resulting in potential customer loss due to the transformation activities; (24) uncertainties related to a global pandemic, including the duration and/or impact of the COVID-19 pandemic; (25) the extent to which we are able to utilize certain tax benefits currently available under the CARES Act and similar tax legislation and whether such benefits will remain available in the future; and (26) the potentially dilutive impact that the payment and settlement of the components of our Equity Units may have on holders of our Common Stock.

These factors, and those factors set forth in Item 1A. Risk Factors in this Form 10-Q and in the Company’s 2020 Annual Report, are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events except as required by the federal securities laws.

ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Company’s results of operations for the 2021 three-month period with the 2020 three-month period and the 2021 nine-month period with the 2020 nine-month period. Our analyses of results of operations should be read in conjunction with the segment information included in Note 14 to Condensed Consolidated Financial Statements.

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

Recent Developments

Pending Acquisition of Mountaineer Gas Company
On December 29, 2020, UGI Corporation signed a definitive agreement to acquire Mountaineer, the largest natural gas distribution company in West Virginia for a preliminary purchase price of $540 million, which includes the assumption of approximately $140 million of long-term debt. Mountaineer serves nearly 215,000 customers across 50 of the state’s 55 counties. The pending acquisition is subject to customary regulatory and other closing conditions, including approval by the Public Service Commission of West Virginia, and is expected to close in the second half of calendar year 2021. UGI currently expects to finance the pending acquisition using proceeds from the 2021 UGI Corporation Senior Credit Facility and the issuance of Equity Units. For additional information on these financing activities, see Notes 7 and 8 to the Condensed Consolidated Financial Statements.

On January 26, 2021, UGI and Mountaineer filed a joint petition for consent and approval of the pending acquisition at the WV PSC. On July 15, 2021, UGI and Mountaineer filed, on behalf of all parties, a unanimous joint stipulation and agreement for settlement (the “Settlement”) of all issues in the proceeding that, among other provisions, requests the WV PSC to approve the pending acquisition. The Settlement was presented to the WV PSC in an evidentiary hearing on July 20, 2021. The Company cannot predict the timing or the ultimate outcome of the Settlement approval process.

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

UGI CORPORATION AND SUBSIDIARIES
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

UGI CORPORATION AND SUBSIDIARIES
The following tables reflect the adjustments referred to above and reconcile net income attributable to UGI Corporation, the most directly comparable GAAP measure, to adjusted net income attributable to UGI Corporation, and reconcile diluted earnings per share, the most directly comparable GAAP measure, to adjusted diluted earnings per share:

Adjusted net income attributable to UGI Corporation	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
AmeriGas Propane	$(20)	$(15)	$204	$198
UGI International	31	(11)	222	137
Midstream & Marketing	8	7	107	93
UGI Utilities	9	4	157	147
Corporate & Other (a)	122	100	252	(52)
Net income attributable to UGI Corporation	150	85	942	523
Net gains on commodity derivative instruments not associated with current-period transactions (net of tax of $94, $49, $147, and $6, respectively)	(231)	(114)	(368)	(15)
Unrealized losses on foreign currency derivative instruments (net of tax of $(1), $(3), $(2), and $(6), respectively)	—	4	4	14
Acquisition and integration expenses associated with the CMG Acquisition (net of tax of $0, $0, $0, and $(1), respectively)	—	—	—	1
Acquisition expenses associated with the pending Mountaineer Acquisition (net of tax of $0, $0, $(1), and $0, respectively)	1	—	3	—
Business transformation expenses (net of tax of $(6), $(3), $(15), and $(13), respectively)	15	4	42	30
Impact of change in Italian tax law (b)	—	—	(23)	—
Impairment of investment in PennEast (net of tax of $0, $0, $0, $0, respectively)	93	—	93	—
Impairment of assets held-for-sale (net of tax of $0, $(15), $0, and $(15), respectively)	—	37	—	37
Total adjustments (a) (c)	(122)	(69)	(249)	67
Adjusted net income attributable to UGI Corporation	$28	$16	$693	$590

UGI CORPORATION AND SUBSIDIARIES

	Three Months Ended June 30,		Nine Months Ended June 30,
Adjusted diluted earnings per share	2021	2020	2021	2020
AmeriGas Propane	$(0.10)	$(0.07)	$0.97	$0.94
UGI International	0.15	(0.05)	1.06	0.65
Midstream & Marketing	0.04	0.03	0.51	0.44
UGI Utilities	0.04	0.02	0.75	0.70
Corporate & Other (a)	0.58	0.48	1.19	(0.24)
Earnings per share - diluted	0.71	0.41	4.48	2.49
Net gains on commodity derivative instruments not associated with current-period transactions	(1.09)	(0.55)	(1.75)	(0.07)
Unrealized losses on foreign currency derivative instruments	—	0.02	0.03	0.07
Acquisition and integration expenses associated with the CMG Acquisition	—	—	—	0.01
Acquisition expenses associated with the pending Mountaineer Acquisition	—	—	0.01	—
Business transformation expenses	0.07	0.02	0.20	0.14
Impact of change in Italian tax law (b)	—	—	(0.11)	—
Impairment of investment in PennEast	0.44	—	0.44	—
Impairment of assets held-for-sale	—	0.18	—	0.17
Total adjustments (a)	(0.58)	(0.33)	(1.18)	0.32
Adjusted earnings per share - diluted	$0.13	$0.08	$3.30	$2.81

(a)Corporate & Other includes certain adjustments made to our reporting segments in arriving at net income attributable to UGI Corporation. These adjustments have been excluded from the segment results to align with the measure used by our CODM in assessing segment performance and allocating resources.  See Note 14 to Condensed Consolidated Financial Statements for additional information related to these adjustments, as well as other items included within Corporate & Other.
(b)See “Interest Expense and Income Taxes” below for additional information related to this adjustment.
(c)Income taxes associated with pre-tax adjustments determined using statutory business unit tax rates.

EXECUTIVE OVERVIEW

2021 three-month period compared with 2020 three-month period

Discussion. Net income attributable to UGI Corporation for the 2021 three-month period was $150 million (equal to $0.71 per diluted share) compared to $85 million (equal to $0.41 per diluted share) during the 2020 three-month period. Net income attributable to UGI Corporation in the 2021 and 2020 three-month periods reflects net gains of $231 million and $110 million, respectively, from changes in unrealized commodity derivative instruments and certain foreign currency derivative instruments. Net income attributable to UGI Corporation also reflects business transformation expenses of $15 million and $4 million, respectively, in the 2021 and 2020 three-month periods. The 2021 three-month period includes a $93 million impairment charge related to our investment in PennEast, and the 2020 three-month period includes a $37 million impairment charge related to held-for-sale assets that were disposed of in September 2020.

Adjusted net income attributable to UGI Corporation for the 2021 three-month period was $28 million (equal to $0.13 per diluted share) compared to $16 million (equal to $0.08 per diluted share) during the 2020 three-month period. The increase in adjusted net income attributable to UGI Corporation during the 2021 three-month period largely reflects higher earnings contributions from our UGI International business segment which benefited from colder weather compared to the prior-year period resulting in higher LPG volumes. This positive impact was partially offset by a lower benefit under the CARES Act compared to the prior-year period.

AmeriGas Propane’s adjusted net loss attributable to UGI Corporation was $20 million in the 2021 three-month period compared to $15 million in the prior-year period. This decrease in results was largely attributable to lower total margin due to

UGI CORPORATION AND SUBSIDIARIES
slightly lower average unit margins resulting from year-over-year changes in customer segment volumes and weather that was warmer than the prior-year period.

UGI International’s adjusted net income attributable to UGI Corporation increased $42 million in the 2021 three-month period principally reflecting higher total margin on increased LPG volumes which benefited from colder weather compared to the prior-year period and the translation effects of stronger foreign currencies in the 2021 three-month period. These positive factors were partially offset by higher operating and administrative expenses and lower realized gains on foreign currency exchange contracts compared to the prior-year period.

Midstream & Marketing’s adjusted net income attributable to UGI Corporation reflects a slight increase in the 2021 three-month period reflecting, among other things, equity income from its 2021 investment in Pine Run.

UGI Utilities’ adjusted net income attributable to UGI Corporation increased $5 million in the 2021 three-month period compared to the prior-year period. The increase was largely attributable to higher Gas Utility margin reflecting the effects of the increase in base rates that went into effect on January 1, 2021, and lower operating and administrative expenses compared to the prior-year period. These positive factors were partially offset by higher depreciation expenses related to continued capital improvement activities compared to the prior-year period.

2021 nine-month period compared with 2020 nine-month period

Discussion. Net income attributable to UGI Corporation for the 2021 nine-month period was $942 million (equal to $4.48 per diluted share) compared to $523 million (equal to $2.49 per diluted share) during the 2020 nine-month period. Net income attributable to UGI Corporation in the 2021 and 2020 nine-month periods reflects net gains of $364 million and $1 million, respectively, from changes in unrealized commodity derivative instruments and certain foreign currency derivative instruments. Net income attributable to UGI Corporation also reflects business transformation expenses of $42 million and $30 million, respectively, in the 2021 and 2020 nine-month periods. The 2021 nine-month period also includes a $93 million impairment charge related to our investment in PennEast as well as a $23 million tax benefit related to an election made in connection with a tax law change in Italy. The 2020 nine-month period includes a $37 million impairment charge related to held-for-sale assets that were disposed of in September 2020.

Adjusted net income attributable to UGI Corporation for the 2021 nine-month period was $693 million (equal to $3.30 per diluted share) compared to $590 million (equal to $2.81 per diluted share) during the 2020 nine-month period. The increase in adjusted net income attributable to UGI Corporation during the 2021 nine-month period reflects higher earnings contributions from each of our business segments including improved margin at UGI International which benefited from colder weather compared to the prior-year period, the translation effects of stronger foreign currencies, and higher average LPG unit margins including the continued effects of margin management efforts. The January 1, 2021 increase in base rates at UGI Utilities and the effects of acquisitions and assets placed into service since June 30, 2020 also contributed to the improvement. These positive impacts were partially offset by a lower benefit under the CARES Act compared to the prior-year period.
AmeriGas Propane’s adjusted net income attributable to UGI Corporation increased $6 million in the 2021 nine-month period. This increase principally reflects lower operating and administrative expenses, including partial benefits related to ongoing transformation initiatives, higher fees associated with customer accounts and lower interest expense compared to the prior-year period. These positive factors were partially offset by lower retail propane margin primarily attributable to lower volumes.
UGI International’s adjusted net income attributable to UGI Corporation increased $85 million in the 2021 nine-month period principally reflecting increased LPG volumes which benefited from colder weather compared to the prior-year period, higher average LPG unit margins including effective margin management efforts, and the translation effects of stronger foreign currencies. These positive factors were partially offset by higher operating and administrative expenses reflecting increased maintenance and distribution costs attributable to the stronger LPG volumes compared to the prior-year period, as well as the previously mentioned effects of stronger foreign currencies.
Midstream & Marketing’s adjusted net income attributable to UGI Corporation increased $14 million in the 2021 nine-month period largely driven by higher total earnings contributions attributable to capacity management and natural gas activities compared to the prior-year period.
UGI Utilities’ adjusted net income attributable to UGI Corporation increased $10 million in the 2021 nine-month period compared to the prior-year period. The increase was largely attributable to higher Gas Utility margin reflecting increased base rates that went into effect on January 1, 2021, and higher margin from Electric Utility related to increased distribution volumes. These positive factors were partially offset by higher depreciation expense related to continued capital improvement activities compared to the prior-year period.

UGI CORPORATION AND SUBSIDIARIES

SEGMENT RESULTS OF OPERATIONS
2021 Three-Month Period Compared with the 2020 Three-Month Period

AmeriGas Propane

For the three months ended June 30,	2021	2020	Increase (Decrease)
(Dollars in millions)
Revenues	$526	$451	$75	17%
Total margin (a)	$259	$273	$(14)	(5)%
Operating and administrative expenses	$212	$209	$3	1%
Operating income/earnings before interest expense and income taxes	$11	$19	$(8)	(42)%
Retail gallons sold (millions)	184	182	2	1%
Heating degree days—% colder than normal (b)	2.5%	16.9%	—	—
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

Average temperatures during the 2021 three-month period were 2.5% colder than normal but 12.3% warmer than the prior-year period. Total retail gallons sold increased slightly during the 2021 three-month period principally reflecting higher national account volumes, partially offset by lower cylinder exchange volumes compared to the significant volume increase experienced in the prior-year period, lower residential volumes and the continued effects of structural conservation and other residual volume loss.

Total revenues increased $75 million during the 2021 three-month period largely reflecting higher average retail and wholesale propane selling prices ($63 million) and higher wholesale propane volumes ($11 million) compared to the prior-year period. Average daily wholesale propane commodity prices at Mont Belvieu, Texas, one of the major supply points in the U.S., were significantly higher during the 2021 three-month period (approximately 112%) compared to such prices during the prior-year period. Total cost of sales increased $89 million during the 2021 three-month period principally reflecting the higher average total propane product costs ($78 million) and higher wholesale propane volumes ($10 million).

AmeriGas Propane total margin decreased $14 million in the 2021 three-month period largely attributable to lower average retail unit margins ($14 million) due to the lower cylinder exchange volumes partially offset by the growth in national account volumes. These year-over-year changes in customer segment volumes resulted in slightly lower average retail unit margins compared to the prior-year period. This impact was partially offset by the higher retail propane volumes ($2 million).

Operating income and earnings before interest expense and income taxes both decreased $8 million during the 2021 three-month period principally reflecting the decrease in total margin partially offset by higher other income from fees associated with customer accounts and gains related to the sale of select assets. Operating and administrative expenses were slightly higher in the 2021 three-month period reflecting, among other things, higher vehicle fuel, operating, and lease expenses ($3 million), increased advertising costs ($2 million), and higher general insurance costs ($2 million), partially offset by lower employee-related costs ($3 million). Operating and administrative expenses continue to reflect the partial benefits related to the previously mentioned ongoing business transformation initiatives.

UGI CORPORATION AND SUBSIDIARIES

UGI International

For the three months ended June 30,	2021	2020	Increase
(Dollars in millions)
Revenues	$572	$371	$201	54%
Total margin (a)	$217	$166	$51	31%
Operating and administrative expenses	$144	$121	$23	19%
Operating income	$40	$17	$23	135%
Earnings before interest expense and income taxes	$41	$21	$20	95%
LPG retail gallons sold (millions)	166	137	29	21%
Heating degree days—% colder (warmer) than normal (b)	24.4%	(17.3)%	—	—
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

Average temperatures during the 2021 three-month period were 24.4% colder than normal and 54.7% colder than the prior-year period. Total LPG retail gallons sold during the 2021 three-month period increased 21% reflecting higher bulk volumes attributable to the colder weather and higher cylinder volumes compared to the prior-year period. These volume improvements also reflect the recovery of certain volume decreases attributable to COVID-19 during the prior-year period. Average wholesale prices for propane and butane during the 2021 three-month period in northwest Europe were approximately 81% and 76% higher, respectively, compared with the prior-year period.

UGI International base-currency results are translated into U.S. dollars based upon exchange rates experienced during the reporting periods. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During the 2021 and 2020 three-month periods, the average unweighted euro-to-dollar translation rates were approximately $1.21 and $1.10, respectively, and the average unweighted British pound sterling-to-dollar translation rates were approximately $1.40 and $1.24, respectively. Fluctuations in these foreign currency exchange rates can have a significant impact on the individual financial statement components discussed below. The net effect of changes in foreign currency exchange rates on UGI International’s earnings before interest expense and income taxes resulted in a net benefit of $4 million in the 2021 three-month period. However, the impact of these changes is mitigated by the effects of forward foreign currency exchange contracts entered into over a multi-year period intended to substantially offset this volatility. These forward foreign currency exchange contracts resulted in a slight realized net loss in the 2021 three-month period compared to realized net gains of $2 million in the 2020 three-month period.

UGI International revenues and cost of sales increased $201 million and $150 million, respectively, during the 2021 three-month period. The increase in both revenues and cost of sales principally reflects the translation effects of stronger foreign currencies (approximately $53 million and $33 million, respectively), the effects of higher average LPG selling prices and product costs compared to the prior-year period, and the previously mentioned increase in both retail and wholesale LPG volumes compared to the prior-year period. Energy marketing activities also contributed to the increased revenues and cost of sales during the 2021 three-month period due to higher natural gas volumes resulting from the colder weather and the recovery of certain volumes decreases attributable to COVID-19 during the prior-year period.

UGI International total margin increased $51 million during the 2021 three-month period largely reflecting the translation effects of stronger foreign currencies (approximately $20 million) and the increase in bulk and cylinder volumes compared to the prior-year period. These positive impacts were partially offset by a slight decrease in average LPG unit margins.

UGI International operating income and earnings before interest expense and income taxes increased $23 million and $20 million, respectively, during the 2021 three-month period compared to the prior-year period. The increase in operating income principally reflects the increase in total margin partially offset by higher operating and administrative expenses ($23 million) which reflects, among other things, the effects of stronger foreign currencies (approximately $13 million) compared to the

UGI CORPORATION AND SUBSIDIARIES
prior-year period, higher maintenance and distribution costs related to the increased volumes, and increased employee costs. The increase in earnings before interest expense and income taxes in the 2021 three-month period largely reflects the higher operating income partially offset by lower realized gains on foreign currency exchange contracts entered into in order to reduce volatility in UGI International earnings resulting from the effects of changes in foreign currency exchange rates ($2 million).

Midstream & Marketing

For the three months ended June 30,	2021	2020	Increase
(Dollars in millions)
Revenues	$261	$222	$39	18%
Total margin (a)	$65	$64	$1	2%
Operating and administrative expenses	$31	$31	$—	—%
Operating income	$14	$13	$1	8%
Earnings before interest expense and income taxes	$21	$20	$1	5%
(a)Total margin represents revenues less cost of sales.

Average temperatures across Midstream & Marketing’s energy marketing territory during the 2021 three-month period were 1.5% warmer than normal and 18.6% warmer than the prior-year period. Beginning in Fiscal 2021, deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data. Prior-period amounts have been restated to conform to the current-period presentation. Midstream & Marketing’s prior year results include contributions from its HVAC business and ownership interest in Conemaugh, both of which were sold in September 2020.

Midstream & Marketing revenues for the 2021 three-month period were $39 million higher than the prior-year period principally reflecting increased revenues from natural gas marketing and gathering activities ($37 million), renewable energy marketing activities ($5 million), and capacity management activities ($4 million). These revenue increases were partially offset by the absence of revenues attributable to its former HVAC business and ownership interest in Conemaugh ($14 million). Midstream & Marketing cost of sales were $196 million in the 2021 three-month period compared to $158 million in the prior-year period. This $38 million increase largely reflects increased cost of sales attributable to natural gas ($34 million) and renewable energy ($4 million) marketing activities, partially offset by the absence of costs attributable to HVAC and Conemaugh ($6 million). The significant increases in both natural gas revenues and cost of sales during the 2021 three-month period are largely attributable to higher average natural gas prices compared to the prior-year period partially offset by lower volumes.

Midstream & Marketing total margin increased slightly in the 2021 three-month period reflecting, among other things, improved margin from capacity management, gas gathering, and renewable energy marketing activities compared to the prior-year period. These positive factors, which include the impact of acquisitions and new assets placed into service since June 30, 2020, were largely offset by the absence of margins attributable to HVAC and Conemaugh in 2021 three-month period.

Midstream & Marketing operating income and earnings before interest expense and income taxes both increased slightly during the 2021 three-month period principally reflecting the increase in total margin compared to the prior-year period and, with regard to earnings before interest expense and income taxes, incremental equity income from its 2021 investment in Pine Run. Operating and administrative expenses were consistent with the prior-year period as the absence of expenses related to the previously mentioned divested assets was largely offset by increased employee and benefits-related costs compared to the prior-year period and higher expenses attributable to acquisitions and new assets placed into service.

UGI CORPORATION AND SUBSIDIARIES
UGI Utilities

For the three months ended June 30,	2021	2020	Increase (Decrease)
(Dollars in millions)
Revenues	$181	$179	$2	1%
Total margin (a)	$113	$110	$3	3%
Operating and administrative expenses (a)	$59	$61	$(2)	(3)%
Operating income	$24	$21	$3	14%
Earnings before interest expense and income taxes	$25	$21	$4	19%
Gas Utility system throughput—bcf
Core market	10	12	(2)	(17)%
Total	62	61	1	2%
Electric Utility distribution sales - gwh	223	219	4	2%
Gas Utility heating degree days—% colder than normal (b)	5.0%	25.4%	—	—
(a)Total margin represents revenues less cost of sales and revenue-related taxes (i.e., Electric Utility gross receipts taxes) of $1 million during both the 2021 and 2020 three-month periods. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating and administrative expenses presented above).
(b)Beginning in Fiscal 2021, deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for airports located within Gas Utility’s service territory. Prior-period amounts have been restated to conform to the current-period presentation.

Temperatures in Gas Utility’s service territory during the 2021 three-month period were 5.0% colder than normal but 16.2% warmer than the prior-year period. Gas Utility core market volumes decreased 17% (2 bcf) during the 2021 three-month period largely related to the effects of warmer weather compared with the prior-year period, partially offset by growth in the number of core market customers. Total Gas Utility distribution system throughput increased slightly during the 2021 three-month period (1 bcf) reflecting higher large delivery services volumes largely offset by the decreased core market volumes. Electric Utility distribution sales volumes increased during the 2021 three-month period largely related to warmer weather during the cooling season.
UGI Utilities revenues increased $2 million in the 2021 three-month period primarily attributable to an increase in Electric Utility revenues due to the increased distribution sales volumes compared to the prior-year period. Gas Utility revenues were consistent with the prior-year period as higher revenues associated with off-system sales, large delivery service sales, and the increase in base rates that went into effect on January 1, 2021 were offset by the decrease in core market volumes.

UGI Utilities cost of sales was $67 million in the 2021 three-month period compared with $68 million in the prior-year period. The slight decrease reflects lower Gas Utility core market volumes partially offset by higher costs associated with off-system sales.

UGI Utilities total margin increased $3 million during the 2021 three-month period reflecting slight improvements in both Gas Utility and Electric Utility margins compared to the prior-year period. This increase in Gas Utility margin reflects the increase in base rates that went into effect on January 1, 2021 and higher customer account fees, partially offset by the decrease in core market volumes. The increase in Electric Utility margin is largely attributable to the increase in distribution sales volumes compared to the prior-year period.

UGI Utilities operating income and earnings before interest expense and income taxes increased $3 million and $4 million, respectively, during the 2021 three-month period. These improvements reflect the previously mentioned increase in total margin and lower operating and administrative expenses ($2 million), partially offset by higher depreciation expense ($3 million) compared to the prior-year period. The increase in depreciation expense relates to continued distribution system and IT capital expenditure activity. The decrease in operating and administrative expenses reflects, among other things, lower uncollectible accounts expense, lower payroll taxes, and lower environmental expenses compared to the prior-year period. These positive impacts were partially offset by higher contracted labor costs.

UGI CORPORATION AND SUBSIDIARIES
Interest Expense and Income Taxes

Our consolidated interest expense during the 2021 three-month period was $77 million, compared to $80 million during the 2020 three-month period. The decrease in interest expense principally reflects lower average short-term borrowings outstanding compared to the prior-year period.

The higher effective income tax rate for the 2021 three-month period is largely attributable to a lower NOL carryback benefit under the CARES Act compared to the prior-year period and an increase in foreign rate differential due to a shift in domestic versus foreign earnings, partially offset by lower U.S. tax on foreign source income including the effects of regulations issued in July 2020 related to the high-tax exception on GILTI income. The increase in the effective income tax rate also reflects the effects of discrete tax items on lower pre-tax income during the prior year period.
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
2021 Nine-Month Period Compared with the 2020 Nine-Month Period
AmeriGas Propane

For the nine months ended June 30,	2021	2020	Increase (Decrease)
(Dollars in millions)
Revenues	$2,132	$1,983	$149	8%
Total margin (a)	$1,162	$1,191	$(29)	(2)%
Operating and administrative expenses	$666	$680	$(14)	(2)%
Operating income/earnings before interest expense and income taxes	$391	$390	$1	—%
Retail gallons sold (millions)	815	827	(12)	(1)%
Heating degree days—% warmer than normal (b)	(2.6)%	(1.5)%	—	—
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

Average temperatures during the 2021 nine-month period were 2.6% warmer than normal and 1.6% warmer than the prior-year period. Total retail gallons sold decreased slightly during the 2021 nine-month period principally reflecting structural conservation and other residual volume loss and the greater impact of COVID-19 on commercial volumes compared to the prior-year period. These decreases were partially offset by higher resale and motor fuel volumes during the 2021 nine-month period.

Total revenues increased $149 million during the 2021 nine-month period largely reflecting higher average propane selling prices ($165 million) partially offset by the lower retail propane volumes ($24 million) compared to the prior-year period. Average daily wholesale propane commodity prices during the 2021 nine-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 83% higher than such prices during the 2020 nine-month period. Total cost of sales increased $178 million during the 2021 nine-month period largely attributable to the higher average propane product costs ($172 million) and higher wholesale propane volumes ($12 million).

AmeriGas Propane total margin decreased $29 million in the 2021 nine-month period largely attributable to the lower retail propane volumes ($14 million), lower average retail unit margins ($6 million) and decreased non-propane margin ($9 million) principally reflecting lower fees and services partially offset by increased cylinder sales. Total margin for the current-year period also includes the continued impact of effective margin management efforts.

Operating income and earnings before interest expense and income taxes increased slightly during the 2021 nine-month period reflecting lower operating and administrative expenses ($14 million) compared to the prior-year period, higher other income ($12 million) attributable to customer fees and gains on the early settlement of certain commodity derivative instruments during the 2021 nine-month period, and lower depreciation and amortization expense ($4 million). These positive impacts were

UGI CORPORATION AND SUBSIDIARIES
largely offset by the previously mentioned decrease in total margin ($29 million). The decrease in operating and administrative expenses in the 2021 nine-month period reflects, among other things, lower employee compensation and benefits-related costs ($11 million), decreased vehicle and equipment operating and maintenance expenses ($8 million), and lower general insurance costs ($7 million) compared to the prior-year period. These decreases were partially offset by increased advertising expenses ($4 million), higher telecommunications expenses ($4 million), and higher allocated corporate costs ($3 million) compared to the prior-year period. The lower operating and administrative expenses reflect the partial benefits related to the previously mentioned ongoing business transformation initiatives.

UGI International

For the nine months ended June 30,	2021	2020	Increase
(Dollars in millions)
Revenues	$2,106	$1,726	$380	22%
Total margin (a)	$877	$737	$140	19%
Operating and administrative expenses	$465	$419	$46	11%
Operating income	$322	$230	$92	40%
Earnings before interest expense and income taxes	$326	$247	$79	32%
LPG retail gallons sold (millions)	644	614	30	5%
Heating degree days—% colder (warmer) than normal (b)	1.4%	(12.7)%	—	—
(a)Total margin represents revenues less cost of sales and, in the 2020 nine-month period, LPG cylinder filling costs of $21 million. For financial statement purposes, LPG cylinder filling costs in the 2020 nine-month period are included in “Operating and administrative expenses” on the 2020 Condensed Consolidated Statement of Income (but are excluded from operating and administrative expenses presented above). LPG cylinder filling costs are included in “Cost of sales” on the 2021 Condensed Consolidated Statement of Income.
(b)Beginning in Fiscal 2021, deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data at locations in our UGI International service territories. Prior-period amounts have been restated to conform to the current-period presentation.

Average temperatures during the 2021 nine-month period were 1.4% colder than normal and 15.2% colder than the prior-year period. Total LPG retail gallons sold during the 2021 nine-month period increased 5% compared to the prior-year period largely attributable to higher bulk volumes reflecting the effects of the colder weather on heating-related bulk sales, crop drying volumes, and cylinder volumes compared to the prior-year period. These volume improvements also reflect the recovery of certain volume decreases attributable to COVID-19 during the prior-year period, and were partially offset by the termination of a high-volume, low-margin autogas contract in Italy during the prior year. Average wholesale prices for propane and butane during the 2021 nine-month period in northwest Europe were approximately 34% and 17% higher, respectively, compared with the prior-year period.

UGI International base-currency results are translated into U.S. dollars based upon exchange rates experienced during the reporting periods. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During the 2021 and 2020 nine-month periods, the average unweighted euro-to-dollar translation rates were approximately $1.20 and $1.10, respectively, and the average unweighted British pound sterling-to-dollar translation rates were approximately $1.37 and $1.27, respectively. Fluctuations in these foreign currency exchange rates can have a significant impact on the individual financial statement components discussed below. The net effect of changes in foreign currency exchange rates on UGI International’s earnings before interest expense and income taxes resulted in a net benefit of $26 million in the 2021 nine-month period. However, the impact of these changes is mitigated by the effects of forward foreign currency exchange contracts entered into over a multi-year period intended to substantially offset this volatility. These forward foreign currency exchange contracts resulted in realized net gains of $2 million and $15 million, respectively, in the 2021 and 2020 nine-month periods.

UGI International revenues and cost of sales increased $380 million and $240 million, respectively, during the 2021 nine-month period compared to the prior-year period. The increase in revenues and cost of sales principally reflects the translation effects of stronger foreign currencies (approximately $166 million and $96 million, respectively), the effects of higher average butane and propane selling prices and product costs compared to the prior-year period, and the previously mentioned increases in bulk, crop drying and cylinder volumes. Energy marketing activities also contributed to the increased revenues and cost of sales during the 2021 nine-month period largely related to higher natural gas volumes and prices.

UGI CORPORATION AND SUBSIDIARIES
UGI International total margin increased $140 million during the 2021 nine-month period reflecting the translation effects of stronger foreign currencies (approximately $70 million), the previously mentioned increase in total LPG volumes, lower costs associated with energy conservation certificates including adjustments related to the current compliance period, and higher average LPG unit margins including the continued effects of margin management efforts. These margin improvements include the impact of LPG assets acquired in the current-year period and higher margin from energy marketing activities principally reflecting increased natural gas volumes.

UGI International operating income and earnings before interest expense and income taxes increased $92 million and $79 million, respectively, during the 2021 nine-month period compared to the prior-year period. The increase in operating income principally reflects the increase in total margin partially offset by higher operating and administrative expenses ($46 million) which was largely attributable to the effects of stronger foreign currencies ($36 million) compared to the prior-year period. The increase in operating and administrative expenses also reflects higher maintenance and distribution costs attributable to the increased volumes. The increase in earnings before interest expense and income taxes in the 2021 nine-month period largely reflects the increase in operating income partially offset by lower realized gains on foreign currency exchange contracts entered into in order to reduce volatility in UGI International earnings resulting from the effects of changes in foreign currency exchange rates ($13 million).

Midstream & Marketing

For the nine months ended June 30,	2021	2020	Increase (Decrease)
(Dollars in millions)
Revenues	$1,086	$1,017	$69	7%
Total margin (a)	$310	$296	$14	5%
Operating and administrative expenses	$91	$100	$(9)	(9)%
Operating income	$156	$139	$17	12%
Earnings before interest expense and income taxes	$180	$161	$19	12%
(a)Total margin represents revenues less cost of sales.

Average temperatures across Midstream & Marketing’s energy marketing territory during the 2021 nine-month period were 6.4% warmer than normal and 1.8% warmer than the prior-year period. Beginning in Fiscal 2021, deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data. Prior-period amounts have been restated to conform to the current-period presentation. Midstream & Marketing’s prior year results include contributions from its HVAC business and ownership interest in Conemaugh, both of which were sold in September 2020.

Midstream & Marketing revenues for the 2021 nine-month period increased $69 million compared to the prior-year period principally reflecting increased revenues from natural gas ($53 million) and renewable energy ($27 million) marketing activities, higher capacity management revenues ($18 million), and higher natural gas gathering revenues ($10 million). These revenue increases were partially offset by the absence of revenues attributable to its former HVAC business and ownership interest in Conemaugh ($44 million). Midstream & Marketing cost of sales were $776 million in the 2021 nine-month period compared to $721 million in the prior-year period. The $55 million increase principally reflects higher cost of sales related to natural gas ($48 million) and renewable energy marketing activities ($21 million), partially offset by the absence of costs attributable to HVAC and Conemaugh ($22 million). The increases in both natural gas revenues and cost of sales during the 2021 nine-month period are largely attributable to higher average natural gas prices compared to the prior-year period partially offset by lower volumes attributable to weather that was warmer than the prior-year period.

Midstream & Marketing total margin increased $14 million in the 2021 nine-month period reflecting improved capacity management margin ($18 million), higher margin from renewable energy ($6 million) and natural gas ($5 million) marketing activities, and higher margin from natural gas gathering activities ($5 million). These margin improvements include the impact of acquisitions and new assets placed into service since June 30, 2020, and were partially offset by the absence of margins attributable to HVAC and Conemaugh ($22 million).

Midstream & Marketing operating income and earnings before interest expense and income taxes during the 2021 nine-month period increased $17 million and $19 million, respectively, compared to the prior-year period. The improvement in operating income reflects the increase in total margin and lower operating and administrative expenses ($9 million) compared to the prior-year period, partially offset by an adjustment to the contingent consideration related to the GHI acquisition ($8 million). The decrease in operating and administrative expenses was largely related to the absence of the previously mentioned divested assets partially offset by an increase in employee and benefits-related costs and increases related to new assets placed into

UGI CORPORATION AND SUBSIDIARIES
service. The increase in earnings before interest expense and income taxes reflects the improvement in operating income and incremental equity method earnings related to the investment in Pine Run.

UGI Utilities

For the nine months ended June 30,	2021	2020	Increase
(Dollars in millions)
Revenues	$923	$901	$22	2%
Total margin (a)	$518	$494	$24	5%
Operating and administrative expenses (a)	$186	$185	$1	1%
Operating income	$243	$229	$14	6%
Earnings before interest expense and income taxes	$245	$229	$16	7%
Gas Utility system throughput—bcf
Core market	72	71	1	1%
Total	245	243	2	1%
Electric Utility distribution sales - gwh	743	724	19	3%
Gas Utility heating degree days—% warmer than normal (b)	(7.3)%	(7.1)%	—	—
(a)Total margin represents revenues less cost of sales and revenue-related taxes (i.e., Electric Utility gross receipts taxes) of $4 million and $3 million during the 2021 and 2020 nine-month periods, respectively. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating and administrative expenses presented above).
(b)Beginning in Fiscal 2021, deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for airports located within Gas Utility’s service territory. Prior-period amounts have been restated to conform to the current-period presentation.

Temperatures in Gas Utility’s service territory during the 2021 nine-month period were 7.3% warmer than normal and comparable to temperatures in the prior-year period. Gas Utility core market volumes increased slightly during the 2021 nine-month period (1 bcf) reflecting growth in the number of core market customers. Total Gas Utility distribution system throughput also reflects a slight increase (2 bcf) during the 2021 nine-month period attributable to the increased core market volumes and higher large delivery service volumes. Electric Utility distribution sales volumes increased during the 2021 nine-month period primarily attributable to warmer weather during the cooling season.
UGI Utilities revenues increased $22 million in the 2021 nine-month period reflecting increases of $16 million and $6 million attributable to Gas Utility and Electric Utility, respectively. The increase in Gas Utility revenues principally reflects the increase in base rates that went into effect on January 1, 2021, higher off system sales, and higher large delivery service sales, partially offset by lower PGC rates compared to the prior-year period. The increase in Electric Utility revenues during the 2021 nine-month period reflects the increased distribution sales volumes and higher DS rates compared to the prior-year period.

UGI Utilities cost of sales was $401 million in the 2021 nine-month period compared with $404 million in the prior-year period. Gas Utility cost of sales decreased during the 2021 nine-month period ($6 million) reflecting lower PGC rates partially offset by higher cost of sales associated with off system sales. Electric Utility cost of sales increased during the 2021 nine-month period ($3 million) reflecting the increased volumes and higher average DS rates compared to the prior-year period.

UGI Utilities total margin increased $24 million during the 2021 nine-month period principally reflecting higher margin from Gas Utility ($22 million). This increase largely reflects higher margin from core market customers ($15 million) primarily attributable to the increase in base rates that went into effect on January 1, 2021, as well as increased margin related to large delivery service customer growth and higher customer account fees. The increase in Electric Utility margin is largely attributable to the increase in distribution sales volumes compared to the prior-year period.

UGI Utilities operating income and earnings before interest expense and income taxes increased $14 million and $16 million, respectively, during the 2021 nine-month period. These increases largely reflect the previously mentioned increase in total margin partially offset by higher depreciation expense ($9 million) and slightly higher operating and administrative expenses compared to the prior-year period. The increase in depreciation expense relates to continued distribution system and IT capital expenditure activity. The slight increase in operating and administrative expenses reflects, among other things, higher allocations of corporate expenses largely offset by lower uncollectible accounts expense and payroll taxes compared to the prior-year period.

UGI CORPORATION AND SUBSIDIARIES

Interest Expense and Income Taxes

Our consolidated interest expense during the 2021 nine-month period was $233 million compared to $247 million during the 2020 nine-month period. The decrease in interest expense principally reflects lower average short-term borrowings outstanding compared to the prior-year period.

The effective income tax rate for the 2021 nine-month period increased slightly compared to the prior-year period. This increase was impacted by a lower NOL carryback benefit under the CARES Act and an increase in foreign rate differential due to a shift in domestic versus foreign earnings compared to the prior-year period. These items were largely offset by lower U.S. tax on foreign source income attributable to regulations issued in July 2020 related to the high-tax exception on GILTI income not available in the prior-year period, and an election made available under a tax law change in Italy which allowed the Company to step up its tax basis on certain assets in exchange for paying a three percent substitute tax in connection with such election. This election resulted in a $23 million net benefit in the current period resulting in incremental tax basis that will be deductible in future periods.
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

FINANCIAL CONDITION AND LIQUIDITY

The Company expects to have sufficient liquidity including cash on hand and available borrowing capacity to continue to support long-term commitments and ongoing operations despite uncertainties associated with the outbreak and continued spread of COVID-19. Our total available liquidity balance, comprising cash and cash equivalents, undrawn upon senior note and term loan commitments, and available borrowing capacity on our revolving credit facilities, totaled approximately $2.4 billion and $1.5 billion at June 30, 2021 and September 30, 2020, respectively. The Company does not have any near-term senior note or term loan maturities. While the Company’s operations and financial performance has been impacted by COVID-19 in the 2021 three- and nine-month periods, it is a rapidly evolving situation and the Company cannot predict the ultimate impact that COVID-19 will have on its liquidity, debt covenants, financial condition or the timing of capital expenditures. UGI and its subsidiaries were in compliance with all debt covenants as of June 30, 2021.

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

The primary sources of UGI’s cash and cash equivalents are the dividends and other cash payments made to UGI or its corporate subsidiaries by its principal business units. Our cash and cash equivalents totaled $545 million at June 30, 2021, compared with $336 million at September 30, 2020. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, at June 30, 2021 and September 30, 2020, UGI had $134 million and $112 million of cash and cash equivalents, respectively. Such cash is available to pay dividends on UGI Common Stock and for investment purposes.

UGI CORPORATION AND SUBSIDIARIES
Long-term Debt and Credit Facilities

Long-term Debt

The Company’s debt outstanding at June 30, 2021 and September 30, 2020, comprises the following:

	June 30, 2021						September 30, 2020
(Millions of dollars)	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corp & Other	Total	Total
Short-term borrowings	$107	$—	$—	$100	$—	$207	$347

Long-term debt (including current maturities):
Senior notes	$2,575	$415	$—	$1,075	$—	$4,065	$3,960
Term loans	—	356	686	143	550	1,735	1,741
Other long-term debt	3	23	42	1	21	90	380
Unamortized debt issuance costs	(17)	(6)	(11)	(5)	(4)	(43)	(47)
Total long-term debt	$2,561	$788	$717	$1,214	$567	$5,847	$6,034
Total debt	$2,668	$788	$717	$1,314	$567	$6,054	$6,381

Credit Facilities

Additional information related to the Company’s credit agreements can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 6 to Consolidated Financial Statements in the Company’s 2020 Annual Report.

Information about the Company’s principal credit agreements (excluding the Energy Services Receivables Facility discussed below) as of June 30, 2021 and 2020, is presented in the table below.

(Currency in millions)	Total Capacity	Borrowings Outstanding	Letters of Credit and Guarantees Outstanding	Available Borrowing Capacity
As of June 30, 2021
AmeriGas OLP	$600	$107	$60	$433
UGI International, LLC (a)	€300	€—	€—	€300
Energy Services	$260	$—	$—	$260
UGI Utilities	$350	$100	$—	$250
UGI Corporation (b)	$300	$15	$—	$285
As of June 30, 2020
AmeriGas OLP	$600	$162	$63	$375
UGI International, LLC (a)	€300	€160	€—	€140
Energy Services	$260	$—	$—	$260
UGI Utilities	$350	$40	$—	$310
UGI Corporation (b)	$300	$280	$—	$20
(a)Permits UGI International, LLC to borrow in euros or dollars. At June 30, 2020, the amount borrowed consisted of USD-denominated borrowings of $180 million.
(b)Borrowings outstanding have been classified as “Long-term debt” on the Condensed Consolidated Balance Sheets. In July 2021, the Company repaid $15 million of such borrowings and classified these repayments as “Current maturities of long-term debt” on the June 30, 2021 Condensed Consolidated Balance Sheet.

UGI CORPORATION AND SUBSIDIARIES
The average daily and peak short-term borrowings under the Company’s principal credit agreements are as follows:

	For the nine months ended		For the nine months ended
	June 30, 2021		June 30, 2020
(Millions of dollars or euros)	Average	Peak	Average	Peak
AmeriGas OLP	$177	$293	$266	$359
UGI International, LLC	€—	€—	€169	€187
Energy Services	$5	$32	$20	$77
UGI Utilities	$206	$279	$215	$324
UGI Corporation	$243	$300	$287	$300

Receivables Facility. Energy Services has a Receivables Facility with an issuer of receivables-backed commercial paper currently scheduled to expire in October 22, 2021. At June 30, 2021, the outstanding balance of ESFC trade receivables was $48 million, none of which was sold to the bank. At June 30, 2020, the outstanding balance of ESFC trade receivables was $86 million, of which $43 million was sold to the bank. Amounts sold to the bank are reflected as “Short-term borrowings” on the Condensed Consolidated Balance Sheets. During the nine months ended June 30, 2021 and 2020, peak sales of receivables were $87 million and $97 million, respectively, and average daily amounts sold were $27 million and $55 million, respectively.

Significant Financing Activities

2021 UGI Corporation Senior Credit Facility. On May 4, 2021, UGI amended the existing UGI Corporation Senior Credit Facility. The 2021 UGI Corporation Senior Credit Facility (1) extends the maturity date of the previous three-year $300 million term loan included in the existing UGI Corporation Senior Credit Facility, which is now due in May 2025; and (2) includes a new four-year term loan commitment, which effective June 9, 2021, was reduced from $300 million to $215 million pursuant to the terms of the 2021 UGI Corporation Senior Credit Facility. Proceeds from new borrowings under the 2021 UGI Corporation Senior Credit Facility may be used to finance a portion of the Mountaineer Acquisition and for general corporate purposes.

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

During the nine months ended June 30, 2021, the Company repaid $285 million of borrowings on its five-year $300 million revolving credit facility under the 2021 UGI Corporation Senior Credit Facility. A portion of these repayments were funded by the proceeds from the issuance of Equity Units discussed in Note 8. In July 2021, the Company repaid the remaining $15 million of borrowings outstanding on this revolving credit facility. As a result of this repayment in July, the Company classified these repayments as “Current maturities of long-term debt” on the June 30, 2021 Condensed Consolidated Balance Sheet. The Company intends to draw upon this revolving credit facility concurrent with the closing of the pending Mountaineer Acquisition.

UGI Utilities Senior Notes. On May 7, 2021, UGI Utilities entered into a Note Purchase Agreement which provides for the private placement of (1) $100 million aggregate principal amount of 1.59% Senior Notes due June 15, 2026 and (2) $75 million aggregate principal amount of 1.64% Senior Notes due September 15, 2026. On June 15, 2021, UGI Utilities issued $100 million aggregate principal amount of 1.59% Senior Notes pursuant to the Note Purchase Agreement. The net proceeds from the issuance of the 1.59% Senior Notes were used to repay short-term borrowings. The 1.64% Senior Notes are expected to be issued in September 2021. UGI Utilities expects to use the net proceeds from the issuance of the 1.64% Senior Notes to reduce short-term borrowings and for general corporate purposes.

Issuance of Equity Units. On May 25, 2021, the Company issued 2.2 million Equity Units with a total notional value of $220 million. Each Equity Unit has a stated amount of $100 and consists of 1) a 10% undivided beneficial ownership interest in one share of Convertible Preferred Stock with a liquidation preference of $1,000 per share and 2) a 2024 Purchase Contract. The Company received approximately $213 million in proceeds from the issuance of the Equity Units, net of offering expenses and underwriting costs and commissions, and issued 220,000 shares of Convertible Preferred Stock, recording $213 million in “Preferred stock” on the accompanying Condensed Consolidated Balance Sheet. The proceeds were used to repay borrowings on the Company’s five-year $300 million revolving credit facility under the 2021 UGI Corporation Senior Credit Facility.

UGI CORPORATION AND SUBSIDIARIES
Concurrent with the closing of the pending Mountaineer Acquisition, the Company intends to draw upon this revolving credit facility to pay a portion of the purchase price and related fees and expenses, and for general corporate purposes.

Dividends

On May 5, 2021, UGI’s Board of Directors approved an increase in the quarterly dividend rate on UGI Common Stock to $0.345 per Common Share, or $1.38 on an annual basis. The new dividend rate reflects an approximate 4.5% increase from the previous quarterly rate of $0.33. The new dividend was paid on July 1, 2021, to shareholders of record on June 15, 2021. On August 4, 2021, UGI’s Board of Directors declared a quarterly dividend of $0.345 per common share. The dividend is payable October 1, 2021, to shareholders of record on September 15, 2021.

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

Operating Activities. Year-to-year variations in our cash flows from operating activities can be significantly affected by changes in operating working capital especially during periods with significant changes in energy commodity prices. Cash flow provided by operating activities was $1,047 million in the 2021 nine-month period compared to $963 million in the 2020 nine-month period. Cash flow from operating activities before changes in operating working capital was $1,179 million in the 2021 nine-month period compared to $928 million in the 2020 nine-month period. The higher cash flow from operating activities before changes in working capital reflects, in large part, higher cash flow before changes in operating working capital from UGI International and Midstream & Marketing attributable to higher earnings contributions as compared to the prior-year period. Cash used to fund changes in operating working capital totaled $132 million in the 2021 nine-month period compared to cash provided of $35 million in the 2020 nine-month period. Changes in operating working capital during the 2021 nine-month period reflect, among other things, an increase in cash required to fund changes in accounts receivable and inventories due to rising commodity prices during the 2021 nine-month period, net refunds of deferred fuel and power costs compared to net recoveries during the 2020 nine-month period, as well as increases in cash required to fund changes in income taxes receivable, other current assets and other current liabilities. These changes were partially offset by cash generated from changes in accounts payable and higher cash received for commodity derivative instrument collateral deposits in the 2021 nine-month period as compared to the 2020 nine-month period.

Investing Activities. Cash flow used by investing activities was $505 million in the 2021 nine-month period compared to $450 million in the 2020 nine-month period. Investing activity cash flow is principally affected by cash expenditures for property, plant and equipment; cash paid for acquisitions of businesses and assets; investments in investees; and proceeds from sales of assets and businesses. Cash expenditures for property, plant and equipment were $460 million in the 2021 nine-month period compared with $471 million in the 2020 nine-month period. Cash used for acquisitions of businesses and assets in the 2021 nine-month period reflects UGI International’s acquisitions of two LPG retail businesses and an energy marketing business in Europe. Cash used for investments in equity method investees in the 2021 nine-month period includes contributions to Pine Run of $56 million to fund the acquisition of Pine Run Midstream, LLC.

Financing Activities. Changes in cash flow from financing activities are primarily due to issuances and repayments of long-term debt; net short-term borrowings/repayments; dividends on UGI Common Stock; issuances of Equity Units and UGI Common Stock; and repurchases of UGI Common Stock.

Cash flow used to fund financing activities was $321 million in the 2021 nine-month period compared with $501 million in the 2020 nine-month period. During the 2021 nine-month period, the Company received $213 million in net cash proceeds from the issuance of Equity Units. These funds were used during the period to reduce borrowings on the five-year $300 million revolving credit facility under the 2021 UGI Corporation Senior Credit Facility. Also during the 2021 and 2020 nine-month periods, UGI Utilities issued $100 million of senior notes due June 2026 and $150 million of senior notes due April 2050, respectively. The change in cash flows used to fund financing activities is primarily attributable to lower net repayments on revolving facility agreements and the Receivables Facility in the 2021 nine-month period as compared to the 2020 nine-month period. Cash used to fund changes in financing activities in the 2020 nine-month period includes $38 million of cash paid to repurchase UGI Common Stock.

UGI CORPORATION AND SUBSIDIARIES
UTILITY REGULATORY MATTERS

Base Rate Filings. On February 8, 2021, Electric Utility filed a rate request with the PAPUC to increase its annual base distribution revenues by $9 million. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable electric service. Electric Utility requested that the new electric rates become effective April 9, 2021. The PAPUC entered an Order on March 11, 2021, suspending the effective date for the rate increase to allow for investigation and public hearings. On July 19, 2021, a Joint Petition for Approval of Settlement of all issues supported by all active parties was filed with the PAPUC providing for a $6 million annual base distribution rate increase for Electric Utility. The Joint Petition is subject to receipt of a recommended decision by a PAPUC administrative law judge and an order of the PAPUC approving the settlement. Unless the PAPUC issues a final order prior to the end of the statutory suspension period, the initial proposed rate increase will become effective on or before November 9, 2021, subject to refund and a subsequent PAPUC order. The Company cannot predict the timing or the ultimate outcome of the rate case review process.

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

As previously mentioned in Note 7, on May 4, 2021, UGI entered into the 2021 UGI Corporation Senior Credit Facility, which, as amended, includes a new term loan commitment of up to $215 million. Borrowings on this commitment will bear interest at a rate indexed to short-term market rates. In June 2021, UGI entered into two forward starting, pay-fixed, receive-variable interest rate swap agreements, commencing in January 2022. These swaps generally fix the underlying variable interest rate on $125 million of future borrowings at 0.69% through September 2024. We have designated these interest rate swaps as a cash flow hedges.

UGI CORPORATION AND SUBSIDIARIES
Our variable-rate debt at June 30, 2021, includes revolving credit facility borrowings and variable-rate term loans at UGI International, UGI Utilities, Energy Services and UGI Corporation. These debt agreements have interest rates that are generally indexed to short-term market interest rates. We have entered into pay-fixed, receive-variable interest rate swap agreements on all or a significant portion of the term loans’ principal balances and all or a significant portion of the term loans’ tenor. We have designated these interest rate swaps as cash flow hedges. At June 30, 2021, combined borrowings outstanding under variable-rate debt agreements, excluding the previously mentioned effectively fixed-rate debt, totaled $262 million.

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
Foreign Currency Exchange Rate Risk
Our primary currency exchange rate risk is associated with the U.S. dollar versus the euro and, to a lesser extent, the U.S. dollar versus the British pound sterling. The U.S. dollar value of our foreign currency denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. From time to time, we use derivative instruments to hedge portions of our net investments in foreign subsidiaries. Gains or losses on these net investment hedges remain in AOCI until such foreign operations are sold or liquidated. With respect to our net investments in our UGI International operations, a 10% decline in the value of the associated foreign currencies versus the U.S. dollar would reduce their aggregate net book value at June 30, 2021, by approximately $140 million, which amount would be reflected in other comprehensive income. We have designated certain euro-denominated borrowings as net investment hedges.
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
Certain of these derivative instrument agreements call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At June 30, 2021, we had received cash collateral from derivative instrument counterparties totaling $105 million. Additionally, our commodity exchange-traded futures contracts generally require cash deposits in margin accounts. At June 30, 2021, restricted cash in brokerage accounts totaled $31 million. Although we have concentrations of credit risk associated with derivative instruments, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was not material at June 30, 2021. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At June 30, 2021, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

UGI CORPORATION AND SUBSIDIARIES
The following table summarizes the fair values of unsettled market risk sensitive derivative instrument assets (liabilities) held at June 30, 2021 and changes in their fair values due to market risks. Certain of UGI Utilities’ commodity derivative instruments are excluded from the table below because any associated net gains or losses are refundable to or recoverable from customers in accordance with UGI Utilities ratemaking.

	Asset (Liability)
(Millions of dollars)	Fair Value	Change in Fair Value
June 30, 2021
Commodity price risk (1)	$484	$(185)
Interest rate risk (2)	$(35)	$(9)
Foreign currency exchange rate risk (3)	$11	$(51)

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

UGI CORPORATION AND SUBSIDIARIES
PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS
In addition to the information presented in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2020 Annual Report, which could materially affect our business, financial condition or future results. The risks described below and in our 2020 Annual Report are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

Payment and settlement of the components of our Equity Units may result in substantial dilution to holders of our Common Stock.

On May 25, 2021, the Company issued 2,200,000 Equity Units generally consisting of Purchase Contracts and Convertible Preferred Stock. These underlying components of our Equity Units could have significant negative consequences for our security holders by, among other things, diluting the interests of our existing stockholders as a result of issuing shares of our Common Stock. The Purchase Contracts will be settled in shares of our Common Stock, which will result in dilution to our common stockholders. The Convertible Preferred Stock may also be settled in shares of our Common Stock. Additionally, we may elect to pay contract adjustment payments on the Purchase Contracts, and dividends on the Convertible Preferred Stock, in shares of our Common Stock. Any such issuances of our Common Stock would dilute the interests of our existing stockholders.

Our information technology systems and those of our third-party vendors or service providers have been the target of cyber-security attacks in the past. If we are unable to protect our information technology systems against future service interruption, misappropriation of data, or breaches of security resulting from cyber-security attacks or other events, or if we encounter other unforeseen difficulties in the design, implementation or operation of our information technology systems, or if our third-party vendors or service providers experience compromises to their information technology systems, our operations could be disrupted, our business and reputation may suffer, and our internal controls could be adversely affected.

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

Cyber-security incidents have recently increased in both frequency and magnitude and have involved malicious software and attempts to gain unauthorized access to data and systems, including ransomware attacks where a target’s access to its information systems is blocked until a ransom has been paid. Despite our security measures, our technologies, systems, and networks have been and may continue to be the target of cyber-security attacks or information security breaches that could result in the unauthorized release, misuse, loss or destruction of proprietary and other information, or other disruption of our business operations. Similarly, our third-party vendors or service providers have been impacted by cyber-security incidents and could sustain the same risks and disruptions as described above. A loss of our information technology systems, or temporary interruptions in the operation of our information technology systems, or those of our third-party vendors or service providers, or any other misappropriation of data, or breaches of security could have a material adverse effect on our business, financial condition, results of operations, and reputation. In addition, a cyber-security attack could provide a cyber-intruder with the ability to control or alter our pipeline operations. Such an act could result in critical pipeline failures.

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

While we have purchased cyber-security insurance, there are no assurances that the coverage would be adequate in relation to any incurred losses. Moreover, as cyber incidents increase in frequency and magnitude, we may be unable to obtain cyber-security insurance in amounts and on terms we view as adequate for our operations, including the agreement to certain indemnification provisions by our insurance providers.

UGI CORPORATION AND SUBSIDIARIES
ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

3.1	Statement with Respect to Shares of the Company with respect to the Convertible Preferred Stock, filed with the Secretary of the Commonwealth of Pennsylvania and effective on May 25, 2021.	UGI	Form 8-K (5/25/21)	3.1
			(5/25/21)
3.2	Statement with Respect to Shares of the Company with respect to the Series B Preferred Stock, filed with the Secretary of the Commonwealth of Pennsylvania and effective on May 25, 2021.	UGI	Form 8-K (5/25/21)	3.2

4.1	Note Purchase Agreement, dated May 7, 2021, by and among UGI Utilities, Inc. and the purchasers listed as signatories thereto.	UGI	Form 8-K (5/4/21)	4.1

4.2	Purchase Contract and Pledge Agreement, dated May 25, 2021, between the Company and U.S. Bank National Association, as purchase contract agent, collateral agent, custodial agent and securities intermediary.	UGI	Form 8-K (5/25/21)	4.1

4.3	Form of Corporate Unit (included as Exhibit A to Exhibit 4.2 hereto).	UGI	Form 8-K (5/25/21)	4.2

4.4	Form of Treasury Unit (included as Exhibit B to Exhibit 4.2 hereto).	UGI	Form 8-K (5/25/21)	4.3

4.5	Form of Cash Settled Unit (included as Exhibit C to Exhibit 4.2 hereto).	UGI	Form 8-K (5/25/21)	4.4

4.6	Form of Series A Cumulative Perpetual Convertible Preferred Stock Certificate.	UGI	Form 8-K (5/25/21)	4.5

4.7	Form of Series B Cumulative Perpetual Preferred Stock Certificate.	UGI	Form 8-K (5/25/21)	4.6

10.1	Form of UGI Corporation 2021 Incentive Award Plan Nonqualified Stock Option Grant Letter for all US Employees.

10.2	Form of UGI Corporation 2021 Incentive Award Plan Performance Unit Grant Letter for all US Employees.

10.3	Form of UGI Corporation 2021 Incentive Award Plan Stock Unit Grant Letter for all US Employees.

10.4	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement between UGI Corporation and Mr. Roger Perreault.

10.5	Form of Change in Control Agreement between UGI Corporation and Mr. Roger Perreault.

10.6
First Amendment to the Amended and Restated Credit Agreement, dated as of June 23, 2021, by and among UGI Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.

10.7	Amended and Restated Credit Agreement, dated as of May 4, 2021, by and among UGI Corporation and JPMorgan Chase Bank, N.A., as administrative agent, Citizens Bank, N.A., PNC Bank, National Association and Wells Fargo Bank, National Association, as co-documentation agents, and the other financial institutions from time to time party thereto.	UGI	Form 8-K (5/4/21)	10.1

UGI CORPORATION AND SUBSIDIARIES

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2021, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2021, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2021, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

UGI CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

10.1	Form of UGI Corporation 2021 Incentive Award Plan Nonqualified Stock Option Grant Letter for all US Employees.

10.2	Form of UGI Corporation 2021 Incentive Award Plan Performance Unit Grant Letter for all US Employees.

10.3	Form of UGI Corporation 2021 Incentive Award Plan Stock Unit Grant Letter for all US Employees.

10.4	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement between UGI Corporation and Mr. Roger Perreault.

10.5	Form of Change in Control Agreement between UGI Corporation and Mr. Roger Perreault.

10.6
First Amendment to the Amended and Restated Credit Agreement, dated as of June 23, 2021, by and among UGI Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2021, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by the Chief Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2021, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2021, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UGI Corporation
(Registrant)

Date:	August 5, 2021	By:	/s/ Ted J. Jastrzebski
Ted J. Jastrzebski
Chief Financial Officer (Principal Financial Officer)