Form 10-K
period 2021-09-30
UGI CORP /PA/
filed 2021-11-19
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of UGI Corporation Common Stock held by non-affiliates of the registrant on March 31, 2021 was $8,512,319,963.
At November 12, 2021, there were 209,221,695 shares of UGI Corporation Common Stock issued and outstanding.
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on January 28, 2022 are incorporated by reference into Part III of this Form 10-K.

GLOSSARY OF TERMS AND ABBREVIATIONS

Terms and abbreviations used in this Form 10-K are defined below:

UGI Corporation and Related Entities

AmeriGas OLP - AmeriGas Propane, L.P., the principal operating subsidiary of AmeriGas Partners

AmeriGas Partners - AmeriGas Partners, L.P., a Delaware limited partnership and an indirect wholly owned subsidiary of UGI; also referred to, together with its consolidated subsidiaries, as the “Partnership”

AmeriGas Propane - Reportable segment comprising AmeriGas Propane, Inc. and its subsidiaries, including AmeriGas Partners and AmeriGas OLP

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

Electric Utility - UGI Utilities, Inc.’s regulated electric distribution utility

Energy Services - UGI Energy Services, LLC, a wholly owned subsidiary of Enterprises

Enterprises - UGI Enterprises, LLC, a wholly owned subsidiary of UGI

ESFC - Energy Services Funding Corporation, a wholly owned subsidiary of Energy Services

Flaga - Flaga GmbH, an indirect wholly owned subsidiary of UGI International, LLC

Gas Utility - UGI Utilities, Inc.’s regulated natural gas distribution business

General Partner - AmeriGas Propane, Inc., the general partner of AmeriGas Partners

GHI - GHI Energy, LLC, a Houston-based renewable natural gas company and indirect wholly owned subsidiary of Energy Services

HVAC - UGI HVAC Enterprises, Inc., a wholly owned subsidiary of Enterprises

Merger Sub - AmeriGas Propane Holdings, LLC, an indirect wholly owned subsidiary of UGI

Midstream & Marketing - Reportable segment comprising Energy Services, UGID and, prior to its sale in September 2020, HVAC

Mountaineer - Mountaineer Gas Company, a natural gas distribution company in West Virginia and an indirect wholly owned subsidiary of Mountaintop Energy Holdings LLC

Mountaintop Energy Holdings, LLC - Indirect parent company of Mountaineer and wholly owned subsidiary of UGI, acquired on September 1, 2021

Partnership - AmeriGas Partners and its consolidated subsidiaries, including AmeriGas OLP

Pennant - Pennant Midstream, LLC, a Delaware limited liability company

PennEast - PennEast Pipeline Company, LLC

Pine Run - Pine Run Gathering, LLC

UGI - UGI Corporation or, collectively, UGI Corporation and its consolidated subsidiaries

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

UGI International - Reportable segment principally comprising UGI’s foreign operations

UGI International, LLC - UGI International, LLC, a wholly owned subsidiary of Enterprises

UGI PennEast, LLC - A wholly owned subsidiary of Energy Services that holds a 20% membership interest in PennEast

UGI Pine Run, LLC - A wholly owned subsidiary of Energy Services that holds a 49% membership interest in Pine Run

UGI Utilities - Reportable segment comprising UGI Utilities, Inc. and Mountaintop Energy Holdings, LLC

UGI Utilities, Inc. - A wholly owned subsidiary of UGI comprising Gas Utility and Electric Utility

UGID - UGI Development Company, a wholly owned subsidiary of Energy Services

UniverGas - UniverGas Italia S.r.l, an indirect wholly owned subsidiary of UGI International, LLC

Other Terms and Abbreviations

2013 OICP - UGI Corporation 2013 Omnibus Incentive Compensation Plan

1.59% Senior Note - A private placement of $100 million principal amount of senior notes due June 2026, issued by UGI Utilities, Inc.

1.64% Senior Note - A private placement of $75 million principal amount of senior notes due September 2026, issued by UGI Utilities, Inc.

2021 IAP - UGI Corporation 2021 Incentive Award Plan

2021 UGI Corporation Senior Credit Facility - An amended unsecured senior facilities agreement entered into on May 4, 2021, by UGI which extended the maturity date of the previous three-year $300 million loan term facility included in the UGI Corporation Senior Credit Facility, now due in May 2025 and includes a new four-year $215 million term loan commitment

2024 Purchase Contract - A forward stock purchase contract issued by UGI Corporation as a part of the issuance of Equity Units which obligates holders to purchase a number of shares of UGI common stock from the Company on June 1, 2024

ABO - Accumulated Benefit Obligation

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

CODM - Chief Operating Decision Maker as defined in ASC 280, “Segment Reporting”

Common Stock - Shares of UGI common stock

Common Units - Limited partnership ownership interests in AmeriGas Partners

Conemaugh - Conemaugh generation station, a 1,711-megawatt, coal-fired electricity generation station located near Johnstown, Pennsylvania

Convertible Preferred Stock - Preferred stock of UGI titled 0.125% series A cumulative perpetual convertible preferred stock without par value and having a liquidation preference of $1,000 per share

Core market - Comprises (1) firm residential, commercial and industrial customers to whom UGI Utilities has a statutory obligation to provide service who purchase their natural gas or electricity from UGI Utilities; and (2) residential, commercial and industrial customers to whom UGI Utilities has a statutory obligation to provide service who purchase their natural gas or electricity from others

COVID-19 - A novel strain of coronavirus disease discovered in 2019

DOT - U.S. Department of Transportation

DS - Default service

DSIC - Distribution System Improvement Charge

EBITDA - Earnings before interest expense, income taxes, depreciation, and amortization

Eighth Circuit - United States Court of Appeals for the Eighth Circuit

Energy Services Credit Agreement - Third amended and restated credit agreement entered into by Energy Services, as borrower, providing for borrowings up to $260 million, including a letter or credit subfacility of up to $50 million, scheduled to expire in March 2025

Energy Services Term Loan - A seven-year $700 million senior secured term loan agreement entered into on August 13, 2019, with a group of lenders

EPA - Environmental Protection Agency

EPACT 2005 - Energy Policy Act of 2005

ERISA - Employee Retirement Income Security Act of 1974

ERO - Electric Reliability Organization

EU - European Union

Equity Unit Agreements - Collection of agreements governing the rights, privileges and obligations of the holders of the Equity Units and UGI as issuer of the Equity Units, which were filed with the SEC on Form 8-K on May 25, 2021

Equity Unit - A corporate unit consisting of a 2024 Purchase Contract and 1/10th or 10% undivided interest in one share of Convertible Preferred Stock

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

Fiscal 2021 - The fiscal year ended September 30, 2021

Fiscal 2022 - The fiscal year ending September 30, 2022

Fiscal 2023 - The fiscal year ending September 30, 2023

Fiscal 2024 - The fiscal year ending September 30, 2024

Fiscal 2025 - The fiscal year ending September 30, 2025

Fiscal 2026 - The fiscal year ending September 30, 2026

GAAP - U.S. generally accepted accounting principles

GDPR - General Data Protection Regulation

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

Mountaineer Acquisition - Acquisition of Mountaintop Energy Holdings LLC, which closed on September 1, 2021

Mountaineer Credit Agreement - Third amended and restated credit agreement entered into by Mountaineer, as borrower, providing for borrowings up to $100 million, with the option to increase to a maximum principal amount of $200 million assuming certain conditions are met, including a letter or credit subfacility of up to $20 million, scheduled to expire in November 2024

NAV - Net asset value

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

PennEnergy - PennEnergy Resources, LLC

PGA - Purchased gas adjustment

PGC - Purchased gas costs

PJM - PJM Interconnection, LLC

PRP - Potentially Responsible Party

PUHCA 2005 - Public Utility Holding Company Act of 2005

Receivables Facility - A receivables purchase facility of Energy Services with an issuer of receivables-backed commercial paper

Retail core-market - Comprises firm residential, commercial and industrial customers to whom UGI Utilities has a statutory obligation to provide service that purchase their natural gas from UGI Utilities

RNG - Renewable natural gas

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

Stock Unit - Unit awards that entitle the grantee to shares of UGI Common Stock or cash subject to service conditions

TCJA - Tax Cuts and Jobs Act

Temporary Rates Order - Order issued by the PAPUC on March 15, 2018, that converted PAPUC approved rates of a defined group of large Pennsylvania public utilities into temporary rates for a period of not more than 12 months while the PAPUC reviewed effects of the TCJA

TSR - Total Shareholder Return

UGI comparator group - The Russell Midcap Utility Index, excluding telecommunications companies

UGI Corporation Senior Credit Facility - An unsecured senior facilities agreement entered into on August 1, 2019, by UGI comprising (1) a five-year $250 million term loan facility; (2) a three-year $300 million term loan facility; and (3) a five-year $300 million revolving credit facility (including a $10 million sublimit for letters of credit)

UGI International 3.25% Senior Notes - An underwritten private placement of €350 million principal amount of senior unsecured notes due November 1, 2025, issued by UGI International, LLC

UGI International Credit Facilities Agreement - A five-year unsecured senior facilities agreement entered into in October 2018, by UGI International, LLC comprising a €300 million term loan facility and a €300 million revolving credit facility, scheduled to expire in October 2023

UGI Performance Units - Unit awards that entitle the grantee to shares of UGI Common Stock or cash subject to service and market performance conditions

UGI Utilities, Inc. Credit Agreement - A five-year unsecured revolving credit agreement entered into by UGI Utilities, Inc. on June 27, 2019, providing for borrowings up to $350 million, including a letter of credit subfacility of up to $100 million, scheduled to expire in June 2024

Units or Unit Awards - UGI Corporation stock options, grants of UGI Corporation stock-based equity instruments and, prior to the AmeriGas Merger, grants of AmeriGas Partners, L.P. equity instruments (together with UGI Corporation stock-based equity instruments)

USD - U.S. dollar

U.S. Pension Plans – Consists of (1) a defined benefit pension plan for employees hired prior to January 1, 2009 of UGI, UGI Utilities, Inc. and certain of UGI’s other domestic wholly owned subsidiaries; and (2) a defined benefit pension plan for substantially all Mountaineer employees

Utilities Term Loan - A $125 million unsecured variable-rate term loan agreement entered into in September 2018 by UGI Utilities, Inc. with a group of banks

VEBA - Voluntary Employees’ Beneficiary Association

Western Missouri District Court - The United States District Court for the Western District of Missouri

WHO - World Health Organization

WVPSC - Public Service Commission of West Virginia

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind our Risk Factors included in Item 1A herein and the following important factors that could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) weather conditions, including increasingly uncertain weather patterns due to climate change, resulting in reduced demand, and the seasonal nature of our business; (2) cost volatility and availability of propane and other LPG, electricity, and natural gas, as well as the availability of LPG cylinders, and the capacity to transport product to our customers; (3) changes in domestic and foreign laws and regulations, including safety, tax, consumer protection, data privacy, accounting, and environmental matters, such as regulatory responses to climate change; (4) inability to timely recover costs through utility rate proceedings; (5) the impact of pending and future legal or regulatory proceedings, inquiries or investigations; (6) competitive pressures from the same and alternative energy sources; (7) failure to acquire new customers or retain current customers thereby reducing or limiting any increase in revenues; (8) liability for environmental claims; (9) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (10) adverse labor relations and our ability to address existing or potential workforce shortages; (11) customer, counterparty, supplier, or vendor defaults; (12) liability for uninsured claims and for claims in excess of insurance coverage, including those for personal injury and property damage arising from explosions, terrorism, natural disasters, pandemics and other catastrophic events that may result from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas in all forms; (13) transmission or distribution system service interruptions; (14) political, regulatory and economic conditions in the United States, Europe and other foreign countries, and foreign currency exchange rate fluctuations, particularly the euro; (15) capital market conditions, including reduced access to capital markets and interest rate fluctuations; (16) changes in commodity market prices resulting in significantly higher cash collateral requirements; (17) reduced distributions from subsidiaries impacting the ability to pay dividends; (18) changes in Marcellus and Utica Shale gas production; (19) the availability, timing and success of our acquisitions, commercial initiatives and investments to grow our businesses; (20) our ability to successfully integrate acquired businesses and achieve anticipated synergies; (21) the interruption, disruption, failure or malfunction of our information technology systems, and those of our third-party vendors or service providers, including due to cyber attack; (22) the inability to complete pending or future energy infrastructure projects; (23) our ability to achieve the operational benefits and cost efficiencies expected from the completion of pending and future business transformation initiatives, including the impact of customer service disruptions resulting in potential customer loss due to the transformation activities; (24) uncertainties related to a global pandemic, including the duration and/or impact of the COVID-19 pandemic; (25) the impact of proposed or future tax legislation, including the potential reversal of existing tax legislation that is beneficial to us; and (26) our ability to overcome supply chain issues that may result in delays or shortages in, as well as increased costs of, equipment, materials or other resources that are critical to our business operations.

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

PART I:

ITEMS 1. AND 2. BUSINESS AND PROPERTIES
CORPORATE OVERVIEW

UGI Corporation is a holding company that, through subsidiaries and affiliates, distributes, stores, transports and markets energy products and related services. In the United States, we own and operate (1) a retail propane marketing and distribution business, (2) natural gas and electric distribution utilities, and (3) energy marketing (including RNG), midstream infrastructure, storage, natural gas gathering and processing, natural gas production, electricity generation and energy services businesses. In

Europe, we market and distribute LPG and other energy products and services. Our subsidiaries and affiliates operate principally in the following four business segments:

•AmeriGas Propane
•UGI International
•Midstream & Marketing
•UGI Utilities

The AmeriGas Propane segment consists of the propane distribution business of AmeriGas Partners, an indirect wholly owned subsidiary of UGI Corporation. The Partnership conducts its propane distribution business through its principal operating subsidiary, AmeriGas Propane, L.P., and is the nation’s largest retail propane distributor based on the volume of propane gallons distributed annually. The general partner of AmeriGas Partners is our wholly owned subsidiary, AmeriGas Propane, Inc.

The UGI International segment consists of LPG distribution businesses conducted by our subsidiaries and affiliates in Austria, Belgium, the Czech Republic, Denmark, Finland, France, Hungary, Italy, Luxembourg, the Netherlands, Norway, Poland, Romania, Slovakia, Sweden, Switzerland and the United Kingdom. In addition, UGI International conducts an energy marketing business in France, Belgium, the Netherlands and the United Kingdom. Based on market volumes for 2020, which is the most recent information available, UGI International believes that it is the largest distributor of LPG in France, Austria, Belgium, Denmark, Luxembourg, Norway and Hungary and one of the largest distributors of LPG in Poland, the Czech Republic, Slovakia, the Netherlands and Sweden.

The Midstream & Marketing segment consists of energy-related businesses conducted by our indirect, wholly owned subsidiary, UGI Energy Services, LLC. These businesses (i) conduct energy marketing, including RNG, in the Mid-Atlantic region of the United States and California, (ii) own and operate natural gas liquefaction, storage and vaporization facilities and propane-air mixing assets, (iii) manage natural gas pipeline and storage contracts, (iv) develop, own and operate pipelines, gathering infrastructure and gas storage facilities in the Marcellus and Utica Shale regions of Pennsylvania, eastern Ohio, and the panhandle of West Virginia, (v) own electricity generation facilities, and (vi) own RNG production facilities. Energy Services and its subsidiaries’ storage, LNG and portions of its midstream transmission operations are subject to regulation by the FERC.

The UGI Utilities segment consists of the regulated natural gas and electric distribution businesses of our wholly owned subsidiary, UGI Utilities, Inc. (“Gas Utility” and “Electric Utility,” respectively), and the regulated natural gas distribution business of our indirect, wholly owned subsidiary, Mountaineer Gas Company (“Mountaineer”). Gas Utility serves approximately 672,000 customers in eastern and central Pennsylvania and more than 500 customers in portions of one Maryland county. Mountaineer serves nearly 214,000 customers across 50 of West Virginia’s 55 counties. Electric Utility serves approximately 62,500 customers in portions of Luzerne and Wyoming counties in northeastern Pennsylvania. Gas Utility is subject to regulation by the PAPUC and FERC and, with respect to its customers in Maryland, the MDPSC. Mountaineer is subject to regulation by the WVPSC and FERC. Electric Utility is subject to regulation by the PAPUC and FERC.

Business Strategy

Our business strategy is to grow the Company by focusing on our core competencies of distributing, storing, transporting and marketing energy products and services. We utilize our core competencies from our existing diversified businesses and our international experience, extensive asset base and access to customers to accelerate both organic growth and growth through acquisitions in our existing businesses, as well as in related and complementary businesses.

In Fiscal 2021, we identified and communicated to our investors three key elements that we believe will advance our strategy: (1) providing reliable earnings growth; (2) investing in renewable energy solutions; and (3) rebalancing our portfolio, with an emphasis on natural gas and renewable energy solutions. The following discussion highlights some of our key accomplishments in these areas during Fiscal 2021.

Reliable Earnings Growth

We are committed to consistently growing our earnings and plan to continue this growth through increased investments in our regulated utilities business, generating significant fee-based income in our Midstream and Marketing operations, and investing in high-growth and more weather resilient markets at our LPG businesses.

In September 2021, we completed the acquisition of Mountaineer Gas Company, the largest gas local distribution company in West Virginia. Mountaineer serves nearly 214,000 customers across 50 of West Virginia’s 55 counties and has a customer base that is approximately 90% residential and 10% commercial and industrial. We expect the addition of Mountaineer to significantly increase our rate base initially, with additional rate base growth anticipated over the longer term.

Our Midstream and Marketing business continues to provide a stable earnings stream, which is underpinned by fee-based contracts from customers. This fee-based income is derived from fixed fee peaking, storage and gathering, and fixed rate, variable volume gathering and marketing transactions. In Fiscal 2021, approximately 87% of Midstream and Marketing’s total margin was fee-based.

In Fiscal 2021, AmeriGas Propane continued to expand its Cynch propane home delivery service into twenty-two cities as of September 30, 2021 and plans to introduce Cynch into additional U.S. markets in Fiscal 2022 and Fiscal 2023. Similarly, UGI International offers propane cylinder vending machines in several European countries and plans to expand into additional markets in the near term. These programs are convenient for customers, and we believe they will position us for growth in the near future.

AmeriGas Propane and UGI International also continued to execute on multi-year business transformation initiatives designed to improve long-term operational performance by, among other things, reducing costs and improving efficiency and effectiveness in a number of key areas. These transformation activities are substantially complete and are expected to provide total annual benefits to AmeriGas Propane and UGI International of more than $150 million and €30 million, respectively, by the end of Fiscal 2022. For further information on these initiatives, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview - Strategic Initiatives.”

Finally, our natural gas businesses completed a number of transactions in the renewable energy space, which we believe will further contribute to our earnings growth. For more information on these transactions, see “Investment in Renewable Energy” below.

Investment in Renewable Energy

We are pursuing investments in a number of key renewable energy areas, including RNG, bio-LPG and renewable dimethyl ether (“rDME”), among others. Our natural gas businesses are actively exploring RNG opportunities involving both distribution and RNG feedstock infrastructure, and our LPG businesses are developing bio-LPG sources to augment our existing bio-LPG source in Sweden. We believe that UGI is particularly well-positioned to develop investment opportunities in these rapidly emerging markets due to our competencies in project development, project execution, gas transportation and storage, and energy marketing.

We expect to utilize our existing natural gas and LPG distribution infrastructure to deliver RNG and bio-LPG to the customers we serve. In most cases, these renewable solutions can be delivered to our customers with no additional local infrastructure, incremental investments by our customers, or community disruption related to infrastructure buildout.

In Fiscal 2021, we completed the following transactions, which we believe will provide a foundation for growth within the renewable energy space:

•Energy Services invested in a joint venture to develop dairy farm digester projects that produce RNG in upstate New York. The first project, announced in May 2021, incorporates an existing anaerobic digester that generates biogas, which is used to produce renewable electricity, and is expected to be completed in the second half of calendar year 2022. The second project, announced in September 2021, includes the construction of an anaerobic digester and a combined heat and power project that are expected to produce 85 million cubic feet (“MMcf”) of RNG each year once completed in the second half of calendar year 2022.

•In September 2021, Energy Services announced that it would partially fund a joint venture designed to develop several clusters of dairy farm digester projects to produce RNG from multiple farms in South Dakota. The clusters of projects, which Energy Services will have the option to fund on a project-by-project basis, are expected to produce 650 MMcf of RNG annually when complete and on-line by the end of calendar year 2024. The RNG will be delivered to the local natural gas pipelines serving the regional distribution system.

•In August 2021, Energy Services invested in a joint venture to develop innovative food waste digester projects to produce RNG in Ohio and Kentucky. The first digester project is expected to be completed in the first half of calendar 2023 and will process approximately 190,000 tons annually of food waste from nearby food manufacturers in an anaerobic digester. The project is expected to generate approximately 250,000 MMBTUs of pipeline-quality RNG each year that will be injected into a local natural gas pipeline on the regional distribution system.

•In May 2021, UGI International announced its intention to launch a joint venture to advance the production and use of rDME, a low-carbon sustainable liquid gas, in the LPG industry. The parties anticipate the development of up to six production plants within the next five years, targeting a total production capacity of 300 kilotons of rDME per year by 2027.

•In February 2021, UGI Utilities, Inc. entered an RNG interconnect agreement with a landfill gas developer in northeast Pennsylvania. When fully operational, the system is designed to take up to 16 MMcf per day of RNG supply at a rate of up to 780 thousand cubic feet (“Mcf”) per hour.

•In February 2021, UGI International entered a supply and development partnership with a Polish technology specialist in catalytic conversion of bioethanol to bio-gasoline and bioLPG for the exclusive rights to its supply of bioLPG. We believe this is a significant step in reducing UGI International’s carbon footprint and achieving its decarbonization targets.

•In November 2020, Energy Services invested in a utility-scale RNG project in Idaho. The project is expected to produce several hundred MMcf of RNG each year from on-site dairy waste feedstock once it is expanded to reach full production in 2022.

These projects provide a range of benefits, including reducing our carbon footprint while also addressing increased customer demand for low carbon energy sources, and we expect to continue to expand our renewable energy investments over the next five years.

Rebalancing Our Portfolio

In Fiscal 2019, we completed the AmeriGas Merger, whereby AmeriGas Partners, L.P. became a wholly owned subsidiary of UGI Corporation. Following this transaction, our LPG businesses have contributed to our earnings per share at a greater percentage than our natural gas businesses. We plan to rebalance our portfolio through both organic growth and investment in natural gas and renewable energy solutions.

In Fiscal 2021, we executed on our rebalancing strategy through several transactions and investments, including the Mountaineer Acquisition and the aforementioned investments in renewable energy. In addition to these transactions and investments, UGI Utilities, Inc. continued to execute on its infrastructure replacement and system betterment program, with record capital expenditures in Fiscal 2021 and additional expenditures expected in the coming years. UGI Utilities, Inc. remains on schedule to achieve its goal of replacing the cast iron portions of its gas mains by March 2027 and the bare steel portion of its gas mains by September 2041. We believe that the replacement of aging infrastructure results in increased contributions to rate base growth and also reduces emissions while improving operational efficiency.

Environmental Strategy

In Fiscal 2021, UGI pledged to reduce its enterprise Scope 1 GHG emissions by 55% over the next five years (using Fiscal 2020 as a baseline), while committing to continue to grow our earnings per share and dividends. We believe we can accomplish this objective through a three-pronged strategy that focuses on:

•reducing our emissions through investment in infrastructure and more efficient operations;
•reducing our customers’ emissions through conversions, energy efficiency programs and fleet conversions; and
•investing in alternative energy solutions (such as renewable energy) to reduce GHG emissions and provide low or zero carbon solutions to our customers.

We report our progress on environmental goals and commitments annually in our Sustainability Reports, including our Scope 1 and 2 emissions, air quality impact, and water management efforts. Our Sustainability Reports may be accessed on our website under “ESG - Resources - Sustainability Reports.” Information published in our Sustainability Reports is not intended to be incorporated into this Report.

In formulating our environmental strategy, our management and Board of Directors consider certain risks and uncertainties that may materially impact our financial condition and results of operations. For more information on these risks and uncertainties, see “Risk Factors - The potential effects of climate change may affect our business, operations, supply chain and customers, which could adversely impact our financial condition and results of operations.”

Corporate Information

UGI was incorporated in Pennsylvania in 1991. The Company is not subject to regulation by the PAPUC but, following completion of the Mountaineer Acquisition, is a regulated “holding company” under PUHCA 2005. PUHCA 2005 and the implementing regulations of FERC give FERC access to certain holding company books and records and impose certain accounting, record-keeping, and reporting requirements on holding companies. PUHCA 2005 also provides state utility regulatory commissions with access to holding company books and records in certain circumstances.

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

The Company’s corporate website can be found at www.ugicorp.com. Information on our website, including the information published in our Sustainability Reports, is not intended to be incorporated into this Report. The Company makes available free of charge at this website (under the “Investors - Financial Reports - SEC Filings and Proxies” caption) copies of its reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, including its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q and its Current Reports on Form 8-K. The Company’s Principles of Corporate Governance and Code of Business Conduct and Ethics are available on the Company’s website under the caption “Company - Leadership and Governance - Governance Documents.” The charters of the Audit, Corporate Governance, Compensation and Management Development, Pension, and Safety, Environmental and Regulatory Compliance Committees of the Board of Directors are available on the Company’s website under the caption “Company - Leadership and Governance - Committees & Charters.” All of these documents are also available free of charge by writing to Director, Investor Relations, UGI Corporation, P.O. Box 858, Valley Forge, PA 19482.

AMERIGAS PROPANE

Products, Services and Marketing

Our domestic propane distribution business is conducted through AmeriGas Propane. AmeriGas Propane serves nearly 1.4 million customers in all 50 states from approximately 1,600 propane distribution locations. Typically, propane distribution locations are in suburban and rural areas where natural gas is not readily available. Our local offices generally consist of operations facilities and propane storage. As part of its overall transportation and distribution infrastructure, AmeriGas Propane operates as an interstate carrier in all states throughout the continental U.S.

AmeriGas Propane sells propane primarily to residential, commercial/industrial, motor fuel, agricultural and wholesale customers. AmeriGas Propane distributed approximately 1.1 billion gallons of propane in Fiscal 2021. Approximately 88% of AmeriGas Propane’s Fiscal 2021 sales (based on gallons sold) was to retail accounts and approximately 12% was to wholesale and supply customers. Sales to residential customers in Fiscal 2021 represented approximately 32% of retail gallons sold; commercial/industrial customers 41%; motor fuel customers 19%; and agricultural customers 4%. Transport gallons, which are large-scale deliveries to retail customers other than residential, accounted for 4% of Fiscal 2021 retail gallons. No single customer represents, or is anticipated to represent, more than 5% of AmeriGas Propane’s consolidated revenues.

The ACE program continued to be an important element of AmeriGas Propane’s business in Fiscal 2021. At September 30, 2021, ACE cylinders were available at over 50,000 retail locations throughout the U.S. Sales of our ACE cylinders to retailers are included in commercial/industrial sales. The ACE program enables consumers to purchase or exchange propane cylinders at various retail locations such as home centers, gas stations, mass merchandisers and grocery and convenience stores. In addition, in Fiscal 2021, we continued to expand our Cynch propane home delivery service, which is now available in twenty-two cities as of September 30, 2021, and plan to expand into additional markets in Fiscal 2022 and Fiscal 2023. We also supply retailers with large propane tanks to enable them to replenish customers’ propane cylinders directly at the retailer’s location.

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

During Fiscal 2021, we made technology and other investments to promote the safety of our employees and the communities we serve. For example, (i) we continued installing cameras in our delivery and service vehicles to facilitate in-cab coaching capabilities, among other functionality and (ii) we continued to install fall protection towers on rail terminals that are designed to prevent employees from falling during the process of offloading propane into bulk storage.

Moreover, in Fiscal 2021, AmeriGas Propane continued executing on multi-year business transformation initiatives designed to improve long-term operational performance by, among other things, reducing costs and improving efficiency and effectiveness in the following key areas: customer digital experience; customer relationship management; operating process redesign and specialization; distribution and routing optimization; sales and marketing effectiveness; purchasing and general and administrative efficiencies; and supply and logistics. These transformation activities are substantially complete and are expected to provide total annual benefits of more than $150 million by the end of Fiscal 2022. For further information on these initiatives, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview - Strategic Initiatives.”

Propane Supply and Storage

The U.S. propane market has more than 180 domestic and international sources of supply, including the spot market. Supplies of propane from AmeriGas Propane’s sources historically have been readily available; however, beginning in April 2020 and continuing through Fiscal 2021, certain geographies experienced varying levels of reduced propane availability as a result of COVID-19 and transportation issues within the supply chain. While some refineries have returned to normal production, others have ceased operations entirely. In response to these supply and transportation challenges, AmeriGas Propane utilized a combination of increased regional storage as well as rail and transport supply from different origins to offset localized supply/demand imbalances that occurred during Fiscal 2021.

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

During Fiscal 2021, approximately 98% of AmeriGas Propane’s propane supply was purchased under supply agreements with terms of one to three years. Although no assurance can be given that supplies of propane will be readily available in the future, management currently expects to be able to secure adequate supplies during Fiscal 2022. If supply from major sources were interrupted, however, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, margins could be adversely affected. In Fiscal 2021, AmeriGas Propane derived approximately 11% of its propane supply from each of Enterprise Products Operating LLC and Targa Liquids Marketing and Trade. No other single supplier provided more than 10% of AmeriGas Propane’s total propane supply in Fiscal 2021. In certain geographic areas, however, a single supplier provides more than 50% of AmeriGas Propane’s requirements. Disruptions in supply in these areas could also have an adverse impact on AmeriGas Propane’s margins.

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

Retail propane industry volumes have been declining for several years and no or modest growth in total demand is foreseen in the next several years. Therefore, AmeriGas Propane’s ability to grow within the industry is dependent on the success of its sales and marketing programs designed to attract and retain customers, the success of business transformation initiatives, its ability to achieve internal growth, which includes expansion of the ACE, Cynch and National Accounts programs (through which multi-location propane users enter into a single AmeriGas Propane supply agreement rather than agreements with multiple suppliers), and its ability to acquire other retail distributors. The failure of AmeriGas Propane to retain and grow its customer base would have an adverse effect on its long-term results.

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

In Fiscal 2021, AmeriGas Propane’s retail propane sales totaled nearly 970 million gallons. Based on the most recent annual survey by the Propane Education & Research Council, 2019 domestic retail propane sales (annual sales for other than chemical uses) in the U.S. totaled approximately 10.1 billion gallons. Based on LP-GAS magazine rankings, 2019 sales volume of the ten largest propane distribution companies (including AmeriGas Propane) represented approximately 31% of domestic retail propane sales.

Properties

As of September 30, 2021, AmeriGas Propane owned 87% of its approximately 530 local offices throughout the country. The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2021, the Partnership operated a transportation fleet with the following assets:

Approximate Quantity & Equipment Type		% Owned	% Leased
880	Trailers	71%	29%
340	Tractors	5%	95%
680	Railroad tank cars	0%	100%
2,470	Bobtail trucks	9%	91%
320	Rack trucks	12%	88%
2,950	Service and delivery trucks	15%	85%

Other assets owned at September 30, 2021 included approximately 960,000 stationary storage tanks with typical capacities of more than 120 gallons, approximately 4.1 million portable propane cylinders with typical capacities of 1 to 120 gallons, 21 terminals and 12 transflow units.

Trade Names, Trade and Service Marks
AmeriGas Propane markets propane and other services principally under the “AmeriGas®,” “America’s Propane Company®,” “Propane That’s Pro-You℠” and “Cynch®” trade names and related service marks and continues to maintain the “Driving Every Day®” and “Relationships Matter®” trademarks. UGI owns, directly or indirectly, all the right, title and interest in the “AmeriGas” name and related trade and service marks. The General Partner owns all right, title and interest in the “America’s Propane Company” trade name and related service marks. The Partnership has an exclusive (except for use by UGI, AmeriGas, Inc., AmeriGas Polska Sp. z.o.o. and the General Partner), royalty-free license to use these trade names and related service marks. UGI and the General Partner each have the option to terminate its respective license agreement (except its licenses with permitted transferees and on 12 months’ prior notice in the case of UGI), without penalty, if the General Partner is removed as general partner of the Partnership for cause. If the General Partner ceases to serve as the general partner of the Partnership other than for cause, the General Partner has the option to terminate its license agreement upon payment of a fee to AmeriGas Propane, L.P. equal to the fair market value of the licensed trade names. UGI has a similar termination option; however, UGI must provide 12 months’ prior notice in addition to paying the fee to AmeriGas OLP. UGI and the General Partner each also have the right to terminate its respective license agreement in order to settle any claim of infringement, unfair competition or similar claim or if the agreement has been materially breached without appropriate cure.

Seasonality

Because many customers use propane for heating purposes, AmeriGas Propane’s retail sales volume is seasonal. During Fiscal 2021, approximately 65% of the Partnership’s retail sales volume occurred, and substantially all of AmeriGas Propane’s operating income was earned, during the peak heating season from October through March. As a result of this seasonality, revenues are typically higher in AmeriGas Propane’s first and second fiscal quarters (October 1 through March 31). Cash receipts are generally greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season. As a result of the AmeriGas Merger, we expect that UGI will continue to derive a greater percentage of its earnings during the peak heating season of October through March. For more information on the risks associated with the seasonality of our business, see “Risk Factors - Our business is seasonal and decreases in the demand for our energy products and services because of warmer-than-normal heating season weather or unfavorable weather conditions may adversely affect our results of operations.”

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

Employees

The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 2021, the General Partner had approximately 5,800 employees, including more than 100 part-time, seasonal and temporary employees, working on behalf of the Partnership. UGI also performs, and is reimbursed for, certain financial and administrative services on behalf of the Partnership and AmeriGas OLP.

UGI INTERNATIONAL

UGI International, through subsidiaries and affiliates, conducts (i) an LPG distribution business in 17 countries throughout Europe (Austria, Belgium, the Czech Republic, Denmark, Finland, France, Hungary, Italy, Luxembourg, the Netherlands, Norway, Poland, Romania, Slovakia, Sweden, Switzerland and the United Kingdom), and (ii) an energy marketing business in France, Belgium, the Netherlands and the United Kingdom. Based on market volumes for 2020, which is the most recent information available, UGI International believes that it is the largest distributor of LPG in France, Austria, Belgium, Denmark, Luxembourg, Norway and Hungary and one of the largest distributors of LPG in Poland, the Czech Republic, Slovakia, the Netherlands and Sweden.

Products, Services and Marketing
LPG Distribution Business
During Fiscal 2021, UGI International sold more than 975 million gallons of LPG throughout Europe. UGI International operates under seven distinct LPG brands, and its customer base primarily consists of residential, commercial, industrial, agricultural, wholesale and automobile fuel (‘‘autogas’’) customers that use LPG for space heating, cooking, water heating, motor fuel, leisure activities, crop drying, irrigation, construction, power generation, manufacturing and as an aerosol propellant. For Fiscal 2021, 45% of UGI International’s LPG volume was sold to commercial and industrial customers, 19% was sold to residential, 11% was sold to agricultural and 25% was sold to wholesale and other customers (including autogas). UGI International supplies LPG to its customers in small, medium and large bulk tanks at their locations. In addition to bulk sales, UGI International sells LPG in cylinders through retail outlets, such as supermarkets, individually owned stores and gas stations and directly to businesses that operate LPG-powered forklifts. Sales of LPG are also made to service stations to fuel vehicles that run on LPG. Approximately 63% of Fiscal 2021 LPG sales (based on volumes) was attributed to bulk, 16% to cylinder, 19% to wholesale and 2% to autogas. For Fiscal 2021, no single customer represented more than 5% of UGI International’s revenues.
Bulk
UGI International classifies its bulk customers as small, medium or large bulk, depending upon volume consumed annually at the customer locations. Based on volumes consumed, small bulk customers are primarily residential and small business users, such as restaurants, that use LPG mainly for heating and cooking. Medium bulk customers consist mainly of large residential housing developments, hospitals, hotels, municipalities, medium-sized industrial enterprises and poultry brooders. Large bulk customers include agricultural customers (including crop drying) and companies that use LPG in their industrial processes. At September 30, 2021, UGI International had approximately 517,000 bulk LPG customers and sold more than 610 million gallons of bulk LPG during Fiscal 2021.
Cylinder
UGI International sells LPG in both steel and composite cylinders and typically owns the cylinders in which the LPG is sold. The principal end-users of cylinders are residential customers who use LPG for domestic applications, such as cooking and heating. Non-residential uses include fuel for forklift trucks, road construction and welding. At September 30, 2021, UGI International had more than 20 million cylinders in circulation and sold more than 150 million gallons of LPG in cylinders during Fiscal 2021. UGI International also delivers LPG to wholesale and retail customers in cylinders, including through the use of vending machines.
Wholesale, Autogas and Other Services
Approximately 19% of UGI International’s Fiscal 2021 LPG sales (based on volumes) were to wholesale customers (including small competitors and large industrial customers), and approximately 2% of Fiscal 2021 LPG sales (based on volumes) were to autogas customers. UGI International also provides logistics, storage and other services to third-party LPG distributors.
Energy Marketing Business
UGI International markets and supplies natural gas and electricity to small and medium enterprises, schools and municipalities through third-party distribution systems. UGI International started developing its energy marketing business organically in 2012 and further expanded this business through the acquisition of DVEP in the Netherlands in August 2017 and continues to expand this business through strategic transactions. UGI International sold approximately 36 Bcf of natural gas and over 3,300 Gwh of electricity during Fiscal 2021.
LPG Supply, Storage and Transportation
UGI International is typically party to term contracts, with more than 40 different suppliers, including producers and international oil and gas trading companies, to meet LPG supply requirements throughout Europe. LPG supply is transported via rail and sea, and by road for shorter distances. Agreements are generally one- to two-year terms with pricing based on internationally quoted market prices. Additionally, LPG is purchased on the European spot markets to manage supply needs. In certain geographic areas (the United Kingdom and Italy), a single supplier may provide 50% or more of UGI International’s requirements. Because UGI International’s profitability is sensitive to changes in wholesale LPG costs, UGI International generally seeks to pass on increases in the cost of LPG to its customers. There can be no assurance, however, that UGI International will always be able to pass on product cost increases fully, or keep pace with such increases, particularly when product costs rise rapidly. Product cost increases can be triggered by periods of severe cold weather, supply interruptions, increases in the prices of base commodities such as crude oil and natural gas, or other unforeseen events.

Throughout Fiscal 2021, propane and butane production reduction continued to occur at refineries due to COVID-19 related demand decreases on primary fuels such as jet, gasoline and diesel. Reductions started in April 2020 and continued at varying levels through Fiscal 2021. The severity of reductions varied across the European market and the return of production to normal levels has also varied. Production has returned to normal at some refineries, while other refineries continue to operate at lower rates, and some have permanently ceased operations.
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
Renewable Energy Projects
In Fiscal 2021, UGI International announced investments in the following renewable energy projects:
•In February 2021, UGI International entered a supply and development partnership with a Polish technology specialist in catalytic conversion of bioethanol to bio-gasoline and bioLPG for the exclusive rights to its supply of bioLPG. Notably, this product can be utilized by UGI International’s existing LPG entities operating across Europe.
•In May 2021, UGI International announced its intention to launch a joint venture to advance the production and use of rDME, a low-carbon sustainable liquid gas, in the LPG industry. The parties anticipate the development of up to six production plants within the next five years, targeting a total production capacity of 300 kilotons of rDME per year by 2027.
We believe these projects will significantly contribute to reducing UGI International’s carbon footprint and achieving its decarbonization targets.
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
Because many of UGI International’s customers use LPG for heating, sales volume is affected principally by the severity of the temperatures during the heating season months and traditionally fluctuates from year-to-year in response to variations in weather, prices and other factors, such as conservation efforts and the economic environment. During Fiscal 2021, approximately 60% of UGI International’s retail sales volume occurred during the peak heating season from October through March. As a result of this seasonality, revenues are typically higher in UGI International’s first and second fiscal quarters (October 1 through March 31). For historical information on weather statistics for UGI International, see ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations.’’
Business Transformation Initiatives
We launched an initiative in Fiscal 2019 and embarked on a process of identifying operational synergies across all 17 countries in which we currently do business. The goal of this initiative was to focus attention on enhanced customer service and safe and efficient operations through the establishment of two centers of excellence. One center focuses on commercial excellence to identify and execute projects that improve the customer’s experience. The second center focuses on operational excellence across our distribution network and our filling centers. These business activities are substantially complete and are expected to generate over €30 million of annual benefits by the end of Fiscal 2022.
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
Employees
At September 30, 2021, UGI International had over 2,600 employees, including approximately 200 part-time, seasonal and temporary employees.

MIDSTREAM & MARKETING

Retail Energy Marketing

Our retail energy marketing business is conducted through Energy Services and its subsidiaries and sells natural gas, RNG, liquid fuels and electricity to approximately 12,600 residential, commercial and industrial customers at over 42,400 locations. We (i) serve customers in all or portions of Pennsylvania, New Jersey, Delaware, New York, Ohio, Maryland, Massachusetts, Virginia, North Carolina, South Carolina, Rhode Island, California and the District of Columbia, (ii) distribute natural gas through the use of the distribution systems of 46 local gas utilities, and (iii) supply power to customers through the use of the transmission and distribution lines of 20 utility systems.

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

Midstream Assets

LNG

Our midstream assets, which are owned by Energy Services and its subsidiaries, comprise a natural gas liquefaction, storage and vaporization facility in Temple, Pennsylvania, a natural gas liquefaction and storage facility in Mehoopany, Pennsylvania, liquefied natural gas vaporization and storage facilities in Steelton and Bethlehem, Pennsylvania, and three small mobile facilities located in Reading, Mount Carmel and Stroudsburg, Pennsylvania.

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

A wholly owned subsidiary of Energy Services owns and operates underground natural gas storage and related high pressure pipeline facilities, which have FERC approval to sell storage services at market-based rates. The storage facilities are located in the Marcellus Shale region of north-central Pennsylvania and have a total storage capacity of 15 million dekatherms and a maximum daily withdrawal quantity of 224,000 dekatherms. In Fiscal 2021, Energy Services leased approximately 74% of the firm capacity at its underground natural gas facilities to third parties.

Gathering Systems and Pipelines

Energy Services operates the Auburn gathering system in the Marcellus Shale region of northeastern Pennsylvania with a total system capacity of 635,000 dekatherms per day, including the expansion that was completed in Fiscal 2020. The gathering system delivers into both the Tennessee Gas and Transcontinental Gas pipelines. Energy Services also operates a 6.5-mile pipeline, known as the Union Dale pipeline, that gathers gas in Susquehanna County and has a capacity of 100,000 dekatherms per day. In addition, Energy Services owns and operates approximately 87 miles of natural gas gathering lines, dehydration and compression facilities, known as Texas Creek, Marshlands, and Ponderosa, located in Bradford, Tioga, Lycoming, Potter and Clinton Counties, Pennsylvania. The combined capacity of these three systems is more than 250,000 dekatherms per day. In Fiscal 2021, our Midstream & Marketing segment also managed natural gas pipeline and storage contracts for utility company customers, including UGI Utilities, Inc.

Energy Services and its subsidiaries also own and operate a 35-mile, 20-inch pipeline, known as the Sunbury pipeline, with related facilities located in Snyder, Union, Northumberland, Montour, and Lycoming Counties, Pennsylvania, which has a design capacity of 200,000 dekatherms per day. In addition, Energy Services owns and operates the Mt. Bethel pipeline, which runs 12.5 miles in Northampton County, Pennsylvania and is designed to provide 72,000 dekatherms per day.

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

In Fiscal 2021, a subsidiary of Energy Services entered into a joint venture with Stonehenge Energy Resource Holdings III LLC (“Stonehenge”) to acquire Pine Run Midstream, LLC. Energy Services owns approximately 49% of the joint venture with Stonehenge, and Stonehenge operates the system. The system is comprised of approximately 42 miles of pipeline, 43,125 HP of installed compression and dedicated production of 54,000 gross acres. The system is attached to another gathering system owned by Energy Services.

Electric Generation Assets

Midstream & Marketing holds electric generation facilities conducted by Energy Services’ wholly owned subsidiary, UGID. UGID owns and operates the Hunlock Creek Energy Center located near Wilkes-Barre, Pennsylvania, a 174-megawatt natural gas-fueled electricity generating station. UGID also owns and operates a landfill gas-fueled generation plant near Hegins, Pennsylvania, with gross generating capacity of 11 megawatts, that qualifies for renewable energy credits. Additionally, UGID owns and operates 13.5 megawatts of solar-powered generation capacity in Pennsylvania, Maryland and New Jersey.

Renewable Natural Gas

In Fiscal 2020, Energy Services purchased GHI, a Houston-based company that markets RNG in California. GHI purchases gas produced from landfills and biodigesters and resells the gas to fleet operators in California. Environmental credits are generated through this process, which are then sold to various third parties for an additional revenue stream.

In Fiscal 2021, we announced investments in the following RNG production projects:

•Energy Services invested in a joint venture to develop dairy farm digester projects that produce RNG in upstate New York. The first project, announced in May 2021, incorporates an existing anaerobic digester that generates biogas, which is used to produce renewable electricity, and is expected to be completed in the second half of calendar year 2022. The second project, announced in September 2021, includes the construction of an anaerobic digester and a combined heat and power project that are expected to produce 85 MMcf of RNG each year once completed in the second half of calendar year 2022.

•In September 2021, Energy Services announced that it would partially fund a joint venture designed to develop several clusters of dairy farm digester projects to produce RNG from multiple farms in South Dakota. The clusters of projects, which Energy Services will have the option to fund on a project-by-project basis, are expected to produce 650 MMcf of RNG annually when complete and on-line by the end of calendar year 2024. The RNG will be delivered to the local natural gas pipelines serving the regional distribution system.

•In August 2021, Energy Services invested in a joint venture to develop innovative food waste digester projects to produce RNG in Ohio and Kentucky. The first digester project is expected to be completed in the first half of calendar 2023 and will process approximately 190,000 tons annually of food waste from nearby food manufacturers in an anaerobic digester. The project is expected to generate approximately 250,000 MMBTUs of pipeline-quality RNG each year that will be injected into a local natural gas pipeline on the regional distribution system.

•In November 2020, Energy Services invested in a utility-scale RNG project in Idaho. The project is expected to produce several hundred MMcf of RNG each year from on-site dairy waste feedstock once it is expanded to reach full production in 2022.

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

Through our wholly owned subsidiary, GHI, Midstream & Marketing has the capability to source and deliver RNG to customers throughout the U.S. GHI currently delivers RNG to transportation fleets for utilization in their compressed natural gas and LNG fueled vehicles, resulting in the creation and monetization of California Low Carbon Fuel Standard (“LCFS”) and Renewable Fuel Standard (“RFS”) Renewable Identification Numbers (“RINs”).

Government Regulation

FERC has jurisdiction over the rates and terms and conditions of service of wholesale sales of electric capacity and energy, as well as the sales for resale of natural gas and related storage and transportation services.  Energy Services has a tariff on file with FERC, pursuant to which it may make power sales to wholesale customers at market-based rates, to the extent that Energy Services purchases power in excess of its retail customer needs.  Two subsidiaries of Energy Services, UGI LNG, Inc. and UGI Storage Company, currently operate natural gas storage facilities under FERC certificate approvals and offer services to wholesale customers at FERC-approved market-based rates. Two other Energy Services subsidiaries operate natural gas pipelines that are subject to FERC regulation. UGI Mt. Bethel Pipeline Company, LLC operates a 12.5-mile, 12-inch pipeline located in Northampton County, Pennsylvania, and UGI Sunbury, LLC operates the Sunbury Pipeline, a 35-mile, 20-inch diameter pipeline located in central Pennsylvania. Both pipelines offer open-access transportation services at cost-based rates approved by FERC. Energy Services and its subsidiaries undertake various activities to maintain compliance with the FERC Standards of Conduct with respect to pipeline operations. Energy Services is also subject to FERC reporting requirements, market manipulation rules and other FERC enforcement and regulatory powers with respect to its wholesale commodity business.

Midstream & Marketing’s midstream assets include natural gas gathering pipelines and compression and processing in northeastern Pennsylvania, southwestern Pennsylvania, eastern Ohio and the panhandle of West Virginia that are regulated under federal pipeline safety laws and subject to operational oversight by both the Pipeline and Hazardous Materials Safety Administration and the PAPUC.

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

Our Midstream & Marketing’s electricity generation assets own electric generation facilities that are within the control area of PJM and are dispatched in accordance with a FERC-approved open access tariff and associated agreements administered by PJM. UGID receives certain revenues collected by PJM, determined under an approved rate schedule.  Like Energy Services, UGID has a tariff on file with FERC pursuant to which it may make power sales to wholesale customers at market-based rates, and FERC has approved UGID’s market-based rate authority through 2023. UGID is also subject to FERC reporting requirements, market manipulation rules and other FERC enforcement and regulatory powers.

Employees

At September 30, 2021, Midstream & Marketing had over 400 employees.

UGI UTILITIES

GAS UTILITY

Gas Utility consists of the regulated natural gas distribution business of our subsidiary, UGI Utilities, Inc. Gas Utility serves approximately 672,000 customers in eastern and central Pennsylvania and more than 500 customers in portions of one Maryland county. Gas Utility is regulated by the PAPUC and, with respect to its customers in Maryland, the MDPSC.

Service Area; Revenue Analysis

Gas Utility provides natural gas distribution services to approximately 672,000 customers in certificated portions of 46 eastern and central Pennsylvania counties through its distribution system. Contemporary materials, such as plastic or coated steel, comprise approximately 91% of Gas Utility’s more than 12,400 miles of gas mains, with bare steel pipe comprising approximately 7% and cast iron pipe comprising approximately 2% of Gas Utility’s gas mains. In accordance with Gas Utility’s agreement with the PAPUC, Gas Utility will replace the cast iron portion of its gas mains by March 2027 and the bare steel portion of its gas mains by September 2041. The service area includes the cities of Allentown, Bethlehem, Easton, Harrisburg, Hazleton, Lancaster, Lebanon, Reading, Scranton, Wilkes-Barre, Lock Haven, Pittston, Pottsville and Williamsport, Pennsylvania, and the borough of Carlisle, Pennsylvania. Located in Gas Utility’s service area are major production centers for basic industries such as specialty metals, aluminum, glass, paper product manufacturing, and several power generation facilities. Gas Utility also distributes natural gas to more than 500 customers in portions of one Maryland county.

System throughput (the total volume of gas sold to or transported for customers within Gas Utility’s distribution system) for Fiscal 2021 was approximately 309 Bcf. System sales of gas accounted for approximately 19% of system throughput, while gas transported for residential, commercial and industrial customers who bought their gas from others accounted for approximately 81% of system throughput.

Sources of Supply and Pipeline Capacity

Gas Utility is permitted to recover all prudently incurred costs of natural gas it sells to its customers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Disclosures” and Note 9 to Consolidated Financial Statements. Gas Utility meets its service requirements by utilizing a diverse mix of natural gas purchase contracts with suppliers, marketers and producers, along with peaking, storage and transportation service contracts. These arrangements enable Gas Utility to purchase gas from Marcellus, Gulf Coast, Mid-Continent, and Appalachian sources as well as peaking facilities and locally produced natural gas connected to the distribution system. For its peaking, transportation and storage services, Gas Utility has long-term agreements with a number of pipeline companies, including Texas Eastern Transmission, LP, Columbia Gas Transmission, LLC, Transcontinental Gas Pipeline Company, LLC, Dominion Transmission, Inc., Tennessee Gas Pipeline Company, L.L.C., and Energy Services and its subsidiaries (including UGI Storage Company).

Gas Supply Contracts

During Fiscal 2021, Gas Utility purchased approximately 86 Bcf of natural gas for sale to retail core-market customers (principally composed of firm- residential, commercial and industrial customers that purchase their gas from Gas Utility) and off-system sales customers. Ninety-seven percent (97%) of the volumes purchased were supplied under agreements with 10 suppliers, with the remaining volumes supplied by 20 producers and marketers. Gas supply contracts for Gas Utility are generally no longer than 12 months. Gas Utility also has long-term contracts with suppliers for natural gas peaking supply during the months of November through March.

Seasonality

Because many of its customers use gas for heating purposes, Gas Utility’s sales are seasonal. For Fiscal 2021, approximately 58% of Gas Utility’s sales volume was supplied, and approximately 91% of Gas Utility’s operating income was earned, during the peak heating season from October through March.

Competition

Natural gas is a fuel that competes with electricity and oil and, to a lesser extent, with propane and coal. Competition among these fuels is primarily a function of their comparative price and the relative cost and efficiency of the equipment. Natural gas generally benefits from a competitive price advantage over oil, electricity and propane. Fuel oil dealers compete for customers in all categories, including industrial customers. Gas Utility responds to this competition with marketing and sales efforts designed to retain, expand, and grow its customer base, including the utilization of flexible negotiated rate structures.

In substantially all of its service territories, Gas Utility is the only regulated gas distribution utility having the right, granted by the PAPUC or by law, to provide gas distribution services. All of Gas Utility’s customers, including core-market customers, have the right to purchase gas supplies from entities other than natural gas distribution utility companies.

A number of Gas Utility’s commercial and industrial customers have the ability to switch to an alternate fuel at any time and, therefore, are served on an interruptible basis under rates that are competitively priced with respect to the service alternates. Margin from these customers, therefore, is affected by the difference or “spread” between the customers’ delivered cost of gas and the customers’ delivered cost of the alternate fuel, the frequency and duration of interruptions, and alternative firm service options. See “Utilities Regulation - State Utility Regulation - Gas Utility.”

Approximately 50% of Gas Utility’s annual throughput volume for commercial and industrial customers includes non-interruptible customers with firm rates at locations that afford them the opportunity of seeking transportation service directly from interstate pipelines, thereby bypassing Gas Utility. In addition, approximately 14% of Gas Utility’s annual throughput volume for commercial and industrial customers is from customers who are served under interruptible rates and are also in a location near an interstate pipeline. During Fiscal 2021, Gas Utility had 17 such customers, 13 of which have transportation contracts extending beyond Fiscal 2022. The majority of these customers are served under transportation contracts having 3- to 20-year terms and all are among the largest customers for Gas Utility in terms of annual volumes. No single customer represents, or is anticipated to represent, more than 5% of Gas Utility’s total revenues.

Outlook for Gas Service and Supply

Gas Utility anticipates having adequate pipeline capacity, peaking services and other sources of supply available to it to meet the full requirements of all firm customers on its system through Fiscal 2022. Supply mix is diversified, market priced and delivered pursuant to a number of long-term and short-term primary firm transportation and storage arrangements, including transportation contracts held by some of Gas Utility’s larger customers and natural gas suppliers serving customers on Gas Utility’s distribution system.

During Fiscal 2021 Gas Utility supplied transportation service to 11 electric generation facilities and 27 major co-generation facilities. Gas Utility continues to seek new residential, commercial, and industrial customers for both firm and interruptible service. In Fiscal 2021, Gas Utility connected more than 1,350 new commercial and industrial customers. In the residential market sector, Gas Utility added more than 11,000 residential heating customers during Fiscal 2021. Approximately 48% of these customers converted to natural gas heating from other energy sources, mainly oil and electricity. New home construction and existing non-heating gas customers who added gas heating systems to replace other energy sources primarily accounted for the other residential heating connections in Fiscal 2021.

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

Gas Utility’s objective in negotiations with providers of gas supply resources, and in proceedings before regulatory agencies, is to ensure availability of supply, transportation and storage alternatives to serve market requirements at the lowest cost possible, taking into account the need for safety, security and reliability of supply. Consistent with that objective, Gas Utility negotiates certain terms of firm transportation capacity on all pipelines serving it, arranges for appropriate storage and peak-shaving resources, negotiates with producers for competitively priced gas purchases and aggressively participates in regulatory proceedings related to transportation rights and costs of service.

At September 30, 2021, Gas Utility had over 1,650 employees.

MOUNTAINEER

In September 2021, we completed the Mountaineer Acquisition, whereby Mountaineer Gas Company became an indirect, wholly owned subsidiary of UGI Corporation. Mountaineer provides a regulated natural gas distribution business to nearly 214,000 customers in 50 of West Virginia’s 55 counties. Mountaineer’s system is comprised of approximately 6,200 miles of distribution, transmission and gathering pipelines. Contemporary materials, such as plastic or coated steel, comprise approximately 74% of Mountaineer’s gas mains, with bare steel pipe comprising the remaining 26%.

As of September 30, 2021, Mountaineer’s customer base was approximately 90% residential and 10% commercial and industrial customers, with throughput volumes consisting of approximately 30% residential, 36% commercial and 34% industrial and other. Because many of its customers use gas for heating purposes, Mountaineer’s sales are seasonal. For Fiscal 2021, approximately 65% of Mountaineer’s sales volume (including transport volumes) was supplied, and more than 140% of Mountaineer’s operating income was earned, during the peak heating season from October through March.

System throughput (the total volume of gas sold to or transported for customers within Mountaineer’s distribution system) for Fiscal 2021 was approximately 46 Bcf. Retail core-market sales of gas accounted for approximately 46% of system throughput, while gas transported for commercial and industrial customers who bought their gas from others accounted for nearly 54% of system throughput. Mountaineer anticipates having adequate pipeline capacity, peaking services and other sources of supply available to it to meet the full requirements of all firm customers on its system through Fiscal 2022.

Approximately 29% of Mountaineer’s annual throughput volume for commercial and industrial customers represents customers who are served under interruptible rates and are also in a location near an interstate pipeline. As of September 30, 2021, Mountaineer had 18 such customers, one of which has a transportation contract extending beyond September 30, 2022. The majority of these customers, including ten of Mountaineer’s largest customers in terms of annual volumes, are served under evergreen transportation contracts having a 30- to 180-day termination notice.

Mountaineer meets its service requirements by utilizing a diverse mix of natural gas purchase contracts with marketers and producers, along with storage and transportation service contracts. During Fiscal 2021, Mountaineer purchased approximately 23 Bcf of natural gas for sale to retail core-market customers (principally composed of firm- residential, commercial and industrial customers that purchase their gas from Mountaineer). Approximately 79% of the volume purchased was supplied under agreements with 10 suppliers, with the remaining volumes supplied by various producers and marketers. Gas supply contracts for Mountaineer are generally evergreen agreements with a 30-day termination notice.

At September 30, 2021, Mountaineer had more than 460 employees.

ELECTRIC UTILITY

Electric Utility supplies electric service to approximately 62,500 customers in portions of Luzerne and Wyoming counties in northeastern Pennsylvania through a system consisting of over 2,600 miles of transmission and distribution lines and 14 substations. For Fiscal 2021, approximately 58% of sales volume came from residential customers, 31% from commercial customers, and 11% from industrial and other customers. During Fiscal 2021, 13 retail electric generation suppliers provided energy for customers representing approximately 37% of Electric Utility’s sales volume.  At September 30, 2021, UGI Utilities, Inc.’s electric utility operations had more than 75 employees.

UTILITIES REGULATION

State Utility Regulation

Gas Utility

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

On October 4, 2019, the PAPUC issued a final order approving a settlement of a base rate proceeding by Gas Utility that permitted Gas Utility, effective October 11, 2019, to increase its base distribution revenues by $30 million under a single tariff, approved a plan for uniform class rates, and permitted Gas Utility to extend its Energy Efficiency and Conservation and Growth Extension Tariff programs by additional terms of 5 years.

On October 8, 2020, the PAPUC issued a final order approving a settlement of a base rate proceeding by Gas Utility that permitted Gas Utility to utilize a two-step phase-in of a $20 million base distribution revenue increase, with $10 million effective January 1, 2021, and $10 million effective July 1, 2021. The settlement also provides enhanced COVID-19 related consumer protections and allowed Gas Utility future regulatory asset recovery of COVID-19 related costs, such as greater-than-budgeted uncollectible accounts expense and other COVID-19 related operating costs.

Act 11 authorized the PAPUC to permit electric and gas distribution companies, between base rate cases and subject to certain conditions, to recover reasonable and prudent costs incurred to repair, improve or replace eligible property through a DSIC assessed to customers. Among other requirements, DSICs are subject to reconciliation of over-/under- collection, quarterly adjustment and are capped at five percent of total customer charges absent a PAPUC-granted exception. In addition, Act 11 requires affected utilities to obtain approval of LTIIPs from the PAPUC. Act 11 also authorized electric and gas distribution companies to utilize a fully forecasted future test year when establishing rates in base rate cases before the PAPUC.

On August 21, 2019, Gas Utility filed a consolidated LTIIP designed for the 2020-2024 calendar years (the “Gas LTIIP II”), during which Gas Utility projects spending $1.265 billion on DSIC-eligible property. Gas Utility’s filing was approved by the PAPUC in an order entered December 19, 2019.

With the approval of new base distribution rates on October 8, 2020, the DSIC-eligible property revenue requirement was included in base distribution revenue recovery. The final order issued by the PAPUC approved the settlement of the base rate proceeding and authorized Gas Utility to implement a DSIC once Gas Utility’s total property, plant and equipment less accumulated depreciation reached $2.875 billion. This threshold was achieved in December 2020, and Gas Utility implemented a DSIC effective April 1, 2021. Unless Gas Utility seeks and receives a PAPUC waiver of the statutory 5% rate cap, any future DSIC charges will be capped at 5% of overall Gas Utility annual base revenue.

In addition to base distribution rates and various surcharges designed to recover specified types of costs, Gas Utility’s tariff also includes a uniform PGC rate applicable to firm retail rate schedules for customers who do not obtain natural gas supply service from an alternative supplier. The PGC rate permits recovery of all prudently incurred costs of natural gas that Gas Utility sells to its retail customers. PGC rates are reviewed and approved annually by the PAPUC. Gas Utility may request quarterly or, under certain conditions, monthly adjustments to reflect the actual cost of gas. Quarterly adjustments become effective on one day’s notice to the PAPUC and are subject to review during the next annual PGC filing. Each proposed annual PGC rate is required to be filed with the PAPUC six months prior to its effective date. During this period, the PAPUC investigates and may hold hearings to determine whether the proposed rate reflects a least-cost fuel procurement policy consistent with the obligation to provide safe, adequate and reliable service. After completion of these hearings, the PAPUC issues an order permitting the collection of gas costs at levels that meet such standard. The PGC mechanism also provides for an annual reconciliation and for the payment or collection of interest on over and under collections.

Gas Utility’s gas service tariff also contains a state tax surcharge clause. The surcharge is recomputed whenever any of the tax rates included in their calculation are changed. These clauses protect Gas Utility from the effects of increases in certain of the Pennsylvania taxes to which it is subject.

Mountaineer

Mountaineer is subject to regulation of rates and other aspects of its business by the WVPSC. When necessary, Mountaineer seeks general base rate increases to recover increased operating costs and a fair return on rate base investments. Base rates are determined by the cost-of-service by rate class, and the rate design methodology allocates the majority of operating costs through volumetric charges.

Mountaineer makes routine filings with the WVPSC to reflect changes in the costs of purchased gas. These purchased gas costs are subject to rate recovery through a mechanism that provides dollar-for-dollar recovery of prudently incurred costs. Costs in excess of revenues that are expected to be recovered in future rates are deferred as regulatory assets; conversely, revenues in excess of costs are deferred as a regulatory liability. The PGA filings generally cover a prospective twelve-month period.

As permitted by West Virginia law enacted in 2015, the WVPSC has also approved a standalone cost recovery rider to recover specified costs and a return on infrastructure projects between general base rate cases in accordance with its Infrastructure Replacement and Expansion Plan (“IREP”). Mountaineer makes an annual IREP filing, which is subject to an over/under-recovery mechanism similar to purchased gas costs. In July 2021, Mountaineer submitted its annual IREP filing to the WVPSC requesting a return on its forecasted 2022 calendar year IREP-eligible capital investments of $56 million and recovery of eligible costs. On November 12, 2021, Mountaineer and the intervening parties submitted a joint stipulation and agreement for settlement to the WVPSC for a cumulative revenue requirement of $16 million effective January 1, 2022, with an increase of approximately $5.5 million from the previous year. An order from the WVPSC addressing the stipulation is expected in December 2021.

Electric Utility

Electric Utility is permitted to recover prudently incurred electricity costs, including costs to obtain supply to meet its customers’ energy requirements, pursuant to a supply plan filed with and approved by the PAPUC. Electric Utility distributes electricity that it purchases from wholesale markets and electricity that customers purchase from other suppliers.

In a decision dated January 15, 2020, the Pennsylvania Commonwealth Court affirmed two findings in the PAPUC’s October 25, 2018 Opinion and Order in Electric Utility’s 2018 rate case, thereby approving Electric Utility’s use of a fully projected future test year for ratemaking purposes and its treatment of certain tax benefits achieved through UGI’s consolidated federal tax filings.

On February 8, 2021, Electric Utility filed for a base rate increase with the PAPUC. On July 19, 2021, Electric Utility filed a joint petition for settlement of the rate case, which includes a revenue increase of approximately $6.2 million. In an order dated October 28, 2021, the PAPUC approved the settlement and authorized the increased rate to become effective November 9, 2021.

Electric Utility’s tariff includes rates, applicable to so-called “default service” customers who do not obtain electric generation service from an alternative supplier, incurred pursuant to a PAPUC-approved supply plan. These default service rates are reconcilable, may be adjusted quarterly, and are designed to permit Electric Utility to recover the full costs of providing default service in a full and timely manner. Electric Utility’s default service rates include recovery of costs associated with compliance with the AEPS Act, which requires Electric Utility to directly or indirectly acquire certain percentages of its supplies from designated alternative energy sources. In an order dated January 14, 2021, the PAPUC authorized Electric Utility to implement its current Default Service plan for the period June 1, 2021 through May 31, 2025, subject to possible, prospectively applied interim modifications that parties to that proceeding may propose in accordance with a settlement filed in that proceeding on October 23, 2020.

Electric Utility’s LTIIP was approved by the PAPUC on December 21, 2017 for the 2018-2022 time period. Electric Utility’s projected annual investment in distribution infrastructure replacement was approximately $7.6 million in Fiscal 2018, and will increase to $8.3 million by Fiscal 2022. On December 19, 2019, the PAPUC approved Electric Utility’s DSIC rate mechanism that now permits it to impose a DSIC surcharge to recover revenue requirements associated with DSIC-eligible plant. With the implementation of new base rates on November 9, 2021 pursuant to the PAPUC’s October 28, 2021 order in the 2021 Electric Utility base rate case, Electric Utility may not charge a DSIC except to reconcile the over/under-recovery of allowable DSIC revenue from periods before the effective date of the new rates until its plant balances reach the level of plant agreed upon in the settlement of the rate case. Unless Electric Utility seeks and receives a PAPUC waiver of the statutory 5% rate cap, any future DSIC charges will be capped at 5% of overall annual base revenue.
Utility Franchises

Gas Utility and Electric Utility hold certificates of public convenience issued by the PAPUC and certain “grandfather rights” predating the adoption of the Pennsylvania Public Utility Code and its predecessor statutes, which authorize it to carry on its business in the territories in which it renders gas service. Under applicable Pennsylvania law, Gas Utility also has certain rights of eminent domain as well as the right to maintain its facilities in public streets and highways in its territories.

Similarly, Mountaineer holds certificates of public convenience issued by the WVPSC, which authorize it to carry on its business in substantially all of the territories in which it now renders gas service. Under applicable West Virginia law, Mountaineer also has certain rights of eminent domain as well as the right to maintain its facilities in public streets and highways in its territories.

Federal Energy Regulation

With the acquisition of Mountaineer on September 1, 2021, UGI and its subsidiaries became subject to FERC regulation under PUHCA 2005 pertaining to record-keeping and affiliate service pricing requirements. UGI provided notice of its non-exempt status on September 17, 2021.

UGI Utilities, Inc. and Mountaineer are subject to Section 4A of the Natural Gas Act, which prohibits the use or employment of any manipulative or deceptive devices or contrivances in connection with the purchase or sale of natural gas or natural gas transportation subject to the jurisdiction of FERC, and FERC regulations that are designed to promote the transparency, efficiency, and integrity of gas markets.

Similarly, UGI Utilities, Inc. and Mountaineer are also subject to Section 222 of the Federal Power Act, which prohibits the use or employment of any manipulative or deceptive devices or contrivances in connection with the purchase or sale of electric energy or transmission service subject to the jurisdiction of FERC, and FERC regulations that are designed to promote the transparency, efficiency, and integrity of electric markets.

FERC has jurisdiction over the rates and terms and conditions of service of electric transmission facilities used for wholesale or retail choice transactions. Electric Utility owns electric transmission facilities that are within the control area of PJM and are dispatched in accordance with a FERC-approved open access tariff and associated agreements administered by PJM. PJM is a regional transmission organization that regulates and coordinates generation, supply and the wholesale delivery of electricity. Electric Utility receives certain revenues collected by PJM, determined under a formulary rate schedule that is adjusted in June of each year to reflect annual changes in Electric Utility’s electric transmission revenue requirements, when its transmission facilities are used by third parties. FERC has jurisdiction over the rates and terms and conditions of service of wholesale sales of electric capacity and energy. Electric Utility has a tariff on file with FERC pursuant to which it may make power sales to wholesale customers at market-based rates.

Under provisions of EPACT 2005, Electric Utility is subject to certain electric reliability standards established by FERC and administered by an ERO. Electric Utility anticipates that substantially all the costs of complying with the ERO standards will be recoverable through its PJM formulary electric transmission rate schedule.

EPACT 2005 also granted FERC authority to impose substantial civil penalties for the violation of any regulations, orders or provisions under the Federal Power Act and Natural Gas Act and clarified FERC’s authority over certain utility or holding company mergers or acquisitions of electric utilities or electric transmitting utility property valued at $10 million or more.

Other Government Regulation

In addition to state and federal regulation discussed above, Gas Utility, Mountaineer and Electric Utility are subject to various federal, state and local laws governing environmental matters, occupational health and safety, pipeline safety and other matters. Each is subject to the requirements of the Resource Conservation and Recovery Act, CERCLA and comparable state statutes with respect to the release of hazardous substances. See Note 17 to Consolidated Financial Statements.

BUSINESS SEGMENT INFORMATION

The table stating the amounts of revenues, operating income and identifiable assets attributable to each of UGI’s reportable business segments, and to information regarding the geographic areas in which we operate, for Fiscal 2021, Fiscal 2020 and Fiscal 2019 appears in Note 23 to Consolidated Financial Statements included in Item 15 of this Report and is incorporated herein by reference.

EMPLOYEES

At September 30, 2021, UGI and its subsidiaries had approximately 11,300 employees.

HUMAN CAPITAL MANAGEMENT

We are committed to the attraction, development, retention and safety of our employees. The following is an overview of some of our key human capital initiatives that are designed to ensure the overall well-being of our employees and other stakeholders as well as to promote workforce diversity.

UGI publishes annual sustainability reports, which are available free of charge on its corporate website under “ESG - Resources - Sustainability Reports.” Information included in these sustainability reports is not intended to be incorporated into this Report.

Workplace Safety

We are committed to maintaining an effective safety culture and to stressing the importance of our employees’ role in identifying, mitigating and communicating safety risks. We believe that the achievement of superior safety performance is both an important short-term and long-term strategic initiative in managing our operations. In this regard, our policies and operational practices promote a culture where all levels of employees are responsible for safety. Safety is generally included as a component of the annual bonus calculation for executives and non-executives, reinforcing our commitment to safety across our organization. For more details as to how we integrate safety performance into our core business activities, please refer to our Health, Safety, Security and the Environment (“HSSE”) Policy, which is available on our website under “Company - Company Policies - HSSE Policy.”

UGI’s Board of Directors oversees safety efforts primarily through its Safety, Environmental, and Regulatory Compliance (“SERC”) Committee, which is responsible for the governance and oversight of all health and safety matters at the Company, including compliance with applicable laws and regulations. The SERC Committee oversees the Company’s maintenance of a culture focused on protecting the health and safety of our employees, contractors, customers, and the public. Additionally, our senior management team is actively engaged in our safety programs and conducts regular reviews of safety performance metrics. These metrics are presented quarterly to the SERC Committee for review and consideration. In addition, each of our business units has a safety team that is responsible for overseeing the safety of our operations, reinforcing our values, providing training and enhancing our safety culture within such business unit.

Our COVID-19 Response

The health, well-being and safety of our employees, customers and communities is our top priority. During Fiscal 2021, we continued to focus on responding to the challenges of the COVID-19 pandemic, particularly as they related to our global workforce. Our senior management team continues to have regular COVID-19 and return-to-office planning sessions to address the critical safety, operational and business risks associated with the pandemic across all geographies. Through these efforts, as well as our continued commitment to monitor, assess and implement guidance and best practices recommended by the WHO and CDC, we have been able to maintain the continuity of the essential services that we provide to our customers, while also promoting the health, well-being and safety of our employees, customers and communities.

Diversity Strategy

Diversity as Part of Our Company Culture

We believe that, by fostering an environment that exemplifies our core value of respect, we gain, as a company, unique perspectives, backgrounds and varying experiences to ensure our continued long-term success. Belonging, inclusion, diversity and equity are essential to our success, and we respect and value all employees.

In alignment with our efforts to promote diversity and inclusion, we introduced the Belonging, Inclusion, Diversity and Equity (“BIDE”) Initiative in Fiscal 2020, which provides the organizational blueprint for achieving greater diversity and promoting respect for uniqueness of individuals and cultures and inclusion for the varied perspectives they provide. The BIDE Initiative embodies and promotes internal policies with respect to setting expectations relating to our work environment, including our Code of Business Conduct and Ethics and our Anti-Discrimination, Anti-Harassment and Human Rights policies. As part of the BIDE Initiative, we have expanded our partnerships with numerous organizations that support underrepresented populations.

UGI also offers a network of employee resource groups that aligns with our efforts to promote diversity and inclusion.

•Black Organizational Leadership & Development (“BOLD”) is focused on inclusion, equity, education, and empowerment for black employees and their allies, and assists leadership with communication, talent recruitment, retention, and development opportunities for black employees. BOLD focuses on professional development by creating mentoring opportunities, increasing exposure through networking and career development events, broadening outreach to and recruitment of black talent, and sponsoring activities such as lectures featuring distinguished speakers.

•The Women’s Impact Network (“WIN”) is an organization that aims to foster an environment for women to be recruited, retained, and developed as leaders throughout UGI. Membership in WIN offers exposure to various professional development opportunities, including speaker series events, group engagement activities, virtual group discussions, and partnerships with local organizations for women and their allies.

•The Veteran Employee Team (“VET”) focuses on recruiting and retaining veterans, as well as creating growth for and goodwill towards military veterans. VET members include Active Duty, Reserve, and National Guard veterans of the Army, Navy, Marines, Coast Guard, and Air Force, their families, and partners committed to supporting military veteran employees.

Diversity in Our Leadership

We believe that diversity in our Board of Directors (the “Board”) is critical to effective governance. In assessing Board composition, UGI ensures that our Board has the right mix of background, experience, and diversity of perspectives to support our business. In assessing director candidates, UGI considers a number of qualifications, including independence, knowledge, judgment, character, leadership skills, education, experience, financial literacy, standing in the community and diversity of backgrounds and views, including, but not limited to, gender, race, ethnicity and national origin. We look to complement the Board’s existing strengths, recognizing that diversity is a critical element to enhancing board effectiveness. Our current Board composition includes three female directors and one racially diverse director out of a total of nine independent directors.

Similarly, we believe diversity of management is crucial to position our business for continued success. UGI is proactive in ensuring consideration of diverse candidates for all leadership positions and continues to be committed to ensuring that we are considering all qualified applicants in our hiring process. Females and racially/ethnically diverse individuals represent more than 25% and approximately 20%, respectively, of UGI’s corporate officers.

As part of our continued commitment to enhancing opportunities for diversity in our workforce, all executives have a diversity and inclusion (“D&I”) component in their annual bonus plan effective Fiscal 2021. The executive team will be evaluated on the effectiveness of the Company’s development of a multi-dimensional strategy to deepen and improve the organization’s commitment to D&I, supporting the Company’s BIDE Initiative and establishing a roadmap to achieve excellence in D&I and brand UGI as an employer of choice for diverse candidates.

Diversity in Our Workforce

UGI strives for diverse representation at all levels of our business. During Fiscal 2021, for the first time, we published our workforce demographics (which reflects our EEO-1 reporting data) in our 2020 Sustainability Report. We believe that, by publicly disclosing our workforce demographics, we increase transparency in the composition of our workforce as well as facilitate accountability in ensuring that minority candidates are actively considered for roles throughout the organization. We will continue to report on our progress annually.

Diversity as Part of Our Employee Development

In Fiscal 2021, UGI established a global partnership with the Human Library Organization (the “Human Library”), a global not-for-profit learning platform that hosts personal conversations designed to challenge stigma and stereotypes and create a safe space for dialogue where topics are discussed openly between individuals. The Human Library promotes workplace diversity and inclusion by partnering with companies that are committed to incorporating social understanding and cultural awareness as part of their business model.

UGI has committed to a sponsorship role with the Human Library for the creation of a digital learning platform that will expand the reach of the Human Library’s diversity experiences across the globe. UGI began working with the Human Library in Fiscal 2020 for diversity and inclusion education for its leadership development, supervisor training and new hire onboarding programs. Many of our employees participated in the Human Library “reader sessions” over the past year and we expect that more will participate in the coming year.

Talent Development and Support

Maintaining a robust pipeline of talent is crucial to UGI’s ongoing success and is a key aspect of succession planning efforts across the organization. Our leadership and human resources teams are responsible for attracting and retaining top talent by facilitating an environment where employees feel supported and encouraged in their professional and personal development.

Competition for attracting and retaining talent has increased in recent years, and UGI understands this challenge and the importance of maintaining competitive compensation, benefits and training that provides growth, developmental opportunities and multiple career paths within our company. Specifically, we promote employee development by reviewing strategic positions regularly and identifying potential internal candidates to fill those positions, evaluating critical job skill sets to identify competency gaps and creating developmental plans to facilitate employee professional growth. We commit to investing in our employees through training and development programs as well as tuition reimbursement to promote continued professional growth.

The following programs are examples of how we promote the professional development of our employees.

•UGI University is a leadership development program for emerging leaders across all domestic and international business units. In addition to completing personal assessments and leadership and team effectiveness training, participants engage directly with executive leaders of each business, gaining a broader understanding of UGI and the stakeholders it serves.

•UGI Academy is a leadership development program that provides UGI International’s emerging leaders the opportunity to learn more about UGI Corporation, including our culture, values and strategic direction. Participants engage in self-assessments, meet colleagues from across the business, engage with the UGI executive management team and sharpen skills that will equip them for future success.

•AmeriGas Accelerated Leadership Program (“ALP”) establishes key leadership competencies, behavioral traits and skills required to be an effective leader at the director level. ALP is a full year program where participants complete a series of training experiences, action learning projects, job shadowing, and a detailed development plan which contributes to their readiness for a position at the director level.

ITEM 1A. RISK FACTORS

There are many factors that may affect our business, financial condition and results of operations, including the following risks relating to: (1) the demand for our products and services and our ability to grow our customer base; (2) our business operations, including internal and external factors that may impact our operational continuity; (3) our international operations; (4) our supply chain and our ability to obtain and transport adequate quantities of LPG; (5) government regulation and oversight; and (6) general factors that may impact our business and our shareholders.

Risks Relating to the Demand for Our Products and Services and Our Ability to Grow Our Customer Base

Our business is seasonal and decreases in the demand for our energy products and services because of warmer-than-normal heating season weather or unfavorable weather conditions may adversely affect our results of operations.

Because many of our customers rely on our energy products and services to heat their homes and businesses, and for agricultural purposes such as crop drying, our results of operations are adversely affected by warmer-than-normal heating season weather. Weather conditions have a significant impact on the demand for our energy products and services for both heating and agricultural purposes. Accordingly, the volume of our energy products sold is at its highest during the peak heating season of October through March and is directly affected by the severity of the winter weather. For example, historically, approximately 60% to 70% of AmeriGas Propane’s annual retail propane volume, 60% to 70% of UGI International’s annual retail LPG volume, 60% to 70% of Energy Services’ retail natural gas volume and 60% to 70% of Gas Utility’s natural gas throughput (the total volume of gas sold to or transported for customers within our distribution system) has typically been sold during these months. Additionally, as a result of the AmeriGas Merger, an even greater portion of our earnings has been and will continue to be derived during the peak heating season of October through March. There can be no assurance that normal winter weather in our market areas will occur in the future.

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

Shifts and fluctuations in weather patterns and other environmental conditions, including temperature and precipitation levels, may affect consumer demand for our energy products and services. In addition, the potential physical effects of climate change, such as increased frequency and severity of storms, floods and other climatic events, could disrupt our operations and supply chain, and cause us to incur significant costs in preparing for or responding to these effects. These or other meteorological changes could lead to increased operating costs, capital expenses or supply costs. Our commercial and residential customers may also experience the potential physical impacts of climate change and may incur significant costs in preparing for or responding to these efforts, including increasing the mix and resiliency of their energy solutions and supply. The impact of any one or all of the foregoing factors may adversely affect our financial condition and results of operations.

In addition to the direct physical impact that climate change may have on our business, financial condition and results of operations, we may also be adversely impacted by other environmental factors, including: (i) technological advances designed to promote energy efficiency and limit environmental impact; (ii) increased competition from alternative energy sources; (iii) regulatory responses aimed at decreasing GHG emissions; and (iv) litigation or regulatory actions that address the environmental impact of our energy products and services. For more information on these risks, please refer to the following risk factors included elsewhere in this section:

•“Energy efficiency and technology advances, as well as price induced customer conservation, may result in reduced demand for our energy products and services”;
•“Our operations may be adversely affected by competition from other energy sources”;
•“Our need to comply with, and respond to industry-wide changes resulting from, comprehensive, complex, and sometimes unpredictable governmental regulations, including regulatory initiatives aimed at increasing competition within our industry, may increase our costs and limit our revenue growth, which may adversely affect our operating results”;
•“Our operations, financial results and cash flows may be adversely affected by existing and future global climate change laws and regulations, including with respect to GHG emission restrictions, as well as market responses thereto”; and
•“We are subject to operating and litigation risks that may not be covered by insurance.”

Our potential to increase revenues may be affected by the decline in retail volumes of LPG and our ability to retain and grow our customer base.

The retail LPG distribution industry in the U.S. and many of the European countries in which we operate is mature and has been declining over the past several years, with no or modest growth (or decline) in total demand foreseen in the near future. Accordingly, we expect that year-to-year industry volumes will be principally affected by weather patterns. Therefore, our ability to grow within the LPG industry is dependent on our ability to acquire other retail distributors and to achieve internal growth, which includes expansion of the ACE, Cynch and National Accounts programs in the U.S. and expansion in Europe, as well as the success of our sales and marketing programs designed to attract and retain customers. Any failure to retain and grow our customer base and successfully acquire other distributors would have an adverse impact on our results. Acquisitions in the U.S. and Europe may require merger control filings with the Federal Trade Commission and the European Commission, as applicable, and commitments or divestments of assets may be required to obtain clearance. Such commitments or divestments may influence the overall economics and risk profile of the transaction.

Our ability to grow our businesses will be adversely affected if we are not successful in identifying and completing business combinations, asset acquisitions or investments in joint ventures intended to advance our business strategy, or if we are unable to realize the anticipated benefits from such transactions we have completed.

One element of our business strategy is to grow through investments in the U.S. and in international markets, which includes our recent efforts to expand our presence in the renewable energy industry. We may choose to finance such future investments with debt, equity, cash or a combination of the three. We can give no assurances that we will find attractive investment opportunities in the future (including renewable energy opportunities), that we will be able to complete and finance these transactions on economically acceptable terms, that any investments and related transactions will not be dilutive to earnings or that any additional debt incurred to finance such investment will not affect our ability to pay dividends. Moreover, certain investments, including some acquisitions, may require antitrust and other regulatory clearances. We may have to offer commitments (such as agreements not to compete for certain businesses) or divest assets in order to obtain clearance, which may adversely affect the overall economics and risk profile of the contemplated transaction.

To the extent we are successful in executing these transactions, such transactions involve a number of risks. These risks include, but are not limited to, the assumption of material liabilities, environmental liabilities, the diversion of management’s attention from the management of daily operations to the integration of acquired operations, difficulties in the assimilation and retention of employees and difficulties in the assimilation of different cultures and practices and internal controls, challenges with consolidating the operations of acquired companies into our own, as well as in the assimilation of broad and geographically dispersed personnel and operations. Future investments could also result in, among other things, the failure to identify material issues during due diligence, the risk of overpaying for assets, unanticipated capital expenditures, the failure to maintain effective internal control over financial reporting, recording goodwill and other intangible assets at values that ultimately may be subject to impairment charges and fluctuations in quarterly results. There can also be no assurance that our past and future investments, including our recent investments in renewable energy, will deliver the strategic, financial, operational and environmental benefits that we anticipate, nor can we be certain that strategic investments will remain available in the future.

The failure to successfully identify, complete, and implement investments intended to advance our business strategy could have an adverse impact on our business, cash flows, financial condition and results of operations.

Energy efficiency and technology advances, as well as price induced customer conservation, may result in reduced demand for our energy products and services.

The trend toward increased energy efficiency and technological advances, including installation of improved insulation and the development of more efficient boilers and other heating equipment, as well as conservation measures, may reduce the demand for our energy products. Prices for LPG and natural gas are subject to volatile fluctuations as a result of changes in supply and demand as well as other market conditions. During periods of high energy commodity costs, our prices generally increase, which may lead to customer conservation and attrition. A reduction in demand could lower our revenues and, therefore, lower our net income and adversely affect our cash flows. State and/or federal regulation may require mandatory conservation measures, which would reduce the demand for our energy products. Additionally, at the international level, EU and local laws and regulations may require mandatory conservation measures, which would reduce the demand for our energy products. For example, in 2018 the EU revised the Energy Performance of Buildings Directive (the “EPBD”), with the goal to create a clear path towards a low and zero-emission and decarbonized building stock in the EU by 2050.  Due to delays resulting from the COVID-19 pandemic, EU countries will now be adopting laws through 2021 to implement the EPBD.  The EU is also adopting further measures to decarbonize electricity generation in order to reduce dependence on fossil fuel imports and achieve its climate change objectives. Over time, these various measures will impact fossil fuel consumption in Europe and the demand for our energy products. We cannot predict the materiality of the effect of future conservation measures or the effect that any technological advances in heating, conservation, energy generation or other devices might have on our operations.

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

We seek to grow our business through the expansion, construction and development of our energy infrastructure, including new pipelines, gathering systems, facilities and other assets. These projects are subject to state and federal regulatory oversight and require certain property rights, such as easements and rights-of-way from public and private owners, as well as regulatory approvals, including environmental and other permits and licenses. There is no assurance that we or our project partners, as applicable, will be able to obtain the necessary property rights, permits and licenses in a timely and cost-efficient manner or at all, which may result in a delay or failure to complete a project. We may face opposition to the expansion, construction or development of new or existing pipelines, gathering systems, facilities or other assets from environmental groups, landowners, local groups and other advocates. This opposition could take many forms, including organized protests, attempts to block or sabotage our operations, intervention in regulatory or administrative proceedings involving our assets, or lawsuits or other actions designed to prevent, disrupt, or delay the development or operation of our assets and business. Failure to complete any pending or future infrastructure project may have a materially adverse impact on our financial condition and results of operations.

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

Risks Relating to Our Business Operations, Including Internal and External Factors that May Impact Our Operational Continuity

Our efforts to create operational benefits and cost efficiencies through business transformation initiatives at our business units and various corporate services functions may be disruptive and adversely affect our business, financial condition and results of operations.

We may make adjustments to our workforce in response to management changes, product changes, performance issues, changes in strategy, acquisitions or other internal and external considerations. These adjustments may result in increased costs and temporarily reduced productivity, as well as a disruption in our ability to perform functions critical to our strategy, including, but not limited to, disruptions in customer service. The effects of such adjustments could recur in connection with any current or future business transformation initiatives or we may not achieve or sustain the expected growth or cost savings benefits of any such initiatives, or do so within the expected timeframe. As a result, our business, financial condition and results of operations could be negatively affected.

We have substantially completed transformation initiatives at our AmeriGas and UGI International business units that are designed to achieve operational benefits and cost efficiencies and to leverage technology to provide an enhanced customer experience. Additional initiatives are ongoing in certain of our corporate services functions, including finance, human resources, procurement and information technology, that are designed to standardize processes and activities across our global platform, while leveraging the use of best practices and efficiencies between our businesses. If we are unable to deliver the strategic and financial benefits that we anticipate, the achievement of these benefits is delayed, or the volume and nature of change challenges our available resources, then our business operations and financial results could be materially and adversely impacted. Our ability to successfully manage and execute these initiatives and realize expected savings and benefits in the amounts and at the times anticipated is important to our business success. Any failure to do so, which could result from our inability to successfully execute organizational change and business transformation initiatives, unanticipated costs or charges, loss of key personnel, customer loss and other factors described herein, could have a material adverse effect on our business, financial condition and results of operations. For further information on these initiatives, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview - Strategic Initiatives.”

Our information technology systems and those of our third-party vendors have been the target of cyber-security attacks in the past. If we are unable to protect our information technology systems against future service interruption, misappropriation of data, or breaches of security resulting from cyber-security attacks or other events, or if we encounter other unforeseen difficulties in the design, implementation or operation of our information technology systems, or if our third-party vendors or service providers experience compromises to their information technology systems, our operations could be disrupted, our business and reputation may suffer, and our internal controls could be adversely affected.

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

Cyber-security incidents have recently increased in both frequency and magnitude and have involved malicious software and attempts to gain unauthorized access to data and systems, including ransomware attacks where a target’s access to its information systems is blocked until a ransom has been paid. The White House and various regulators, including the SEC, have accordingly increased their focus on companies’ cybersecurity vulnerabilities and risks. Despite our security measures, our technologies, systems, and networks have been and may continue to be the target of cyber-security attacks or information security breaches that could result in the unauthorized release, misuse, loss or destruction of proprietary and other information, or other disruption of our business operations. Due to increasingly sophisticated threat actors, we may be unable to detect, identify or prevent attacks, and even if detected, we may be unable to adequately stop, investigate or remediate our systems given the tools and techniques being used by threat actors to circumvent controls and to remove or obfuscate forensic evidence. Attacks and incidents may also occur due to malfeasance by employees or contractors, as well as human error as in the case of social engineering and phishing campaigns. As a result of the COVID-19 pandemic, a number of our employees have transitioned to working remotely; as a result, more of our employees are working from locations where our cyber-security program may be less effective and information technology security may be less robust. Similarly, our third-party vendors or service providers have been impacted by cyber-security attacks and incidents and are subject to many if not all of the same risks and disruptions as described above. A loss of our information technology systems, or temporary interruptions in the operation of our information technology systems, or those of our third-party vendors or service providers, or any other misappropriation of data, or breaches of security could lead to investigations and fines or penalties, litigation, increased costs for compliance and for remediation or rebuilding of our systems, and could have a material adverse effect on our business, financial condition, results of operations, and reputation. In addition, a cyber-security attack could provide a cyber-intruder with the ability to control or alter our pipeline operations. Such an act could result in critical pipeline failures.

The efficient execution of our businesses is dependent upon the proper design, implementation and functioning of its current and future internal systems, such as the information technology systems that support our underlying business processes. Any significant failure or malfunction of such information technology systems may result in disruptions of our operations. In addition, the effectiveness of our internal controls could be adversely affected if we encounter unforeseen problems with respect to the operation of our information technology systems.

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

Our ability to manage operational risk with respect to utility distribution and transmission and non-utility midstream assets, and the availability of natural gas delivered by interstate natural gas pipelines and midstream gathering assets is critical to our financial results.  We obtain our supply from local Marcellus and Utica Shale sources, as well as other trading points in the U.S.  If we experience physical capacity constraints on one or more of the interstate or intrastate natural gas pipelines that supply our businesses, we may not be able to supply our customers, which could have an adverse impact on our financial results.  Our businesses also face several risks, including the breakdown or failure of or damage to equipment or processes (especially due to severe weather or natural disasters), accidents and other factors, including as a result of overpressurization of or damage to natural gas pipelines.  Operation of our transmission and distribution systems or our midstream assets below our expectations may result in lost revenues or increased expenses, including higher maintenance costs, civil litigation and the risk of regulatory penalties.

Risks Relating to Our International Operations

Our international operations could be subject to increased risks, which may negatively affect our business results.

We operate LPG distribution and energy marketing businesses in Europe through our subsidiaries and we continue to explore the expansion of our international businesses. As a result, we face risks in conducting business abroad that we do not face domestically. Certain aspects inherent in transacting business internationally could negatively impact our operating results, including:

•costs and difficulties in staffing and managing international operations;
•potentially adverse tax consequences, including restrictions on repatriating earnings, the threat of “double taxation,” and potential increases to corporate income taxes (including the proposed OECD framework that aims to reform international taxation rules with the goal of ensuring that multinational corporations pay adequate taxes in the jurisdictions in which they operate and other similar proposals);
•fluctuations in currency exchange rates, particularly the euro, which can affect demand for our products, increase our costs and adversely affect our profitability and reported results;
•new or revised regulatory requirements, including European competition laws that may adversely affect the terms of contracts with customers, including with respect to exclusive supply rights, and stricter regulations applicable to the storage and handling of LPG;
•economic and political uncertainty relating to the United Kingdom’s withdrawal from the EU, commonly known as “Brexit,” which may result in, among other things, increased regulatory costs and challenges, greater volatility in the British pound sterling and euro, business disruptions and increased tariffs;
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

During Fiscal 2021, AmeriGas Propane purchased approximately 83% of its propane needs from 20 suppliers. If supplies from these sources were interrupted, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our earnings could be affected. Additionally, in certain geographic areas, a single supplier may provide more than 50% of AmeriGas Propane’s propane requirements. Disruptions in supply in these geographic areas could also have an adverse impact on our earnings. Our international businesses are similarly dependent upon their LPG suppliers. For example, during Fiscal 2021, UGI International’s business in the United Kingdom purchased approximately 87% of its LPG needs from two suppliers and, in Italy, approximately 52% of its supply was sourced from a single supplier. If supplies from UGI International’s principal LPG sources are interrupted, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and our earnings could be adversely affected. There is no assurance that our international businesses will be able to continue to acquire sufficient supplies of LPG to meet demand at prices or within time periods that would allow them to remain competitive.

Our ability to obtain sufficient quantities of LPG is dependent on transportation facilities and providers.

Spikes in demand caused by weather or other factors can limit our access to port terminals and other transportation and storage facilities, disrupt transportation and limit our ability to obtain sufficient quantities of LPG. A significant increase in port and similar fees and fuel prices may also adversely affect our transportation costs and business. Transportation providers (rail and truck) in some circumstances have limited ability to provide additional resources in times of peak demand. Moreover, the ability of our transportation providers to maintain a staff of qualified truck drivers is critical to the success of our business. Regulatory requirements and an improvement in the economy could reduce the number of eligible drivers or require us to pay higher transportation fees as our transportation providers seek to pass on additional labor costs associated with attracting and retaining drivers.

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
Depending on the terms of our contracts with suppliers as well as our use of financial instruments to reduce volatility in the cost of LPG and natural gas, changes in the market price of LPG and natural gas can create margin payment obligations for us and expose us to increased liquidity risk. In addition, increased demand for domestically produced LPG and natural gas overseas may, depending on production volumes in the U.S., result in higher domestic prices and expose us to additional liquidity risks.

Supplier and derivative counterparty defaults may have a negative effect on our operating results.

When we enter into fixed-price sales contracts with customers, we typically enter into fixed-price purchase contracts with suppliers. Depending on changes in the market prices of products compared to the prices secured in our contracts with suppliers of LPG, natural gas and electricity, a default of or force majeure by one or more of our suppliers under such contracts could cause us to purchase those commodities at higher prices from alternate suppliers, which would have a negative impact on our operating results.

Additionally, we economically hedge the market risk associated with a substantial portion of our supply purchases using certain derivative instruments. Such changes in market prices of the aforementioned commodities could result in material exposures or significant concentrations of balances with derivative counterparties. If certain counterparties were unable to meet the obligations set forth in these derivative contracts and we were unable to fully mitigate this exposure via collateral deposit requirements and master netting arrangements, such outcomes could also result in a negative effect on our operating results.

Our business is dependent on the global supply chain to ensure that equipment, materials and other resources are available to both expand and maintain services in a safe and reliable manner. Moreover, prices of equipment, materials and other resources have increased recently and may continue to increase in the future. Failure to secure equipment, materials and other resources on economically acceptable terms may adversely impact our financial condition and results of operations.

Current domestic and global supply chain issues are delaying the delivery, and in some cases resulting in shortages of, materials, equipment and other resources that are critical to our business operations. Failure to eliminate or manage the constraints in the supply chain may eventually impact the availability of items that are necessary to support normal operations as well as materials that are required for continued infrastructure growth, including the replacement of end-of-life assets.

Moreover, inflation has recently become an area of increasing economic concern, both domestically and internationally. Changes in the costs of providing our energy products and services, including price increases in equipment and materials as well as increases in labor costs, may negatively impact our financial condition and results of operations and/or result in corresponding price increases for the energy products and services we offer our customers.

Risks Relating to Government Regulation and Oversight

Regulators may not approve the rates we request and existing rates may be challenged, which may adversely affect our results of operations.

In our UGI Utilities segment (comprised of UGI Utilities, Inc. and Mountaineer Gas Company), our distribution operations are subject to regulation by the PAPUC, WVPSC and MDPSC, depending on the state in which the operations are located. These regulatory bodies, among other things, approve the rates that UGI Utilities may charge utility customers, thus impacting the returns that UGI Utilities may earn on the assets that are dedicated to its operations. We expect that UGI Utilities will periodically file requests with these regulatory bodies to increase base rates charged to customers in the respective states in which UGI Utilities operates. If UGI Utilities is required in a rate proceeding to reduce the rates it charges its utility customers, or is unable to obtain approval for timely rate increases from the appropriate regulatory body, particularly when necessary to cover increased costs, UGI Utilities’ revenue growth will be limited and earnings may decrease.

The enactment of proposed or future tax legislation, including the reversal of recently enacted tax legislation that is beneficial to us, may adversely impact our financial condition and results of operations.

On March 27, 2020, the U.S. enacted the CARES Act. Our financial statements for Fiscal 2021 reflect the realized benefits of the CARES Act. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Application of the CARES Act requires significant judgments to be made in the interpretation of the law and significant estimates in the calculation of the provision for income taxes. If our interpretation of the CARES Act differs significantly from the interpretation of governing bodies, or if future administrations choose to repeal or replace the provisions of the CARES Act, our financial condition and results of operations may be adversely impacted.

Additionally, the enactment of future tax legislation (such as the proposed OECD framework that aims to reform international taxation rules with the goal of ensuring that multinational corporations pay adequate taxes in the jurisdictions in which they operate and other similar proposals) could have a material impact on our financial condition and results of operations, including our worldwide income tax provision and accruals reflected in our financial statements. We are also monitoring several tax proposals set forth by the Biden Administration, Senate Finance Committee Chairman Ron Wyden, and the Ways and Means Committee of the U.S. House of Representatives. If enacted into law, these proposals would result in significant changes to U.S. tax laws, including, but not limited to, corporate tax rate increases, corporate minimum tax rates, interest expense deduction limitations, and changes to foreign income taxation. We will continue to evaluate the overall impact of current, future, and proposed regulations and interpretive guidance from tax authorities on our effective tax rate and consolidated balance sheets. We are unable to predict whether any such changes or other proposals will ultimately be enacted. Any future legislative changes could negatively impact our anticipated cash-flow and after-tax results of operations.

Our need to comply with, and respond to, industry-wide changes resulting from, comprehensive, complex, and sometimes unpredictable governmental regulations, including regulatory initiatives aimed at increasing competition within our industry, may increase our costs and limit our revenue growth, which may adversely affect our operating results.

While we generally refer to our UGI Utilities segment as our “regulated segment,” there are many governmental regulations that have an impact on all of our businesses. Currently, we are subject to extensive and changing international, federal, state, and local safety, health, transportation, tax, and environmental laws and regulations governing the marketing, storage, distribution, and transportation of our energy products. Moreover, existing statutes and regulations may be revised or reinterpreted and new laws and regulations may be adopted or become applicable to us that may affect our businesses in ways that we cannot predict.

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
Climate change continues to attract considerable public and scientific attention in the U.S. and in foreign countries. As a result, numerous proposals have been made and could continue to be made at the international, national, regional, state and local levels of government to monitor and limit GHG emissions and climate impact. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. Increased regulation of GHG emissions, or climate impact generally, could have significant additional adverse impacts on us, our suppliers, our vendors, and our customers. The following provides a brief overview of the material climate-related regulatory provisions that may impact our domestic and international businesses, respectively.

Domestic Regulatory Landscape

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

In March 2021, the Biden Administration announced a framework for the "Build Back Better" agenda. The proposed framework included policies to address climate change across the federal government through the tax code, an energy efficiency and clean energy standard, research and development, among other areas of focus. Relatedly, the U.S. House Energy and Commerce Committee released, and has been holding hearings on, the Climate Leadership and Environmental Action for our Nation's ("CLEAN") Future Act, which is expected to influence legislation furthering the "Build Back Better" agenda. The CLEAN Future Act proposes, among other things, a clean electricity standard that would require electricity suppliers to procure and retire clean energy credits offsetting, in aggregate, 80% of the energy sold by 2030 and 100% by 2035. It would establish an auction-based mechanism for these credits and award partial credits to certain types of carbon-emitting generation that have lower-than-average emissions rates.

"Build Back Better" has been on two tracks in Congress, with a bipartisan "core infrastructure” bill that has passed in the Senate and House of Representatives and was signed into law on November 15, 2021, which includes climate provisions focused on transportation and resiliency and an expected multi-trillion budget social spending bill that is being advanced under the reconciliation process to address additional priorities, including the climate impacts of energy production. A Clean Electricity Standard, or similar program, remains a goal of the Biden Administration, despite an unclear political path forward. The reconciliation bill may also include energy tax credits, which are expected to incentivize producers and purchasers of certain forms of energy, such as solar, wind, and nuclear, but not other forms of energy production. Although the social spending bill and Clean Electricity Standard proposals have not yet resulted in any new legislation being enacted or regulations promulgated, we are closely monitoring both legislative and executive agency action.

In April 2021, President Biden announced that the United States' Nationally Defined Contribution to the international Paris Climate Agreement will be an economy-wide reduction in GHG emissions of 50-52% by 2030, relative to 2005 levels. In advance of the November 2021 Conference of the Parties 26 meeting in Glasgow, Scotland, the Biden Administration released details on its strategy to achieve those targets as part of the "Build Back Better" agenda.

In addition to climate-related initiatives at the federal level, some states have adopted provisions designed to regulate GHG emissions for some industry sectors. Examples include (i) the California cap-and-trade program that requires certain covered entities, including propane companies, to purchase GHG emission allowances, and (ii) the Regional Northeast Gas Initiative, in which a number of states in the northeastern U.S. participate and have agreed to establish cap and trade programs to reduce power plant emissions.

International Regulatory Landscape

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

The adoption and implementation of any U.S. federal, state or local laws or regulations or foreign laws or regulations imposing obligations on, or limiting GHG emissions from, our equipment and operations could require us to incur significant costs to reduce GHG emissions associated with our operations or could adversely affect demand for our energy products. The potential increase in our operating costs could include new costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our GHG emissions, pay taxes related to our GHG emissions, administer and manage a GHG emissions reduction program, and adversely impact the value of certain assets. We may not be able to pass on resulting increases in costs to customers. In addition, changes in regulatory policies that result in a reduction in the demand for hydrocarbon products and carbon-emitting fuel sources that are deemed to contribute to climate change, or restrict the use of such products or fuel sources, may reduce volumes available to us for processing, transportation, marketing and storage and cause potential increases in costs or production disruptions. These developments could have a material adverse effect on our results of operations, financial results, valuation and useful life of assets, and cash flows.

Changes in data privacy and data protection laws and regulations, particularly in Europe and California, or any failure to comply with such laws and regulations, could adversely affect our business and financial results.

There has been increased public attention regarding the use of personal information and data transfers, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer and personal privacy. The laws in these areas continue to develop and the changing nature of data protection, information security and privacy laws in the U.S., the EU and elsewhere could impact our processing of the personal information of our employees, vendors and customers, which could lead to increased operating costs. The EU adopted the GDPR, which became effective in May 2018 and expanded EU data protections, in certain circumstances, to companies outside of the EU processing data of EU residents, regardless of whether the processing occurs in the EU. Similarly, the State of California legislature passed the California Consumer Privacy Act of 2018 (the “CCPA”), effective January 1, 2020, which grants certain rights to California residents with respect to their personal information, and the California electorate recently approved Proposition 24, the California Privacy Rights Act (the “CPRA”), which will expand the CCPA effective January 1, 2023 and grant additional rights to California residents as well as create a new state privacy regulator. We expect that there will continue to be new laws, regulations and industry standards concerning data privacy and data protection in the U.S., the EU and other jurisdictions, and we cannot yet determine the impact such laws, regulations, interpretations and standards may have on our business.

The GDPR requires companies to satisfy extensive requirements regarding the handling of personal information, including its use, protection and the ability of persons whose data is processed to exercise a number of rights with respect to their personal information, such as correcting or requiring deletion of data about themselves. Supervisory authorities from different EU member states may interpret and apply the GDPR somewhat differently, and the GDPR also permits EU member states to create supplemental national laws, which increases the complexity of compliance. Failure to comply with GDPR requirements could result in penalties of up to €20 million or 4% of worldwide revenue, whichever is greater, for a serious breach. Additionally, in July 2020, the Court of Justice of the European Union (the “CJEU”), the EU’s highest court, issued a landmark ruling in which it invalidated the U.S. – EU Privacy Shield framework for transferring the personal data of EU residents to the United States and suggested that the parties to data transfers can only rely on standard contractual clauses as a valid data transfer mechanism on a case-by-case basis. This ruling, and subsequent commentary on it from local European data protection authorities, have raised questions about the continuing viability of existing legal tools to support data transfers to the U.S., and additional regulatory guidance is likely to be forthcoming. Finally, The United Kingdom’s decision to leave the EU, often referred to as “Brexit,” has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, while the European Commission has issued adequacy decisions that have the effect of authorizing data transfers between the United Kingdom and the European Economic Area, it is unclear how data transfers between the United Kingdom and the rest of the world will be regulated now that the United Kingdom has left the EU.

The CCPA requires companies to make new extensive disclosures to consumers about such companies’ data collection, use, and sharing practices and inform consumers of their personal information rights (such as deletion rights), allows consumers to opt out of data sales to third parties, and provides a new cause of action for data breaches. The CPRA will add more disclosure obligations (including an obligation to disclose retention periods or criteria for categories of personal information), grant consumers additional rights (including rights to correct their data, limit the use and disclosure of sensitive personal information, and opt out of the sharing of personal information for certain targeted behavioral advertising purposes), and impose a requirement that a covered business’ use, retention and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing. The CPRA also creates a new California Privacy Protection Agency (CPPA) to serve as California’s chief privacy regulator, which will likely result in greater regulatory activity and enforcement in the privacy area.

Comprehensive privacy laws with some similarities to the CCPA and CPRA have been proposed or passed at the U.S. federal and state levels, including the Virginia Consumer Data Protection Act, which will take effect on January 1, 2023, and the Colorado Privacy Act, which will take effect on July 1, 2023. The State of Nevada also recently amended its online privacy law to allow consumers to submit requests to prevent websites and online service providers from selling personal information that is collected through a website or online service. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data as well as requiring disclosures about these practices.

While we have invested significant time and resources in our GDPR compliance program, emerging and changing data privacy and data protection requirements, including CCPA, CPRA, and Virginia’s and Colorado’s new privacy laws, and any new considerations and requirements that emerge from the CJEU’s ruling, may cause us to incur additional substantial costs or require us to change our business practices. Any failure or perceived failure to comply may result in proceedings or actions against us by government entities or individuals. Moreover, any inquiries or investigations, any other government actions, or any actions by individuals, may be costly to comply with, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines, demands or orders that we modify or cease existing business practices.
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

General Risks that May Impact Our Business and Our Shareholders

The COVID-19 pandemic and the spread of variant strains could adversely impact our business, financial condition and results of operations.

The COVID-19 pandemic, including the spread of variant strains, has resulted in widespread impacts on the global economy and on our employees, customers, third-party business partners and other stakeholders. There is considerable uncertainty regarding the extent to which COVID-19 and variant strains will continue to spread and the extent and duration of domestic and global measures designed to contain the spread, including travel bans and restrictions, quarantines, shelter-in-place orders, vaccination mandates and business and government shutdowns. These restrictions may, among other things:

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
•result in temporary or permanent shortages in our workforce;
•result in impairment relating to certain current and long-lived assets;
•delay the timeliness of our ability to source goods; and
•limit or curtail significantly or entirely the ability of public utility commissions to approve or authorize applications and other requests we may make with respect to our regulated businesses.

Additionally, while we have modified or restricted certain business and workforce practices (including employee travel, presence at employee work locations, and physical participation in meetings, events, and conferences) to protect the health and safety of our workforce, and to conform to government orders, as well as regulatory and public health authority guidance, we depend on our workforce to operate our facilities, deliver our products and provide services to customers. If a large portion of our operational workforce were to contract COVID-19 simultaneously, we would rely upon our business continuity plans in an effort to continue operations, but there is no certainty that such measures would be sufficient to mitigate the adverse impact to our operations.

We are also monitoring announcements by the Biden Administration requiring that: (i) certain employees working on or in connection with covered federal government contracts or subcontracts become fully vaccinated against COVID-19, with limited exceptions; and (ii) employers with workforces of more than 100 employees require their employees to either become fully vaccinated for COVID-19 or be subjected to weekly testing. The deadlines for these requirements remain fluid; however, both are currently expected to be effective in January 2022. Failure to comply with these requirements may result in monetary penalties to the employer for each violation. While we are still assessing the potential impact of the foregoing, including monitoring legal challenges to the rules, we may incur monetary costs and/or experience a reduction in our workforce, which may adversely impact our operational continuity, financial condition and/or results of operations.

Finally, if we seek to raise additional capital, our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the financing and equity markets, the availability of sufficient amounts of financing, our prospects and our credit ratings. Our total available liquidity balance as of September 30, 2021 totaled approximately $2.2 billion. Nonetheless, if our credit ratings were to be downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any future debt financing could be further negatively impacted. In addition, the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or conflict with covenant restrictions then in effect. As a result, there is no guarantee that financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations.

The degree to which COVID-19 and variant strains may impact our business operations, financial condition, liquidity and results of operations is unknown at this time and will depend on future developments, including the continued spread of the virus and its variants, the severity of the disease, the duration of the pandemic, actions prescribed or ordered by governmental authorities, public health authority guidance, and when and to what extent economic and operating conditions can return to pre-pandemic levels.

We may not be able to collect on the accounts of our customers.

We depend on the viability of our customers for collections of accounts receivable and notes receivable. Moreover, our businesses serve numerous retail customers, and as we grow our businesses organically and through acquisitions, our retail customer base is expected to expand. There can be no assurance that our customers will not experience financial difficulties in the future or that we will be able to collect all of our outstanding accounts receivable or notes receivable. Any such nonpayment by our customers could adversely affect our business.

We are subject to operating and litigation risks that may not be covered by insurance.

Our business operations are subject to all of the operating hazards and risks normally incidental to the handling, storage and distribution of combustible products, such as LPG and natural gas, and the generation of electricity. These risks could result in substantial losses due to personal injury and/or loss of life, and severe damage to and destruction of property and equipment arising from explosions and other catastrophic events, including acts of terrorism. As a result of these and other incidents, we are sometimes a defendant in legal proceedings and litigation arising in the ordinary course of business, including regulatory investigations, claims, lawsuits and other proceedings. Additionally, environmental contamination or other incidents resulting in an environmental impact could result in future legal or regulatory proceedings. There can be no assurance that our insurance coverage will be adequate to protect us from all material expenses related to pending and future claims or that such levels of insurance would be available in the future at economical prices. Moreover, defense and settlement costs may be substantial, even with respect to claims and investigations that have no merit. If we cannot resolve these matters favorably, our business, financial condition, results of operations and future prospects may be materially adversely affected.

The risk of natural disasters, pandemics and catastrophic events, including terrorism, may adversely affect the economy and the price and availability of LPG, other refined fuels and natural gas.

Natural disasters, pandemics and catastrophic events, such as fires, earthquakes, explosions, floods, tornadoes, hurricanes, terrorist attacks, political unrest and other similar occurrences, may adversely impact the demand for, price and availability of LPG (including propane), other refined fuels and natural gas, which could adversely impact our financial condition and results of operations, our ability to raise capital and our future growth. The impact that the foregoing may have on our industries in general, and on us in particular, is not known at this time. A natural disaster, pandemic or an act of terror could result in disruptions of crude oil or natural gas supplies and markets (the sources of LPG), cause price volatility in the cost of LPG, fuel oil and natural gas, and our infrastructure facilities could be directly or indirectly impacted. Additionally, if our means of supply transportation, such as rail, truck or pipeline, are delayed or temporarily unavailable due to a natural disaster, pandemic or terrorist activity, we may be unable to transport LPG and other refined fuels in a timely manner or at all. A lower level of economic activity could result in a decline in energy consumption, which could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of a natural disaster, pandemic or terrorism could also affect our ability to raise capital. We have opted to purchase insurance coverage for natural disasters and terrorist acts within our property and casualty insurance programs, but we can give no assurance that our insurance coverage would be adequate to fully compensate us for any losses to our business or property resulting from natural disasters or terrorist acts.

Our holding company structure could limit our ability to pay dividends or service debt.

We are a holding company whose material assets are the stock of our subsidiaries. Our ability to pay dividends on our common stock and to pay principal and accrued interest on our debt, if any, depends on the payment of dividends to us by our principal subsidiaries, AmeriGas, Inc., UGI Utilities, Inc., Mountaintop Energy Holdings, LLC and Enterprises (including Energy Services and UGI International’s subsidiaries in Europe, which may be subject to complexities regarding the repatriation of funds to the U.S.). Payments to us by those subsidiaries, in turn, depend upon their consolidated results of operations and cash flows. The operations of our subsidiaries are affected by conditions beyond our control, including weather, regulations, competition in national and international markets we serve, the costs and availability of propane, butane, natural gas, electricity, and other energy sources and capital market conditions. The ability of our subsidiaries to make payments to us is also affected by the level of indebtedness of our subsidiaries, which is substantial, and the restrictions on payments to us imposed under the terms of such indebtedness.

Volatility in credit and capital markets may restrict our ability to grow, increase the likelihood of defaults by our customers and counterparties and adversely affect our operating results.

Volatility in credit and capital markets may create additional risks to our businesses in the future. We are exposed to financial market risk (including refinancing risk) resulting from, among other things, changes in interest rates and conditions in the credit and capital markets. Adverse developments in the credit markets may increase our possible exposure to the liquidity, default and credit risks of our suppliers and vendors, counterparties associated with derivative financial instruments and our customers. Although we believe that current financial market conditions, if they were to continue for the foreseeable future, will not have a significant impact on our ability to fund our existing operations, less favorable market conditions could restrict our ability to grow through acquisitions, limit the scope of major capital projects if access to credit and capital markets is limited, or adversely affect our operating results.

We depend on our intellectual property and failure to protect that intellectual property could adversely affect us.

We seek trademark protection for our brands in each of our businesses, and we invest significant resources in developing our business brands. Failure to maintain our trademarks and brands could adversely affect our customer-facing businesses and our operational results.

Declines in the stock market and a low interest rate environment may negatively impact our pension liability.

Declines in the stock market and a low interest rate environment historically have resulted in a significant impact on our pension liability and funded status. Declines in the stock or bond market and valuation of stocks or bonds, combined with low interest rates, could further impact our pension liability and funded status and increase the amount of required contributions to our pension plans.

Unless we otherwise consent in writing, our Amended and Restated Bylaws designate a state court located in Montgomery County, Pennsylvania or, if no state court located within such county has jurisdiction over such action or proceeding, the federal United States District Court for the Eastern District of Pennsylvania, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could discourage lawsuits against us and our directors and officers.

Our Amended and Restated Bylaws provide that, unless we otherwise consent in writing, a state court located in Montgomery County, Pennsylvania or, if no state court located within such county has jurisdiction over such action or proceeding, the federal United States District Court for the Eastern District of Pennsylvania, as the sole and exclusive forum for: (a) any derivative action or proceeding brought on behalf of us; (b) any action or proceeding asserting a claim of breach of duty owed to us or our shareholders by any director, officer, or other employee of ours; (c) any action or proceeding asserting a claim against us or against any of our directors, officers or other employees arising pursuant to, or involving any interpretation or enforcement of, any provision of the Pennsylvania Associations Code, Pennsylvania Business Corporation Law of 1988, or our Amended and Restated Articles of Incorporation or Amended and Restated Bylaws; and (d) any action or proceeding asserting a claim peculiar to the relationship between or among us and our officers, directors, and shareholders, or otherwise governed by or involving the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act or the Securities Act.

This exclusive forum provision may limit the ability of our shareholders to bring a claim in a judicial forum that such shareholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors and officers. Alternatively, if a court outside of Pennsylvania were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, results of operations and financial condition.

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

PART II:

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

Our Common Stock is traded on the New York Stock Exchange under the symbol “UGI.” On November 12, 2021, we had 6,569 holders of record of Common Stock.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its Common Stock during the quarter ended September 30, 2021. As of September 30, 2021, the Company had 5.85 million shares of Common Stock available for repurchase under an extension of a previous share repurchase program announced by the Company on January 25, 2018. The Board of Directors authorized the repurchase of up to 8 million shares of Common Stock over a four-year period expiring January 2022.

Recent Sale of Unregistered Securities

The Company did not sell any unregistered securities during Fiscal 2021.

Performance Graph

The following graph compares the cumulative total shareholder return (stock price appreciation and the reinvestment of dividends) on an investment of $100 in UGI Common Stock, the S&P 500 Index, and the S&P 500 Utilities Index over the five years from September 30, 2016, through September 30, 2021.

ITEM 6.SELECTED FINANCIAL DATA
Intentionally omitted.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MD&A discusses our results of operations for Fiscal 2021 and Fiscal 2020, and our financial condition. For discussion of our results of operations and cash flows for Fiscal 2020 compared with Fiscal 2019, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2020 Annual Report on Form 10-K, filed with the SEC on November 20, 2020. MD&A should be read in conjunction with Items 1 and 2, “Business and Properties,” Item 1A, “Risk Factors,” and the Consolidated Financial Statements in Item 8 below including “Segment Information” included in Note 23 to Consolidated Financial Statements.
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

Executive Overview
Recent Developments
Acquisition of Mountaineer Gas Company
On September 1, 2021, UGI acquired Mountaineer, the largest natural gas distribution company in West Virginia for a purchase price of $540 million, which includes the assumption of approximately $140 million principal amounts of long-term debt. Mountaineer serves nearly 214,000 customers across 50 of the state’s 55 counties. Mountaineer is subject to regulation by the WVPSC. The Mountaineer Acquisition was funded with cash proceeds from the 2021 UGI Corporation Senior Credit Facility and the issuance of Equity Units and cash on hand. The Mountaineer business is included in the UGI Utilities segment as of the acquisition date. For additional information on the Mountaineer Acquisition and the associated financings, see Notes 5, 6 and 13 to the consolidated financial statements.
COVID-19 Pandemic
In March 2020, the WHO declared a global pandemic attributable to the outbreak and continued spread of COVID-19 that has had a significant impact throughout the global economy. In connection with the mitigation and containment procedures recommended by the WHO, the CDC, and as imposed by federal, state, and local governmental authorities, including shelter-in-place orders, quarantines and similar restrictions, we implemented a variety of procedures to protect our employees, third-party business partners, and customers worldwide. Although our results continue to be impacted by COVID-19, we continue to provide essential products and services to our global customers in a safe and reliable manner and will continue to do so in compliance with mandated restrictions presented by each of the markets we serve. We continue to evaluate and react to the potential effects of a prolonged disruption and the continued impact on our results of operations. These items may include, but are not limited to: the financial condition of our customers; decreased availability and demand for our products and services; realization of accounts receivable; impairment considerations related to certain current assets, long-lived assets and goodwill; delays related to current and future projects; and the effects of government stimulus efforts including tax legislation (see “Interest Expense and Income Taxes” below and Note 7 to the consolidated financial statements) in response to COVID-19.
We cannot predict the duration or total magnitude of the pandemic and the total effects on our business, financial position, results of operations, liquidity or cash flows at this time, but we remain focused on managing our financial condition and liquidity throughout this global crisis.
Strategic Initiatives

Business Transformation Initiatives

Corporate Services. Beginning in Fiscal 2020, we initiated a transformation project focused on our support functions including: finance, procurement, human resources, and information technology. This initiative will standardize processes and activities across our global platform, while leveraging the use of best practices and efficiencies between our businesses. While this initiative is being coordinated across multiple support functions, each area is at a different stage of transformation and will undergo the required changes over a two to three year period. In connection with these activities, we expect to incur approximately $40 million of non-recurring costs during that time resulting in more than $15 million of ongoing annualized savings by the end of Fiscal 2023.

AmeriGas Propane: At AmeriGas Propane, we began executing on business transformation initiatives during Fiscal 2019 focused on efficiency and effectiveness in the following key areas: customer digital experience; customer relationship management; operating process redesign and specialization; distribution and routing optimization; sales and marketing effectiveness; purchasing and general and administrative efficiencies; and supply and logistics. These transformation activities are substantially complete and are expected to provide total annual benefits of more than $150 million by the end of Fiscal 2022. These benefits will allow us to continue to improve profitability and cash flow through operational efficiencies and expense reductions and enable increased investment into base business customer retention and growth initiatives, including the reduction of margins in select segments of our base business. The total cost of executing on these initiatives, including approximately $110 million of related capital expenditures, will amount to approximately $220 million.

UGI International. At our UGI International LPG business, we launched an initiative in Fiscal 2019 and embarked on a process of identifying operational synergies across all 17 countries in which we currently do business. The goal of this initiative (Project Alliance) was to focus attention on enhanced customer service and safe and efficient operations through the establishment of two centers of excellence. One center focuses on commercial excellence to identify and execute projects that improve the customer’s experience. The second center focuses on operational excellence across our distribution network and our filling centers. These business activities are substantially complete and are expected to generate over €30 million of annual benefits by the end of Fiscal 2022. The total cumulative cost of executing these Project Alliance initiatives, including approximately €10 million related to IT capital expenditures, will amount to approximately €55 million.

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
UGI does not designate its commodity and certain foreign currency derivative instruments as hedges under GAAP. Volatility in net income attributable to UGI Corporation can occur as a result of gains and losses on such derivative instruments not associated with current-period transactions. These gains and losses result principally from recording changes in unrealized gains and losses on unsettled commodity and certain foreign currency derivative instruments and, to a much lesser extent, certain realized gains and losses on settled commodity derivative instruments that are not associated with current-period transactions. However, because these derivative instruments economically hedge anticipated future purchases or sales of energy commodities, or in the case of certain foreign currency derivatives, reduce volatility in anticipated future earnings associated with our foreign operations, we expect that such gains or losses will be largely offset by gains or losses on anticipated future energy commodity transactions or mitigate volatility in anticipated future earnings. Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for, the comparable GAAP measures.
The following tables reflect the adjustments referred to above and reconcile net income attributable to UGI Corporation, the most directly comparable GAAP measure, to adjusted net income attributable to UGI Corporation, and reconcile diluted earnings per share, the most comparable GAAP measure, to adjusted diluted earnings per share:

	Year Ended September 30,
(Millions of dollars, except per share amounts)	2021	2020
Adjusted net income attributable to UGI Corporation:
AmeriGas Propane	$168	$156
UGI International	221	173
Midstream & Marketing	107	92
UGI Utilities	144	136
Corporate & Other (a)	827	(25)
Net income attributable to UGI Corporation	1,467	532
Net gains on commodity derivative instruments not associated with current-period transactions (net of tax of $389 and $35, respectively)	(1,001)	(82)
Unrealized (gains) losses on foreign currency derivative instruments (net of tax of $2 and $(10), respectively)	(6)	26
Acquisition and integration expenses associated with the CMG Acquisition (net of tax of $0 and $(1), respectively)	—	1
Business transformation expenses (net of tax of $(27) and $(17), respectively)	74	45
Loss on disposals of Conemaugh and HVAC (net of tax of $0 and $(15), respectively)	—	39
Acquisition and integration expenses associated with the Mountaineer Acquisition (net of tax of $(4) and $0, respectively)	10	—
Impairment of customer relationship intangible (net of tax of $(5) and $0, respectively)	15	—
Impairment of investment in PennEast (net of tax of $0 and $0, respectively)	93	—
Impact of change in Italian tax law	(23)	—
Total adjustments (a) (b)	(838)	29
Adjusted net income attributable to UGI Corporation	$629	$561

Adjusted diluted earnings per share:
AmeriGas Propane	$0.79	$0.74
UGI International	1.04	0.82
Midstream & Marketing	0.51	0.44
UGI Utilities	0.68	0.65
Corporate & Other (a)	3.90	(0.11)
Earnings per share - diluted	6.92	2.54
Net gains on commodity derivative instruments not associated with current-period transactions	(4.72)	(0.39)
Unrealized (gains) losses on foreign currency derivative instruments	(0.03)	0.12
Acquisition and integration expenses associated with the CMG Acquisition	—	0.01
Business transformation expenses	0.35	0.21
Loss on disposals of Conemaugh and HVAC	—	0.18
Acquisition and integration expenses associated with the Mountaineer Acquisition	0.04	—
Impairment of customer relationship intangible	0.07	—
Impairment of investment in PennEast	0.44	—
Impact of change in Italian tax law	(0.11)	—
Total adjustments (a)	(3.96)	0.13
Adjusted diluted earnings per share	$2.96	$2.67

(a)Corporate & Other includes certain adjustments made to our reporting segments in arriving at net income attributable to UGI Corporation. These adjustments have been excluded from the segment results to align with the measure used by our CODM in assessing segment performance and allocating resources. See Note 23 to Consolidated Financial Statements for additional information related to these adjustments, as well as other items included within Corporate & Other.
(b)Income taxes associated with pre-tax adjustments determined using statutory business unit tax rates.

Fiscal 2021 Compared with Fiscal 2020

Discussion. Net income attributable to UGI Corporation was $1,467 million for Fiscal 2021 (equal to $6.92 per diluted share) compared to $532 million for Fiscal 2020 (equal to $2.54 per diluted share). Net income attributable to UGI Corporation in Fiscal 2021 reflects a $951 million year-over-year increase in net unrealized gains on commodity derivative instruments and certain foreign currency derivative instruments. This increase is primarily attributable to the significant rise in commodity prices during Fiscal 2021, and has contributed to the accumulation of substantial derivative assets related to the Company’s commodity derivative instruments at September 30, 2021. Fiscal 2021 net income attributable to UGI Corporation also reflects higher business transformation expenses, impairments of investments and long-lived assets, and acquisition and integration expenses compared to the prior year, as well as a $23 million tax benefit related to an election made in connection with a tax law change in Italy. Fiscal 2020 net income attributable to UGI Corporation includes a $39 million loss on assets that were disposed of in September 2020.

Adjusted net income attributable to UGI Corporation for Fiscal 2021 was $629 million (equal to $2.96 per diluted share) compared to adjusted net income attributable to UGI Corporation for Fiscal 2020 of $561 million (equal to $2.67 per diluted share). The increase in adjusted net income attributable to UGI Corporation during Fiscal 2021 reflects higher earnings contributions from each of our four business segments including improved margin at UGI International which benefited from colder weather compared to the prior year and the translation effects of stronger foreign currencies. Higher average LPG unit margins including the continued effects of margin management efforts, the increase in base rates at UGI Utilities, Inc. in Fiscal 2021, and the effects of acquisitions and assets placed into service since the fourth quarter of Fiscal 2020 also contributed to the improvement. These positive impacts were partially offset by higher depreciation and amortization expense and a lower benefit under the CARES Act compared to the prior year.
AmeriGas Propane’s adjusted net income attributable to UGI Corporation increased $12 million during Fiscal 2021. This increase principally reflects lower operating and administrative expenses, including partial benefits related to the execution of transformation initiatives, higher other income attributable to customer fees and gains on the early settlement of certain commodity derivative instruments during Fiscal 2021, and lower interest and depreciation and amortization expense compared to the prior year. These positive factors were partially offset by lower retail propane margin primarily attributable to lower volumes.
UGI International’s adjusted net income attributable to UGI Corporation increased $48 million during Fiscal 2021 principally reflecting increased LPG volumes which benefited from colder weather compared to Fiscal 2020, higher average LPG unit margins including effective margin management efforts, and the translation effects of stronger foreign currencies. These positive factors were partially offset by higher operating and administrative expenses reflecting increased maintenance and distribution costs attributable to the stronger LPG volumes compared to Fiscal 2020, as well as the previously mentioned effects of stronger foreign currencies.
Midstream & Marketing adjusted net income in Fiscal 2021 was $15 million higher than the prior year. This increase principally reflects incremental margin from capacity management and renewable energy marketing activities, and lower operating and administrative expenses largely related to the impact of divested assets.
UGI Utilities Fiscal 2021 adjusted net income increased $8 million compared to the prior year. This increase reflects higher natural gas margin largely attributable to the increase in base rates that went into effect in Fiscal 2021 and higher margin from large delivery service customers, and an increase in Electric Utility margin resulting from higher volumes compared to the prior year. These improvements were partially offset by higher operating and administrative expenses attributable to the effects of the Mountaineer Acquisition and increased depreciation expense related to continued capital expenditure activity.

AmeriGas Propane	2021	2020	Increase (Decrease)
(Dollars in millions)
Revenues	$2,614	$2,381	$233	10%
Total margin (a)	$1,397	$1,421	$(24)	(2)%
Operating and administrative expenses	$869	$890	$(21)	(2)%
Operating income / earnings before interest expense and income taxes	$385	$373	$12	3%
Retail gallons sold (millions)	968	987	(19)	(2)%
Degree days – % warmer than normal (b)	(2.8)%	(0.7)%	—	—
(a)Total margin represents revenues less cost of sales.
(b)Beginning in Fiscal 2021, deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for 344 regions in the United States, excluding Alaska and Hawaii. Prior-period amounts have been restated to conform to the current-period presentation.

Average temperatures during Fiscal 2021 were 2.8% warmer than normal and 2.2% warmer than the prior year. Total retail gallons sold decreased during Fiscal 2021 principally reflecting structural conservation and other residual volume loss and the greater impact of COVID-19 on commercial volumes compared to Fiscal 2020. These decreases were partially offset by higher resale and motor fuel volumes during Fiscal 2021.

Total revenues increased $233 million during Fiscal 2021 largely reflecting higher average propane selling prices ($255 million) and increased wholesale volumes ($26 million) partially offset by the lower retail propane volumes ($39 million) compared to Fiscal 2020. Average daily wholesale propane commodity prices during Fiscal 2021 at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 97% higher than such prices during Fiscal 2020. Total cost of sales increased $257 million during Fiscal 2021 largely attributable to the higher average propane product costs ($245 million) and higher wholesale propane volumes ($24 million), partially offset by the lower retail propane volumes ($16 million).

AmeriGas Propane total margin decreased $24 million in Fiscal 2021 largely attributable to the lower retail propane volumes ($24 million) and decreased non-propane margin ($13 million) principally reflecting lower fees and services partially offset by increased cylinder sales. These decreases were partially offset by higher average propane margin ($10 million) resulting from the rising propane cost environment and effective margin management efforts.

Operating income and earnings before interest expense and income taxes increased $12 million during Fiscal 2021 reflecting lower operating and administrative expenses ($21 million) compared to Fiscal 2020, higher other income ($10 million) attributable to customer fees and gains on the early settlement of certain commodity derivative instruments during Fiscal 2021, and lower depreciation and amortization expense ($5 million). These positive impacts were largely offset by the previously mentioned decrease in total margin ($24 million). The decrease in operating and administrative expenses in Fiscal 2021 reflects, among other things, lower employee compensation and benefits-related costs ($26 million), decreased equipment operating and maintenance expenses ($7 million), and lower general insurance costs ($4 million) compared to Fiscal 2020. These decreases were partially offset by increased advertising expenses ($7 million) and higher vehicle lease expense ($4 million) compared to Fiscal 2020. The lower operating and administrative expenses reflect the partial benefits related to the previously mentioned ongoing business transformation initiatives.

UGI International	2021	2020	Increase
(Dollars in millions)
Revenues	$2,651	$2,127	$524	25%
Total margin (a)	$1,053	$908	$145	16%
Operating and administrative expenses	$622	$545	$77	14%
Operating income	$314	$241	$73	30%
Earnings before interest expense and income taxes	$317	$259	$58	22%
LPG retail gallons sold (millions)	792	757	35	5%
Degree days - % colder (warmer) than normal (b)	0.4%	(12.7)%	—	—
(a)Total margin represents total revenues less total cost of sales and in Fiscal 2020, LPG cylinder filling costs of $28 million. For financial statement purposes, LPG cylinder filling costs in Fiscal 2020 are included in “Operating and administrative expenses” on the 2020 Consolidated Statement of Income (but are excluded from operating and administrative expenses presented above). LPG cylinder filling costs are included in “Cost of sales” on the 2021 Consolidated Statement of Income.
(b)Beginning in Fiscal 2021, deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data at locations in our UGI International service territories. Prior-period amounts have been restated to conform to the current-period presentation.

Average temperatures during Fiscal 2021 were slightly colder than normal and 14.1% colder than Fiscal 2020. Total LPG retail gallons sold during Fiscal 2021 increased 5% compared to Fiscal 2020 largely attributable to higher bulk volumes reflecting the effects of the colder weather on heating-related bulk sales. These volume improvements also reflect small acquisitions in Switzerland and Finland and the recovery of certain volume decreases attributable to COVID-19 during Fiscal 2021, and were partially offset by the termination of a high-volume, low-margin autogas contract in Italy during Fiscal 2020. Average wholesale prices for propane and butane during Fiscal 2021 in northwest Europe were approximately 52% and 33% higher, respectively, compared to Fiscal 2020.

UGI International base-currency results are translated into U.S. dollars based upon exchange rates experienced during the reporting periods. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During Fiscal 2021 and Fiscal 2020, the average unweighted euro-to-dollar translation rates were approximately $1.20 and $1.12, respectively, and the average unweighted British pound sterling-to-dollar translation rates were approximately $1.37 and $1.28, respectively. Fluctuations in these foreign currency exchange rates can have a significant impact on the individual financial statement components discussed below. The net effect of changes in foreign currency exchange rates on UGI International’s earnings before interest expense and income taxes resulted in a net benefit of $26 million in Fiscal 2021. However, the impact of these changes is mitigated by the effects of forward foreign currency exchange contracts entered into over a multi-year period intended to substantially offset this volatility. These forward foreign currency exchange contracts resulted in realized net gains of $1 million and $15 million, respectively, in Fiscal 2021 and Fiscal 2020.

UGI International revenues and cost of sales increased $524 million and $379 million, respectively, during Fiscal 2021. The increase in revenues and cost of sales principally reflects the translation effects of stronger foreign currencies (approximately $174 million and $102 million, respectively), the effects of higher average butane and propane selling prices and product costs compared to Fiscal 2020, and the previously mentioned increase in bulk volumes. Energy marketing activities also contributed to the increased revenues and cost of sales during Fiscal 2021 largely related to higher natural gas volumes and prices.

UGI International total margin increased $145 million during Fiscal 2021 reflecting the translation effects of stronger foreign currencies (approximately $72 million), the previously mentioned increase in total LPG volumes, lower costs associated with energy conservation certificates, and higher average LPG unit margins including the continued effects of margin management efforts. These margin improvements include the impact of LPG assets acquired in Fiscal 2021 and higher margin from energy marketing activities principally reflecting increased natural gas volumes.

UGI International operating income and earnings before interest expense and income taxes increased $73 million and $58 million, respectively, during Fiscal 2021. The increase in operating income principally reflects the increase in total margin partially offset by higher operating and administrative expenses ($77 million) which was largely attributable to the effects of stronger foreign currencies ($38 million) compared to Fiscal 2020. The increase in operating and administrative expenses also reflects higher maintenance, distribution and employee compensation costs attributable to the increased volumes. The increase in earnings before interest expense and income taxes in Fiscal 2021 largely reflects the increase in operating income partially offset by lower realized gains on foreign currency exchange contracts entered into in order to reduce volatility in UGI International earnings resulting from the effects of changes in foreign currency exchange rates ($14 million).

Midstream & Marketing	2021	2020	Increase (Decrease)
(Dollars in millions)
Revenues	$1,406	$1,247	$159	13%
Total margin (a)	$373	$355	$18	5%
Operating and administrative expenses	$129	$140	$(11)	(8)%
Operating income	$160	$140	$20	14%
Earnings before interest expense and income taxes	$190	$168	$22	13%
(a)Total margin represents total revenues less total cost of sales.

Average temperatures across Midstream & Marketing’s energy marketing territory during Fiscal 2021 were 6.9% warmer than normal and 2.6% warmer than the prior year. Midstream & Marketing’s prior year results include contributions from operating activities attributable to its HVAC business and ownership interest in Conemaugh, both of which were sold in September 2020. Losses associated with the disposal of these assets are reflected in “Corporate & Other” (see “Non-GAAP Financial Measures” above).

Midstream & Marketing’s revenues increased $159 million compared to the prior year principally reflecting increased revenues from natural gas ($144 million) and renewable energy ($27 million) marketing activities and higher capacity management revenues ($24 million) which were impacted by the timing of certain mark-to-market contract settlements. Higher revenues associated with electricity marketing ($8 million) and natural gas gathering activities ($6 million) also contributed to the increase. These factors were partially offset by the absence of revenues attributable to its former HVAC business and ownership interest in Conemaugh ($59 million). Midstream & Marketing cost of sales was $1,033 million in Fiscal 2021 compared to $892 million in Fiscal 2020. The $141 million increase principally reflects higher cost of sales related to natural gas ($138 million), renewable energy ($20 million), and electricity ($7 million) marketing activities, partially offset by the absence of costs attributable to HVAC and Conemaugh ($30 million). The increases in both natural gas revenues and cost of sales during Fiscal 2021 are largely attributable to higher average natural gas prices compared to the prior year partially offset by lower volumes attributable to weather that was warmer than the prior year.

Midstream & Marketing total margin increased $18 million in Fiscal 2021 reflecting improved capacity management margin ($24 million), higher margin from renewable energy ($7 million) and natural gas ($5 million) marketing activities, and higher margin from natural gas gathering activities ($6 million). These margin improvements include the impact of acquisitions and new assets placed into service since the fourth quarter of Fiscal 2020, and were partially offset by the absence of margins attributable to HVAC and Conemaugh ($29 million).

Midstream & Marketing operating income and earnings before interest expense and income taxes during Fiscal 2021 increased $20 million and $22 million, respectively, compared to the prior year. The increase in operating income principally reflects the increase in total margin and lower operating and administrative expenses compared to the prior year, partially offset by an adjustment to the contingent consideration related to the GHI acquisition ($9 million). The decrease in operating and administrative expenses was largely related to the absence of the previously mentioned divested assets partially offset by an increase in employee and benefits-related costs and increases related to new assets placed into service. The increase in earnings before interest expense and income taxes reflects the improvement in operating income and incremental equity method earnings related to the investment in Pine Run.

UGI Utilities	2021	2020	Increase
(Dollars in millions)
Revenues	$1,079	$1,030	$49	5%
Total margin (a)	$616	$577	$39	7%
Operating and administrative expenses (a)	$254	$239	$15	6%
Operating income	$241	$229	$12	5%
Earnings before interest expense and income taxes	$242	$229	$13	6%
Natural gas system throughput – bcf
Core market	77	75	2	3%
Total	311	310	1	—%
Electric Utility distribution sales - gwh	998	978	20	2%
Natural gas degree days – % warmer than normal (b)	(7.9)%	(6.9)%	—	—
(a)Total margin represents total revenues less total cost of sales and revenue-related taxes (i.e. Electric Utility gross receipts taxes) of $5 million in both Fiscal 2021 and Fiscal 2020. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Consolidated Statements of Income (but are excluded from operating expenses presented above).
(b)Beginning in Fiscal 2021, deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for airports located within UGI Utilities natural gas service territory. Prior-period amounts have been restated to conform to the current-period presentation.

Temperatures in UGI Utilities’ natural gas service territory during Fiscal 2021 were 7.9% warmer than normal and slightly warmer than the prior year. UGI Utilities’ core market volumes increased (2 bcf) during Fiscal 2021 reflecting the effects of continued growth in the number of core market customers and the recovery of certain volume decreases attributable to COVID-19 during Fiscal 2021, partially offset by the warmer weather compared to the prior year. Total natural gas distribution system throughput increased slightly during Fiscal 2021 primarily attributable to the impact of the Mountaineer Acquisition and the increase in core market volumes, partially offset by lower large delivery service volumes. Electric Utility distribution sales volumes increased during Fiscal 2021 primarily attributable to customer growth.
UGI Utilities revenues increased $49 million in Fiscal 2021 reflecting a $42 million increase in natural gas revenues and a $7 million increase in Electric Utility revenues. The increase in natural gas revenues principally reflects the increase in base rates that went into effect as part of a phased approach on January 1, 2021 and July 1, 2021, higher revenues from off system sales, and incremental revenues attributable to the Mountaineer acquisition ($9 million) in September 2021. These factors were partially offset by lower PGC rates compared to the prior year. The increase in Electric Utility revenues during Fiscal 2021 is largely attributable to the increased distribution sales volumes and higher DS rates compared to the prior year.

UGI Utilities cost of sales was $458 million in Fiscal 2021 compared with $448 million in Fiscal 2020 reflecting higher natural gas ($8 million) and Electric Utility ($2 million) cost of sales compared to the prior year. Higher natural gas cost of sales associated with off system sales and incremental cost of sales related to Mountaineer were partially offset by lower PGC rates compared to the prior year. Electric Utility cost of sales increased during Fiscal 2021 reflecting the increased volumes and DS rates compared to the prior year.

UGI Utilities total margin increased $39 million during Fiscal 2021 reflecting higher natural gas margin ($34 million) and Electric Utility margin ($5 million). The increase in natural gas margin reflects higher margin from core market customers ($18 million) largely attributable to the previously mentioned increase in base rates, incremental margin attributable to Mountaineer ($6 million), and higher margin from large delivery service customers. The increased natural gas margin also benefited from the implementation of a DSIC effective April 1, 2021 and higher customer account fees compared to the prior year. The increase in Electric Utility margin is largely attributable to the increase in distribution sales volumes compared to the prior year.

UGI Utilities operating income and earnings before interest expense and income taxes during Fiscal 2021 increased $12 million and $13 million, respectively, compared to the prior year. These increases largely reflect the previously mentioned increase in total margin, partially offset by higher operating and administrative expenses ($15 million) and depreciation expense ($14 million) compared to the prior year. The increase in operating and administrative expenses reflects incremental activities related to Mountaineer ($7 million) as well as higher contracted labor expenses and employee costs. The higher depreciation expense compared to the prior year includes the effects of continued distribution system and IT capital expenditure activity and incremental depreciation attributable to Mountaineer.

Interest Expense and Income Taxes

Our consolidated interest expense during Fiscal 2021 was $310 million compared to $322 million during the prior year. The $12 million decrease in interest expense principally reflects lower average short-term borrowings outstanding compared to the prior year, partially offset by incremental interest on the UGI Utilities, Inc.’s senior notes issued during the year.

Our effective income tax rate increased between Fiscal 2021 and Fiscal 2020 due primarily to an increase in the concentration of foreign earnings largely attributable to gains on commodity derivatives reflecting foreign statutory tax rates that exceed the U.S. statutory rate and a lower NOL benefit under the CARES Act compared to the prior year. These items were partially offset by an election made in the current year available under a tax law change in Italy which allowed the Company to step up its tax basis on certain assets in exchange for paying a three percent substitute tax in connection with such election. This election resulted in a $23 million net benefit in the current period resulting in incremental tax basis that will be deductible in future periods. For additional information on our income taxes, including tax law changes, see Note 7 to Consolidated Financial Statements.

Financial Condition and Liquidity

The Company expects to have sufficient liquidity including cash on hand and available borrowing capacity to continue to support long-term commitments and ongoing operations despite uncertainties associated with the outbreak and continued impact of COVID-19. Our total available liquidity balance, comprising cash and cash equivalents and available borrowing capacity on our revolving credit facilities, totaled approximately $2.2 billion and $1.5 billion at September 30, 2021 and 2020, respectively. Our total available liquidity at September 30, 2021 includes $468 million of cash collateral received from derivative counterparties resulting from the impact of rising commodity prices and an accumulation of derivative assets associated with our commodity derivative instruments. The Company does not have any near-term senior note or term loan maturities. While the Company’s operations and financial performance continue to be impacted by COVID-19, it is a rapidly evolving situation and the Company cannot predict the ultimate impact that COVID-19 will have on its liquidity, debt covenants, financial condition or the timing of capital expenditures. UGI and its subsidiaries were in compliance with all debt covenants as of September 30, 2021.

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

The primary sources of UGI’s cash and cash equivalents are the dividends and other cash payments made to UGI or its corporate subsidiaries by its principal business units. Our cash and cash equivalents totaled $855 million at September 30, 2021, compared with $336 million at September 30, 2020. Our cash and cash equivalents at September 30, 2021 includes the previously mentioned $468 million of cash collateral deposits received from our derivative instrument counterparties. This is attributable to significant mark-to-market gains on our commodity derivative instruments resulting from the steep rise in commodity prices during Fiscal 2021. This cash could be returned to such counterparties as commodity prices and their impact to our commodity derivative instruments stabilizes or reverses. Excluding these collateral deposits received and cash and cash equivalents that reside at UGI’s operating subsidiaries, at September 30, 2021 and 2020, our cash and cash equivalents totaled $172 million and $112 million, respectively. Such cash is available to pay dividends on UGI Common Stock and for investment purposes.

During Fiscal 2021 and Fiscal 2020, our principal business units paid cash dividends and made other cash payments to UGI and its subsidiaries as follows:

(Millions of dollars)	2021	2020
AmeriGas Propane	$135	$108
UGI International (a)	212	250
Midstream & Marketing	25	50
UGI Utilities	35	50
Total	$407	$458

(a)    Represents cash payments to UGI International’s U.S. holding company subsidiary. Cash dividends in Fiscal 2020 were used, in part, to pay down all outstanding revolving credit facility borrowings on the UGI International Credit Facilities Agreement in September 2020.

Common and Preferred Stock

Issuance of Equity Units

On May 25, 2021, the Company issued 2.2 million Equity Units with a total notional value of $220 million. Each Equity Unit has a stated amount of $100 and consists of (1) a 10% undivided beneficial ownership interest in one share of Convertible Preferred Stock with a liquidation preference of $1,000 per share and (2) a 2024 Purchase Contract. The Company received approximately $213 million in proceeds from the issuance of the Equity Units, net of offering expenses and underwriting costs and commissions, and issued 220,000 shares of Convertible Preferred Stock, recording $213 million in “Preferred stock” on the accompanying Consolidated Balance Sheet. The proceeds were used to pay a portion of the purchase price for the Mountaineer Acquisition and related fees and expenses, and for general corporate purposes. For additional information on the Mountaineer Acquisition and the issuance of Equity Units, see Notes 5 and 13 to the Consolidated Financial Statements.
Dividends
Quarterly dividends per share of UGI Common Stock paid during Fiscal 2021 and Fiscal 2020 were as follows:

	2021	2020
1st Quarter	$0.330	$0.325
2nd Quarter	0.330	0.325
3rd Quarter	0.345	0.330
4th Quarter	0.345	0.330
Total	$1.350	$1.310
On November 18, 2021, UGI’s Board of Directors declared a cash dividend equal to $0.345 per common share. The dividend will be payable on January 1, 2022, to shareholders of record on December 15, 2021.

Repurchases of Common Stock

During Fiscal 2020, the Company repurchased 1 million shares at a total purchase price of $38 million. There were no such repurchases during Fiscal 2021. For additional information on the authorization of these repurchases, see Note 13 to the Consolidated Financial Statements.

Long-term Debt and Credit Facilities

The Company’s debt outstanding at September 30, 2021 and 2020, comprises the following:

	2021						2020
(Millions of dollars)	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corp. & Other	Total	Total
Short-term borrowings	$170	$—	$—	$197	$—	$367	$347

Long-term debt (including current maturities):
Senior notes	$2,575	$405	$—	$1,290	$—	$4,270	$3,960
Term loans	—	347	684	142	765	1,938	1,741
Other long-term debt	1	23	42	25	192	283	380
Unamortized debt issuance costs	(16)	(5)	(10)	(6)	(5)	(42)	(47)
Total long-term debt	$2,560	$770	$716	$1,451	$952	$6,449	$6,034
Total debt	$2,730	$770	$716	$1,648	$952	$6,816	$6,381
Significant Financing Activities

Mountaineer. As further described in Note 5 to the consolidated financial statements, UGI acquired Mountaineer on September 1, 2021. Mountaineer has a credit facility agreement which provides for borrowings up to $100 million, with an option to increase the maximum borrowing capacity to $200 million. The credit facility agreement is scheduled to expire in November 2024, with the option to extend the maturity for up to two additional one-year periods. Borrowings under this credit facility agreement bear interest at (1) a prime rate plus a margin or (2) an adjusted LIBOR plus a margin. Such margin is dependent upon Mountaineer’s unsecured debt rating.

Mountaineer also has several unsecured senior notes and principal amounts are due in full at maturity. Interest is payable on a semiannual basis in June and December for each of these senior notes. See Note 6 to the Consolidated Financial Statements for further information on these senior notes.

UGI Utilities, Inc.’s Senior Notes. On May 7, 2021, UGI Utilities, Inc. entered into a Note Purchase Agreement with a consortium of lenders. Pursuant to the Note Purchase Agreement, UGI Utilities, Inc. issued $100 million aggregate principal amount of 1.59% Senior Notes due June 15, 2026 and $75 million aggregate principal amount of 1.64% Senior Notes due September 15, 2026 in June and September 2021, respectively. The net proceeds from these issuances were used to reduce short-term borrowings and for general corporate purposes.

2021 UGI Corporation Senior Credit Facility. On May 4, 2021, UGI amended the existing UGI Corporation Senior Credit Facility. The 2021 UGI Corporation Senior Credit Facility (1) extends the maturity date of the previous three-year $300 million term loan included in the existing UGI Corporation Senior Credit Facility, which is now due in May 2025; and (2) includes a new four-year $215 million term loan commitment. Proceeds from new term loan borrowings under the 2021 UGI Corporation Senior Credit Facility were used to finance a portion of the Mountaineer Acquisition and for general corporate purposes.

Borrowings on the new term loan under the 2021 UGI Corporation Senior Credit Facility bear interest subject to our election, at either (1) the associated prime rate plus a margin or (2) an adjusted LIBOR or an alternate benchmark rate plus a margin and are due in their entirety at the maturity date. The applicable margin on the new borrowings, which is dependent upon a ratio of consolidated net indebtedness to consolidated EBITDA, as defined, or UGI’s credit ratings, ranges from 0.125% to 1.50% if the prime rate option is elected and 1.125% to 2.50% if the LIBOR option is elected.

Credit Facilities

Information about the Company’s principal credit agreements (excluding Energy Services’ Receivables Facility, which is discussed below) as of September 30, 2021 and 2020, is presented in the tables below.

(Currency in millions)	Expiration Date	Total Capacity	Borrowings Outstanding	Letters of Credit and Guarantees Outstanding	Available Borrowing Capacity	Weighted Average Interest Rate - End of Year
September 30, 2021
AmeriGas OLP	December 2022	$600	$170	$60	$370	2.58%
UGI International, LLC (a)	October 2023	€300	€—	€—	€300	N.A.
Energy Services	March 2025	$260	$—	$—	$260	N.A.
UGI Utilities, Inc.	June 2024	$350	$130	$—	$220	1.35%
Mountaineer	November 2024	$100	$67	$—	$33	N.M.
UGI Corporation (b)	August 2024	$300	$185	$—	$115	3.27%
September 30, 2020
AmeriGas OLP	December 2022	$600	$186	$62	$352	2.61%
UGI International, LLC (a)	October 2023	€300	€—	€—	€300	N.A.
Energy Services	March 2025	$260	$—	$—	$260	N.A.
UGI Utilities, Inc.	June 2024	$350	$141	$—	$209	1.12%
UGI Corporation (b)	August 2024	$300	$300	$—	$—	2.41%
(a)The UGI International Credit Facilities Agreement permits UGI International, LLC to borrow in euros or dollars.
(b)Borrowings outstanding have been classified as “Long-term debt” on the Consolidated Balance Sheets. In October 2021 and 2020, the Company repaid $70 million and $30 million, respectively, of such borrowings and classified these repayments as “Current maturities of long-term debt” on the Consolidated Balance Sheets.
N.A. - Not applicable
N.M. - Not meaningful

The average daily and peak short-term borrowings under the Company’s principal credit agreements during Fiscal 2021 and Fiscal 2020 are as follows:

	2021		2020
(Currency in millions)	Average	Peak	Average	Peak
AmeriGas OLP	$168	$293	$245	$359
UGI International, LLC	€—	€—	€158	€179
Energy Services	$3	$32	$18	$77
UGI Utilities, Inc.	$186	$279	$180	$324
Mountaineer	$58	$67	$—	$—
UGI Corporation	$191	$300	$285	$300
Receivables Facility. Energy Services also has a Receivables Facility with an issuer of receivables-backed commercial paper. On October 22, 2021, the expiration date of the Receivables Facility was extended to October 21, 2022. The Receivables Facility provides Energy Services with the ability to borrow up to $150 million of eligible receivables during the period November through April, and up to $75 million of eligible receivables during the period May through October. Energy Services uses the Receivables Facility to fund working capital, margin calls under commodity futures contracts, capital expenditures, dividends and for general corporate purposes.
At September 30, 2021, the outstanding balance of trade receivables was $61 million, none of which was sold to the bank. At September 30, 2020, the outstanding balance of trade receivables was $50 million of which $19 million was sold to the bank. Amounts sold to the bank are reflected as “Short-term borrowings” on the Consolidated Balance Sheet. During Fiscal 2021 and Fiscal 2020, peak sales of receivables were $87 million and $97 million, respectively. During Fiscal 2021 and Fiscal 2020, average daily amounts sold were $21 million and $45 million, respectively.
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
Operating Activities:
Year-to-year variations in our cash flows from operating activities can be significantly affected by changes in operating working capital especially during periods with significant changes in energy commodity prices. Cash flows from operating activities in Fiscal 2021 and Fiscal 2020 were $1,481 million and $1,102 million, respectively. Cash flows from operating activities before changes in operating working capital were $1,200 million in Fiscal 2021 and $1,176 million in Fiscal 2020. Changes in operating working capital provided (used) operating cash flow of $281 million in Fiscal 2021 and $(74) million in Fiscal 2020. Changes in operating working capital during Fiscal 2021 reflect cash generated from changes in accounts payable and higher cash received for commodity derivative instrument collateral deposits in the Fiscal 2021 as compared to Fiscal 2020, as well as cash generated from changes in income taxes receivable and other current liabilities. These changes were partially offset by an increase in cash required to fund changes in accounts receivable and inventories due to rising commodity prices during Fiscal 2021, net refunds of deferred fuel and power costs compared to net recoveries during the Fiscal 2020 as well as an increase in cash required to fund changes in other current assets.
Investing Activities:
Investing activity cash flow is principally affected by cash expenditures for property, plant and equipment; cash paid for acquisitions of businesses and assets; investments in equity method investees; and cash proceeds from sales and retirements of property, plant and equipment. Cash expenditures for property, plant and equipment totaled $690 million in Fiscal 2021 and $655 million in Fiscal 2020. Cash payments for property, plant and equipment were higher in Fiscal 2021 compared with Fiscal 2020 reflecting, in part, the return of normal capital spending in the absence of curtailments experienced at the onset of the COVID-19 pandemic in Fiscal 2020. Cash used for acquisitions of businesses and assets in Fiscal 2021 reflects UGI’s acquisition of Mountaineer. Cash used for investments in equity method investees in Fiscal 2021 includes contributions to Pine Run of $56 million to fund the acquisition of Pine Run Midstream, LLC.
Financing Activities:
Changes in cash flow from financing activities are primarily due to issuances and repayments of long-term debt; short-term borrowings; dividends on UGI Common Stock; and issuances or repurchases of equity instruments.
Cash flow provided by financing activities was $166 million in Fiscal 2021 compared to cash used to fund financing activities of $635 million in Fiscal 2020. During Fiscal 2021, the Company received $213 million in net cash proceeds from the issuance of Equity Units and $215 million from the issuance of a new variable rate term loan due in May 2025. These funds were used partially to fund the Mountaineer Acquisition. Also during Fiscal 2021 and Fiscal 2020, UGI Utilities, Inc. issued $175 million of senior notes and $150 million of senior notes, respectively. In Fiscal 2021 and Fiscal 2020, the Company had net repayments on credit facilities and the Receivables Facility of $35 million and $449 million, respectively. Cash used to fund changes in financing activities in Fiscal 2020 includes $38 million of cash paid to repurchase UGI Common Stock.

Capital Expenditures
In the following table, we present capital expenditures (which exclude acquisitions of businesses and assets) for Fiscal 2021 and Fiscal 2020. We also provide amounts we expect to spend in Fiscal 2022. We expect to finance a substantial portion of our Fiscal 2022 capital expenditures from cash generated by operations and cash on hand.

(Millions of dollars)	2022 (estimate)	2021	2020
AmeriGas Propane	$160	$130	$135
UGI International	140	107	89
Midstream & Marketing	130	43	93
UGI Utilities	545	394	348
Corporate & Other	15	—	—
Total	$990	$674	$665

Capital expenditures at Midstream & Marketing declined during Fiscal 2021 primarily due to the use of funds to invest in Pine Run. Increased levels of capital expenditures estimated in Fiscal 2022 reflect natural gas infrastructure expansion and investments in renewable energy projects at Midstream & Marketing; replacement and betterment projects at UGI Utilities, Inc.; and the addition of Mountaineer’s capital expenditure programs.

Contractual Cash Obligations and Commitments
The Company has contractual cash obligations that extend beyond Fiscal 2021. The following table presents contractual cash obligations with non-affiliates under agreements existing as of September 30, 2021:

	Payments Due by Period
(Millions of dollars)	Total	Fiscal 2022	Fiscal 2023 - 2024	Fiscal 2025 - 2026	Thereafter
Long-term debt (a)	$6,491	$110	$1,505	$3,233	$1,643
Interest on long-term fixed-rate debt (a)(b)(c)	1,962	285	534	351	792
Operating leases	446	92	152	99	103
AmeriGas Propane supply contracts	17	17	—	—	—
UGI International supply contracts	254	254	—	—	—
Midstream & Marketing supply contracts	1,202	466	252	103	381
UGI Utilities construction, supply, storage and transportation contracts	324	128	129	44	23
Derivative instruments (d)	68	44	23	1	—
Total	$10,764	$1,396	$2,595	$3,831	$2,942
(a)Based upon stated maturity dates for debt outstanding at September 30, 2021.
(b)Based upon stated interest rates adjusted for the effects of interest rate swaps.
(c)Calculated using applicable interest rates or forward interest rate curves, and UGI’s and its subsidiaries’ leverage ratios, as of September 30, 2021.
(d)Represents the sum of amounts due if derivative instrument liabilities were settled at the September 30, 2021 amounts reflected in the Consolidated Balance Sheet (but excluding amounts associated with interest rate contracts).
“Other noncurrent liabilities” included in our Consolidated Balance Sheet at September 30, 2021, principally comprise operating lease liabilities (see Note 16 to Consolidated Financial Statements); regulatory liabilities (see Note 9 to Consolidated Financial Statements); refundable tank and cylinder deposits (as further described in Note 2 to Consolidated Financial Statements under the caption “Refundable Tank and Cylinder Deposits”); litigation, property and casualty liabilities and obligations under environmental remediation agreements (see Note 17 to Consolidated Financial Statements); pension and other postretirement benefit liabilities recorded in accordance with accounting guidance relating to employee retirement plans (see Note 8 to Consolidated Financial Statements); and liabilities associated with executive compensation plans (see Note 14 to Consolidated Financial Statements). These liabilities, with the exception of operating lease liabilities, are not included in the table of Contractual Cash Obligations and Commitments because they are estimates of future payments and not contractually fixed as to timing or amount. Required minimum contributions to the U.S. Pension Plans (as further described below under

“U.S. Pension Plans”) in Fiscal 2022 are not expected to be material. Required minimum contributions to the U.S. Pension Plans in years beyond Fiscal 2022 will depend, in large part, on the impacts of future returns on pension plan assets and interest rates on pension plan liabilities.
U.S. Pension Plans
The U.S. Pension Plans consist of (1) a defined benefit pension plan for employees hired prior to January 1, 2009, of UGI, UGI Utilities, Inc. and certain of UGI’s other domestic wholly owned subsidiaries, and (2) a noncontributory defined benefit pension plan covering substantially all Mountaineer employees. The fair values of the U.S. Pension Plans’ assets totaled $717 million and $566 million at September 30, 2021 and 2020, respectively. At September 30, 2021 and 2020, the underfunded positions of the U.S. Pension Plans, defined as the excess of the PBO over the U.S. Pension Plans’ assets, were $109 million and $170 million, respectively.
We believe we are in compliance with regulations governing defined benefit pension plans, including the ERISA rules and regulations. Required minimum contributions to the U.S. Pension Plans in Fiscal 2022 are not expected to be material. Pre-tax pension cost associated with the U.S. Pension Plans in Fiscal 2021 was not material. Pre-tax pension cost associated with the U.S. Pension Plans in Fiscal 2022 is not expected to be material.
GAAP guidance associated with pension and other postretirement plans generally requires recognition of an asset or liability in the statement of financial position reflecting the funded status of pension and other postretirement benefit plans with current year changes recognized in shareholders’ equity unless such amounts are subject to regulatory recovery. At September 30, 2021, we have recorded after-tax charges to UGI Corporation’s stockholders’ equity of $8 million and recorded regulatory assets totaling $108 million in order to reflect the funded status of the U.S. Pension Plans. For a more detailed discussion of the U.S. Pension Plans and our other postretirement benefit plans, see Note 8 to Consolidated Financial Statements.

Related Party Transactions
During Fiscal 2021 and Fiscal 2020, we did not enter into any related-party transactions that had a material effect on our financial condition, results of operations or cash flows.

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

Utility Regulatory Matters

Base Rate Filings. On February 8, 2021, Electric Utility filed a rate request with the PAPUC to increase its annual base distribution revenues by $9 million. On October 28, 2021, the PAPUC issued a final Order approving a settlement that permitted Electric Utility, effective November 9, 2021, to increase its base distribution revenues by $6 million.

On January 28, 2020, Gas Utility filed a request with the PAPUC to increase its annual base distribution operating revenues by $75 million annually. On October 8, 2020, the PAPUC issued a final Order approving a settlement that permits Gas Utility to increase its annual base distribution rates by $20 million, through a phased approach, with $10 million beginning January 1, 2021 and an additional $10 million beginning July 1, 2021. Additionally, Gas Utility was authorized to implement a DSIC once Gas Utility total property, plant and equipment less accumulated depreciation reaches $2,875 million. This threshold was achieved in December 2020, and Gas Utility implemented a DSIC effective April 1, 2021. The PAPUC’s final Order also includes enhanced COVID-19 customer assistance measures, including the establishment of an Emergency Relief Program for a defined set of payment troubled customers (“ERP”). Additionally, the PAPUC’s final Order permits Gas Utility to establish a regulatory asset for certain incremental expenses attributable to the ongoing COVID-19 pandemic, most notably expenses related to the ERP and uncollectible accounts expense, through the effective date of rates in the next Gas Utility base rate case, to be recovered and amortized over a 10-year period. In accordance with the terms of the Joint Petition, Gas Utility is not permitted to file a rate case prior to January 1, 2022.

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

UGI Utilities’ tariffs contain clauses that permit recovery of all prudently incurred costs of natural gas it sells to its retail core-market customers, including the cost of financial instruments used to hedge purchased gas costs. The recovery clauses provide for periodic adjustments for the difference between the total amounts actually billed to customers through PGC and PGA rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with our UGI Utilities operations. Gas Utility uses derivative financial instruments, including natural gas futures and option contracts traded on the NYMEX, to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these derivative financial instruments, net of any associated gains or losses, is included in Gas Utility's PGC recovery mechanism.

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

Our variable-rate debt at September 30, 2021, includes revolving credit facility borrowings and variable-rate term loans at UGI International, UGI Utilities, Inc., Energy Services and UGI Corporation. These debt agreements have interest rates that are generally indexed to short-term market interest rates. We have entered into pay-fixed, receive-variable interest rate swap agreements on all or a significant portion of the term loans’ principal balances and all or a significant portion of the term loans’ tenor. We have designated these interest rate swaps as cash flow hedges. At September 30, 2021, combined borrowings outstanding under variable-rate debt agreements, excluding the previously mentioned effectively fixed-rate debt, totaled $807 million. Based upon average borrowings outstanding under variable-rate borrowings (excluding effectively fixed-rate term loan debt), an increase in short-term interest rates of 100 basis points (1%) would have increased our Fiscal 2021 interest expense by approximately $7 million. The remainder of our debt outstanding is subject to fixed rates of interest. A 100 basis point increase in market interest rates would result in decreases in the fair value of this fixed-rate debt of approximately $292 million at September 30, 2021. A 100 basis point decrease in market interest rates would result in increases in the fair value of this fixed-rate debt of approximately $249 million at September 30, 2021.

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

Foreign Currency Exchange Rate Risk
Our primary currency exchange rate risk is associated with the U.S. dollar versus the euro and, to a lesser extent, the U.S. dollar versus the British pound sterling. The U.S. dollar value of our foreign currency denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. From time to time, we use derivative instruments to hedge portions of our net investments in foreign subsidiaries. Gains or losses on these net investment hedges remain in AOCI until such foreign operations are sold or liquidated. With respect to our net investments in our UGI International operations, a 10% decline in the value of the associated foreign currencies versus the U.S. dollar would reduce their aggregate net book value at September 30, 2021, by approximately $170 million, which amount would be reflected in other comprehensive income. We have designated certain euro-denominated borrowings as net investment hedges.
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
We have concentrations of credit risk associated with derivative instruments and we evaluate the creditworthiness of our derivative counterparties on an ongoing basis. As of September 30, 2021, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was $1,687 million. In general, many of our over-the-counter derivative instruments and all exchange contracts call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At September 30, 2021, we had received cash collateral from derivative instrument counterparties totaling $468 million. In addition, we may have offsetting derivative liabilities and certain accounts payable balances with certain of these counterparties, which further mitigates the previously mentioned maximum amount of losses. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At September 30, 2021, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.
The following table summarizes the fair values of unsettled market risk sensitive derivative instrument assets (liabilities) held at September 30, 2021 and changes in their fair values due to market risks. Certain of UGI Utilities’ commodity derivative instruments are excluded from the table below because any associated net gains or losses are refundable to or recoverable from customers in accordance with UGI Utilities ratemaking.

	Asset (Liability)
(Millions of dollars)	Fair Value	Change in Fair Value
September 30, 2021
Commodity price risk (1)	$1,334	$(279)
Interest rate risk (2)	$(29)	$(10)
Foreign currency exchange rate risk (3)	$30	$(50)
(1)Change in fair value represents a 10% adverse change in the market prices of certain commodities
(2)Change in fair value represents a 50 basis point adverse change in prevailing market interest rates
(3)Change in fair value represents a 10% adverse change in the value of the Euro and the British pound sterling versus the U.S. dollar.

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
For certain of our reporting units with goodwill, we assess qualitative factors to determine whether it is more likely than not that the fair value of such reporting unit is less than its carrying amount. For our other reporting units with goodwill, we bypass the qualitative assessment and perform the quantitative assessment by comparing the fair values of the reporting units with their carrying amounts, including goodwill. We determine fair values generally based on a weighting of income and market approaches. For purposes of the income approach, fair values are determined based upon the present value of the reporting unit’s estimated future cash flows, including an estimate of the reporting unit’s terminal value based upon these cash flows, discounted at appropriate risk-adjusted rates. We use our internal forecasts to estimate future cash flows, which may include estimates of long-term future growth rates based upon our most recent reviews of the long-term outlook for each reporting unit. Cash flow estimates used to establish fair values under our income approach involve management judgments based on a broad range of information and historical results. In addition, external economic and competitive conditions can influence future performance. For purposes of the market approach, we use valuation multiples for companies comparable to our reporting units. The market approach requires judgment to determine the appropriate valuation multiples. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to such excess but not to exceed the total amount of the goodwill of the reporting unit. As of September 30, 2021, our goodwill totaled $3,770 million. No impairments of goodwill were recorded during any of the periods presented.
Impairment of Long-Lived Assets. An impairment test for long-lived assets (or an asset group) is required when circumstances indicate that such assets may be impaired. If it is determined that a triggering event has occurred, we perform a recoverability test based upon estimated undiscounted cash flow projections expected to be realized over the remaining useful life of the long-lived asset. If the undiscounted cash flows used in the recoverability test are less than the long-lived asset's carrying amount, we determine its fair value. If the fair value is determined to be less than its carrying amount, the long-lived asset is reduced to its estimated fair value and an impairment loss is recognized in an amount equal to such shortfall. When determining whether a long-lived asset has been impaired, management groups assets at the lowest level that has identifiable cash flows. Performing an impairment test on long-lived assets involves judgment in areas such as identifying when a triggering event requiring evaluation occurs; identifying and grouping assets; and, if the undiscounted cash flows used in the recoverability test are less than the long-lived asset's carrying amount, determining the fair value of the long-lived asset. Although cash flow estimates are based upon relevant information at the time the estimates are made, estimates of future cash flows are by nature highly uncertain and contemplate factors that change over time such as the expected use of the asset including future production and sales volumes, expected fluctuations in prices of commodities and expected proceeds from disposition. See Note 5 to Consolidated Financial Statements for information on the impairment loss associated with the disposal of Conemaugh during the third quarter of Fiscal 2020. No other material provisions for impairments of long-lived assets were recorded during Fiscal 2021 or Fiscal 2020.
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
We accrue reserves for environmental remediation when assessments indicate that it is probable a liability has been incurred and an amount can be reasonably estimated. Amounts recorded as environmental liabilities on the Consolidated Balance Sheets represent our best estimate of costs expected to be incurred or, if no best estimate can be made, the minimum liability associated with a range of expected environmental investigation and remediation costs. These estimates are based upon a number of factors including whether the company will be responsible for such remediation, the scope and cost of the remediation work to be performed, the portion of costs that will be shared with other potentially responsible parties, the timing of the remediation and possible impact of changes in technology, and the regulations and requirements of local governmental authorities. Our estimated reserves for environmental remediation may differ materially from the ultimate liability and such reserves may change materially as more information becomes available and estimated reserves are adjusted. Gas Utility receives ratemaking recognition of environmental investigation and remediation costs associated with its in-state environmental sites.  This ratemaking recognition balances the accumulated difference between historical costs and rate recoveries with an estimate of future costs associated with the sites.
Regulatory Assets and Liabilities. The accounting for our rate regulated gas and electric utility businesses differs from the accounting for nonregulated operations in that these businesses are required to reflect the effects of rate regulation in the consolidated financial statements. Regulatory practices that assign costs to accounting periods may differ from accounting methods generally applied by nonregulated businesses. When it is probable that regulators will permit the recovery of current costs through future rates charged to customers, these costs that otherwise would be expensed by nonregulated companies are deferred as regulatory assets. Similarly, regulatory liabilities are recognized when it is probable that regulators will require customer refunds through future rates or when revenue is collected from customers for expenditures that have yet to be incurred. We continually assess whether the regulatory assets are probable of future recovery by evaluating the regulatory environment, recent rate orders and public statements issued by the PAPUC, WVPSC and MDPSC, discussions with regulatory authorities and legal counsel. If future recovery of regulatory assets ceases to be probable, the elimination of those regulatory assets would adversely impact our results of operations and cash flows. As of September 30, 2021, our regulatory assets and regulatory liabilities totaled $397 million and $388 million, respectively. For additional information on regulatory assets and liabilities, see Notes 2 and 9 to Consolidated Financial Statements.
Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Positions taken by an entity in its tax returns must satisfy a more-likely-than-not recognition threshold assuming the positions will be examined by tax authorities with full knowledge of relevant information. We use assumptions, judgments and estimates to determine our current provision for income taxes. We also use assumptions, judgments and estimates to determine our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. The interpretation of tax laws involves uncertainty since tax authorities may interpret the laws differently. Our assumptions, judgments and estimates relative to the current provision for income tax give consideration to current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation thereof and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the amount of deferred income taxes take into account estimates of the amount of future taxable income. Actual taxable income or future estimates of taxable income could render our current assumptions, judgments and estimates inaccurate. Changes in the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ significantly from our estimates. As of September 30, 2021, our net deferred tax liabilities totaled $1,082 million.
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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A and the financial statements and financial statement schedules referred to in the Index contained on page F-2 of this Report are incorporated herein by reference.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)The Company's disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive

Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of September 30, 2021, were effective at the reasonable assurance level.

(b)Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment, including testing, of the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The scope of that assessment excluded the Mountaineer business acquired on September 1, 2021, by UGI Corporation and the Redeo Energies business acquired by UGI International on June 30, 2021. Mountaineer’s and Redeo Energies’ total assets represented approximately 5% and less than 1%, respectively, of the Company’s consolidated total assets at September 30, 2021. Mountaineer’s and Redeo Energies’ total earnings before taxes represented less than 1% and approximately 3%, respectively, of the Company’s consolidated earnings before taxes for the year then ended. Such exclusions are permitted based upon current guidance of the U.S. Securities & Exchange Commission.

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

Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2021, based on the COSO criteria. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021. This report is set forth below.

(c)During the most recent fiscal quarter, other than changes resulting from the Mountaineer Acquisition discussed below, no change in the Company’s internal control over financial reporting occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

On September 1, 2021, UGI acquired Mountaineer. The Company is currently in the process of integrating processes and internal controls. See Note 5 to consolidated financial statements for additional information related to the Mountaineer Acquisition.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of UGI Corporation

Opinion on Internal Control over Financial Reporting

We have audited UGI Corporation and subsidiaries’ internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, UGI Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Mountaineer Gas Company and Redeo Energies, which are included in the 2021 consolidated financial statements of UGI Corporation and subsidiaries and constituted approximately 5% and 1%, respectively, of total assets as of September 30, 2021 and approximately 1% and 3%, respectively, of total earnings before taxes for the year then ended. Our audit of internal control over financial reporting of UGI Corporation and Subsidiaries also did not include an evaluation of the internal control over financial reporting of Mountaineer Gas Company and Redeo Energies.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended September 30, 2021, and the related notes and the financial statement schedules listed in the Index at Item 15(a) and our report dated November 19, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
November 19, 2021

ITEM 9B. OTHER INFORMATION
None.

PART III:

ITEMS 10 THROUGH 14.

In accordance with General Instruction G(3), and except as set forth below, the information required by Items 10, 11, 12, 13 and 14 is incorporated in this Report by reference to the following portions of UGI’s Proxy Statement, which will be filed with the SEC by December 31, 2021.

	Information	Captions of Proxy Statement Incorporated by Reference
Item 10.	Directors, Executive Officers and Corporate Governance
Election of Directors - Nominees; Corporate Governance Principles; Director Independence; Board Leadership Structure and Role in Risk Management; Board Meetings and Attendance; Board and Committee Structure; Selection of Board Candidates; Board and Committee Evaluation Process; Investor Outreach; Code of Business Conduct and Ethics; Communications with the Board; Securities Ownership of Certain Beneficial Owners - Security Ownership of Directors and Executive Officers; Report of the Audit Committee of the Board of Directors

The Code of Business Conduct and Ethics is available without charge on the Company’s website, www.ugicorp.com, or by writing to Director, Investor Relations, UGI Corporation, P. O. Box 858, Valley Forge, PA 19482.

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

Equity Compensation Table

The following table sets forth information as of the end of Fiscal 2021 with respect to compensation plans under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	10,204,836	(1)	$39.46		20,037,430	(2)
	1,124,369	(3)	$0
Equity compensation plans not approved by security holders	—
Total	11,329,205		$39.46	(4)

(1)Represents 10,204,836 stock options under the UGI Corporation 2021 Incentive Award Plan, which supersedes and replaces the UGI Corporation 2013 Omnibus Incentive Compensation Plan. The UGI Corporation 2021 Incentive Award Plan was approved by shareholders on January 29, 2021.
(2)Represents securities remaining for issuance under the UGI Corporation 2021 Incentive Award Plan.
(3)Represents 1,124,369 restricted stock units under the UGI Corporation 2021 Incentive Award Plan.
(4)Weighted-average exercise price of outstanding options; excludes restricted stock units.
The information concerning the Company’s executive officers required by Item 10 is set forth below.
EXECUTIVE OFFICERS

Name	Age	Position
Roger Perreault	57	President and Chief Executive Officer; Executive Vice President, Global LPG
Ted J. Jastrzebski	60	Chief Financial Officer
Robert F. Beard, Jr.	56	Executive Vice President, Natural Gas, Global Engineering & Construction and Procurement; Chief Executive Officer, UGI Utilities, Inc.
Monica M. Gaudiosi	58	Vice President, General Counsel and Secretary
John Koerwer	61	Chief Information Officer
Jean Felix Tematio Dontsop	45	Vice President - Chief Accounting Officer and Corporate Controller
Judy A. Zagorski	58	Vice President - Chief Human Resources Officer

All officers are elected for a one-year term at the organizational meeting of the Board of Directors held each year.

There are no family relationships between any of the officers or between any of the officers and any of the directors.

Roger Perreault

Mr. Perreault is a Director, President and Chief Executive Officer (since June 2021) and Executive Vice President, Global LPG (since 2018) of UGI Corporation. Mr. Perreault previously served as President - UGI International, LLC (from 2015 to 2021). Prior to joining UGI Corporation, Mr. Perreault held various positions at Air Liquide, an industrial gases company he joined in 1994, and served in various leadership positions from 2008 to 2014, including in a global role as President, Large Industries with international responsibilities and, prior to that, in a role with responsibility for Air Liquide’s North American large industries business. Prior to joining Air Liquide, Mr. Perreault was a chemical engineer and operations manager with I.C.I. in Quebec, Canada.

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

Robert F. Beard, Jr.

Mr. Beard is Executive Vice President, Natural Gas, Global Engineering & Construction and Procurement of UGI Corporation (since 2021) and Chief Executive Officer of UGI Utilities, Inc. (since 2011). He held the title of Executive Vice President, Natural Gas of UGI Corporation (2018 to 2021) and previously served as President (2011 to September 2020), Vice President - Marketing, Rates and Gas Supply (2010 to 2011) and Vice President - Southern Region (2008 to 2010) of UGI Utilities, Inc. From 2006 until 2008, Mr. Beard served as Vice President - Operations and Engineering of PPL Gas Utilities Corporation and, from 2002 until 2006, he served as Director - Operations and Engineering of PPL Gas Utilities Corporation.

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

John Koerwer

Mr. Koerwer is the Chief Information Officer of UGI Corporation (since 2020). Mr. Koerwer joined UGI as Vice President, Information Technology, for UGI International in 2016 and later was named Group CIO for UGI Corporation, responsible for the global IT strategy, operations, products and services to support both the domestic and international businesses units. Previously, Mr. Koerwer served in multiple IT/IS leadership roles for The Linde Group, a multi-national industrial gas company based in Munich, Germany.

Jean Felix Tematio Dontsop

Mr. Tematio Dontsop is the Vice President, Chief Accounting Officer and Controller of UGI Corporation (since July 2021). Mr. Tematio Dontsop most recently served as Vice President of Internal Audit for West Pharmaceuticals Services, Inc. in Exton, Pennsylvania (July 2020 to June 2021). Previously, he held several roles of increasing responsibility over fifteen years with PricewaterhouseCoopers, based in Philadelphia, Pennsylvania and Paris, France, including Audit Director (2019 to 2020) and Audit Senior Manager (2011 to 2019). A native of Cameroon, Mr. Tematio Dontsop also worked earlier in his career as an auditor for KPMG, based in Paris.

Judy A. Zagorski

Ms. Zagorski is the Vice President, Chief Human Resources Officer of UGI Corporation (since 2020). Previously, Ms. Zagorski served as Executive Vice President, Global Human Resources & CHRO at Church & Dwight, a major manufacturer of household products headquartered in Ewing, New Jersey (2017 to 2020). Prior to joining Church & Dwight, Ms. Zagorski held the positions of Senior Vice President - Human Resources and Vice President - Human Resources, Development and Strategy at BASF (2011 to 2017).

PART IV:

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as part of this report:

(1)Financial Statements:
Included under Item 8 are the following financial statements and supplementary data:
Management’s Annual Report on Consolidated Financial Statements and Schedules
Report of Independent Registered Public Accounting Firm (on Consolidated Financial Statements and Schedules)
Consolidated Balance Sheets as of September 30, 2021 and 2020
Consolidated Statements of Income for the years ended September 30, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income for the years ended September 30, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended September 30, 2021, 2020 and 2019
Consolidated Statements of Changes in Equity for the years ended September 30, 2021, 2020 and 2019
Notes to Consolidated Financial Statements

(2)Financial Statement Schedules:
I — Condensed Financial Information of Registrant (Parent Company)
II — Valuation and Qualifying Accounts for the years ended September 30, 2021, 2020 and 2019
We have omitted all other financial statement schedules because the required information is (1) not present; (2) not present in amounts sufficient to require submission of the schedule; or (3) included elsewhere in the financial statements or related notes.

(3)List of Exhibits:

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
3.1	(Second) Amended and Restated Articles of Incorporation of the Company as amended through June 6, 2005.	UGI	Form 10-Q (6/30/05)	3.1
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of UGI Corporation.	UGI	Form 8-K (7/29/14)	3.1
3.3	Bylaws of UGI Corporation, amended and restated as of July 25, 2017.	UGI	Form 8-K (7/31/17)	3.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
3.4	Statement with Respect to Shares of the Company with respect to the Convertible Preferred Stock, filed with the Secretary of the Commonwealth of Pennsylvania and effective on May 25, 2021.	UGI	Form 8-K (5/25/21)	3.1
3.5	Statement with Respect to Shares of the Company with respect to the Series B Preferred Stock, filed with the Secretary of the Commonwealth of Pennsylvania and effective on May 25, 2021.	UGI	Form 8-K (5/25/21)	3.2
4.1	Instruments defining the rights of security holders, including indentures. (The Company agrees to furnish to the Commission upon request a copy of any instrument defining the rights of holders of long-term debt not required to be filed pursuant to Item 601(b)(4) of Regulation S-K).
4.2	The description of the Company’s Common Stock contained in the Company’s registration statement filed under the Securities Exchange Act of 1934, as amended.	UGI	Form 8-B/A (4/17/96)	3.(4)
4.3	UGI Corporation’s (Second) Amended and Restated Articles of Incorporation, as amended, and Bylaws referred to in 3.1, 3.2, and 3.3 above.
4.4	Indenture, dated as of August 1, 1993, by and between UGI Utilities, Inc., as Issuer, and U.S. Bank National Association, as successor trustee, incorporated by reference to the Registration Statement on Form S-3 filed on April 8, 1994.	Utilities	Registration Statement No. 33-77514 (4/8/94)	4(c)
4.5	Supplemental Indenture, dated as of September 15, 2006, by and between UGI Utilities, Inc., as Issuer, and U.S. Bank National Association, successor trustee to Wachovia Bank, National Association.	Utilities	Form 8-K (9/12/06)	4.2
4.6	Form of Note Purchase Agreement dated October 30, 2013 between the Company and the purchasers listed as signatories thereto.	Utilities	Form 8-K (10/30/13)	4.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
4.7	Note Purchase Agreement dated April 22, 2016 between the Company and the purchasers listed as signatories thereto.	Utilities	Form 8-K (4/28/16)	4.1
4.8	Indenture, dated as of June 27, 2016, among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (6/27/16)	4.1
4.9	First Supplemental Indenture, dated as of June 27, 2016, among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (6/27/16)	4.2
4.10	Second Supplemental Indenture, dated as of December 28, 2016, among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee (including form of global note).	AmeriGas Partners, L.P.	Form 8-K (12/28/16)	4.1
4.11	Third Supplemental Indenture, dated as of February 13, 2017, among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee (including form of global note).	AmeriGas Partners, L.P.	Form 8-K (2/13/17)	4.1
4.12	Indenture, dated as of October 25, 2018, by and among International, the guarantors named therein, U.S. Bank National Association, as trustee, Elavon Financial Services DAC, as registrar and transfer agent, and Elavon Financial Services DAC, UK Branch, as paying agent (including the form of Note).	UGI	Form 8-K (10/25/18)	4.1
4.13	Form of Note Purchase Agreement dated December 21, 2018 between the Company and the purchasers listed as signatories thereto.	UGI	Form 10-Q (12/31/18)	4.1
4.14	Note Purchase Agreement, dated as of March 19, 2020, by and among the Company and the purchasers listed as signatories thereto.	UGI	Form 8-K (3/19/20)	4.1
4.15	Note Purchase Agreement, dated May 7, 2021, by and among UGI Utilities, Inc. and the purchasers listed as signatories thereto.	UGI	Form 8-K (5/4/21)	4.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
4.16	Purchase Contract and Pledge Agreement, dated May 25, 2021, between the Company and U.S. Bank National Association, as purchase contract agent, collateral agent, custodial agent and securities intermediary.	UGI	Form 8-K (5/25/21)	4.1
4.17	Form of Corporate Unit (included as Exhibit A to Exhibit 4.16 hereto).	UGI	Form 8-K (5/25/21)	4.2
4.18	Form of Treasury Unit (included as Exhibit B to Exhibit 4.16 hereto).	UGI	Form 8-K (5/25/21)	4.3
4.19	Form of Cash Settled Unit (included as Exhibit C to Exhibit 4.16 hereto).	UGI	Form 8-K (5/25/21)	4.4
4.20	Form of Series A Cumulative Perpetual Convertible Preferred Stock Certificate.	UGI	Form 8-K (5/25/21)	4.5
4.21	Form of Series B Cumulative Perpetual Preferred Stock Certificate.	UGI	Form 8-K (5/25/21)	4.6
*4.22	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1**	AmeriGas Propane, Inc. Non-Qualified Deferred Compensation Plan, as Amended and Restated effective November 22, 2013.	AmeriGas Partners, L.P.	Form 10-Q (3/31/14)	10.4
10.2**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of September 5, 2014.	UGI	Form 10-K (9/30/16)	10.25
10.3**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of September 5, 2014 - Terms and Conditions as effective January 1, 2016.	UGI	Form 10-K (9/30/16)	10.26
10.4**	UGI Corporation 2009 Deferral Plan, as Amended and Restated effective June 15, 2017.	UGI	Form 10-Q (6/30/17)	10.6
10.5**	UGI Corporation 2009 Supplemental Executive Retirement Plan for New Employees, as Amended and Restated as of June 15, 2017.	UGI	Form 10-Q (6/30/17)	10.1
10.6**	AmeriGas Propane, Inc. Supplemental Executive Retirement Plan, as Amended and Restated effective June 15, 2017.	AmeriGas Partners, L.P.	Form 10-Q (6/30/17)	10.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.7**	UGI Corporation 2013 Omnibus Incentive Compensation Plan, effective as of September 5, 2014.	UGI	Form 10-K (9/30/16)	10.30
10.8**	UGI Corporation 2013 Omnibus Incentive Compensation Plan, Terms and Conditions for Non-Employee Directors, effective January 1, 2019.	UGI	Form 10-Q (3/31/19)	10.6
10.9**	UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan, as Amended and Restated effective April 1, 2015.	UGI	Form 10-K (9/30/17)	10.26
10.10**	UGI Corporation Executive Annual Bonus Plan as amended November 15, 2018.	UGI	Form 10-Q (3/31/19)	10.7
10.11**	AmeriGas Propane, Inc. Executive Annual Bonus Plan as amended November 15, 2018.	UGI	Form 10-Q (3/31/19)	10.10
10.12**	UGI Corporation 2021 Incentive Award Plan.	UGI	Form S-8 (2/4/21)	4.4
10.13**	UGI Corporation Executive Severance Plan, as effective October 1, 2021.	UGI	Form 8-K (9/29/21)	10.1
10.14**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for all US Employees.	UGI	Form 10-Q (3/31/21)	10.1
10.15**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Performance Unit Grant Letter for all US Employees.	UGI	Form 10-Q (3/31/21)	10.2
10.16**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Stock Unit Grant Letter for all US Employees.	UGI	Form 10-Q (3/31/21)	10.3
10.17**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for Non-Employee Directors.	UGI	Form 10-Q (3/31/21)	10.4
10.18**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Stock Unit Grant Letter for Non-Employee Directors.	UGI	Form 10-Q (3/31/21)	10.5

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.19**	Form of UGI Corporation 2021 Incentive Award Plan Nonqualified Stock Option Grant Letter for all US Employees.	UGI	Form 10-Q (6/30/21)	10.1
10.20**	Form of UGI Corporation 2021 Incentive Award Plan Performance Unit Grant Letter for all US Employees.	UGI	Form 10-Q (6/30/21)	10.2
10.21**	Form of UGI Corporation 2021 Incentive Award Plan Stock Unit Grant Letter for all US Employees.	UGI	Form 10-Q (6/30/21)	10.3
10.22**	Change in Control Agreement for Monica M. Gaudiosi dated as of April 23, 2012.	UGI	Form 10-Q (6/30/12)	10.1
10.23**	Amended and Restated Change in Control Agreement, dated December 6, 2019, between UGI Corporation and Mr. John L. Walsh.	UGI	Form 10-Q (12/31/19)	10.1
10.24**	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement between UGI Corporation and Ted J. Jastrzebski.	UGI	Form 10-Q (6/30/18)	10.1
10.25**	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement between AmeriGas Propane, Inc. and Mr. Hugh J. Gallagher.	AmeriGas Partners, L.P.	Form 10-Q (12/31/18)	10.1
10.26**	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement between UGI Corporation and Mr. Roger Perreault.	UGI	Form 10-Q (6/30/21)	10.4
10.27**	Form of Change in Control Agreement, Amended and Restated, between AmeriGas Propane, Inc. and Mr. Hugh J. Gallagher.	AmeriGas Partners, L.P.	Form 10-Q (12/31/18)	10.2
10.28**	Form of Change in Control Agreement between UGI Corporation and Mr. Roger Perreault.	UGI	Form 10-Q (6/30/21)	10.5
10.29**	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement between UGI Corporation and Mr. Robert F. Beard.	UGI	Form 10-K (9/30/20)	10.27
10.30**	Form of Change in Control Agreement between UGI Utilities, Inc. and Mr. Robert F. Beard.	UGI	Form 10-K (9/30/20)	10.28

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
*10.31**	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement between UGI Corporation and Ms. Judy Zagorski.
*10.32**	Form of Change in Control Agreement between UGI Corporation and Ms. Judy Zagorski.
10.33	Trademark License Agreement dated April 19, 1995 among UGI Corporation, AmeriGas, Inc., AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	UGI	Form 10-K (9/30/10)	10.37
10.34	First Amendment, dated as of November 18, 2015, to Trademark License Agreement, dated April 19, 1995, by and among UGI Corporation, AmeriGas, Inc., AmeriGas Propane, Inc., AmeriGas Partners, L.P., and AmeriGas Propane, L.P.	AmeriGas Partners, L.P.	Form 10-K (9/30/15)	10.4
10.35	Trademark License Agreement, dated April 19, 1995 among AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	AmeriGas Partners, L.P.	Form 10-Q (12/31/10)	10.1
10.36	Form of Receivables Purchase Agreement, dated as of November 30, 2001, as amended through and including Amendment No. 18 thereto dated October 27, 2017, by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 10-K (9/30/17)	10.38
10.37	Amendment No. 19, dated as of October 26, 2018, to Receivables Purchase Agreement, dated as of November 30, 2001 (as amended, supplemented or modified from time to time), by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 8-K (10/26/18)	10.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.38	Amendment No. 20, dated as of October 25, 2019, to Receivables Purchase Agreement, dated as of November 30, 2001 (as amended, supplemented or modified from time to time), by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 8-K (10/25/19)	10.1
10.39	Amendment No. 21, dated as of October 23, 2020, to Receivables Purchase Agreement, dated as of November 30, 2001, by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 8-K (10/23/20)	10.1
10.40	Amendment No. 22, dated as of October 22, 2021, to Receivables Purchase Agreement, dated as of November 30, 2001, by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 8-K (10/22/21)	10.1
10.41	Form of Purchase and Sale Agreement, dated as of November 30, 2001, as amended through and including Amendment No. 4 thereto dated October 1, 2013, by and between UGI Energy Services, LLC and Energy Services Funding Corporation.	UGI	Form 10-K (9/30/17)	10.39
10.42	FSS Service Agreement No. 79028 effective as of December 1, 2019 by and between Columbia Gas Transmission, LLC and UGI Utilities, Inc.	UGI	Form 10-K (9/30/19)	10.40
10.43	SST Service Agreement No. 79133 effective as of December 1, 2019 by and between Columbia Gas Transmission, LLC and UGI Utilities, Inc.	UGI	Form 10-K (9/30/19)	10.41
10.44	Gas Supply and Delivery Service Agreement between UGI Utilities, Inc. and UGI Energy Services, LLC, effective November 1, 2015.	Utilities	Form 10-K (9/30/16)	10.19

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.45	First Amendment, dated November 1, 2020, to Gas Supply and Delivery Service Agreement First Amendment, dated November 1, 2020, to Gas Supply and Delivery Service Agreement between UGI Utilities, Inc. and UGI Energy Services, LLC, effective November 1, 2015. UGI Utilities, Inc. and UGI Energy Services, LLC, effective November 1, 2015.	UGI	Form 10-K (9/30/20)	10.41
10.46	Gas Supply and Delivery Service Agreement between UGI Utilities, Inc. and UGI Energy Services, LLC, effective November 1, 2020.	UGI	Form 10-K (9/30/20)	10.42
*10.47	Gas Supply and Delivery Service Agreement between UGI Utilities, Inc. and UGI Energy Services, LLC, effective November 1, 2021.
10.48	Credit Agreement, dated as of June 27, 2019, by and among UGI Utilities, Inc., as borrower, PNC Bank, National Association, as administrative agent, Citizens Bank, N.A., as syndication agent, and the lenders party thereto.	UGI	Form 10-Q (6/30/19)	10.1
10.49	Second Amended and Restated Credit Agreement dated as of December 15, 2017 by and among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as a Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and Issuing Lender, Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner, and the other financial institutions from time to time party thereto.	AmeriGas Partners, L.P.	Form 8-K (12/15/17)	10.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.50	First Amendment, dated as of December 17, 2019, to Second Amended and Restated Credit Agreement, dated as of December 15, 2017, by and among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as a Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and Issuing Lender, Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner, and the other financial institutions from time to time party thereto.	UGI	Form 10-Q (12/31/19)	10.3
10.51	Multicurrency Facilities Agreement, effective October 25, 2018, among International, as borrower, Natixis, as agent, mandated lead arranger, bookrunner and coordinator, Barclays Bank Plc, BNP Paribas, Credit Agricole Corporate and Investment Bank, HSBC France, ING Bank N.V., French Branch, Mediobanca International (Luxembourg) S.A., Raiffeisen Bank International AG and Societe Generale Corporate and Investment Banking, as mandated lead arrangers, and certain other lenders.	UGI	Form 8-K (10/25/18)	4.2
10.52	Credit Agreement, dated as of August 13, 2019, by and among UGI Energy Services, LLC, as borrower, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lenders party thereto.	UGI	Form 8-K (8/13/19)	10.1
10.53	Third Amended and Restated Credit Agreement, dated as of March 6, 2020, by and among UGI Energy Services, LLC, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, National Association, as syndication agent, and Wells Fargo Bank, National Association, as documentation agent.	UGI	Form 8-K (3/6/20)	10.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.54	Amended and Restated Credit Agreement, dated as of May 4, 2021, by and among UGI Corporation and JPMorgan Chase Bank, N.A., as administrative agent, Citizens Bank, N.A., PNC Bank, National Association and Wells Fargo Bank, National Association, as co-documentation agents, and the other financial institutions from time to time party thereto.	UGI	Form 8-K (5/4/21)	10.1
10.55	First Amendment to the Amended and Restated Credit Agreement, dated as of June 23, 2021, by and among UGI Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	UGI	Form 10-Q (6/30/21)	10.6
*14	Code of Business Conduct and Ethics.
*21	Subsidiaries of the Registrant.
*23	Consent of Ernst & Young LLP
*31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2021 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2021 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2021, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Labels Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*    Filed herewith.
**    As required by Item 15(a)(3), this exhibit is identified as a compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY
None.

EXHIBIT INDEX

Exhibit No.	Description

4.22	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.31	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement between UGI Corporation and Ms. Judy Zagorski.

10.32	Form of Change in Control Agreement between UGI Corporation and Ms. Judy Zagorski.

10.47	Gas Supply and Delivery Service Agreement between UGI Utilities, Inc. and UGI Energy Services, LLC, effective November 1, 2021.

14	Code of Business Conduct and Ethics.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2021 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2021 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2021, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UGI CORPORATION
Date:	November 19, 2021	By:	/s/ Ted J. Jastrzebski
Ted J. Jastrzebski Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on November 19, 2021, by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ Roger Perreault	President and Chief Executive Officer (Principal Executive Officer) and Director
Roger Perreault

/s/ Ted J. Jastrzebski	Chief Financial Officer (Principal Financial Officer)
Ted J. Jastrzebski

/s/ Jean Felix Tematio Dontsop	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)
Jean Felix Tematio Dontsop

/s/ Frank S. Hermance	Chairman and Director
Frank S. Hermance

/s/ M. Shawn Bort	Director
M. Shawn Bort

/s/ Theodore A. Dosch	Director
Theodore A. Dosch

/s/ Alan N. Harris	Director
Alan N. Harris

/s/ Mario Longhi	Director
Mario Longhi

/s/ William J. Marrazzo	Director
William J. Marrazzo

/s/ Cindy J. Miller	Director
Cindy J. Miller
Director
/s/ Kelly A. Romano
Kelly A. Romano

/s/ James B. Stallings, Jr.	Director
James B. Stallings, Jr.

/s/ John L. Walsh	Director
John L. Walsh

UGI CORPORATION AND SUBSIDIARIES
FINANCIAL INFORMATION
FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K
YEAR ENDED SEPTEMBER 30, 2021

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
The Audit Committee of the Board of Directors (the “Committee”) is composed of four members, each of whom is independent and a non-employee director of the Company. The Committee is responsible for monitoring and overseeing the financial reporting process, the adequacy of internal accounting controls, and the independence and performance of the Company’s independent registered public accounting firm and internal auditors. The Committee meets regularly, with and without management present, with the independent registered public accounting firm and the internal auditors, both of which report directly to the Committee. In addition, the Committee provides regular reports to the Board of Directors.

/s/ Roger Perrault
Chief Executive Officer

/s/ Ted J. Jastrzebski
Chief Financial Officer

/s/ Jean Felix Tematio Dontsop
Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of UGI Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of UGI Corporation and subsidiaries (the Company) as of September 30, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended September 30, 2021, and the related notes and the financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 19, 2021, expressed an unqualified opinion thereon.

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
Philadelphia, Pennsylvania
November 19, 2021

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Millions of dollars)

	September 30,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$855	$336
Restricted cash	22	21
Accounts receivable (less allowances for doubtful accounts of $53 and $42, respectively)	880	652
Accrued utility revenues	15	14
Income taxes receivable	128	80
Inventories	469	241
Derivative instruments	665	44
Prepaid expenses	135	96
Other current assets	101	59
Total current assets	3,270	1,543
Property, plant and equipment
Non-utility	6,486	6,393
Utility	5,022	4,265
	11,508	10,658
Accumulated depreciation	(3,950)	(3,698)
Net property, plant, and equipment	7,558	6,960
Goodwill	3,770	3,518
Intangible assets, net	583	677
Utility regulatory assets	373	395
Derivative instruments	338	38
Other assets	831	854
Total assets	$16,723	$13,985
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$110	$53
Short-term borrowings	367	347
Accounts payable	837	475
Employee compensation and benefits accrued	181	162
Deposits and advances	208	204
Derivative instruments	60	64
Other current liabilities	534	450
Total current liabilities	2,297	1,755
Noncurrent liabilities
Long-term debt	6,339	5,981
Deferred income taxes	1,137	640
Derivative instruments	38	59
Other noncurrent liabilities	1,381	1,413
Total liabilities	11,192	9,848
Commitments and contingencies (Note 17)
Equity:
UGI Corporation stockholders’ equity:
Preferred Stock, without par value (authorized 5,000,000 shares; issued 220,000 and 0 Series A shares, respectively)	213	—
UGI Common Stock, without par value (authorized – 450,000,000 shares; issued – 209,843,296 and 209,514,044 shares, respectively)	1,394	1,416
Retained earnings	4,081	2,908
Accumulated other comprehensive loss	(140)	(147)
Treasury stock, at cost	(26)	(49)
Total UGI Corporation stockholders’ equity	5,522	4,128
Noncontrolling interests	9	9
Total equity	5,531	4,137
Total liabilities and equity	$16,723	$13,985
See accompanying Notes to Consolidated Financial Statements.

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share amounts)

	Year Ended September 30,
	2021	2020	2019
Revenues	$7,447	$6,559	$7,320
Costs and expenses:
Cost of sales (excluding depreciation and amortization shown below)	2,614	3,149	4,323
Operating and administrative expenses	2,014	1,911	1,963
Loss on disposals of Conemaugh and HVAC	—	54	—
Depreciation and amortization	502	484	448
Other operating income, net	(33)	(21)	(31)
	5,097	5,577	6,703
Operating income	2,350	982	617
(Loss) income from equity investees	(63)	27	9
Loss on extinguishments of debt	—	—	(6)
Other non-operating income (expense), net	12	(20)	39
Interest expense	(310)	(322)	(258)
Income before income taxes	1,989	667	401
Income tax expense	(522)	(135)	(93)
Net income including noncontrolling interests	1,467	532	308
Deduct net income attributable to noncontrolling interests, principally in AmeriGas Partners prior to the AmeriGas Merger	—	—	(52)
Net income attributable to UGI Corporation	$1,467	$532	$256
Earnings per common share attributable to UGI Corporation stockholders:
Basic	$7.02	$2.55	$1.44
Diluted	$6.92	$2.54	$1.41
Weighted-average common shares outstanding (thousands):
Basic	209,063	208,928	178,417
Diluted	212,126	209,869	181,111

See accompanying Notes to Consolidated Financial Statements.

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)

	Year Ended September 30,
	2021	2020	2019
Net income including noncontrolling interests	$1,467	$532	$308
Net gains (losses) on derivative instruments (net of tax of $(1), $15, and $3, respectively)	3	(38)	(7)
Reclassifications of net losses on derivative instruments (net of tax of $(7), $(4), and $(2), respectively)	18	9	2
Foreign currency translation adjustments (net of tax of $(4), $12, and $(13), respectively)	(11)	15	(24)
Foreign currency (losses) gains on long-term intra-company transactions	(12)	84	(59)
Benefit plans, principally actuarial gains (losses) (net of tax of $(3), $1, and $5, respectively)	7	(3)	(13)
Reclassifications of benefit plans actuarial losses and net prior service benefit (net of tax of $(1), $(1), and $(1), respectively)	2	3	1
Other comprehensive income (loss)	7	70	(100)
Comprehensive income including noncontrolling interests	1,474	602	208
Deduct comprehensive income attributable to noncontrolling interests, principally in AmeriGas Partners prior to the AmeriGas Merger	—	—	(52)
Comprehensive income attributable to UGI Corporation	$1,474	$602	$156

See accompanying Notes to Consolidated Financial Statements.

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)

	Year Ended September 30,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$1,467	$532	$308
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	502	484	448
Deferred income tax expense (benefit), net	478	146	(43)
Provision for uncollectible accounts	36	32	29
Changes in unrealized gains and losses on derivative instruments	(1,398)	(81)	259
Loss on disposals of Conemaugh and HVAC	—	54	—
Equity-based compensation expense	21	15	18
Loss (income) from equity investees	63	(27)	(9)
Other, net	31	21	15
Net change in:
Accounts receivable and accrued utility revenues	(233)	(18)	83
Income taxes receivable	(48)	(80)	—
Inventories	(231)	(5)	84
Utility deferred fuel costs, net of changes in unsettled derivatives	(22)	17	(30)
Accounts payable	366	3	(97)
Derivative instruments collateral received (paid)	472	22	(41)
Other current assets	(10)	38	45
Other current liabilities	(13)	(51)	9
Net cash provided by operating activities	1,481	1,102	1,078
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(690)	(655)	(705)
Acquisitions of businesses and assets, net of cash and restricted cash acquired	(397)	(16)	(1,362)
Investments in equity method investees	(65)	—	—
Other, net	39	22	12
Net cash used by investing activities	(1,113)	(649)	(2,055)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(282)	(273)	(200)
Distributions on AmeriGas Partners publicly held Common Units	—	—	(263)
Issuances of debt, net of issuance costs	656	209	2,412
Repayments of debt and finance leases	(405)	(86)	(738)
Receivables Facility net (repayments) borrowings	(19)	(27)	44
(Decrease) increase in short-term borrowings	(16)	(422)	327
Issuances of preferred stock, net of issuance costs	213	—	—
Issuances of UGI Common Stock	19	2	17
Repurchases of UGI Common Stock	—	(38)	(17)
Cash paid for AmeriGas Merger	—	—	(529)
Other	—	—	(11)
Net cash provided (used) by financing activities	166	(635)	1,042
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14)	28	(16)
Cash, cash equivalents and restricted cash increase (decrease)	$520	$(154)	$49
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash at end of year	$877	$357	$511
Cash, cash equivalents and restricted cash at beginning of year	357	511	462
Cash, cash equivalents and restricted cash increase (decrease)	$520	$(154)	$49
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$297	$311	$248
Income taxes	$96	$75	$74
See accompanying Notes to Consolidated Financial Statements.

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Millions of dollars, except per share amounts)

	Year Ended September 30,
	2021	2020	2019
Preferred stock, without par value
Balance, beginning of year	$—	$—	$—
Issuance of preferred stock	213	—	—
Balance, end of year	$213	$—	$—
Common stock, without par value
Balance, beginning of year	$1,416	$1,397	$1,201
Common Stock issued in connection with employee and director plans, net of tax withheld	9	2	11
Equity-based compensation expense	16	17	15
AmeriGas Merger-related adjustments	—	—	170
Issuance of Equity Units - 2024 Purchase Contracts	(45)	—	—
Other	(2)	—	—
Balance, end of year	$1,394	$1,416	$1,397
Retained earnings
Balance, beginning of year	$2,908	$2,653	$2,611
Net income attributable to UGI Corporation	1,467	532	256
Cash dividends on common stock ($1.35, $1.31, and $1.145 per share, respectively)	(282)	(273)	(200)
Cumulative effect of change in accounting principle - ASC 606	—	—	(7)
Reclassification of stranded income tax effects related to TCJA	—	—	7
Losses on treasury stock transactions in connection with employee and director plans	(12)	(4)	(14)
Balance, end of year	$4,081	$2,908	$2,653
Accumulated other comprehensive income (loss)
Balance, beginning of year	$(147)	$(217)	$(110)
Reclassification of stranded income tax effects related to TCJA	—	—	(7)
Net gains (losses) on derivative instruments	3	(38)	(7)
Reclassification of net losses on derivative instruments	18	9	2
Benefit plans, principally actuarial gains (losses)	7	(3)	(13)
Reclassification of benefit plans actuarial losses and net prior service benefits	2	3	1
Foreign currency (losses) gains on long-term intra-company transactions	(12)	84	(59)
Foreign currency translation adjustments	(11)	15	(24)
Balance, end of year	$(140)	$(147)	$(217)
Treasury stock
Balance, beginning of year	$(49)	$(16)	$(20)
Common Stock issued in connection with employee and director plans, net of tax withheld	24	8	24
Repurchases of common stock	—	(38)	(17)
Reacquired common stock – employee and director plans	(1)	(3)	(3)
Balance, end of year	$(26)	$(49)	$(16)
Total UGI Corporation stockholders’ equity	$5,522	$4,128	$3,817
Noncontrolling interests
Balance, beginning of year	$9	$10	$419
Net income attributable to noncontrolling interests, principally in AmeriGas Partners prior to the AmeriGas Merger	—	—	52
Dividends and distributions	—	—	(263)
AmeriGas Merger-related adjustments	—	—	(199)
Other	—	(1)	1
Balance, end of year	$9	$9	$10
Total equity	$5,531	$4,137	$3,827
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
Note 13 — Equity
Note 14 — Equity-Based Compensation
Note 15 — Partnership Distributions
Note 16 — Leases
Note 17 — Commitments and Contingencies
Note 18 — Fair Value Measurements
Note 19 — Derivative Instruments and Hedging Activities
Note 20 — Accumulated Other Comprehensive Income (Loss)
Note 21 — Other Operating Income, Net and Other Non-Operating Income (Expense), Net
Note 22 — Equity Method Investments
Note 23 — Segment Information
Note 24 — Business Transformation Initiatives
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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Energy Services conducts, directly and through subsidiaries and affiliates, energy marketing, including RNG, midstream transmission, LNG storage, natural gas gathering and processing, natural gas and RNG production, electricity generation and energy services businesses primarily in the eastern region of the U.S., eastern Ohio, the panhandle of West Virginia and California. UGID owns electricity generation facilities principally located in Pennsylvania. Energy Services and its subsidiaries’ storage, LNG and portions of its midstream transmission operations are subject to regulation by the FERC.

Upon acquisition of Mountaineer on September 1, 2021 (described below), our UGI Utilities segment includes UGI Utilities, Inc. and Mountaintop Energy Holdings, LLC. UGI Utilities, Inc. directly owns and operates Gas Utility, a natural gas distribution utility business in eastern and central Pennsylvania and in a portion of one Maryland county. Gas Utility is subject to regulation by the PAPUC, the FERC, and, with respect to a small service territory in one Maryland county, the MDPSC. UGI Utilities, Inc. also owns and operates Electric Utility, an electric distribution utility located in northeastern Pennsylvania. Electric Utility is subject to regulation by the PAPUC and the FERC.

On September 1, 2021, UGI acquired Mountaineer, the largest natural gas distribution company in West Virginia for a purchase price of $540, which includes the assumption of approximately $140 principal amounts of long-term debt. Mountaineer serves nearly 214,000 customers across 50 of the state’s 55 counties. Mountaineer is subject to regulation by the WVPSC. For additional information on the Mountaineer Acquisition, see Note 5.

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
For purposes of comparability, certain prior-year amounts have been reclassified to conform to the current-year presentation.
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
We account for privately held equity securities of entities without readily determinable fair values in which we do not have control, but have significant influence over operating and financial policies, under the equity method. See Note 22 for more information on our equity method investments. Investments in equity securities related to entities in which we do not have significant influence over operating and financial policies are valued at their cost less impairment (if any).
Effects of Regulation
Certain of our subsidiaries account for the financial effects of regulation in accordance with ASC 980. In accordance with this guidance, incurred costs that would otherwise be charged to expense are capitalized and recorded as regulatory assets when it is probable that the incurred costs will be recovered through rates in the future. Similarly, we recognize regulatory liabilities when it is probable that regulators will require customer refunds through future rates or when revenue is collected from customers for expenditures that have not yet been incurred. Regulatory assets and liabilities are classified as current if, upon initial recognition, the entire amount related to that item will be recovered or refunded within a year of the balance sheet date. Generally, regulatory assets and regulatory liabilities are amortized into expense and income over the periods authorized by the respective regulatory body. For additional information regarding the effects of rate regulation on our utility operations, see Note 9.

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
Revenue Recognition
In accordance with ASC 606, the Company recognizes revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Certain revenues such as revenue from leases, financial instruments and other revenues are not within the scope of ASC 606 because they are not from contracts with customers. Such revenues are accounted for in accordance with other GAAP. Revenue-related taxes collected on behalf of customers and remitted to taxing authorities, principally sales and use taxes, are not included in revenues. Gross receipts taxes at Midstream & Marketing, Mountaineer and Electric Utility are presented on a gross basis. The Company has elected to use the practical expedient to expense the costs to obtain contracts when incurred for contracts that have a term less than one year. The costs incurred to obtain contracts that have durations of longer than one year are not material. See Note 4 for additional disclosures regarding the Company’s revenue from contracts with customers.
Accounts Receivable
Accounts receivable are reported on the Consolidated Balance Sheets at the gross outstanding amount adjusted for an allowance for doubtful accounts. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition. Provisions for uncollectible accounts are established based upon our collection experience, the assessment of the collectability of specific amounts and the Company’s best estimate of current expected credit losses. Accounts receivable are written off in the period in which the receivable is deemed uncollectible.
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
Earnings Per Common Share
Basic earnings per share attributable to UGI Corporation stockholders reflect the weighted-average number of common shares outstanding. Diluted earnings per share attributable to UGI Corporation include the effects of dilutive stock options, common stock awards and Equity Units. Shares used in computing basic and diluted earnings per share are as follows:

(Thousands of shares)	2021	2020	2019
Weighted-average common shares outstanding for basic computation (a)	209,063	208,928	178,417
Incremental shares issuable for stock options, common stock awards and Equity Units (b) (c)	3,063	941	2,694
Weighted-average common shares outstanding for diluted computation	212,126	209,869	181,111
(a)Fiscal 2019 includes the partial-year impact from the August 2019 issuance of 34,613 shares of UGI Common Stock in connection with the AmeriGas Merger (see Note 5).
(b)Fiscal 2021 includes the partial-year impact of common shares assumed to be outstanding under the if-converted method in connection with the May 2021 issuance of Equity Units (see Note 13).
(c)For Fiscal 2021, Fiscal 2020 and Fiscal 2019 there were 5,267 shares, 7,056 shares and 1,162 shares, respectively, associated with outstanding stock option awards that were not included in the computation of diluted earnings per share because their effect was antidilutive.

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

	2021	2020	2019
Cash and cash equivalents	$855	$336	$447
Restricted cash	22	21	64
Cash, cash equivalents and restricted cash	$877	$357	$511
Inventories
Our inventories are stated at the lower of cost or net realizable value. We determine cost using an average cost method for non-utility LPG and natural gas and utility inventories; specific identification for appliances; and the FIFO method for all other inventories.
The Company accounts for renewable energy certificates as inventory, which generally represents costs incurred to generate a certificate for sale. The Company recognizes revenue from the sale of renewable energy certificates when control of the certificate is transferred to the buyer, and the cost of the certificate, if any, is then recorded within “Cost of sales” on the Consolidated Statements of Income.
Property, Plant and Equipment and Related Depreciation
We record property, plant and equipment at the lower of original cost or fair value, if impaired. Capitalized costs include labor, materials and other direct and indirect costs, and for certain operations subject to cost-of-service rate regulation, AFUDC. We also include in property, plant and equipment costs associated with computer software we develop or obtain for use in our business. The amounts assigned to property, plant and equipment of acquired businesses are based upon estimated fair value at

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
date of acquisition. When we retire or otherwise dispose of non-utility plant and equipment, we eliminate the associated cost and accumulated depreciation and recognize any resulting gain or loss in "Other operating income, net" on the Consolidated Statements of Income. For property subject to cost of service rate regulation, upon retirement we charge the original cost to accumulated depreciation for financial accounting purposes. Costs incurred to retire UGI Utilities, Inc. plant and equipment, net of salvage, are recorded in regulatory assets and amortized over five years, consistent with prior ratemaking treatment.
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
There were no accumulated goodwill impairment losses at September 30, 2021 and 2020, and no provisions for goodwill impairments were recognized for all periods presented. For further information on our goodwill and intangible assets, see Note 12.
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

During the fourth quarter of Fiscal 2021, the Company identified impairment indicators associated with certain natural gas gathering system asset groups within the Midstream & Marketing reportable segment having a carrying value of approximately $100 at September 30, 2021. The impairment indicators resulted from the bankruptcy of a significant customer, as well as payment delinquencies resulting from the deterioration in the financial condition of an additional customer. These events resulted in a significant decline in the current forecasted operating cash flows associated with the related asset groups. The Company performed a recoverability test as a result of these triggering events utilizing an estimate of undiscounted cash flows related to the asset groups. While this analysis currently indicates that such carrying amounts are expected to be recovered,

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
events and/or changes in circumstances may occur in the near term resulting in a change in management’s estimates of undiscounted cash flows. Any such events or changes could ultimately impact recoverability and result in an impairment loss equal to the difference between the calculated fair value of such asset groups and their estimated carrying value.
No material provisions for impairments of long-lived assets were recorded during Fiscal 2019. See Note 5 for further information on the losses associated with the dispositions of Conemaugh and HVAC during Fiscal 2020.
Refundable Tank and Cylinder Deposits
Included in “Other noncurrent liabilities” on our Consolidated Balance Sheets are customer paid deposits on tanks and cylinders primarily owned by subsidiaries of UGI France of $296 and $300 at September 30, 2021 and 2020, respectively. Deposits are refundable to customers when the tanks or cylinders are returned in accordance with contract terms.

Environmental Matters
We are subject to environmental laws and regulations intended to mitigate or remove the effects of past operations and improve or maintain the quality of the environment. These laws and regulations require the removal or remedy of the effect on the environment of the disposal or release of certain specified hazardous substances at current or former operating sites.
Environmental reserves are accrued when assessments indicate that it is probable that a liability has been incurred and an amount can be reasonably estimated. Amounts recorded as environmental liabilities on the Consolidated Balance Sheets represent our best estimate of costs expected to be incurred or, if no best estimate can be made, the minimum liability associated with a range of expected environmental investigation and remediation costs. These estimates are based upon a number of factors including whether the Company will be responsible for such remediation, the scope and cost of the remediation work to be performed, the portion of costs that will be shared with other potentially responsible parties, the timing of the remediation and possible impact of changes in technology, and the regulations and requirements of local governmental authorities. Our estimated liability for environmental contamination is reduced to reflect anticipated participation of other responsible parties but is not reduced for possible recovery from insurance carriers. Under GAAP, if the amount and timing of cash payments associated with environmental investigation and cleanup are reliably determinable, such liabilities are discounted to reflect the time value of money. We intend to pursue recovery of incurred costs through all appropriate means, including regulatory relief. Gas Utility receives ratemaking recognition of environmental investigation and remediation costs associated with in-state environmental sites.  This ratemaking recognition balances the accumulated difference between historical costs and rate recoveries with an estimate of future costs associated with the sites. For further information, see Note 17.
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
Employee Retirement Plans
We use a market-related value of plan assets and an expected long-term rate of return to determine the expected return on assets of our U.S. pension and other postretirement plans. The market-related value of plan assets, other than equity investments, is based upon fair values. The market-related value of equity investments is calculated by rolling forward the prior-year’s market-

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
related value with contributions, disbursements and the expected return on plan assets. One third of the difference between the expected and the actual value is then added to or subtracted from the expected value to determine the new market-related value (see Note 8).

Note 3 — Accounting Changes
New Accounting Standards Adopted in Fiscal 2021

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
New Accounting Standard Adopted Effective October 1, 2021

Income Taxes. In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU simplifies the accounting for income taxes by eliminating certain exceptions within the existing guidance for recognizing deferred taxes for equity method investments, performing intraperiod allocations and calculating income taxes in interim periods. Further, this ASU clarifies existing guidance related to, among other things, recognizing deferred taxes for goodwill and allocated taxes to members of a consolidated group. Effective October 1, 2021, the Company adopted this ASU, as updated, using a prospective approach. The adoption of the new guidance did not have a material impact on our consolidated financial statements.
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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Utility Revenues
UGI Utilities supplies natural gas and electricity and provides distribution services of natural gas and electricity to residential, commercial, and industrial customers who are generally billed at standard regulated tariff rates approved by the regulatory bodies through the ratemaking process. Tariff rates include a component that provides for a reasonable opportunity to recover operating costs and expenses and to earn a return on net investment, and a component that provides for the recovery, subject to reasonableness reviews, of PGC, PGA and DS costs.

Customers may choose to purchase their natural gas and electricity from UGI Utilities, or, alternatively, may contract separately with alternate suppliers. Accordingly, our contracts with customers comprise two promised goods or services: (1) delivery service of natural gas and electricity through the Company’s utility distribution systems and (2) the natural gas or electricity commodity itself for those customers who choose to purchase the natural gas or electricity directly from the Company. Revenue is not recorded for the sale of natural gas or electricity to customers who have contracted separately with alternate suppliers. For those customers who choose to purchase their natural gas or electricity from the Company, the performance obligation includes both the supply of the commodity and the delivery service.

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

UGI Utilities makes off-system sales whereby natural gas delivered to our system in excess of amounts needed to fulfill our distribution system needs is sold to other customers, primarily other distributors of natural gas, based on an agreed-upon price and volume between the Company and the counterparty. UGI Utilities also sells excess natural gas capacity whereby interstate pipeline capacity in excess of amounts needed to meet our customer obligations is sold to other distributors of natural gas based upon an agreed-upon rate. Off-system sales and capacity releases are generally entered into one month at a time and comprise the sale of a specific volume of gas or pipeline capacity at a specific delivery point or points over a specific time. As such, performance obligations associated with off-system sales and capacity release customers are satisfied, and associated revenue is recorded, when the agreed upon volume of natural gas is delivered or capacity is provided, and title is transferred, in accordance with the contract terms.
Electric Utility provides transmission services to PJM by allowing PJM to access Electric Utility’s electricity transmission facilities. In exchange for providing access, PJM pays Electric Utility consideration determined by a formula-based rate approved by the FERC. The formula-based rate, which is updated annually, allows recovery of costs incurred to provide transmission services and return on transmission-related net investment. We recognize revenue over time as we provide transmission service.
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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Contracts with customers comprise different types of contracts with varying length terms, fixed or variable prices, and fixed or variable quantities. Contracts with our residential customers, which comprise a substantial number of our customer contracts, are generally one year or less. Customer contracts for the sale of LPG include fixed-price, fixed-quantity contracts under which LPG is provided to customers at a fixed price and a fixed volume, and contracts that provide for the sale of propane at market prices at date of delivery with no fixed volumes. AmeriGas Propane offers contracts that permit customers to lock in a fixed price for their volumes for a fee and also provide customers with the option to pre-buy a fixed amount of propane at a fixed price. Amounts received under pre-buy arrangements are recorded as a contract liability when received and recorded as revenue when LPG is delivered and control is transferred to the customer. Fee revenue associated with fixed-price contracts are recorded as contract liabilities and recorded ratably over the contract period.
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
Other. Other revenues from contracts with customers are generated primarily from services and products provided by Midstream & Marketing’s HVAC business, prior to its sale in September 2020, and AmeriGas Propane’s parts and services business. The performance obligations of these businesses include installation, repair and warranty agreements associated with HVAC equipment and installation services provided for combined heat and power and solar panel installations. For installation and repair goods and services, the performance obligations under these contracts are satisfied, and revenue is recognized, as control of the product is transferred or the services are rendered. For warranty services, revenue is recorded ratably over the warranty period. Other LPG revenues from contracts with customers are generated primarily from certain fees AmeriGas Propane and UGI International charge associated with the delivery of LPG, including hazmat safety compliance, inspection, metering, installation, fuel recovery and certain other services. Revenues from fees are typically recorded when the LPG is delivered to the customer or the associated service is completed.
Revenue Disaggregation
The following table presents our disaggregated revenues by reportable segment during Fiscal 2021, Fiscal 2020 and Fiscal 2019:

2021	Total	Eliminations (a)	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$568	$—	$—	$—	$—	$568	$—
Commercial & Industrial	218	—	—	—	—	218	—
Large delivery service	148	—	—	—	—	148	—
Off-system sales and capacity releases	51	(62)	—	—	—	113	—
Other	21	(2)	—	—	—	23	—
Total Utility	1,006	(64)	—	—	—	1,070	—
Non-Utility:
LPG:
Retail	3,957	—	2,203	1,754	—	—	—
Wholesale	328	—	139	189	—	—	—
Energy Marketing	1,564	(126)	—	605	1,085	—	—
Midstream:
Pipeline	181	—	—	—	181	—	—
Peaking	16	(98)	—	—	114	—	—
Other	8	—	—	—	8	—	—
Electricity Generation	13	—	—	—	13	—	—
Other	275	—	206	69	—	—	—
Total Non-Utility	6,342	(224)	2,548	2,617	1,401	—	—
Total revenues from contracts with customers	7,348	(288)	2,548	2,617	1,401	1,070	—
Other revenues (b)	99	(3)	66	34	5	9	(12)
Total revenues	$7,447	$(291)	$2,614	$2,651	$1,406	$1,079	$(12)

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

2020	Total	Eliminations (a)	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$563	$—	$—	$—	$—	$563	$—
Commercial & Industrial	215	—	—	—	—	215	—
Large delivery service	142	—	—	—	—	142	—
Off-system sales and capacity releases	48	(45)	—	—	—	93	—
Other	14	(2)	—	—	—	16	—
Total Utility	982	(47)	—	—	—	1,029	—
Non-Utility:
LPG:
Retail	3,499	—	2,037	1,462	—	—	—
Wholesale	211	—	63	148	—	—	—
Energy Marketing	1,233	(79)	—	434	878	—	—
Midstream:
Pipeline	168	—	—	—	168	—	—
Peaking	6	(100)	—	—	106	—	—
Other	7	—	—	—	7	—	—
Electricity Generation	34	—	—	—	34	—	—
Other	312	(3)	215	60	40	—	—
Total Non-Utility	5,470	(182)	2,315	2,104	1,233	—	—
Total revenues from contracts with customers	6,452	(229)	2,315	2,104	1,233	1,029	—
Other revenues (b)	107	(3)	66	23	14	1	6
Total revenues	$6,559	$(232)	$2,381	$2,127	$1,247	$1,030	$6

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

2019	Total	Eliminations (a)	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$553	$—	$—	$—	$—	$553	$—
Commercial & Industrial	226	—	—	—	—	226	—
Large delivery service	138	—	—	—	—	138	—
Off-system sales and capacity releases	46	(65)	—	—	—	111	—
Other (c)	15	(3)	—	—	—	18	—
Total Utility	978	(68)	—	—	—	1,046	—
Non-Utility:
LPG:
Retail	4,008	—	2,341	1,667	—	—	—
Wholesale	233	—	64	169	—	—	—
Energy Marketing	1,521	(134)	—	448	1,207	—	—
Midstream:
Pipeline	95	—	—	—	95	—	—
Peaking	17	(97)	—	—	114	—	—
Other	2	—	—	—	2	—	—
Electricity Generation	43	—	—	—	43	—	—
Other	314	(3)	213	55	49	—	—
Total Non-Utility	6,233	(234)	2,618	2,339	1,510	—	—
Total revenues from contracts with customers	7,211	(302)	2,618	2,339	1,510	1,046	—
Other revenues (b)	109	(4)	64	33	6	3	7
Total revenues	$7,320	$(306)	$2,682	$2,372	$1,516	$1,049	$7
(a)Includes intersegment revenues principally among Midstream & Marketing, UGI Utilities and AmeriGas Propane.
(b)Primarily represents revenues from tank rentals at AmeriGas Propane and UGI International, revenues from certain gathering assets at Midstream & Marketing, revenues from alternative revenue programs at UGI Utilities, Inc., and gains and losses on commodity derivative instruments not associated with current-period transactions reflected in Corporate & Other, none of which are within the scope of ASC 606 and are accounted for in accordance with other GAAP.
(c)UGI Utilities includes an unallocated negative surcharge revenue reduction of $(6) during Fiscal 2019 as a result of a PAPUC Order issued May 17, 2018, related to the TCJA (see Note 9).

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers or cash receipts. Contract assets represent our right to consideration after the performance obligations have been satisfied when such right is conditioned on something other than the passage of time. Contract assets were not material at September 30, 2021 and 2020. Substantially all of our receivables are unconditional rights to consideration and are included in “Accounts receivable” and, in the case of UGI Utilities, “Accrued utility revenues” on the Consolidated Balance Sheets. Amounts billed are generally due within the following month.

Contract liabilities arise when payment from a customer is received before the performance obligations have been satisfied and represent the Company’s obligations to transfer goods or services to a customer for which we have received consideration. The balances of contract liabilities were $149 and $161 at September 30, 2021 and 2020, respectively, and are primarily included in “Deposits and Advances” on the Consolidated Balance Sheets. Revenue recognized during Fiscal 2021, Fiscal 2020 and Fiscal 2019 from the amount included in contract liabilities at September 30, 2020, September 30, 2019 and October 1, 2018 was $138, $122 and $122, respectively.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Remaining Performance Obligations
The Company excludes disclosures related to the aggregate amount of the transaction price allocated to certain performance obligations that are unsatisfied as of the end of the reporting period because these contracts have an initial expected term of one year or less, or we have a right to bill the customer in an amount that corresponds directly with the value of services provided to the customer to date. Certain contracts with customers at Midstream & Marketing and UGI Utilities contain minimum future performance obligations through 2047 and 2053, respectively. At September 30, 2021, Midstream & Marketing and UGI Utilities expect to record approximately $2.0 billion and $0.2 billion of revenues, respectively, related to the minimum future performance obligations over the remaining terms of the related contracts.
Note 5 — AmeriGas Merger, Acquisitions and Dispositions

Mountaineer Acquisition

On September 1, 2021, UGI completed the Mountaineer Acquisition in which UGI acquired all of the equity interests in Mountaineer, the largest natural gas distribution company in West Virginia, for a purchase price of $540, including the assumption of $140 principal amounts of long-term debt. The Mountaineer Acquisition was consummated pursuant to a purchase and sale agreement between UGI and the iCON Sellers and is consistent with our growth strategies, including expanding our core utility operations in the mid-Atlantic region. The Mountaineer Acquisition was funded with cash proceeds from the 2021 UGI Corporation Senior Credit Facility and cash on hand including proceeds from the issuance of Equity Units. Accounts associated with Mountaineer are included within our UGI Utilities reportable segment.

The Company has accounted for the Mountaineer Acquisition using the acquisition method. At September 30, 2021, the allocation of the purchase price is substantially complete but remains preliminary pending the finalization of the valuation of the net assets acquired, including the evaluation of certain acquired contracts, regulatory assets, and deferred income taxes, among others. The purchase price allocation will be finalized once these items have been resolved. Accordingly, the fair value estimates presented below relating to these items are subject to change within the measurement period not to exceed one year from the date of acquisition.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

The components of the preliminary Mountaineer purchase price allocations are as follows:

Assets acquired:
Cash and cash equivalents	$3
Accounts receivable	14
Inventories	41
Other current assets	21
Property, plant and equipment	397
Other noncurrent assets	48
Total assets acquired	$524

Liabilities assumed:
Short-term borrowings	$55
Accounts payable	20
Other current liabilities	52
Long-term debt	164
Pension and other postretirement benefit obligation	33
Deferred income taxes	26
Other noncurrent liabilities	29
Total liabilities assumed	$379
Goodwill	255
Net consideration transferred	$400

Mountaineer is a regulated entity which accounts for the financial effects of regulation in accordance with ASC 980. The effects of regulation can impact the fair value of certain assets and liabilities acquired, and as such, the measurement of the fair value of regulated property assets using the predecessor’s carrying value is generally accepted since regulation attaches to the assets and regulation is so pervasive that the regulation extends to the individual assets. In certain other instances where assets or liabilities are subject to rate recovery, we recorded fair value adjustments to such assets and liabilities as regulatory assets and liabilities.
The excess of the purchase price for the Mountaineer Acquisition over the fair values of the assets acquired and liabilities assumed has been reflected as goodwill, assigned to the UGI Utilities reportable segment. Goodwill is attributable to the assembled workforce of Mountaineer, planned customer growth and planned growth in rate base through continued investment in utility infrastructure. The goodwill recognized from the Mountaineer Acquisition is not expected to be deductible for income tax purposes.

The Company recognized $13 of direct transaction-related costs associated with the Mountaineer Acquisition during Fiscal 2021, which costs are reflected in “Operating and administrative expenses” on the 2021 Consolidated Statement of Income. The Mountaineer Acquisition did not have a material impact on the Company’s revenues or net income attributable to UGI for Fiscal 2021. In addition, the impact of the Mountaineer Acquisition on a pro forma basis as if the Mountaineer Acquisition had occurred on October 1, 2019 was not material to the Company’s revenues or net income for Fiscal 2021 and Fiscal 2020.

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

CMG Acquisition

On August 1, 2019, UGI through its wholly owned indirect subsidiary, Energy Services, completed the CMG Acquisition in which Energy Services acquired all of the equity interests in CMG and CMG’s approximately 47% interest in Pennant, for total cash consideration of $1,284. The CMG Acquisition was consummated pursuant to the CMG Acquisition Agreements. CMG and Pennant provide natural gas gathering and processing services through five discrete systems located in western Pennsylvania, eastern Ohio and the panhandle of West Virginia. The CMG Acquisition was consistent with our growth strategies, including expanding our midstream natural gas gathering and processing assets within the Marcellus and Utica Shale production regions.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
The Company has accounted for the CMG Acquisition using the acquisition method. The components of the final CMG purchase price allocations are as follows:

Assets acquired:
Accounts receivable	$10
Prepaid expenses and other current assets	1
Property, plant and equipment	614
Investment in Pennant	88
Intangible assets (a)	250
Total assets acquired	$963

Liabilities assumed:
Accounts payable	3
Total liabilities assumed	$3
Goodwill	324
Net consideration transferred (including working capital adjustments)	$1,284

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
The Company recognized $15 of direct transaction-related costs associated with the CMG Acquisition during Fiscal 2019, which costs are reflected in “Operating and administrative expenses” on the 2019 Consolidated Statement of Income. The CMG Acquisition did not have a material impact on the Company’s revenues or net income attributable to UGI for Fiscal 2019. In addition, the impact of the CMG Acquisition on a pro forma basis as if the CMG Acquisition had occurred on October 1, 2018 was not material to the Company’s revenues or net income for Fiscal 2019.
Other Acquisitions

During Fiscal 2021, UGI International acquired several LPG retail businesses and an energy marketing business in Europe. During Fiscal 2020, Energy Services acquired GHI, a Houston, Texas-based renewable natural gas company currently doing business in California. During Fiscal 2019, UGI International acquired several retail LPG distribution businesses, and Midstream & Marketing acquired a natural gas marketing business.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Total cash paid and liabilities incurred in connection with these acquisitions were as follows:

	2021	2020	2019
	UGI International	Midstream & Marketing	UGI International	Midstream & Marketing
Total cash paid	$18	$16	$49	$15
Liabilities incurred	—	7	—	—
Total purchase price	$18	$23	$49	$15

Acquisitions of Assets

During Fiscal 2019, Midstream & Marketing acquired 21 miles of natural gas gathering lines and related dehydration and compression equipment located in northern Pennsylvania for cash consideration of $20.

Disposals of Conemaugh and HVAC
Conemaugh. In July 2020, Energy Services, through a wholly owned subsidiary, entered into an agreement to sell its approximate 5.97% ownership interest in Conemaugh. As a result, the Company reduced the carrying amount of these assets to their fair values during the third quarter of Fiscal 2020 and recognized a non-cash, pre-tax impairment charge of $52 which amount is reflected in “Loss on disposals of Conemaugh and HVAC” on the 2020 Consolidated Statement of Income. The fair value of such assets was based upon the agreed upon sales price, and was determined to be a Level 2 measurement within the fair value hierarchy. The sale was completed on September 30, 2020.
HVAC. In September 2020, Enterprises entered into an agreement to sell its HVAC business. As a result, the Company reduced the carrying amount of these assets to their fair values during the fourth quarter of Fiscal 2020 and recognized a non-cash, pre-tax loss on disposal of $2 which amount is reflected in “Loss on disposals of Conemaugh and HVAC” on the 2020 Consolidated Statement of Income. The fair value of such assets was based upon the agreed upon sales price, and was determined to be a Level 2 measurement within the fair value hierarchy. The sale was completed on September 30, 2020.

Note 6 — Debt
Significant Financing Activities during Fiscal 2021

Mountaineer. As further described in Note 5, UGI acquired Mountaineer on September 1, 2021. Mountaineer has a credit facility agreement which provides for borrowings up to $100, with an option to increase the maximum borrowing capacity to $200. The credit facility agreement is scheduled to expire in November 2024, with the option to extend the maturity for two additional one-year periods. Borrowings under this credit facility agreement bear interest at (1) a prime rate plus a margin or (2) an adjusted LIBOR plus a margin. Such margin is dependent upon Mountaineer’s unsecured debt rating.

Mountaineer also has several unsecured senior notes and principal amounts which are due in full at maturity. Interest is payable on a semiannual basis in June and December for each of these senior notes. See “Long-term Debt” below for further information on these senior notes.

UGI Utilities, Inc.. On May 7, 2021, UGI Utilities, Inc. entered into a Note Purchase Agreement with a consortium of lenders. Pursuant to the Note Purchase Agreement, UGI Utilities, Inc. issued $100 aggregate principal amount of 1.59% Senior Notes due June 15, 2026 and $75 aggregate principal amount of 1.64% Senior Notes due September 15, 2026 in June and September 2021, respectively. These senior notes are unsecured and will rank equally with UGI Utilities Inc.’s existing outstanding senior debt. The net proceeds from these issuances were used to reduce short-term borrowings and for general corporate purposes.

UGI Corporation. On May 4, 2021, UGI amended the existing UGI Corporation Senior Credit Facility. The 2021 UGI Corporation Senior Credit Facility (1) extends the maturity date of the previous three-year $300 term loan included in the existing UGI Corporation Senior Credit Facility, which is now due in May 2025; and (2) includes a new four-year term loan commitment, which, effective June 9, 2021, was reduced from $300 to $215, pursuant to the terms of the 2021 UGI Corporation Senior Credit Facility. Proceeds from new term loan borrowings under the 2021 UGI Corporation Senior Credit Facility were used to finance a portion of the Mountaineer Acquisition and for general corporate purposes.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Borrowings on the new term loan under the 2021 UGI Corporation Senior Credit Facility bear interest subject to our election, at either (1) the associated prime rate plus a margin or (2) an adjusted LIBOR (or an alternate benchmark rate upon a transition away from LIBOR) plus a margin and are due in their entirety at the maturity date. The applicable margin on the new borrowings, which is dependent upon a ratio of consolidated net indebtedness to consolidated EBITDA, as defined, or UGI’s credit ratings, ranges from 0.125% to 1.50% if the prime rate option is elected and 1.125% to 2.50% if the LIBOR option is elected.
Credit Facilities and Short-term Borrowings

Information about the Company’s principal credit agreements (excluding the Energy Services Receivables Facility, which is discussed below) as of September 30, 2021 and 2020, is presented in the following table. Borrowings on these credit agreements bear interest at rates indexed to short-term market rates. Borrowings outstanding under these agreements (other than the 2021 UGI Corporation Senior Credit Facility and its predecessor agreement) are classified as “Short-term borrowings” on the Consolidated Balance Sheets.

	Expiration Date	Total Capacity	Borrowings Outstanding	Letters of Credit and Guarantees Outstanding	Available Borrowing Capacity	Weighted Average Interest Rate - End of Year
September 30, 2021
AmeriGas OLP (a)	December 2022	$600	$170	$60	$370	2.58%
UGI International, LLC (b)	October 2023	€300	€—	€—	€300	N.A.
Energy Services (c)	March 2025	$260	$—	$—	$260	N.A.
UGI Utilities, Inc. (d)	June 2024	$350	$130	$—	$220	1.35%
Mountaineer (e)	November 2024	$100	$67	$—	$33	N.M.
UGI Corporation (f)	August 2024	$300	$185	$—	$115	3.27%
September 30, 2020
AmeriGas OLP (a)	December 2022	$600	$186	$62	$352	2.61%
UGI International, LLC (b)	October 2023	€300	€—	€—	€300	N.A.
Energy Services (c)	March 2025	$260	$—	$—	$260	N.A.
UGI Utilities, Inc. (d)	June 2024	$350	$141	$—	$209	1.12%
UGI Corporation (f)	August 2024	$300	$300	$—	$—	2.41%
(a)The AmeriGas OLP Credit Agreement includes a $150 sublimit for letters of credit.
(b)The UGI International Credit Facilities Agreement permits UGI International, LLC to borrow in euros or dollars. UGI International repaid all borrowings outstanding on this facility in September 2020.
(c)The Energy Services Credit Agreement includes a $50 sublimit for letters of credit and is guaranteed by certain subsidiaries of Energy Services. This credit agreement is collateralized by substantially all of the assets of Energy Services, subject to certain exceptions and carveouts including, but not limited to, accounts receivables and certain real property.
(d)UGI Utilities, Inc. Credit Agreement includes a $100 sublimit for letters of credit.
(e)The Mountaineer Credit Agreement includes a $20 sublimit for letters of credit.
(f)At September 30, 2021 and 2020, management intended to maintain a substantial portion of amounts outstanding under the 2021 UGI Corporation Senior Credit Facility and its predecessor agreement beyond twelve months from the respective balance sheet dates. As such, borrowings outstanding are classified as “Long-term debt” on the Consolidated Balance Sheets. In October 2021 and 2020, the Company repaid $70 and $30, respectively, of such borrowings and classified these repayments as “Current maturities of long-term debt” on the Consolidated Balance Sheet. The 2021 UGI Corporation Senior Credit Facility includes a $10 sublimit for letters of credit.
N.A. - Not applicable
N.M. - Not meaningful

Energy Services Receivables Facility. Energy Services has a Receivables Facility with an issuer of receivables-backed commercial paper currently scheduled to expire in October 2022. The Receivables Facility, as amended, provides Energy Services with the ability to borrow up to $150 of eligible receivables during the period November to April, and up to $75 of

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
eligible receivables during the period May to October. Energy Services uses the Receivables Facility to fund working capital, margin calls under commodity futures contracts, capital expenditures, dividends and for general corporate purposes.

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

Information regarding the amounts of trade receivables transferred to ESFC and the amounts sold to the bank are as follows:

	2021	2020	2019
Trade receivables transferred to ESFC during the year	$1,353	$1,046	$1,373
ESFC trade receivables sold to the bank during the year	$308	$182	$179
ESFC trade receivables - end of year (a)	$61	$50	$55
(a)At September 30, 2021 there were no ESFC trade receivables sold to the bank. At September 30, 2020, the amounts of ESFC trade receivables sold to the bank was $19, and is reflected as “Short-term borrowings” on the Consolidated Balance Sheets.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Long-term Debt

Long-term debt comprises the following at September 30:

	2021	2020
AmeriGas Propane:
AmeriGas Partners Senior Notes:
5.50% due May 2025	$700	$700
5.875% due August 2026	675	675
5.625% due May 2024	675	675
5.75% due May 2027	525	525
Other	1	5
Unamortized debt issuance costs	(16)	(20)
Total AmeriGas Propane	2,560	2,560
UGI International:
3.25% Senior Notes due November 2025	405	410
UGI International, LLC variable-rate term loan due October 2023 (a)	347	352
Other	23	23
Unamortized debt issuance costs	(5)	(7)
Total UGI International	770	778
Midstream & Marketing:
Energy Services variable-rate term loan due through August 2026 (b)	684	691
Other	42	41
Unamortized discount and debt issuance costs	(10)	(12)
Total Energy Services	716	720
UGI Utilities:
Senior Notes:
4.12%, due September 2046	200	200
4.98%, due March 2044	175	175
3.12% due April 2050	150	150
4.55%, due February 2049	150	150
4.12%, due October 2046	100	100
6.21%, due September 2036	100	100
2.95%, due June 2026	100	100
1.59% due June 2026	100	—
1.64% due September 2026	75	—
Medium-Term Notes:
6.13%, due October 2034	20	20
6.50%, due August 2033	20	20
Mountaineer senior notes (c)	164	—
Variable-rate term loan due through October 2022 (d)	102	108
Other	1	3
Unamortized debt issuance costs	(6)	(5)
Total UGI Utilities	1,451	1,121
UGI Corporation:
UGI Corporation revolving credit facility maturing August 2024 (e)	185	300
UGI Corporation variable-rate term loan due May 2025 (f)	300	300
UGI Corporation variable-rate term loan due through August 2024 (g)	250	250
UGI Corporation variable-rate term loan due May 2025 (h)	215	—
Unamortized debt issuance costs	(5)	(3)
Total UGI Corporation	945	847
Other	7	8
Total long-term debt	6,449	6,034
Less: current maturities	(110)	(53)
Total long-term debt due after one year	$6,339	$5,981

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
(a)At September 30, 2021 and 2020, the effective interest rates on the term loan were 1.89% and 2.04%, respectively. We have entered into pay fixed, receive variable interest rate swaps to effectively fix the underlying variable rate on these borrowings.
(b)At September 30, 2021 and 2020, the effective interest rates on the term loan were 5.23% and 5.30%, respectively. We have entered into a pay-fixed, receive variable interest rate swap to effectively fix the underlying variable rate on these borrowings. Term loan borrowings are due in equal quarterly installments of $2, with the balance of the principal being due in full at maturity. Under certain circumstances, Energy Services is required to make additional principal payments if the consolidated total leverage ratio, as defined, is greater than defined thresholds. This term loan is collateralized by substantially all of the assets of Energy Services, subject to certain exceptions and carveouts including, but not limited to, accounts receivable and certain real property.
(c)As a result of the Mountaineer Acquisition, total long-term debt at September 30, 2021, includes $140 of Mountaineer senior secured notes (including unamortized premium of $24). The face interest rates on the Mountaineer senior notes range from 3.50% to 4.41%, with maturities ranging from 2027 to 2034.
(d)The effective interest rate on this term loan was 4.00% at both September 30, 2021 and 2020. We have entered into a pay-fixed, receive variable interest rate swap to effectively fix the underlying variable rate on these borrowings. Term loan borrowings are due in equal quarterly installments of $2, with the balance of the principal being due in full at maturity.
(e)At September 30, 2021 and 2020, the effective interest rates on credit facility borrowings were 3.27% and 2.41%, respectively. We have entered into pay-fixed, receive variable interest rate swaps to effectively fix the underlying variable rate on a portion of these borrowings.
(f)At September 30, 2021 and 2020, the effective interest rate on this term loan 3.26% and 3.51%, respectively. We have entered into pay-fixed, receive variable interest rate swaps to effectively fix the underlying variable rate on these borrowings.
(g)At September 30, 2021 and 2020, the effective interest rates on this term loan were 3.56% and 3.50%, respectively. We have entered into pay-fixed, receive variable interest rate swaps to effectively fix the underlying variable rate on a portion of these borrowings. Term loan borrowings are due in equal quarterly installments of $9, commencing December 2022, with the balance of the principal being due in full at maturity.
(h)At September 30, 2021, the effective interest rate on this term loan 1.88%. We have entered into pay-fixed, receive variable interest rate swaps to effectively fix the underlying variable rate on these borrowings.

Scheduled principal repayments of long-term debt for each of the next five fiscal years ending September 30 are as follows:

	2022	2023	2024	2025	2026
AmeriGas Propane	$1	$—	$675	$700	$675
UGI International	21	2	347	—	405
Midstream & Marketing	10	7	7	7	656
UGI Utilities	7	96	—	—	275
UGI Corporation (a)	70	38	327	515	—
Other	1	6	—	—	—
Total	$110	$149	$1,356	$1,222	$2,011

(a) In October 2021, the Company repaid $70 of borrowings on the UGI Corporation revolving credit facility maturing August 2024. Such repayments are classified as “Current maturities of long-term debt” on the 2021 Consolidated Balance Sheet.

Restrictive Covenants

Our long-term debt and credit facility agreements generally contain customary covenants and default provisions which may include, among other things, restrictions on the incurrence of additional indebtedness and also restrict liens, guarantees, investments, loans and advances, payments, mergers, consolidations, asset transfers, transactions with affiliates, sales of assets, acquisitions and other transactions. These agreements contain standard provisions which require compliance with certain financial ratios. UGI and its subsidiaries were in compliance with all debt covenants as of September 30, 2021.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Restricted Net Assets

At September 30, 2021, the amount of net assets of UGI’s consolidated subsidiaries that were restricted from transfer to UGI under debt agreements, subsidiary partnership agreements and regulatory requirements under foreign laws totaled approximately $2,500.

Note 7 — Income Taxes
Income before income taxes comprises the following:

	2021	2020	2019
Domestic	$647	$424	$330
Foreign	1,342	243	71
Total income before income taxes	$1,989	$667	$401

The provisions for income taxes consist of the following:

	2021	2020	2019
Current expense (benefit):
Federal	$(48)	$(85)	$52
State	7	4	14
Foreign	85	70	70
Total current (benefit) expense	44	(11)	136
Deferred expense (benefit):
Federal	168	135	3
State	48	19	4
Foreign	262	(8)	(50)
Total deferred expense (benefit)	478	146	(43)
Total income tax expense	$522	$135	$93

Federal income taxes for Fiscal 2019 are net of foreign tax credits of $10. There were no foreign tax credits utilized in Fiscal 2021 or Fiscal 2020.
A reconciliation from the U.S. federal statutory tax rate to our effective tax rate is as follows:

	2021	2020	2019
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Difference in tax rate due to:
Effect of U.S. tax legislation	(0.8)	(4.7)	0.2
Effect of tax rate changes - International	(1.3)	0.3	(0.5)
Noncontrolling interests not subject to tax	—	—	(2.7)
State income taxes, net of federal benefit	1.9	2.8	3.6
Valuation allowance adjustments	1.0	—	—
Effects of foreign operations	4.6	1.3	1.8
Excess tax benefits on share-based payments	(0.1)	(0.2)	(1.0)
Other, net	(0.1)	(0.3)	0.7
Effective tax rate	26.2%	20.2%	23.1%

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
In February 2021, tax legislation was enacted in Italy which allowed the Company to align book basis with tax basis on certain assets in exchange for paying a three percent substitute tax payment payable in three annual installments. This election resulted in a $23 net benefit in Fiscal 2021 which will result in incremental tax basis that will be deductible in future periods.

On March 27, 2020 the CARES Act was enacted into law. The primary impact of the legislation was the change in federal net operating loss carryback rules which allowed the Company’s U.S. federal tax losses generated in Fiscal 2021 and Fiscal 2020 to be carried back to Fiscal 2016 and Fiscal 2015. The carryback of our Fiscal 2021 and Fiscal 2020 U.S. federal tax losses from a 21% rate environment to offset taxable income in Fiscal 2016 and Fiscal 2015 in a 35% rate environment generated incremental benefits of $15 and $32, respectively. A $90 refund claim for the Fiscal 2020 carryback to Fiscal 2015 was filed and remains outstanding from the IRS. The Fiscal 2021 carryback to Fiscal 2016 will generate an expected $38 refund. Both are included in “Income taxes receivable” on the Consolidated Balance Sheet at September 30, 2021. On July 20, 2020, the Treasury Department issued final regulations under IRC Section 951A permitting a taxpayer to elect to exclude, from its inclusion of GILTI, income subject to a high effective rate of foreign tax. The impact of these final regulations reduced U.S. tax of foreign source income in Fiscal 2021 and Fiscal 2020.

Our effective tax rate is subject to the impact of changes to the taxation of foreign source income made by the TCJA and the high tax exception regulations issued in July 2020. Income tax expense for Fiscal 2021, Fiscal 2020 and Fiscal 2019 includes $8, $0 and $2, respectively, of GILTI taxes that are treated as current period costs and carry no related deferred taxes.
Pennsylvania and West Virginia utility ratemaking practices permit the flow through to ratepayers of state tax benefits resulting from accelerated tax depreciation. For Fiscal 2021, Fiscal 2020 and Fiscal 2019, the beneficial effects of state tax flow through of accelerated depreciation reduced income tax expense by $9, $11, and $7, respectively.
Deferred tax liabilities (assets) comprise the following at September 30:

	2021	2020
Excess book basis over tax basis of property, plant and equipment	$937	$830
Utility regulatory assets	105	112
Intangible assets and goodwill	77	107
Derivative instrument assets	322	—
Other	36	32
Gross deferred tax liabilities	1,477	1,081

Investment in AmeriGas Partners	(102)	(216)
Pension plan liabilities	(29)	(48)
Employee-related benefits	(45)	(46)
Operating loss carryforwards	(53)	(34)
Foreign tax credit carryforwards	(79)	(81)
Utility regulatory liabilities	(102)	(94)
Derivative instrument liabilities	—	(26)
Utility environmental liabilities	(16)	(16)
Other	(107)	(54)
Gross deferred tax assets	(533)	(615)
Deferred tax assets valuation allowance	138	105
Net deferred tax liabilities	$1,082	$571
At September 30, 2021, we carried foreign net operating loss carryforwards of $10 and $19 principally relating to Flaga and certain subsidiaries of UGI France, with no expiration dates and $5 in the Netherlands expiring in 2027. We have state net operating loss carryforwards primarily relating to certain subsidiaries that approximate $606 and expire through 2041. We also have federal operating loss carryforwards of $24 for Mountaintop Energy Holding, LLC and $7 for certain operations of AmeriGas Propane. At September 30, 2021, deferred tax assets relating to operating loss carryforwards amounted to $52 related to various UGI subsidiaries.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Valuation allowances against deferred tax assets exist for foreign tax credit carryforwards, net operating loss carryforwards of foreign subsidiaries, capital loss carryforwards and a notional interest deduction. The valuation allowance for all deferred tax assets increased by $33 in Fiscal 2021, which included a $30 increase related to future capital losses from the PennEast and Hudson investments, and a $10 increase in a notional interest deduction carryover, partially offset by the release of $10 against FTC’s that will be realizable in the future.
The valuation allowance for all deferred tax assets decreased by $14 in Fiscal 2020 largely related to a $16 increase in a notional interest deduction carryover.
We conduct business and file tax returns in the U.S., numerous states, local jurisdictions and in France and certain other European countries. Our U.S. federal income tax returns are settled through the 2017 tax year, our French tax returns are settled through the 2017 tax year, our Austrian tax returns are settled through 2016 and our other European tax returns are effectively settled for various years from 2013 to 2018. State and other income tax returns in the U.S. are generally subject to examination for a period of three to five years after the filing of the respective returns.
The Company’s unrecognized tax benefits including amounts related to accrued interest, which if subsequently recognized would be recorded as a benefit to income taxes, amounted to $4, $4, and $11 at September 30, 2021, 2020 and 2019, respectively. Activity related to these unrecognized tax benefits was not material for all periods presented.

Note 8 — Employee Retirement Plans
Defined Benefit Pension and Other Postretirement Plans
The U.S. Pension Plans consist of (1) a defined benefit pension plan for employees hired prior to January 1, 2009, of UGI, UGI Utilities, Inc., and certain of UGI’s other domestic wholly owned subsidiaries and (2) a defined benefit pension plan for substantially all Mountaineer employees. U.S. Pension Plans’ benefits are based on years of service, age and employee compensation. In addition, certain UGI International employees in France and Belgium are covered by defined benefit pension and postretirement plans. Although the disclosures in the tables below include amounts related to the UGI International plans, such amounts are not material.
We also provide postretirement health care benefits to certain retirees and postretirement life insurance benefits to certain U.S. active and retired employees. The ABO of our other postretirement benefit plans was $31 and $24 as of September 30, 2021 and 2020, respectively. The fair value of the plan assets of our other postretirement benefit plans was $19 and $17 as of September 30, 2021 and 2020, respectively.
The following table provides a reconciliation of the PBOs of our pension plans (the U.S. Pension Plans and the UGI International pension plans), plan assets, and the related funded status of our pension plans as of September 30, 2021 and 2020. ABO is the present value of benefits earned to date with benefits based upon current compensation levels. PBO is ABO increased to reflect estimated future compensation.

	Pension Benefits
	2021	2020
Change in benefit obligations:
Benefit obligations — beginning of year	$782	$750
Service cost	12	11
Interest cost	22	23
Actuarial (gain) loss	(30)	27
Plan amendments	2	—
Acquisitions	114	—
Curtailments	—	(2)
Foreign currency (gain) loss	(1)	3
Benefits paid	(31)	(30)
Benefit obligations — end of year (a)	$870	$782
Change in plan assets:

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

	Pension Benefits
	2021	2020
Fair value of plan assets — beginning of year	$585	$547
Actual gain on plan assets	75	53
Foreign currency	—	1
Employer contributions	14	13
Acquisitions	92	—
Benefits paid	(30)	(29)
Fair value of plan assets — end of year	$736	$585
Funded status of the plans — end of year (b)	$(134)	$(197)
Amounts recorded in UGI Corporation stockholders’ equity (pre-tax):
Prior service cost	$3	$1
Net actuarial loss	13	24
Total	$16	$25
Amounts recorded in regulatory assets and liabilities (pre-tax):
Net actuarial loss	108	174
Total	$108	$174
(a)    The ABO for the U.S. Pension Plans was $756 and $687 as of September 30, 2021 and 2020, respectively.
(b)    Amounts are reflected in “Other noncurrent liabilities” on the Consolidated Balance Sheets.

In Fiscal 2021 and Fiscal 2020, the change in the pension plans’ PBO due to actuarial gains and losses is principally the result of changes in discount rates. In Fiscal 2022, the estimated amount that will be amortized from UGI Stockholders’ equity and regulatory assets into net periodic benefit cost is approximately $7, the majority of which represents net actuarial losses, primarily associated with the U.S. Pension Plans.
Actuarial assumptions for our U.S. Pension Plans are described below. The discount rate assumption was determined by selecting a hypothetical portfolio of high quality corporate bonds appropriate to provide for the projected benefit payments of the plans. The discount rate was then developed as the single rate that equates the market value of the bonds purchased to the discounted value of the plans’ benefit payments. The expected rate of return on assets assumption is based on current and expected asset allocations as well as historical and expected returns on various categories of plan assets (as further described below).

	Pension Plans
	2021	2020	2019
Weighted-average assumptions:
Discount rate – benefit obligations	3.13%	2.90%	3.30%
Discount rate – benefit cost	2.90%	3.30%	4.40%
Expected return on plan assets	7.10%	7.20%	7.30%
Rate of increase in salary levels	3.25%	3.25%	3.25%

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

	Pension Benefits
	2021	2020	2019
Service cost	$12	$11	$10
Interest cost	22	23	27
Expected return on assets	(40)	(38)	(36)
Curtailment gain	—	(1)	—
Amortization of:
Prior service cost	—	1	—
Actuarial loss	14	15	8
Net cost	$8	$11	$9

It is our general policy to fund amounts for U.S. Pension Plans benefits equal to at least the minimum required contribution set forth in applicable employee benefit laws. From time to time, we may, at our discretion, contribute additional amounts. During Fiscal 2021, Fiscal 2020 and Fiscal 2019, we made cash contributions to the U.S. Pension Plans of $13, $13 and $12, respectively. The minimum required contributions in Fiscal 2022 are not expected to be material.
UGI Utilities, Inc. has established a VEBA trust to pay certain retiree health care and life insurance benefits by depositing into the VEBA the annual amount of postretirement benefits costs, if any. Assets associated with the VEBA are not material and we do not expect to be required to make any contributions to the VEBA during Fiscal 2022.
Expected payments for postretirement benefits over the next 10 years are not material. Expected payments for pension benefits are as follows:

Pension Benefits
Fiscal 2022	$36
Fiscal 2023	$36
Fiscal 2024	$41
Fiscal 2025	$41
Fiscal 2026	$43
Fiscal 2027 - 2031	$230
We also sponsor unfunded and non-qualified supplemental executive defined benefit retirement plans. At September 30, 2021 and 2020, the PBOs of these plans, including obligations for amounts held in grantor trusts, totaled $57 and $59, respectively. Costs associated with these plans were not material for all periods presented and are excluded from the tables above. Amounts recorded in UGI’s stockholders’ equity for these plans include pre-tax losses of $10 and $12 at September 30, 2021 and 2020, respectively, principally representing unrecognized actuarial losses. In Fiscal 2022, the estimated amount that will be amortized from such pre-tax actuarial losses into retiree benefit cost is not material. During Fiscal 2021, the Company made $12 of payments for the supplemental executive defined benefit retirement plans. During Fiscal 2020 and Fiscal 2019, the payments the Company made with respect to the supplemental executive defined benefit retirement plans were not material. The total fair value of the grantor trust investment assets associated with the supplemental executive defined benefit retirement plans, which are included in “Other assets” on the Consolidated Balance Sheets, totaled $44 and $35 at September 30, 2021 and 2020, respectively.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
U.S. Pension Plans’ Assets
The assets of the U.S. Pension Plans are held in trust. The investment policies and asset allocation strategies for the assets in these trusts are determined by an investment committee comprising certain members of UGI’s senior management. The overall investment objective is to minimize projected funded status volatility by more closely aligning the duration of the U.S. Pension Plans’ fixed income portfolio to the duration of its liabilities. The proportion of plan assets allocated to fixed income investments will increase as the funded status increases. Investments are made principally in common collective trust funds that consist of equity index investments, bond index investments and short-term investments, and, to a much less extent, UGI Common Stock.
The targets and actual allocations for the U.S. Pension Plans’ trust assets at September 30 are as follows:

	Actual		Target Asset Allocation (b)
	2021	2020	2021	2020
Equity investments:
U.S. equities	22.2%	26.5%	25.3%	29.0%
Non-U.S. equities	21.7%	25.0%	21.4%	24.5%
Global equities (a)	16.0%	12.3%	13.1%	11.5%
Total	59.9%	63.8%	59.8%	65.0%
Fixed income funds & cash equivalents	36.4%	36.2%	34.4%	35.0%
Alternative investments	3.7%	—%	5.8%	—%
Total	100.0%	100.0%	100.0%	100.0%
(a)    Comprises investment funds that consist of a mix of U.S. and Non-U.S. equity securities.
(b)    There is a permitted range for the allocation of the trust assets for the U.S. Pension Plans, excluding the defined benefit pension plan for Mountaineer employees, which is 5% less than and greater than the target allocation.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Common collective trust funds in the U.S. Pension Plans primarily include investments in U.S., Non-U.S. and global (a mix of U.S. and Non-U.S.) equities, fixed income and short-term investments. The fair values of common collective trust funds and cash equivalents are valued at the NAV of units of the collective trusts. The NAVs, as provided by the trustee, are used as a practical expedient to estimate fair value based on the fair values of the underlying investments held by the funds less their liabilities. The fair values of the U.S. Pension Plans trust assets by asset class as of September 30, 2021 and 2020 are as follows:

	2021	2020
U.S. Pension Plans:
Domestic equity investments:
UGI Corporation Common Stock	$35	$27
Total domestic equity investments (a)	35	27
Common collective trust funds:
U.S. equity index investments	124	123
Non-U.S. equity index investments	155	141
Global equity index investments	115	70
Bond index investments	254	200
Cash equivalents	7	5
Total common collective trust funds (b)	655	539
Alternative investments (b)	27	—
Total	$717	$566

(a)    Level 1 investments within the fair value hierarchy
(b)    Assets measured at NAV and therefore excluded from the fair value hierarchy.

The expected long-term rates of return on U.S. Pension Plans’ trust assets have been developed using a best estimate of expected returns, volatilities and correlations for each asset class. The estimates are based on historical capital market performance data and future expectations provided by independent consultants. Future expectations are determined by using simulations that provide a wide range of scenarios of future market performance. The market conditions in these simulations consider the long-term relationships between equities and fixed income as well as current market conditions at the start of the simulation. The expected rate begins with a risk-free rate of return with other factors being added such as inflation, duration, credit spreads and equity risk premiums. The rates of return derived from this process are applied to our target asset allocation to develop a reasonable return assumption.
Defined Contribution Plans
We sponsor 401(k) savings plans for eligible employees of UGI and certain of UGI’s domestic subsidiaries. Generally, participants in these plans may contribute a portion of their compensation on either a before-tax basis, or on both a before-tax and after-tax basis. These plans also provide for employer matching contributions at various rates. The cost of benefits under the savings plans totaled $21 in Fiscal 2021, $21 in Fiscal 2020 and $19 in Fiscal 2019. The Company also sponsors certain nonqualified supplemental defined contribution executive retirement plans. These plans generally provide supplemental benefits to certain executives that would otherwise be provided under retirement plans but are prohibited due to limitations imposed by the IRC. The Company makes payments to self-directed grantor trusts with respect to these supplemental defined contribution plans. Such payments during Fiscal 2021, Fiscal 2020 and Fiscal 2019 were not material. At September 30, 2021 and 2020, the total fair values of these grantor trust investment assets, which amounts are included in “Other assets” on the Consolidated Balance Sheets, were $9 and $7, respectively.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Note 9 — Utility Regulatory Assets and Liabilities and Regulatory Matters
The following regulatory assets and liabilities associated with our UGI Utilities reportable segment are included in our Consolidated Balance Sheets at September 30:

	2021	2020
Regulatory assets (a):
Income taxes recoverable	$143	$124
Underfunded pension and postretirement plans	108	175
Environmental costs	58	61
Deferred fuel and power costs	11	—
Removal costs, net	24	26
Other	53	11
Total regulatory assets	$397	$397
Regulatory liabilities (a):
Postretirement benefit overcollections	$13	$13
Deferred fuel and power refunds	36	29
State income tax benefits — distribution system repairs	32	28
PAPUC Temporary Rates Order	—	7
Excess federal deferred income taxes	287	274
Other	20	2
Total regulatory liabilities	$388	$353
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
Environmental costs. Environmental costs principally represent estimated probable future environmental remediation and investigation costs that Gas Utility expects to incur, primarily at MGP sites in Pennsylvania, in conjunction with a remediation COA with the PADEP. Pursuant to base rate orders, Gas Utility receives ratemaking recognition of its estimated environmental investigation and remediation costs associated with its environmental sites. This ratemaking recognition balances the accumulated difference between historical costs and rate recoveries with an estimate of future costs associated with the sites. The period over which Gas Utility expects to recover these costs will depend upon future remediation activity. For additional information on environmental costs, see Note 17.
Removal costs, net. This regulatory asset represents costs incurred, net of salvage, associated with the retirement of depreciable utility plant. As required by PAPUC ratemaking, removal costs include actual costs incurred associated with asset retirement obligations. Consistent with prior ratemaking treatment, UGI Utilities, Inc. expects to recover these costs over five years.

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
Deferred fuel and power refunds. UGI Utilities’ tariffs contain clauses that permit recovery of all prudently incurred purchased gas and power costs through the application of PGC rates, PGA rates and DS tariffs. These clauses provide for periodic adjustments to PGC, PGA and DS rates for differences between the total amount of purchased gas and electric generation supply costs collected from customers and recoverable costs incurred. Net undercollected costs are classified as a regulatory asset and net overcollections are classified as a regulatory liability.
Gas Utility uses derivative instruments to reduce volatility in the cost of gas it purchases for retail core-market customers. Realized and unrealized gains or losses on natural gas derivative instruments are included in deferred fuel and power costs or refunds. Net unrealized gains (losses) on such contracts at September 30, 2021 and 2020 were $35 and $8, respectively.
State income tax benefits — distribution system repairs. This regulatory liability represents Pennsylvania state income tax benefits, net of federal benefit, resulting from the deduction for income tax purposes of repair and maintenance costs associated with UGI Utilities, Inc.’s assets that are capitalized for regulatory and U.S. GAAP reporting. The tax benefits associated with these repair and maintenance deductions will be reflected as a reduction to income tax expense over the remaining tax lives of the related book assets.
PAPUC Temporary Rates Order. On May 17, 2018, the PAPUC ordered each regulated utility currently not in a general base rate case proceeding, including Gas Utility, to reduce their rates to credit customers any tax savings as a result of the TCJA through the establishment of a negative surcharge. These negative surcharges applied to bills rendered on or after July 1, 2018 and remained in effect until October 11, 2019, the effective date of Gas Utility’s new base rates, subject to a final reconciliation of any over- or under-crediting of the tax savings. The remaining regulatory liability was returned to customers through an additional temporary negative surcharge from January 1, 2021 through October 10, 2021

In its May 17, 2018 Order, the PAPUC also required Pennsylvania utilities to establish a regulatory liability for tax benefits that accrued during the period January 1, 2018 through June 30, 2018, resulting from the reduced federal tax rate. The rate treatment of this regulatory liability was addressed in Gas Utility’s base rate proceeding filed January 28, 2019 (see “Base Rate Filings” below for further information).

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
Other. Other regulatory assets and liabilities comprise a number of deferred items including, among others, certain fair value adjustments related to the Mountaineer Acquisition incremental expenses attributable to the ongoing COVID-19 pandemic, certain information technology costs, energy efficiency conservation costs and rate case expenses.
Other Regulatory Matters
Base Rate Filings. On February 8, 2021, Electric Utility filed a rate request with the PAPUC to increase its annual base distribution revenues by $9. On October 28, 2021, the PAPUC issued a final Order approving a settlement that permitted Electric Utility, effective November 9, 2021, to increase its base distribution revenues by $6.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
On January 28, 2020, Gas Utility filed a request with the PAPUC to increase its annual base distribution operating revenues by $75 annually. On October 8, 2020, the PAPUC issued a final Order approving a settlement that permits Gas Utility to increase its annual base distribution rates by $20, through a phased approach, with $10 beginning January 1, 2021 and an additional $10 beginning July 1, 2021. Additionally, Gas Utility was authorized to implement a DSIC once Gas Utility total property, plant and equipment less accumulated depreciation reaches $2,875. This threshold was achieved in December 2020 and Gas Utility implemented a DSIC effective April 1, 2021. The PAPUC’s final Order also includes enhanced COVID-19 customer assistance measures, including the establishment of an Emergency Relief Program for a defined set of payment troubled customers (“ERP”). Additionally, the PAPUC’s final order permits Gas Utility to establish a regulatory asset for certain incremental expenses attributable to the ongoing COVID-19 pandemic, most notably expenses related to the ERP and uncollectible accounts expense, through the effective date of rates in the next Gas Utility base rate case, to be recovered and amortized over a 10-year period. In accordance with the terms of the Joint Petition, Gas Utility is not be permitted to file a rate case prior to January 1, 2022.

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

Note 10 — Inventories
Inventories comprise the following at September 30:

	2021	2020
Non-utility LPG and natural gas	$278	$164
Utility natural gas	68	20
Energy certificates	53	3
Materials, supplies and other	70	54
Total inventories	$469	$241

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Note 11 — Property, Plant and Equipment
Property, plant and equipment comprise the following at September 30:

	2021	2020	Estimated Useful Life
Utility:
Distribution	$4,306	$3,630
Transmission	111	111
General and other	507	425
Work in process	98	99
Total Utility	5,022	4,265

Non-utility:
Land	186	191
Buildings and improvements	436	431	10 - 40 years
Transportation equipment	232	248	3 - 10 years
Equipment, primarily cylinders and tanks	3,785	3,712	5 - 30 years
Electric generation	211	211	25 - 40 years
Pipeline and related assets	1,218	1,098	25 - 40 years
Other	342	306	1 - 12 years
Work in process	76	196
Total non-utility	6,486	6,393
Total property, plant and equipment	$11,508	$10,658

The average composite depreciation rates at our regulated natural gas utilities (inclusive of Gas Utility and Mountaineer) and Electric Utility were as follows:

	2021	2020	2019
Regulated natural gas utilities	2.6%	2.5%	2.2%
Electric Utility	2.3%	2.2%	2.1%

Depreciation expense totaled $437, $416 and $389 for Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively.

Note 12 — Goodwill and Intangible Assets
Changes in the carrying amount of goodwill by reportable segment are as follows:

	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Total
Balance September 30, 2019	$2,004	$930	$340	$182	$3,456
Dispositions	—	—	(5)	—	(5)
Purchase accounting adjustments	—	(2)	—	—	(2)
Foreign currency translation	—	69	—	—	69
Balance September 30, 2020	2,004	997	335	182	3,518
Acquisitions	—	6	—	255	261
Purchase accounting adjustments	—	—	1	—	1
Foreign currency translation	—	(10)	—	—	(10)
Balance September 30, 2021	$2,004	$993	$336	$437	$3,770

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

Intangible assets comprise the following at September 30:

	2021	2020
Customer relationships	$1,054	$1,083
Trademarks and tradenames	12	12
Noncompete agreements and other	75	76
Accumulated amortization	(607)	(543)
Intangible assets, net (definite-lived)	534	628
Trademarks and tradenames (indefinite-lived)	49	49
Total intangible assets, net	$583	$677

Changes in amounts above include the effects of currency translation. During the fourth quarter of Fiscal 2021, the Company recognized a $20 non-cash, pre-tax impairment charge related to a customer relationship intangible at DVEP resulting from a decline in anticipated volumes attributable to a historical customer. The charge is reflected in “Operating and administrative expenses” on the Consolidated Statements of Income.

Amortization expense of intangible assets was $76, $83 and $59 for Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively. Estimated amortization expense of intangible assets during the next five fiscal years is as follows: Fiscal 2022 — $61; Fiscal 2023 — $57; Fiscal 2024 — $55; Fiscal 2025 — $53; Fiscal 2026 — $52.

Note 13 — Equity
On January 25, 2018, UGI’s Board of Directors authorized the repurchase of up to 8,000,000 shares of UGI Corporation Common Stock over a four-year period. Pursuant to these authorizations, during Fiscal 2020 and Fiscal 2019, the Company purchased and placed in treasury stock 950,000 and 300,000 shares at a total cost of $38 and $17, respectively. There were no such repurchases during Fiscal 2021.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
UGI Preferred Stock and Common Stock share activity for Fiscal 2021, Fiscal 2020 and Fiscal 2019 is as follows:

	Preferred Stock	Common Stock
	Issued/Outstanding	Issued	Treasury	Outstanding
Balance at September 30, 2018	—	174,142,997	(394,022)	173,748,975
Issued:
Employee and director plans	—	548,285	430,847	979,132
AmeriGas Merger	—	34,612,847	—	34,612,847
Sale of reacquired common stock	—	—	15,759	15,759
Repurchases of common stock	—	—	(300,000)	(300,000)
Reacquired common stock – employee and director plans	—	—	(51,924)	(51,924)
Balance at September 30, 2019	—	209,304,129	(299,340)	209,004,789
Issued:
Employee and director plans	—	209,915	180,050	389,965
Repurchases of common stock	—	—	(950,000)	(950,000)
Reacquired common stock – employee and director plans	—	—	(90,316)	(90,316)
Balance at Balance at September 30, 2020	—	209,514,044	(1,159,606)	208,354,438
Issued:
Equity Unit offering	220,000	—	—	—
Employee and director plans	—	329,252	554,315	883,567
Reacquired common stock – employee and director plans	—	—	(21,870)	(21,870)
Balance at September 30, 2021	220,000	209,843,296	(627,161)	209,216,135
UGI also has 5,000,000 shares of UGI Series Preference Stock authorized for issuance. UGI had no shares of UGI Series Preference Stock outstanding at September 30, 2021 or 2020.

Issuance of Equity Units
On May 25, 2021, the Company issued 2.2 million Equity Units with a total notional value of $220. Each Equity Unit has a stated amount of $100 and consists of i) a 10% undivided beneficial ownership interest in one share of Convertible Preferred Stock with a liquidation preference of $1,000 per share and ii) a 2024 Purchase Contract. The Company received approximately $213 of proceeds from the issuance of the Equity Units, net of offering expenses and underwriting costs and commissions, and issued 220,000 shares of Convertible Preferred Stock, recording $213 in “Preferred stock” on the accompanying Consolidated Balance Sheet. The proceeds were used to pay a portion of the purchase price for the Mountaineer Acquisition and related fees and expenses, and for general corporate purposes.

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

The Convertible Preferred Stock has no maturity date and will remain outstanding unless converted by holders or redeemed by the Company. The Company has the option to redeem all or a portion of the Convertible Preferred Stock at any time, and from time to time, on or after September 3, 2024, for cash at a redemption price equal to the liquidation preference of the Convertible Preferred Stock being redeemed plus any accumulated and unpaid dividends. Each share of Convertible Preferred Stock may be converted at the option of the holders on and after June 1, 2024, only after it has been separated from the Equity Units and,

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
prior to June 1, 2024, only under limited circumstances in connection with a fundamental change, as defined in the Equity Unit Agreements. The Company will settle conversions by paying or delivering (i) one share of UGI’s 0.125% Series B preferred stock (or, for conversions in connection with a redemption of the Convertible Preferred Stock, up to $1,000 per share in cash plus all accumulated but unpaid dividends to, but excluding, the payment date immediately preceding the relevant conversion date) per share of Convertible Preferred Stock being converted; and (ii) to the extent the conversion value exceeds the liquidation preference of the Convertible Preferred Stock, shares of UGI’s common stock. The conversion rate is initially 19.0215 shares of UGI’s common stock per one share of Convertible Preferred Stock, which is equivalent to an initial conversion price of approximately $52.57 per share of UGI’s common stock. At September 30, 2021, there were 220,000 shares of Series B preferred stock authorized for issuance pursuant to the settlement terms discussed above.

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

The present value of the quarterly contract adjustment payments liability was $45 upon issuance of the Equity Units and is recorded in “Other current liabilities” and “Other noncurrent liabilities” on the Consolidated Balance Sheet. Such liability reduced “UGI Common Stock” on the Consolidated Balance Sheet at inception. As each quarterly contract adjustment payment is made, the related liability is reduced and the difference between the cash payment and the present value will accrete to “Interest expense” on the Consolidated Statements of Income. This accretion was not material during Fiscal 2021.

Note 14 — Equity-Based Compensation
The Company grants equity-based awards to employees and non-employee directors comprising UGI stock options, UGI Common Stock-based equity instruments and, prior to the AmeriGas Merger, AmeriGas Partners Common Unit-based equity instruments. We recognized total pre-tax equity-based compensation expense of $21 ($15 after-tax), $15 ($11 after-tax) and $18 ($13 after-tax) in Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively.

UGI Equity-Based Compensation Plans and Awards. On January 29, 2021, the Company’s shareholders approved the 2021 IAP. Under the 2021 IAP, awards representing up to 20,500,000 shares of UGI Common Stock may be granted. UGI Unit Awards granted to employees and non-employee directors, including dividend equivalents, are settled in shares of UGI Common Stock and cash. The 2021 IAP supersedes and replaces the 2013 OICP for awards granted on or after February 1, 2021. The terms and conditions of the 2013 OICP will continue to govern any outstanding awards granted thereunder. Similar to the 2013 OICP, under the 2021 IAP, we may grant options to acquire shares of UGI Common Stock, SARs, UGI Units (comprising “Stock Units” and “UGI Performance Units”), other equity-based awards and cash to key employees and non-

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
employee directors. The exercise price for options may not be less than the fair market value on the grant date. Awards granted under the 2021 IAP may vest immediately or ratably over a period of years, and stock options can be exercised no later than ten years from the grant date. Except in the event of retirement, death or disability, each grant, unless paid, will terminate when the participant ceases to be employed. There are certain change of control and retirement eligibility conditions that, if met, generally result in accelerated vesting or elimination of further service requirements.

There were 20,037,430 shares of Common Stock available for future grants under the 2021 IAP at September 30, 2021.

UGI Stock Option Awards. We measure the fair value of stock options using a Black-Scholes option pricing model that uses certain key assumptions for such options related to the expected life, volatility, dividend yield and the Company’s risk-free rate at the valuation date. The per share weighted average fair value of stock options granted under our option plans was $6.05, $5.58 and $8.70 in Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively. As of September 30, 2021, there was $7 of unrecognized compensation cost associated with unvested stock options that is expected to be recognized over a weighted-average period of 2.0 years. There were 10,204,836 stock options outstanding at September 30, 2021, of which, 7,445,827 stock options were exercisable with a weighted-average option price of $38.42.

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

The fair value of UGI Stock Units on the grant date is equal to the market price of UGI Stock on the grant date plus the fair value of dividend equivalents if applicable. The fair value of UGI Performance Units is estimated using a Monte Carlo valuation model. The fair value associated with the target award is accounted for as equity and the fair value of the award over the target, as well as all dividend equivalents, is accounted for as a liability.

The weighted-average grant date fair value of UGI Stock Units and UGI Performance Units granted to employees during Fiscal 2021, Fiscal 2020, and Fiscal 2019 was $41.41, $41.47 and $55.40, respectively.
As of September 30, 2021, there was a total of $19 unrecognized compensation cost associated with UGI Unit awards outstanding that is expected to be recognized over a weighted-average period of 1.9 years. As of September 30, 2021, there were 1,124,369 UGI Unit awards outstanding with a weighted-average grant-date fair value of $33.41 per share.

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
Prior to the AmeriGas Merger, distributions of Available Cash were made 98% to limited partners and 2% to the General Partner (representing a 1% General Partner interest in AmeriGas Partners and 1.01% interest in AmeriGas OLP) in accordance with available cash and target distribution tiers (as defined in the Partnership Agreement). When available cash exceeded a certain distribution tier in any quarter, the General Partner would receive a greater percentage of the total Partnership distribution (the “incentive distribution”) but only with respect to the amount by which the distribution exceeded the defined amount.
During Fiscal 2019 (prior to the AmeriGas Merger), the Partnership made quarterly distributions in excess of the defined amount. As a result, the General Partner received a greater percentage of the total Partnership distribution than its aggregate 2% general partner interest in AmeriGas OLP and AmeriGas Partners. During Fiscal 2019, distributions received by the

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
General Partner with respect to its aggregate 2% general partner ownership interests totaled $55, which included incentive distributions of $45.
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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
ROU assets and lease liabilities recorded in the Consolidated Balance Sheets as of September 30 are as follows:

	2021	2020	Location on the Balance Sheet
ROU assets:
Operating lease ROU assets	$390	$415	Other assets
Finance lease ROU assets	49	52	Property, plant and equipment
Total ROU assets	$439	$467

Lease liabilities:
Operating lease liabilities — current	$81	$87	Other current liabilities
Operating lease liabilities — noncurrent	318	334	Other noncurrent liabilities
Finance lease liabilities — current	4	5	Current maturities of long-term debt
Finance lease liabilities — noncurrent	41	41	Long-term debt
Total lease liabilities	$444	$467

The components of lease cost for Fiscal 2021 and Fiscal 2020 are as follows:

	2021	2020
Operating lease cost	$101	$102
Finance lease cost:
Amortization of ROU assets	4	5
Interest on lease liabilities	3	3
Variable lease cost	4	5
Short-term lease cost	2	3
Total lease cost	$114	$118

The following table presents the cash and non-cash activity related to lease liabilities included in the Consolidated Statements of Cash Flows during Fiscal 2021 and Fiscal 2020:

	2021	2020
Cash paid related to lease liabilities:
Operating cash flows — operating leases	$99	$103
Operating cash flows — finance leases	$3	$3
Financing cash flows — finance leases	$3	$4

Non-cash lease liability activities:
ROU assets obtained in exchange for operating lease liabilities (a)	$85	$506
ROU assets obtained in exchange for finance lease liabilities	$1	$22
(a)    Fiscal 2020 includes the impact of the adoption of ASC842.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
The following table presents the weighted-average remaining lease term and weighted-average discount rate:

Weighted-average remaining lease term (in years)	2021	2020
Operating leases	6.3	6.2
Finance leases	2.4	2.4

Weighted-average discount rate (%)	2021	2020
Operating leases	3.6%	3.8%
Finance leases	1.5%	1.9%
Expected annual lease payments based on maturities of operating and finance leases, as well as a reconciliation to the lease liabilities on the Consolidated Balance Sheet, as of September 30, 2021, were as follows:

	2022	2023	2024	2025	2026	After 2026	Total Lease Payments	Imputed Interest	Lease Liabilities
Operating leases	$92	$81	$71	$55	$44	$103	$446	$(47)	$399
Finance leases	$4	$4	$3	$3	$3	$81	$98	$(53)	$45
Approximately 85% of the operating lease liabilities presented above relate to AmeriGas Propane.

At September 30, 2021, operating and finance leases that had not yet commenced were not material.

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

Note 17 — Commitments and Contingencies
Environmental Matters

UGI Utilities, Inc.

From the late 1800s through the mid-1900s, UGI Utilities, Inc. and its former subsidiaries owned and operated a number of MGPs prior to the general availability of natural gas. Some constituents of coal tars and other residues of the manufactured gas process are today considered hazardous substances under the Superfund Law and may be present on the sites of former MGPs. Between 1882 and 1953, UGI Utilities, Inc. owned the stock of subsidiary gas companies in Pennsylvania and elsewhere and also operated the businesses of some gas companies under agreement. By the early 1950s, UGI Utilities, Inc. divested all of its utility operations other than certain gas and electric operations. Beginning in 2006 and 2008, UGI Utilities, Inc. also owned and operated two acquired subsidiaries, with similar histories of owning, and in some cases operating, MGPs in Pennsylvania.

Prior to October 1, 2020, UGI Utilities, Inc. was subject to three COAs with the PADEP to address the remediation of specified former MGP sites in Pennsylvania and in the case of one COA, the plugging of specified natural gas wells. Effective October 1, 2020, the three COAs were consolidated into one agreement that supersedes the existing agreements and which is scheduled to terminate at the end of 2031. In accordance with the consolidated COA, UGI Utilities, Inc. is required to either obtain a certain number of points per calendar year based on defined eligible environmental investigatory and/or remedial activities at the MGPs, or make expenditures for such activities in an amount equal to an annual environmental minimum expenditure threshold. The annual minimum expenditure threshold of the consolidated COA is $5. The consolidated COA permits the transfer of the specified wells, with related costs counted towards the annual minimum expenditure. At September 30, 2021 and 2020, our aggregate estimated accrued liabilities for environmental investigation and remediation costs related to the current COA and the predecessor agreements totaled $50 and $53, respectively.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
We do not expect the costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to UGI Utilities, Inc.’s results of operations because UGI Utilities, Inc. receives ratemaking recovery of actual environmental investigation and remediation costs associated with the sites covered by the COA. This ratemaking recognition reconciles the accumulated difference between historical costs and rate recoveries with an estimate of future costs associated with the sites. As such, UGI Utilities, Inc. has recorded an associated regulatory asset for these costs because recovery of these costs from customers is probable (see Note 9).
From time to time, UGI Utilities, Inc. is notified of sites outside Pennsylvania on which private parties allege MGPs were formerly owned or operated by UGI Utilities, Inc. or owned or operated by a former subsidiary. Such parties generally investigate the extent of environmental contamination or perform environmental remediation. Management believes that under applicable law UGI Utilities, Inc. should not be liable in those instances in which a former subsidiary owned or operated an MGP. There could be, however, significant future costs of an uncertain amount associated with environmental damage caused by MGPs outside Pennsylvania that UGI Utilities, Inc. directly operated, or that were owned or operated by a former subsidiary of UGI Utilities, Inc. if a court were to conclude that (1) the subsidiary’s separate corporate form should be disregarded, or (2) UGI Utilities, Inc. should be considered to have been an operator because of its conduct with respect to its subsidiary’s MGP. Neither the undiscounted nor the accrued liability for environmental investigation and cleanup costs for UGI Utilities, Inc.’s MGP sites outside Pennsylvania was material for all periods presented.

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

The NYDEC commenced implementation of the remediation plan in the spring of 2018.  Based on our evaluation of the available information as of September 30, 2021 and 2020, the Partnership has an undiscounted environmental remediation liability of $8 related to the site. Our share of the actual remediation costs could be significantly more or less than the accrued amount.

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

On October 2, 2019, the Partnership reached an agreement to resolve the claims of the direct purchaser class of plaintiffs; the agreement received final court approval on June 18, 2020. On September 18, 2020, the Partnership and counsel for the indirect

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
purchaser plaintiffs filed a joint statement with the court that they had reached an agreement in principle to settle the claims of the remaining classes and plaintiffs, the settlement received final court approval on March 30, 2021. As of September 30, 2021 there were no further liabilities associated with this matter.

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

Note 18 — Fair Value Measurements
Recurring Fair Value Measurements
The following table presents, on a gross basis, our financial assets and liabilities including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy as described in Note 2:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
September 30, 2021:
Derivative instruments:
Assets:
Commodity contracts	$641	$1,008	$—	$1,649
Foreign currency contracts	$—	$38	$—	$38
Liabilities:
Commodity contracts	$(264)	$(16)	$—	$(280)
Foreign currency contracts	$—	$(8)	$—	$(8)
Interest rate contracts	$—	$(29)	$—	$(29)

Non-qualified supplemental postretirement grantor trust investments (a)	$53	$—	$—	$53

September 30, 2020
Derivative instruments:
Assets:
Commodity contracts	$68	$39	$—	$107
Foreign currency contracts	$—	$32	$—	$32
Liabilities:
Commodity contracts	$(54)	$(64)	$—	$(118)
Foreign currency contracts	$—	$(14)	$—	$(14)
Interest rate contracts	$—	$(55)	$—	$(55)

Non-qualified supplemental postretirement grantor trust investments (a)	$42	$—	$—	$42
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

	2021	2020
Carrying amount	$6,491	$6,081
Estimated fair value	$6,996	$6,504
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
The following summarizes the types of derivative instruments used by the Company to manage certain market risks:
Commodity Price Risk
Regulated Utility Operations
Natural Gas
Gas Utility’s tariffs contain clauses that permit recovery of all prudently incurred costs of natural gas it sells to retail core-market customers, including the cost of financial instruments used to hedge purchased gas costs. As permitted and agreed to by the PAPUC pursuant to Gas Utility’s annual PGC filings, Gas Utility currently uses NYMEX natural gas futures and option contracts to reduce commodity price volatility associated with a portion of the natural gas it purchases for its retail core-market customers. See Note 9 for further information on the regulatory accounting treatment for these derivative instruments.
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
The remainder of our long-term debt is typically issued at fixed rates of interest. As this long-term debt matures, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into IRPAs. We account for IRPAs as cash flow hedges. There were no unsettled IRPAs during any of the periods presented. At September 30, 2021, the amount of pre-tax net losses associated with interest rate hedges (excluding pay-fixed, receive-variable interest rate swaps) expected to be reclassified into earnings during the next twelve months is $4.
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
Net Investment Hedges

From time to time we also enter into certain forward foreign currency exchange contracts to reduce the volatility of the U.S. dollar value of a portion of our UGI International euro-denominated net investments. We account for these foreign currency exchange contracts as net investment hedges and all changes in the fair value of these contracts are reported in the cumulative translation adjustment component in AOCI. We use the spot rate method to measure ineffectiveness of our net investment hedges.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Our euro-denominated long-term debt has also been designated as net investment hedges of a portion of our UGI International euro-denominated net investment. We recognized pre-tax gains (losses) associated with these net investment hedges in the cumulative translation adjustment component in AOCI of $9 and $(53) during Fiscal 2021 and 2020, respectively.
Quantitative Disclosures Related to Derivative Instruments

The following table summarizes by derivative type the gross notional amounts related to open derivative contracts at September 30, 2021 and 2020 and the final settlement dates of the Company's open derivative contracts as of September 30, 2021, excluding those derivatives that qualified for the NPNS exception:

			Notional Amounts (in millions)
			September 30,
Type	Units	Settlements Extending Through	2021	2020
Commodity Price Risk:
Regulated Utility Operations
Gas Utility NYMEX natural gas futures and option contracts	Dekatherms	September 2022	20	22
Non-utility Operations
LPG swaps	Gallons	November 2023	708	846
Natural gas futures, forward, basis swap, options and pipeline contracts	Dekatherms	April 2026	355	339
Electricity forward and futures contracts	Kilowatt hours	January 2026	4,302	4,705
Interest Rate Risk:
Interest rate swaps	Euro	October 2022	€300	€300
Interest rate swaps	USD	September 2024	$1,421	$1,344
Foreign Currency Exchange Rate Risk:
Forward foreign exchange contracts	USD	September 2024	$509	$511
Net investment hedge forward foreign exchange contracts	Euro	October 2024	€173	€173
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
We have concentrations of credit risk associated with derivative instruments and we evaluate the creditworthiness of our derivative counterparties on an ongoing basis. As of September 30, 2021, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was $1,687. In general, many of our over-the-counter derivative instruments and all exchange contracts call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At September 30, 2021, we had received cash collateral from derivative instrument counterparties totaling $468. In addition, we may have offsetting derivative liabilities and certain accounts payable balances with certain of these counterparties, which further mitigates the previously mentioned maximum amount of losses. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At September 30, 2021, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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
In general, many of our over-the-counter transactions and all exchange contracts are subject to collateral requirements. Types of collateral generally include cash or letters of credit. Cash collateral paid by us to our over-the-counter derivative counterparties, if any, is reflected in the table below to offset derivative liabilities. Cash collateral received by us from our over-the-counter derivative counterparties, if any, is reflected in the table below to offset derivative assets. Certain other accounts receivable and accounts payable balances recognized on the Consolidated Balance Sheets with our derivative counterparties are not included in the table below but could reduce our net exposure to such counterparties because such balances are subject to master netting or similar arrangements.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Fair Value of Derivative Instruments
The following table presents the Company’s derivative assets and liabilities by type, as well as the effects of offsetting, as of September 30:

	2021	2020
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	$20	$17
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	58	7
Derivatives not designated as hedging instruments:
Commodity contracts	1,591	100
Foreign currency contracts	18	15
	1,609	115
Total derivative assets – gross	1,687	139
Gross amounts offset in the balance sheet	(216)	(57)
Cash collateral received	(468)	—
Total derivative assets – net	$1,003	$82

Derivative liabilities:
Derivatives designated as hedging instruments:
Interest rate contracts	$(29)	$(55)
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	(23)	—
Derivatives not designated as hedging instruments:
Commodity contracts	(257)	(118)
Foreign currency contracts	(8)	(14)
	(265)	(132)
Total derivative liabilities – gross	(317)	(187)
Gross amounts offset in the balance sheet	216	57
Cash collateral pledged	3	7
Total derivative liabilities – net	$(98)	$(123)

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Effects of Derivative Instruments
The following tables provide information on the effects of derivative instruments on the Consolidated Statements of Income and changes in AOCI for Fiscal 2021, Fiscal 2020 and Fiscal 2019:

	Gain (Loss) Recognized in AOCI			Gain (Loss) Reclassified from AOCI into Income			Location of Gain (Loss) Reclassified from AOCI into Income
	2021	2020	2019	2021	2020	2019
Cash Flow Hedges:
Foreign currency contracts	$—	$—	$1	$—	$—	$2	Cost of sales
Interest rate contracts	4	(53)	(11)	(25)	(13)	(6)	Interest expense
Total	$4	$(53)	$(10)	$(25)	$(13)	$(4)
Net Investment Hedges:
Foreign currency contracts	$4	$(1)	$17

	Gain (Loss) Recognized in Income			Location of Gain (Loss) Recognized in Income
	2021	2020	2019
Derivatives Not Designated as Hedging Instruments:
Commodity contracts	$(17)	$10	$7	Revenues
Commodity contracts	1,545	(32)	(344)	Cost of sales
Commodity contracts	5	—	—	Other operating income, net
Foreign currency contracts	9	(20)	38	Other non-operating income (expense), net
Total	$1,542	$(42)	$(299)
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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
The table below presents changes in AOCI, net of tax, during Fiscal 2021, Fiscal 2020 and Fiscal 2019:

	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI - September 30, 2018	$(11)	$(16)	$(83)	$(110)
Other comprehensive loss before reclassification adjustments (after-tax)	(13)	(7)	(83)	(103)
Amounts reclassified from AOCI	1	2	—	3
Other comprehensive loss attributable to UGI	(12)	(5)	(83)	(100)
Reclassification of stranded income tax effects related to TCJA	(3)	(4)	—	(7)
AOCI - September 30, 2019	$(26)	$(25)	$(166)	$(217)
Other comprehensive (loss) income before reclassification adjustments (after-tax)	(3)	(38)	99	58
Amounts reclassified from AOCI	3	9	—	12
Other comprehensive (loss) income attributable to UGI	—	(29)	99	70
AOCI - September 30, 2020	$(26)	$(54)	$(67)	$(147)
Other comprehensive income (loss) before reclassification adjustments (after-tax)	7	3	(23)	(13)
Amounts reclassified from AOCI	2	18	—	20
Other comprehensive income (loss) attributable to UGI	9	21	(23)	7
AOCI - September 30, 2021	$(17)	$(33)	$(90)	$(140)

Note 21 — Other Operating Income, Net and Other Non-Operating Income (Expense), Net
Other Operating Income, Net
Other operating income, net, comprises the following:

	2021	2020	2019
Finance charges	$17	$9	$17
Gains on sales of fixed assets, net	11	5	3
Gain on early derivative termination	5	—	—
Interest and interest-related income	—	2	6
Utility non-tariff service income	—	—	1
Other, net	—	5	4
Total other operating income, net	$33	$21	$31

Other Non-Operating Income (Expense), Net
Other non-operating income (expense), net comprises the following:

	2021	2020	2019
Gains (losses) on foreign currency contracts, net	$9	$(20)	$38
Amortization of excluded components of certain net investment hedges	2	—	—
Pension and other postretirement plans non-service income, net	1	—	1
Total other non-operating income (expense), net	$12	$(20)	$39

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Note 22 — Equity Method Investments

Our equity method investments, which are included within “Other assets” on the Consolidated Balance Sheets, primarily comprises PennEast, Pennant and Pine Run.

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

Following the favorable Supreme Court decision, the partners of the PennEast project re-assessed the remaining legal and regulatory contingencies which needed to be resolved before construction could commence. Based on the significant remaining legal challenges and the expected further delays in obtaining the necessary regulatory approvals, which were preventing the commencement of construction and commercial operation of the project, the Company concluded that its investment in PennEast was impaired at June 30, 2021, and that such impairment was other-than-temporary. The estimated fair value of the Company’s investment in PennEast was measured using probability-weighted cash flows under an expected present value technique based on management's estimates and assumptions regarding the likelihood of certain outcomes (and the related timing) that would be used by market participants at the time. Based upon this analysis, the Company recognized an other-than-temporary pre-tax impairment charge of $93 in June 2021, which is recorded in “(Loss) income from equity investees” in the Consolidated Statements of Income.

On September 27, 2021, PennEast ceased further development of the proposed pipeline project. Following this announcement, the estimated fair value was assessed using the liquidation value of equipment held by PennEast and did not result in a significant change compared to June 30, 2021 and no further impairment loss was recognized. The estimated fair value of the Company’s investment in PennEast was determined to be a Level 2 measurement within the fair value hierarchy. The carrying value of our investment in PennEast at September 30, 2021 was not material.

Pennant. Energy Services holds a 47% membership interest in Pennant, a natural gas gathering system located in northeast Ohio and western Pennsylvania. Pennant is accounted for as an equity method investment as we have the ability to exercise significant influence, but not control, over Pennant. The carrying value of our investment in Pennant at September 30, 2021 and 2020 was $93 and $94, respectively.

Pine Run. In February 2021, Pine Run, a company jointly owned by Stonehenge and UGI Pine Run, LLC, a wholly-owned subsidiary of Energy Services, completed the acquisition of Pine Run Midstream, LLC from an affiliate of PennEnergy and minority partners for a preliminary purchase price of $205. Pine Run Midstream, LLC operates 43 miles of dry gas gathering pipeline and compression assets in Butler and Armstrong counties in western Pennsylvania. Pine Run is accounted for as an equity method investment as we have the ability to exercise significant influence, but not control, over the entity. The carrying value of our investment in Pine Run at September 30, 2021 was $60.

Note 23 — Segment Information
Our operations comprise four reportable segments generally based upon products or services sold, geographic location and regulatory environment: (1) AmeriGas Propane; (2) UGI International; (3) Midstream & Marketing; and (4) UGI Utilities.

AmeriGas Propane derives its revenues principally from the sale of propane and related equipment and supplies to retail customers in all 50 states. UGI International derives its revenues principally from the distribution of LPG to retail customers in France and in northern, central and eastern European countries.  In addition, UGI International derives revenue from natural gas marketing businesses in France, Belgium and the United Kingdom and a natural gas and electricity marketing business in the Netherlands. Midstream & Marketing derives its revenues principally from the sale of natural gas, liquid fuels and electricity as

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
well as revenues and fees from storage, pipeline transportation, natural gas gathering, natural gas and RNG production activities primarily in the Mid-Atlantic region of the U.S. eastern Ohio and the panhandle of West Virginia. Midstream & Marketing also derives revenues from the sale of electricity through PJM, a regional electricity transmission organization in the eastern U.S., and, prior to its sale on September 30, 2020, also from contracting services provided by HVAC to customers in portions of eastern and central Pennsylvania (see Note 5). Our UGI Utilities segment primarily derives its revenues principally from the sale and distribution of natural gas to customers in eastern and central Pennsylvania and, to a lesser extent, from the sale and distribution of electricity in two northeastern Pennsylvania counties. In September 2021, UGI acquired Mountaineer, the largest natural gas distributor in West Virginia. Mountaineer is now included within our UGI Utilities reportable segment (see Note 5).

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

	Total	Elim- inations		AmeriGas Propane	UGI International		Midstream & Marketing	UGI Utilities	Corporate & Other (a)
2021
Revenues from external customers	$7,447	$—		$2,614	$2,651		$1,182	$1,015	$(15)
Intersegment revenues	$—	$(291)	(b)	$—	$—		$224	$64	$3
Cost of sales	$2,614	$(288)	(b)	$1,217	$1,598		$1,033	$458	$(1,404)
Operating income	$2,350	$—		$385	$314	(c)	$160	$241	$1,250
(Loss) income from equity investees	(63)	—		—	—		30	—	(93)
Other non-operating income, net	12	—		—	3		—	1	8
Earnings before interest expense and income taxes	2,299	—		385	317		190	242	1,165
Interest expense	(310)	—		(159)	(27)		(42)	(56)	(26)
Income tax expense	(522)	—		(58)	(69)		(41)	(42)	(312)
Net income attributable to UGI	$1,467	$—		$168	$221		$107	$144	$827
Depreciation and amortization	$502	$—		$173	$134		$76	$119	$—
Total assets	$16,723	$(241)		$4,485	$4,421		$3,010	$4,859	$189
Short-term borrowings	$367	$—		$170	$—		$—	$197	$—
Capital expenditures (including the effects of accruals)	$674	$—		$130	$107		$43	$394	$—
Investments in equity investees	$174	$—		$—	$11		$163	$—	$—

2020
Revenues from external customers	$6,559	$—		$2,381	$2,127		$1,065	$983	$3
Intersegment revenues	$—	$(232)	(b)	$—	$—		$182	$47	$3
Cost of sales	$3,149	$(229)	(b)	$960	$1,191		$892	$448	$(113)
Operating income (loss)	$982	$—		$373	$241		$140	$229	$(1)
Income from equity investees	27	—		—	—		27	—	—
Other non-operating (expense) income, net	(20)	—		—	18		1	—	(39)
Earnings (loss) before interest expense and income taxes	989	—		373	259		168	229	(40)
Interest expense	(322)	—		(164)	(31)		(42)	(54)	(31)
Income tax (expense) benefit	(135)	—		(53)	(55)		(34)	(39)	46

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

	Total	Elim- inations		AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other (a)
Net income (loss) attributable to UGI	$532	$—		$156	$173	$92	$136	$(25)
Depreciation and amortization	$484	$—		$178	$125	$75	$105	$1
Total assets	$13,985	$(282)		$4,327	$3,123	$2,775	$3,809	$233
Short-term borrowings	$347	$—		$186	$1	$19	$141	$—
Capital expenditures (including the effects of accruals)	$665	$—		$135	$89	$93	$348	$—
Investments in equity investees	$200	$—		$—	$10	$190	$—	$—

2019
Revenues from external customers	$7,320	$—		$2,682	$2,372	$1,281	$981	$4
Intersegment revenues	$—	$(306)	(b)	$—	$—	$235	$68	$3
Cost of sales	$4,323	$(301)	(b)	$1,191	$1,416	$1,241	$481	$295
Operating income (loss)	$617	$—		$404	$229	$105	$224	$(345)
Income from equity investees	9	—		—	—	9	—	—
Loss on extinguishments of debt	(6)	—		—	—	—	—	(6)
Other non-operating income (expense), net	39	(1)		—	5	—	2	33
Earnings (loss) before interest expense and income taxes	659	(1)		404	234	114	226	(318)
Interest expense	(258)	—		(167)	(25)	(9)	(50)	(7)
Income tax (expense) benefit	(93)	—		(26)	(64)	(27)	(43)	67
Noncontrolling interests’ net (income) loss	(52)	—		(143)	—	—	—	91
Net income (loss) attributable to UGI	$256	$(1)		$68	$145	$78	$133	$(167)
Depreciation and amortization	$448	$—		$179	$124	$51	$93	$1
Total assets	$13,347	$(353)		$4,095	$2,975	$2,745	$3,560	$325
Short-term borrowings	$796	$—		$328	$211	$91	$166	$—
Capital expenditures (including the effects of accruals)	$707	$—		$107	$106	$138	$355	$1
Investments in equity investees	$190	$—		$—	$12	$178	$—	$—

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

(a)Corporate & Other includes specific items attributable to our reportable segments that are not included in the segment profit measures used by our CODM in assessing our reportable segments’ performance or allocating resources. The following table presents such pre-tax gains (losses) which have been included in Corporate & Other, and the reportable segments to which they relate, for Fiscal 2021, Fiscal 2020 and Fiscal 2019:

	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
2021
Net losses on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$—	$(15)
Net gains on commodity derivative instruments not associated with current-period transactions	Cost of Sales	$167	$1,065	$173
Unrealized gains on foreign currency derivative instruments	Other non-operating (expense) income, net	$—	$8	$—
Business transformation expenses	Operating and administrative expenses	$(54)	$(33)	$—
Impairment of customer relationship intangible	Operating and administrative expenses	$—	$(20)	$—
Impairment of investment in PennEast	(Loss) income from equity method investees	$—	$—	$(93)

2020
Net gains on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$—	$3
Net gains on commodity derivative instruments not associated with current-period transactions	Cost of sales	$72	$—	$42
Unrealized losses on foreign currency derivative instruments	Other non-operating (expense) income, net	$—	$(36)	$—
Acquisition and integration expenses associated with the CMG Acquisition	Operating and administrative expenses	$—	$—	$(2)
Business transformation expenses	Operating and administrative expenses	$(44)	$(18)	$—
Loss on disposals of Conemaugh and HVAC	Loss on disposals of Conemaugh and HVAC	$—	$—	$(54)

2019
Net gains on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$—	$4
Net losses on commodity derivative instruments not associated with current-period transactions	Cost of Sales	$(117)	$(143)	$(35)
Unrealized gains on foreign currency derivative instruments	Other non-operating (expense) income, net	$—	$32	$—
Loss on extinguishments of debt	Loss on extinguishment of debt	$—	$(6)	$—
AmeriGas Merger expenses	Operating and administrative expenses	$(6)	$—	$—
Acquisition and integration expenses associated with the CMG Acquisition	Operating and administrative expenses	$—	$—	$(16)
Business transformation expenses	Operating and administrative expenses	$(15)	$(9)	$—

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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Note 24 — Business Transformation Initiatives
AmeriGas and UGI International. During the fourth quarter of Fiscal 2019, we began executing on multi-year business transformation initiatives at our AmeriGas Propane and UGI International business segments. These initiatives are designed to improve long-term operational performance by, among other things, reducing costs and improving efficiency in the areas of sales and marketing, supply and logistics, operations, purchasing, and administration. In addition, these business transformation initiatives focus on enhancing the customer experience through, among other things, enhanced customer relationship management and an improved digital customer experience. These business transformation initiatives are substantially complete, and during Fiscal 2021, Fiscal 2020 and Fiscal 2019 we incurred $87, $62 and $24 respectively, of costs principally comprising consulting, advisory, marketing and employee-related costs. These costs are primarily reflected in “Operating and administrative expenses” on the Consolidated Statements of Income.

Corporate Services. Beginning in Fiscal 2020, we initiated a transformation project focused on our support functions including: finance, procurement, human resources, and information technology. This initiative will standardize processes and activities across our global platform, while leveraging the use of best practices and efficiencies between our businesses. In connection with this initiative, during Fiscal 2021, we incurred $14 of costs in “Operating and administrative expenses” on the Consolidated Statement of Income.

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

UGI CORPORATION
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

BALANCE SHEETS
(Millions of dollars)

	September 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$14	$67
Accounts receivable – related parties	18	11
Prepaid expenses and other current assets	11	15
Total current assets	43	93
Property, plant and equipment, net	2	2
Investments in subsidiaries	6,479	4,898
Other assets	107	87
Total assets	$6,631	$5,080
LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$70	$30
Accounts and notes payable	24	15
Accrued liabilities	62	29
Total current liabilities	156	74
Long-term debt	875	817
Other noncurrent liabilities	78	61
Total liabilities	1,109	952
Commitments and contingencies (Note 1)
Equity:
Preferred Stock, without par value (authorized - 5,000,000; issued - 220,000 and 0, respectively)	213	—
Common Stock, without par value (authorized – 450,000,000 shares; issued – 209,843,296 and 209,514,044 shares, respectively)	1,394	1,416
Retained earnings	4,081	2,908
Accumulated other comprehensive loss	(140)	(147)
Treasury stock, at cost	(26)	(49)
Total common stockholders’ equity	5,522	4,128
Total liabilities and common stockholders’ equity	$6,631	$5,080

Note 1 — Commitments and Contingencies:
At September 30, 2021, UGI Corporation had agreed to indemnify the issuers of $75 of surety bonds issued on behalf of certain UGI subsidiaries. UGI Corporation is authorized to guarantee up to $475 of obligations to suppliers and customers of Energy Services and subsidiaries of which $397 of such obligations were outstanding as of September 30, 2021.
Scheduled principal repayments of long-term debt during the next five fiscal years include $70 in Fiscal 2022, $38 in Fiscal 2023, $327 in Fiscal 2024 and $515 in Fiscal 2025.

UGI CORPORATION
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF INCOME
(Millions of dollars, except per share amounts)

	Year Ended September 30,
	2021	2020	2019
Revenues	$—	$—	$—
Costs and expenses:
Operating and administrative expenses	94	56	50
Other operating income, net (a)	(65)	(54)	(50)
	29	2	—
Operating loss	(29)	(2)	—
Pension and other postretirement plans non-service expense	—	—	(1)
Interest expense	(27)	(32)	(6)
Loss before income taxes	(56)	(34)	(7)
Income tax expense (benefit)	9	17	(3)
Loss before equity in income of unconsolidated subsidiaries	(65)	(51)	(4)
Equity in income of unconsolidated subsidiaries	1,532	583	260
Net income attributable to UGI Corporation	$1,467	$532	$256
Other comprehensive income (loss)	7	(12)	(3)
Equity in other comprehensive income (loss) of unconsolidated subsidiaries	—	82	(97)
Comprehensive income attributable to UGI Corporation	$1,474	$602	$156
Earnings per common share attributable to UGI Corporation stockholders:
Basic	$7.02	$2.55	$1.44
Diluted	$6.92	$2.54	$1.41
Weighted - average common shares outstanding (thousands):
Basic	209,063	208,928	178,417
Diluted	212,126	209,869	181,111
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

UGI CORPORATION
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF CASH FLOWS
(Millions of dollars)

	Year Ended September 30,
	2021	2020	2019
NET CASH PROVIDED BY OPERATING ACTIVITIES (a)	$300	$322	$170

CASH FLOWS FROM INVESTING ACTIVITIES:
Net investments in unconsolidated subsidiaries	(401)	—	(768)
Net cash used by investing activities	(401)	—	(768)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends on Common Stock	(282)	(273)	(200)
Issuances of debt, net of issuance costs	483	60	846
Repayments of long-term debt	(385)	(60)	—
Issuance of preferred stock	213	—	—
Issuances of Common Stock	19	2	17
Repurchases of UGI Common Stock	—	(38)	(17)
Other	—	—	(7)
Net cash provided (used) by financing activities	48	(309)	639
Cash and cash equivalents (decrease) increase	$(53)	$13	$41
Cash and cash equivalents:
End of year	$14	$67	$54
Beginning of year	67	54	13
Cash and cash equivalents (decrease) increase	$(53)	$13	$41
(a)Includes dividends received from unconsolidated subsidiaries of $354, $352 and $163 for the years ended September 30, 2021, 2020 and 2019, respectively.

UGI CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Millions of dollars)

	Balance at beginning of year	Charged (credited) to costs and expenses	Other		Balance at end of year
Year Ended September 30, 2021
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$42	$36	$(25)	(1)	$53

Other reserves:
Deferred tax assets valuation allowance	$105	$23	$10	(2)	$138

Year Ended September 30, 2020
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$32	$32	$(22)	(1)	$42
Other reserves:
Deferred tax assets valuation allowance	$91	$—	$14	(2)	$105

Year Ended September 30, 2019
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$35	$29	$(32)	(1)	$32
Other reserves:
Deferred tax assets valuation allowance	$117	$(26)	$—		$91
(1)Uncollectible accounts written off, net of recoveries.
(2)Primarily a notional interest deduction valuation allowance adjustment.

S-4