Form 10-Q
period 2021-12-31
UGI CORP /PA/
filed 2022-02-03
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
At January 31, 2022, there were 209,804,302 shares of UGI Corporation Common Stock, without par value, outstanding.

UGI CORPORATION AND SUBSIDIARIES

i

GLOSSARY OF TERMS AND ABBREVIATIONS

Terms and abbreviations used in this Form 10-Q are defined below:

UGI Corporation and Related Entities

AmeriGas OLP - AmeriGas Propane, L.P., the principal operating subsidiary of AmeriGas Partners
AmeriGas Partners - AmeriGas Partners, L.P., a Delaware limited partnership and an indirect wholly-owned subsidiary of UGI; also referred to as the “Partnership”
AmeriGas Propane - Reportable segment comprising AmeriGas Propane, Inc. and its subsidiaries, including AmeriGas Partners and AmeriGas OLP
AmeriGas Propane, Inc. - A wholly owned second-tier subsidiary of UGI and the general partner of AmeriGas Partners; also referred to as the “General Partner”
AvantiGas - AvantiGas Limited, an indirect wholly owned subsidiary of UGI International, LLC
Company - UGI and its consolidated subsidiaries collectively
DVEP - DVEP Investeringen B.V., an indirect wholly owned subsidiary of UGI International, LLC
Electric Utility - UGI Utilities’ regulated electric distribution utility located in Pennsylvania
Energy Services - UGI Energy Services, LLC, a wholly owned second-tier subsidiary of UGI
ESFC - Energy Services Funding Corporation, a wholly owned subsidiary of Energy Services
Flaga - Flaga GmbH, an indirect wholly owned subsidiary of UGI International, LLC
Gas Utility - UGI’s regulated natural gas businesses, inclusive of PA Gas Utility and WV Gas Utility
General Partner - AmeriGas Propane, Inc., the general partner of AmeriGas Partners
GHI - GHI Energy, LLC, a Houston-based renewable natural gas company and indirect wholly owned subsidiary of Energy Services
Midstream & Marketing - Reportable segment comprising Energy Services and UGID
Mountaineer - Mountaineer Gas Company, a natural gas distribution company in West Virginia and an indirect wholly owned subsidiary of Mountaintop Energy Holdings, LLC
Mountaintop Energy Holdings, LLC - Indirect parent company of Mountaineer and wholly owned subsidiary of UGI, acquired on September 1, 2021

PA Gas Utility - UGI Utilities’ regulated natural gas distribution business, primarily located in Pennsylvania

Partnership - AmeriGas Partners and its consolidated subsidiaries, including AmeriGas OLP

Pennant - Pennant Midstream, LLC, a Delaware limited liability corporation
Pine Run - Pine Run Gathering, LLC
Stonehenge - Stonehenge Appalachia, LLC, a midstream natural gas gathering business, which includes 47 miles of pipeline and associated compression assets
UGI - UGI Corporation or, collectively, UGI Corporation and its consolidated subsidiaries
UGI Appalachia - UGI Appalachia, LLC, a wholly owned subsidiary of Energy Services

UGI France - UGI France SAS (a Société par actions simplifiée), an indirect wholly owned subsidiary of UGI International, LLC
UGI International - Reportable segment principally comprising UGI’s foreign operations
UGI International, LLC - UGI International, LLC, a wholly owned second-tier subsidiary of UGI
UGI Pine Run, LLC - A wholly owned subsidiary of Energy Services that holds a 49% membership interest in Pine Run
UGI Utilities - UGI Utilities, Inc., a wholly owned subsidiary of UGI comprising PA Gas Utility and Electric Utility
UGID - UGI Development Company, a wholly owned subsidiary of Energy Services
UniverGas - UniverGas Italia S.r.l, an indirect wholly owned subsidiary of UGI International, LLC
Utilities - Reportable segment comprising UGI Utilities and Mountaintop Energy Holdings, LLC
WV Gas Utility - Mountaineer’s regulated natural gas distribution business, located in West Virginia
Other Terms and Abbreviations
2020 three-month period - Three months ended December 31, 2020
2021 Annual Report - UGI Annual Report on Form 10-K for the fiscal year ended September 30, 2021
2021 three-month period - Three months ended December 31, 2021
2024 Purchase Contract - A forward stock purchase contract issued by UGI Corporation as a part of the issuance of Equity Units which obligates holders to purchase a number of shares of UGI common stock from the Company on June 1, 2024
AOCI - Accumulated Other Comprehensive Income (Loss)
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
NYMEX - New York Mercantile Exchange
PADEP - Pennsylvania Department of Environmental Protection
PAPUC - Pennsylvania Public Utility Commission
PennEnergy - PennEnergy Resources, LLC
PGC - Purchased gas costs
PRP - Potentially Responsible Party

Purchase Contracts - Forward stock purchase contracts issued by UGI Corporation in May 2021, which obligate holders to purchase a number of shares of UGI common stock from the Company on June 1, 2024

Receivables Facility - A receivables purchase facility of Energy Services with an issuer of receivables-backed commercial paper
Retail core-market - Comprises firm residential, commercial and industrial customers to whom Utilities has a statutory obligation to provide service that purchase their natural gas from Utilities
RNG - Renewable natural gas
ROD - Record of Decision
SEC - U.S. Securities and Exchange Commission
Stonehenge Acquisition - Acquisition of Stonehenge Appalachia, LLC, which closed January 27, 2022
UGI Corporation Senior Credit Facility - An amended unsecured senior facilities agreement entered into on May 4, 2021, by UGI comprising (1) a $250 million term loan due August 2024; (2) a $300 million term loan due May 2025; (3) a $215 million term loan due May 2025 and (3) a five-year $300 million revolving credit facility (including a $10 million sublimit for letters of credit)
UGI International 2.50% Senior Notes - An underwritten private placement of €400 million principal amount of senior unsecured notes due December 1, 2029, issued by UGI International, LLC

UGI International 3.25% Senior Notes - An underwritten private placement of €350 million principal amount of senior unsecured notes due November 1, 2025, issued by UGI International, LLC

UGI International Credit Facilities Agreement - A five-year unsecured senior facilities agreement entered into in October 2018, by UGI International, LLC comprising a €300 million term loan facility and a €300 million revolving credit facility, scheduled to expire in October 2023

USD - U.S. dollar

Western Missouri District Court - The United States District Court for the Western District of Missouri
WHO - World Health Organization
WVPSC - Public Service Commission of West Virginia

UGI CORPORATION AND SUBSIDIARIES
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Millions of dollars)

	December 31, 2021	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$334	$855	$416
Restricted cash	24	22	30
Accounts receivable (less allowances for doubtful accounts of $57, $53 and $46, respectively)	1,461	880	1,030
Accrued utility revenues	95	15	61
Income taxes receivable	128	128	85
Inventories	548	469	279
Derivative instruments	578	665	94
Prepaid expenses and other current assets	263	236	185
Total current assets	3,431	3,270	2,180
Property, plant and equipment, (less accumulated depreciation of $4,047, $3,950 and $3,822, respectively)	7,597	7,558	7,054
Goodwill	3,748	3,770	3,564
Intangible assets, net	565	583	667
Utility regulatory assets	372	373	392
Derivative instruments	257	338	37
Other assets	830	831	831
Total assets	$16,800	$16,723	$14,725
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$123	$110	$21
Short-term borrowings	579	367	568
Accounts payable	973	837	637
Derivative instruments	53	60	43
Other current liabilities	853	923	828
Total current liabilities	2,581	2,297	2,097
Long-term debt	6,416	6,339	6,012
Deferred income taxes	1,060	1,137	693
Derivative instruments	33	38	56
Other noncurrent liabilities	1,351	1,381	1,421
Total liabilities	11,441	11,192	10,279
Commitments and contingencies (Note 9)
Equity:
UGI Corporation stockholders’ equity:
Preferred stock, without par value (authorized – 5,000,000 shares; issued – 220,000, 220,000 and 0 Series A shares, respectively)	214	213	—
UGI Common Stock, without par value (authorized — 450,000,000 shares; issued — 210,045,726, 209,843,296 and 209,545,847 shares, respectively)	1,402	1,394	1,419
Retained earnings	3,908	4,081	3,139
Accumulated other comprehensive loss	(156)	(140)	(79)
Treasury stock, at cost	(19)	(26)	(42)
Total UGI Corporation stockholders’ equity	5,349	5,522	4,437
Noncontrolling interests	10	9	9
Total equity	5,359	5,531	4,446
Total liabilities and equity	$16,800	$16,723	$14,725
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended December 31,
	2021	2020
Revenues	$2,673	$1,932
Costs and expenses:
Cost of sales (excluding depreciation and amortization shown below)	2,120	833
Operating and administrative expenses	514	489
Depreciation and amortization	129	124
Other operating income, net	(22)	(16)
	2,741	1,430
Operating (loss) income	(68)	502
Income from equity investees	8	7
Loss on extinguishment of debt	(11)	—
Other non-operating income (expense), net	10	(19)
Interest expense	(81)	(78)
(Loss) income before income taxes	(142)	412
Income tax benefit (expense)	46	(109)
Net (loss) income including noncontrolling interests	(96)	303
Deduct net income attributable to noncontrolling interests	(1)	—
Net (loss) income attributable to UGI Corporation	$(97)	$303
(Loss) earnings per common share attributable to UGI Corporation stockholders:
Basic	$(0.46)	$1.45
Diluted	$(0.46)	$1.44
Weighted-average common shares outstanding (thousands):
Basic	209,673	208,774
Diluted	209,673	209,640
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Millions of dollars)

	Three Months Ended December 31,
	2021	2020
Net (loss) income including noncontrolling interests	$(96)	$303
Other comprehensive income (loss):
Net gains on derivative instruments (net of tax of $(2) and $0, respectively)	10	—
Reclassifications of net losses on derivative instruments (net of tax of $(2) and $(2), respectively)	4	5
Foreign currency adjustments (net of tax of $(4) and $12, respectively)	(32)	63
Benefit plans (net of tax of $(1) and $0, respectively)	2	—
Other comprehensive (loss) income	(16)	68
Comprehensive (loss) income including noncontrolling interests	(112)	371
Deduct comprehensive income attributable to noncontrolling interests	(1)	—
Comprehensive (loss) income attributable to UGI Corporation	$(113)	$371

See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Millions of dollars)

	Three Months Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income including noncontrolling interest	$(96)	$303
Adjustments to reconcile net (loss) income including noncontrolling interests to net cash (used) provided by operating activities:
Depreciation and amortization	129	124
Deferred income tax (benefit) expense, net	(82)	25
Provision for uncollectible accounts	12	8
Changes in unrealized gains and losses on derivative instruments	397	(96)
Loss on extinguishment of debt	11	—
Income from equity investees	(8)	(7)
Other, net	(33)	12
Net change in:
Accounts receivable and accrued utility revenues	(685)	(415)
Inventories	(81)	(34)
Utility deferred fuel and power costs, net of changes in unsettled derivatives	(22)	4
Accounts payable	154	187
Derivative instruments collateral deposits (paid) received	(260)	13
Other current assets	12	(43)
Other current liabilities	(42)	70
Net cash (used) provided by operating activities	(594)	151
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(186)	(187)
Acquisitions of businesses and assets, net of cash and restricted cash acquired	—	(12)
Other, net	32	10
Net cash used by investing activities	(154)	(189)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(72)	(69)
Issuances of long-term debt, net of issuance costs	614	—
Repayments of long-term debt and finance leases, including redemption premiums	(524)	(36)
Increase in short-term borrowings	212	165
Receivables Facility net borrowings	—	56
Payments on Purchase Contracts	(4)	—
Issuances of UGI Common Stock	8	4
Net cash provided by financing activities	234	120
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	7
Cash, cash equivalents and restricted cash (decrease) increase	$(519)	$89
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash at end of period	$358	$446
Cash, cash equivalents and restricted cash at beginning of period	877	357
Cash, cash equivalents and restricted cash (decrease) increase	$(519)	$89
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended December 31,
	2021	2020
Preferred stock, without par value
Balance, beginning of period	$213	$—
Other	1	—
Balance, end of period	$214	$—
Common stock, without par value
Balance, beginning of period	$1,394	$1,416
Common Stock issued in connection with employee and director plans, net of tax withheld	5	1
Equity-based compensation expense	3	2
Balance, end of period	$1,402	$1,419
Retained earnings
Balance, beginning of period	$4,081	$2,908
Losses on common stock transactions in connection with employee and director plans	(4)	(3)
Net (loss) income attributable to UGI Corporation	(97)	303
Cash dividends on UGI Common Stock ($0.345, and $0.330, respectively)	(72)	(69)
Balance, end of period	$3,908	$3,139
Accumulated other comprehensive income (loss)
Balance, beginning of period	$(140)	$(147)
Net gains on derivative instruments	10	—
Reclassification of net losses on derivative instruments	4	5
Benefit plans	2	—
Foreign currency adjustments	(32)	63
Balance, end of period	$(156)	$(79)
Treasury stock
Balance, beginning of period	$(26)	$(49)
Common Stock issued in connection with employee and director plans, net of tax withheld	7	7
Balance, end of period	$(19)	$(42)
Total UGI stockholders’ equity	$5,349	$4,437
Noncontrolling interests
Balance, beginning of period	$9	$9
Net income attributable to noncontrolling interests	1	—
Balance, end of period	$10	$9
Total equity	$5,359	$4,446
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

On September 1, 2021, UGI acquired Mountaineer, the largest natural gas distribution company in West Virginia for a purchase price of $540, which includes the assumption of approximately $140 principal amounts of long-term debt. Mountaineer serves more than 200,000 customers across 50 of the state’s 55 counties. Mountaineer is subject to regulation by the WVPSC. For additional information on the Mountaineer Acquisition, see Note 5.

Upon the acquisition of Mountaineer, our Utilities segment includes UGI Utilities and Mountaintop Energy Holdings, LLC. UGI Utilities directly owns and operates PA Gas Utility, a natural gas distribution utility business in eastern and central Pennsylvania and in a portion of one Maryland county. PA Gas Utility is subject to regulation by the PAPUC, the FERC, and, with respect to a small service territory in one Maryland county, the MDPSC. UGI Utilities also owns and operates Electric Utility, an electric distribution utility located in northeastern Pennsylvania. Electric Utility is subject to regulation by the PAPUC and the FERC.

Note 2 — Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the SEC. They include all adjustments that we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2021, Condensed Consolidated Balance Sheet was derived from audited financial statements but does not include all footnote disclosures from the annual financial statements.

These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2021 Annual Report. Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.
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

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$334	$416
Restricted cash	24	30
Cash, cash equivalents and restricted cash	$358	$446

Earnings Per Common Share. Basic earnings per share attributable to UGI stockholders reflect the weighted-average number of common shares outstanding. Diluted earnings per share attributable to UGI stockholders include the effects of dilutive stock options, common stock awards and Equity Units. Shares used in computing basic and diluted earnings per share are as follows:

	Three Months Ended December 31,
	2021	2020
Denominator (thousands of shares):
Weighted-average common shares outstanding — basic	209,673	208,774
Incremental shares issuable for stock options, common stock awards and Equity Units (a)	—	866
Weighted-average common shares outstanding — diluted	209,673	209,640
(a)For the three months ended December 31, 2021, 6,486 of such shares have been excluded as these incremental shares would be antidilutive due to the net loss for the period. For the three months ended December 31, 2021 and 2020, there were 3,347 and 6,000 shares, respectively, associated with outstanding stock option awards that were not included in the computation of diluted earnings per share above because their effect was antidilutive.

Derivative Instruments. Derivative instruments are reported on the Condensed Consolidated Balance Sheets at their fair values, unless the NPNS exception is elected. The accounting for changes in fair value depends upon the purpose of the derivative instrument, whether it is subject to regulatory ratemaking mechanisms or if it qualifies and is designated as a hedge for accounting purposes.

Certain of our derivative instruments qualify and are designated as cash flow hedges. For cash flow hedges, changes in the fair values of the derivative instruments are recorded in AOCI, to the extent effective at offsetting changes in the hedged item, until earnings are affected by the hedged item. We discontinue cash flow hedge accounting if occurrence of the forecasted transaction is determined to be no longer probable. Hedge accounting is also discontinued for derivatives that cease to be highly effective. We do not designate our commodity and certain foreign currency derivative instruments as hedges under GAAP. Changes in the fair values of these derivative instruments are reflected in net income. Gains and losses on substantially all of the commodity derivative instruments used by Utilities are included in regulatory assets or liabilities because it is probable such gains or losses will be recoverable from, or refundable to, customers. From time to time, we also enter into net investment hedges. Gains and losses on net investment hedges that relate to our foreign operations are included in the cumulative translation adjustment component in AOCI until such foreign net investment is substantially sold or liquidated.

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

Reclassifications. For purposes of comparability, certain prior-period amounts have been reclassified to conform to the current-period presentation.

Note 3 — Accounting Changes

New Accounting Standard Adopted in Fiscal 2022

Income Taxes. Effective October 1, 2021, the Company adopted ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” prospectively and retrospectively where deemed applicable. This ASU simplifies the accounting for income taxes by eliminating certain exceptions within the existing guidance for recognizing deferred taxes for equity method investments, performing intraperiod allocations and calculating income taxes in interim periods. Further, this ASU clarifies existing guidance related to, among other things, recognizing deferred taxes for goodwill and allocated taxes to members of a consolidated group. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

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

Note 4 — Revenue from Contracts with Customers

The Company recognizes revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. See Note 4 in the Company’s 2021 Annual Report for additional information on our revenues from contracts with customers.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Revenue Disaggregation

The following tables present our disaggregated revenues by reportable segment:

Three Months Ended December 31, 2021	Total	Eliminations (a)	AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$234	$—	$—	$—	$—	$234	$—
Commercial & Industrial	94	—	—	—	—	94	—
Large delivery service	43	—	—	—	—	43	—
Off-system sales and capacity releases	19	(22)	—	—	—	41	—
Other	5	(1)	—	—	—	6	—
Total Utility	395	(23)	—	—	—	418	—
Non-Utility:
LPG:
Retail	1,250	—	646	604	—	—	—
Wholesale	140	—	56	84	—	—	—
Energy Marketing	714	(55)	—	333	436	—	—
Midstream:
Pipeline	46	—	—	—	46	—	—
Peaking	6	(39)	—	—	45	—	—
Other	2	—	—	—	2	—	—
Electricity Generation	5	—	—	—	5	—	—
Other	78	—	58	20	—	—	—
Total Non-Utility	2,241	(94)	760	1,041	534	—	—
Total revenues from contracts with customers	2,636	(117)	760	1,041	534	418	—
Other revenues (b)	37	(1)	18	8	1	1	10
Total revenues	$2,673	$(118)	$778	$1,049	$535	$419	$10

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Three Months Ended December 31, 2020	Total	Eliminations (a)	AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$165	$—	$—	$—	$—	$165	$—
Commercial & Industrial	60	—	—	—	—	60	—
Large delivery service	40	—	—	—	—	40	—
Off-system sales and capacity releases	15	(14)	—	—	—	29	—
Other	4	(1)	—	—	—	5	—
Total Utility	284	(15)	—	—	—	299	—
Non-Utility:
LPG:
Retail	1,055	—	572	483	—	—	—
Wholesale	59	—	19	40	—	—	—
Energy Marketing	380	(26)	—	155	251	—	—
Midstream:
Pipeline	45	—	—	—	45	—	—
Peaking	2	(36)	—	—	38	—	—
Other	2	—	—	—	2	—	—
Electricity Generation	4	—	—	—	4	—	—
Other	72	—	56	16	—	—	—
Total Non-Utility	1,619	(62)	647	694	340	—	—
Total revenues from contracts with customers	1,903	(77)	647	694	340	299	—
Other revenues (b)	29	(1)	19	6	1	1	3
Total revenues	$1,932	$(78)	$666	$700	$341	$300	$3

(a)Includes intersegment revenues principally among Midstream & Marketing, Utilities and AmeriGas Propane.
(b)Primarily represents revenues from tank rentals at AmeriGas Propane and UGI International, revenues from certain gathering assets at Midstream & Marketing and gains and losses on commodity derivative instruments not associated with current-period transactions reflected in Corporate & Other, none of which are within the scope of ASC 606 and are accounted for in accordance with other GAAP.

Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to customers or cash receipts. Contract assets represent our right to consideration after the performance obligations have been satisfied when such right is conditioned on something other than the passage of time. Contract assets were not material for all periods presented. Substantially all of our receivables are unconditional rights to consideration and are included in “Accounts receivable” and, in the case of Utilities, “Accrued utility revenues” on the Condensed Consolidated Balance Sheets. Amounts billed are generally due within the following month.
Contract liabilities arise when payment from a customer is received before the performance obligations have been satisfied and represent the Company’s obligations to transfer goods or services to a customer for which we have received consideration. The balances of contract liabilities were $129, $149 and $138 at December 31, 2021, September 30, 2021 and December 31, 2020, respectively, and are included in “Other current liabilities” and “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets. Revenues recognized for the three months ended December 31, 2021 and 2020, from the amounts included in contract liabilities at September 30, 2021 and 2020, were $70 and $83, respectively.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Remaining Performance Obligations
The Company excludes disclosures related to the aggregate amount of the transaction price allocated to certain performance obligations that are unsatisfied as of the end of the reporting period because these contracts have an initial expected term of one year or less, or we have a right to bill the customer in an amount that corresponds directly with the value of services provided to the customer to date. Certain contracts with customers at Midstream & Marketing and Utilities contain minimum future performance obligations through 2047 and 2053, respectively. At December 31, 2021, Midstream & Marketing and Utilities expect to record approximately $2.2 billion and $0.2 billion of revenues, respectively, related to the minimum future performance obligations over the remaining terms of the related contracts.

Note 5 — Acquisitions

Mountaineer Acquisition

On September 1, 2021, UGI completed the Mountaineer Acquisition in which UGI acquired all of the equity interests in Mountaineer, the largest natural gas distribution company in West Virginia, for a purchase price of $540, including the assumption of $140 principal amounts of long-term debt. The Mountaineer Acquisition was consummated pursuant to a purchase and sale agreement between UGI and the iCON Sellers and is consistent with our growth strategies, including expanding our core utility operations in the mid-Atlantic region. The Mountaineer Acquisition was funded with cash proceeds from the UGI Corporation Senior Credit Facility $215 term loan and cash on hand including proceeds from the issuance of Equity Units. Accounts associated with Mountaineer are included within our Utilities reportable segment.

The Company has accounted for the Mountaineer Acquisition using the acquisition method. During the three months ended December 31, 2021, the Company recorded an adjustment to decrease goodwill by $5 primarily reflecting an adjustment to a valuation allowance on certain deferred income taxes. At December 31, 2021, the allocation of the purchase price is complete except for the finalization of the evaluation of certain regulatory assets. The purchase price allocation will be finalized once this item has been resolved. Accordingly, the fair value estimates presented below relating to this item, which is included in “Other current assets” below, is subject to change within the measurement period not to exceed one year from the date of acquisition.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

The components of the preliminary Mountaineer purchase price allocations are as follows:

Assets acquired:
Cash and cash equivalents	$3
Accounts receivable	14
Inventories	41
Other current assets	21
Property, plant and equipment	397
Other noncurrent assets	48
Total assets acquired	$524

Liabilities assumed:
Short-term borrowings	$55
Accounts payable	20
Other current liabilities	52
Long-term debt	164
Pension and other postretirement benefit obligation	33
Deferred income taxes	21
Other noncurrent liabilities	29
Total liabilities assumed	$374
Goodwill	250
Net consideration transferred	$400

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

The excess of the purchase price for the Mountaineer Acquisition over the fair values of the assets acquired and liabilities assumed has been reflected as goodwill, assigned to the Utilities reportable segment. Goodwill is attributable to the assembled workforce of Mountaineer, planned customer growth and planned growth in rate base through continued investment in utility infrastructure. The goodwill recognized from the Mountaineer Acquisition is not expected to be deductible for income tax purposes.

The impact of the Mountaineer Acquisition on a pro forma basis as if the Mountaineer Acquisition had occurred on October 1, 2020 was not material to the Company’s revenues or net income for the three months ended December 31, 2020.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 6 — Inventories

Inventories comprise the following:

	December 31, 2021	September 30, 2021	December 31, 2020
Non-utility LPG and natural gas	$352	$278	$181
Gas Utility natural gas	65	68	19
Energy certificates	60	53	3
Materials, supplies and other	71	70	76
Total inventories	$548	$469	$279

Note 7 — Utility Regulatory Assets and Liabilities and Regulatory Matters

For a description of the Company’s regulatory assets and liabilities other than those described below, see Note 9 in the Company’s 2021 Annual Report. Other than removal costs, Utilities currently does not recover a rate of return on its regulatory assets listed below. The following regulatory assets and liabilities associated with Utilities are included on the Condensed Consolidated Balance Sheets:

	December 31, 2021	September 30, 2021	December 31, 2020
Regulatory assets (a):
Income taxes recoverable	$145	$143	$126
Underfunded pension and postretirement plans	106	108	172
Environmental costs	57	58	59
Deferred fuel and power costs	29	11	—
Removal costs, net	23	24	24
Other	52	53	14
Total regulatory assets	$412	$397	$395
Regulatory liabilities (a):
Postretirement benefit overcollections	$13	$13	$13
Deferred fuel and power refunds	1	36	24
State tax benefits — distribution system repairs	33	32	28
Excess federal deferred income taxes	285	287	272
Other	14	20	9
Total regulatory liabilities	$346	$388	$346
(a)Current regulatory assets are included in “Prepaid expenses and other current assets” and regulatory liabilities are included in “Other current liabilities” and “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets.

Deferred fuel and power refunds. Utilities’ tariffs contain clauses that permit recovery of all prudently incurred purchased gas and power costs through the application of PGC rates and DS tariffs. These clauses provide for periodic adjustments to PGC and DS rates for differences between the total amount of purchased gas and electric generation supply costs collected from customers and recoverable costs incurred. Net undercollected costs are classified as a regulatory asset and net overcollections are classified as a regulatory liability.

PA Gas Utility uses derivative instruments to reduce volatility in the cost of gas it purchases for retail core-market customers. Realized and unrealized gains or losses on natural gas derivative instruments are included in deferred fuel and power costs or refunds. Net unrealized gains (losses) on such contracts at December 31, 2021, September 30, 2021 and December 31, 2020 were $2, $35 and $(1), respectively.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Other Regulatory Matters

Base Rate Filings. On January 28, 2022, PA Gas Utility filed a request with the PAPUC to increase its base operating revenues for residential, commercial and industrial customers by $83 annually. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service and continue to fund programs designed to promote and reward customers’ efforts to increase efficient use of natural gas. PA Gas Utility requested that the new gas rates become effective March 29, 2022. However, the PAPUC typically suspends the effective date for general base rate proceedings for a period not to exceed nine months after the filing date to allow for investigation and public hearings. We cannot predict the timing or the ultimate outcome of the rate case review process.

On February 8, 2021, Electric Utility filed a rate request with the PAPUC to increase its annual base distribution revenues by $9. On October 28, 2021, the PAPUC issued a final order approving a settlement that permitted Electric Utility, effective November 9, 2021, to increase its base distribution revenues by $6.

On January 28, 2020, PA Gas Utility filed a request with the PAPUC to increase its annual base distribution operating revenues by $75 annually. On October 8, 2020, the PAPUC issued a final Order approving a settlement that permitted PA Gas Utility to increase its annual base distribution rates by $20, through a phased approach, with $10 beginning January 1, 2021 and an additional $10 beginning July 1, 2021. Additionally, PA Gas Utility was authorized to implement a DSIC once PA Gas Utility total property, plant and equipment less accumulated depreciation reached $2,875. This threshold was achieved in December 2020, and PA Gas Utility implemented a DSIC effective April 1, 2021. The PAPUC’s final Order also included enhanced COVID-19 customer assistance measures, including the establishment of an Emergency Relief Program for a defined set of payment troubled customers (“ERP”). Additionally, the PAPUC’s final order permitted PA Gas Utility to establish a regulatory asset for certain incremental expenses attributable to the ongoing COVID-19 pandemic, most notably expenses related to the ERP and uncollectible accounts expense, through the effective date of rates in the next PA Gas Utility base rate case, to be recovered and amortized over a 10-year period. In accordance with the terms of the Joint Petition, PA Gas Utility was not permitted to file a rate case prior to January 1, 2022.

Note 8 — Debt

UGI International. On December 7, 2021, UGI International, LLC issued, in an underwritten private placement, €400 principal amount of the UGI International 2.50% Senior Notes due December 1, 2029. The UGI International 2.50% Senior Notes rank equal in right of payment with indebtedness issued under the UGI International Credit Facilities Agreement.

The net proceeds from the UGI International 2.50% Senior Notes were used (1) to repay all of the UGI International 3.25% Senior Notes due November 1, 2025 and associated fees and expenses and (2) for general corporate purposes. We have designated the UGI International 2.50% Senior Notes as a net investment hedge. In connection with this early repayment of debt, UGI International recognized a pre-tax loss of $11, which is reflected in “Loss on extinguishment of debt” on the Condensed Consolidated Statements of Income, and primarily comprises the write-off of unamortized debt issuance costs and early redemption premiums.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
UGI Utilities is subject to a COA with the PADEP to address the remediation of specified former MGP sites in Pennsylvania which is scheduled to terminate at the end of 2031. In accordance with the COA, UGI Utilities is required to either obtain a certain number of points per calendar year based on defined eligible environmental investigatory and/or remedial activities at the MGPs, or make expenditures for such activities in an amount equal to an annual environmental minimum expenditure threshold. The annual minimum expenditure threshold of the COA is $5. The COA permits the transfer of the specified wells, with related costs counted towards the annual minimum expenditure. At December 31, 2021, September 30, 2021 and December 31, 2020, our aggregate estimated accrued liabilities for environmental investigation and remediation costs related to the current COA and the predecessor agreements totaled $50, $50 and $49, respectively.

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

The NYDEC commenced implementation of the remediation plan in the spring of 2018. Based on our evaluation of the available information as of December 31, 2021, the Partnership has an undiscounted environmental remediation liability of $8 related to the site. Our share of the actual remediation costs could be significantly more or less than the accrued amount.

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

Note 10 — Defined Benefit Pension and Other Postretirement Plans

The Company maintains defined benefit plans and other postretirement plans for certain current and former employees. The service cost component of our pension and other postretirement plans, net of amounts capitalized, is reflected in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income. The non-service cost component, net of

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
amounts capitalized by Utilities as a regulatory asset, is reflected in “Other non-operating income (expense), net” on the Condensed Consolidated Statements of Income. Other postretirement benefit cost was not material for all periods presented. Net periodic pension cost includes the following components:

Three Months Ended December 31,	2021	2020
Service cost	$4	$3
Interest cost	6	5
Expected return on assets	(12)	(10)
Amortization of:
Actuarial loss	2	4
Net cost	$—	$2

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 11 — Fair Value Measurements

Recurring Fair Value Measurements

The following table presents, on a gross basis, our financial assets and liabilities, including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
December 31, 2021:
Derivative instruments:
Assets:
Commodity contracts	$411	$711	$—	$1,122
Foreign currency contracts	$—	$29	$—	$29
Interest rate contracts	$—	$5	$—	$5
Liabilities:
Commodity contracts	$(160)	$(18)	$—	$(178)
Foreign currency contracts	$—	$(7)	$—	$(7)
Interest rate contracts	$—	$(17)	$—	$(17)
Non-qualified supplemental postretirement grantor trust investments (a)	$52	$—	$—	$52
September 30, 2021:
Derivative instruments:
Assets:
Commodity contracts	$641	$1,008	$—	$1,649
Foreign currency contracts	$—	$38	$—	$38
Liabilities:
Commodity contracts	$(264)	$(16)	$—	$(280)
Foreign currency contracts	$—	$(8)	$—	$(8)
Interest rate contracts	$—	$(29)	$—	$(29)
Non-qualified supplemental postretirement grantor trust investments (a)	$53	$—	$—	$53
December 31, 2020:
Derivative instruments:
Assets:
Commodity contracts	$60	$111	$—	$171
Foreign currency contracts	$—	$14	$—	$14
Liabilities:
Commodity contracts	$(58)	$(14)	$—	$(72)
Foreign currency contracts	$—	$(25)	$—	$(25)
Interest rate contracts	$—	$(50)	$—	$(50)
Non-qualified supplemental postretirement grantor trust investments (a)	$46	$—	$—	$46
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

	December 31, 2021	September 30, 2021	December 31, 2020
Carrying amount	$6,580	$6,491	$6,078
Estimated fair value	$7,048	$6,996	$6,581

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

The following summarizes the types of derivative instruments used by the Company to manage certain market risks:

Commodity Price Risk

Regulated Utility Operations

Natural Gas

UGI Utilities’ tariffs contain clauses that permit recovery of all prudently incurred costs of natural gas it sells to retail core-market customers, including the cost of financial instruments used to hedge purchased gas costs. As permitted and agreed to by the PAPUC pursuant to PA Gas Utility’s annual PGC filings, PA Gas Utility currently uses NYMEX natural gas futures and option contracts to reduce commodity price volatility associated with a portion of the natural gas it purchases for its retail core-market customers. See Note 7 for further information on the regulatory accounting treatment for these derivative instruments.

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

Natural Gas

In order to manage market price risk relating to fixed-price sales contracts for physical natural gas, Midstream & Marketing enters into NYMEX and over-the-counter natural gas futures and over-the-counter and ICE natural gas basis swap contracts. In addition, Midstream & Marketing uses NYMEX and over-the-counter futures and options contracts to economically hedge price volatility associated with the gross margin derived from the purchase and anticipated later near-term sale of natural gas storage inventories. Outside of the financial market, Midstream & Marketing also uses ICE and over-the-counter forward physical contracts. UGI International also uses natural gas futures and forward contracts to economically hedge market price risk associated with a substantial portion of anticipated volumes under fixed-price sales contracts with its customers.

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

The remainder of our long-term debt is typically issued at fixed rates of interest. As this long-term debt matures, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time, we enter into IRPAs. We account for IRPAs as cash flow hedges. There were no unsettled IRPAs during any of the periods presented. At December 31, 2021, the amount of pre-tax net losses associated with interest rate hedges (excluding pay-fixed, receive-variable interest rate swaps) expected to be reclassified into earnings during the next twelve months is $4.

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

Net Investment Hedges

From time to time, we also enter into certain forward foreign currency exchange contracts to reduce the volatility of the U.S. dollar value of a portion of our UGI International euro-denominated net investments, including anticipated foreign currency denominated dividends. We account for these foreign currency exchange contracts as net investment hedges and all changes in the fair value of these contracts are reported in the cumulative translation adjustment component in AOCI. We use the spot rate method to measure ineffectiveness of our net investment hedges.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Concurrent with the repayment of UGI International’s 3.25% Senior Notes on December 7, 2021, we terminated an associated net investment hedge having a notional value of €93. Cash flows from this termination are included in cash flows from investing activities on the Condensed Consolidated Statements of Cash Flows.

Our euro-denominated long-term debt has also been designated as net investment hedges, representing a portion of our UGI International euro-denominated net investment. We recognized pre-tax gains (losses) associated with these net investment hedges in the cumulative translation adjustment component in AOCI of $13 and $(32) during the three months ended December 31, 2021 and 2020, respectively.

Quantitative Disclosures Related to Derivative Instruments

The following table summarizes by derivative type the gross notional amounts related to open derivative contracts at December 31, 2021, September 30, 2021 and December 31, 2020, and the final settlement dates of the Company's open derivative contracts as of December 31, 2021, excluding those derivatives that qualified for the NPNS exception:

			Notional Amounts (in millions)
Type	Units	Settlements Extending Through	December 31, 2021	September 30, 2021	December 31, 2020
Commodity Price Risk:
Regulated Utility Operations
PA Gas Utility NYMEX natural gas futures and option contracts	Dekatherms	September 2022	14	20	16
Non-utility Operations
LPG swaps	Gallons	September 2024	732	708	719
Natural gas futures, forward, basis swap, options and pipeline contracts	Dekatherms	September 2026	382	355	342
Electricity forward and futures contracts	Kilowatt hours	January 2026	4,261	4,302	4,816
Interest Rate Risk:
Interest rate swaps	Euro	October 2022	€300	€300	€300
Interest rate swaps	USD	September 2024	$1,418	$1,421	$1,306
Foreign Currency Exchange Rate Risk:
Forward foreign currency exchange contracts	USD	September 2024	$415	$509	$457
Net investment hedge forward foreign exchange contracts	Euro	December 2026	€486	€173	€173

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
We have concentrations of credit risk associated with derivative instruments and we evaluate the creditworthiness of our derivative counterparties on an ongoing basis. As of December 31, 2021, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was $1,156. In general, many of our over-the-counter derivative instruments and all exchange contracts call for the

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At December 31, 2021, we had received cash collateral from derivative instrument counterparties totaling $205. In addition, we may have offsetting derivative liabilities and certain accounts payable balances with certain of these counterparties, which further mitigates the previously mentioned maximum amount of losses. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At December 31, 2021, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Fair Value of Derivative Instruments

The following table presents the Company’s derivative assets and liabilities by type, as well as the effects of offsetting:

	December 31, 2021	September 30, 2021	December 31, 2020
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	$10	$20	$8
Interest rate contracts	5	—	—
	15	20	8
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	10	58	1
Derivatives not designated as hedging instruments:
Commodity contracts	1,112	1,591	170
Foreign currency contracts	19	18	6
	1,131	1,609	176
Total derivative assets — gross	1,156	1,687	185
Gross amounts offset in the balance sheet	(116)	(216)	(48)
Cash collateral received	(205)	(468)	(6)
Total derivative assets — net	$835	$1,003	$131
Derivative liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts	$(3)	$—	$—
Interest rate contracts	(17)	(29)	(50)
	(20)	(29)	(50)
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	(7)	(23)	(2)
Derivatives not designated as hedging instruments:
Commodity contracts	(171)	(257)	(70)
Foreign currency contracts	(4)	(8)	(25)
	(175)	(265)	(95)
Total derivative liabilities — gross	(202)	(317)	(147)
Gross amounts offset in the balance sheet	116	216	48
Cash collateral pledged	—	3	—
Total derivative liabilities — net	$(86)	$(98)	$(99)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Effects of Derivative Instruments

The following tables provide information on the effects of derivative instruments on the Condensed Consolidated Statements of Income and changes in AOCI:

Three Months Ended December 31,:
	Gain (Loss) Recognized in AOCI		Loss Reclassified from AOCI into Income		Location of Loss Reclassified from AOCI into Income
Cash Flow Hedges:	2021	2020	2021	2020
Interest rate contracts	$12	$—	$(6)	$(7)	Interest expense

Net Investment Hedges:
Foreign currency contracts	$—	$(8)

	Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2021	2020	Location of Gain (Loss) Recognized in Income
Commodity contracts	$8	$3	Revenues
Commodity contracts	(273)	103	Cost of sales
Commodity contracts	—	2	Operating and administrative expenses
Commodity contracts	—	5	Other operating income, net
Foreign currency contracts	8	(20)	Other non-operating income (expense), net
Total	$(257)	$93

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 13 — Accumulated Other Comprehensive Income (Loss)

The tables below present changes in AOCI, net of tax:

Three Months Ended December 31, 2021	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2021	$(17)	$(33)	$(90)	$(140)
Other comprehensive income (loss) before reclassification adjustments	—	10	(32)	(22)
Amounts reclassified from AOCI	2	4	—	6
Other comprehensive income (loss) attributable to UGI	2	14	(32)	(16)
AOCI — December 31, 2021	$(15)	$(19)	$(122)	$(156)

Three Months Ended December 31, 2020	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2020	$(26)	$(54)	$(67)	$(147)
Other comprehensive income before reclassification adjustments	—	—	63	63
Amounts reclassified from AOCI	—	5	—	5
Other comprehensive income attributable to UGI	—	5	63	68
AOCI — December 31, 2020	$(26)	$(49)	$(4)	$(79)

Note 14 — Segment Information

Our operations comprise four reportable segments generally based upon products or services sold, geographic location and regulatory environment: (1) AmeriGas Propane; (2) UGI International; (3) Midstream & Marketing; and (4) Utilities.

Corporate & Other includes certain items that are excluded from our CODM’s assessment of segment performance (see below for further details on these items). Corporate & Other also includes the net expenses of UGI’s captive general liability insurance company, UGI’s corporate headquarters facility and UGI’s unallocated corporate and general expenses as well as interest expense on UGI debt that is not allocated. Corporate & Other assets principally comprise cash and cash equivalents of UGI and its captive insurance company, and UGI corporate headquarters’ assets. The accounting policies of our reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s 2021 Annual Report.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Three Months Ended December 31, 2021	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corporate & Other (a)
Revenues from external customers	$2,673	$—		$778	$1,049	$441	$396	$9
Intersegment revenues	$—	$(118)	(b)	$—	$—	$94	$23	$1
Cost of sales	$2,120	$(117)	(b)	$418	$793	$413	$200	$413
Operating (loss) income	$(68)	$—		$86	$78	$74	$96	$(402)
Income from equity investees	8	—		—	—	8	—	—
Loss on extinguishments of debt	(11)	—		—	—	—	—	(11)
Other non-operating income, net	10	—		—	4	—	2	4
(Loss) earnings before interest expense and income taxes	(61)	—		86	82	82	98	(409)
Interest expense	(81)	—		(41)	(7)	(10)	(16)	(7)
(Loss) income before income taxes	$(142)	$—		$45	$75	$72	$82	$(416)
Depreciation and amortization	$129	$—		$44	$31	$19	$35	$—
Capital expenditures (including the effects of accruals)	$175	$—		$35	$23	$6	$111	$—
As of December 31, 2021
Total assets	$16,800	$(269)		$4,614	$4,197	$2,999	$5,071	$188

Three Months Ended December 31, 2020	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corporate & Other (a)
Revenues from external customers	$1,932	$—		$666	$700	$279	$285	$2
Intersegment revenues	$—	$(78)	(b)	$—	$—	$62	$15	$1
Cost of sales	$833	$(77)	(b)	$272	$383	$237	$132	$(114)
Operating income	$502	$—		$141	$135	$52	$77	$97
Income from equity investees	7	—		—	—	7	—	—
Other non-operating (expense) income, net	(19)	—		—	1	—	1	(21)
Earnings before interest expense and income taxes	490	—		141	136	59	78	76
Interest expense	(78)	—		(40)	(7)	(10)	(14)	(7)
Income before income taxes	$412	$—		$101	$129	$49	$64	$69
Depreciation and amortization	$124	$—		$43	$33	$18	$29	$1
Capital expenditures (including the effects of accruals)	$152	$—		$27	$29	$17	$79	$—
As of December 31, 2020
Total assets	$14,725	$(353)		$4,471	$3,564	$2,851	$3,959	$233

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
(a)Corporate & Other includes specific items attributable to our reportable segments that are not included in the segment profit measures used by our CODM in assessing our reportable segments’ performance or allocating resources. The following table presents such pre-tax gains (losses) which have been included in Corporate & Other, and the reportable segments to which they relate:

Three Months Ended December 31, 2021	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
Net gains on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$3	$7
Net losses on commodity derivative instruments not associated with current-period transactions	Cost of sales	$(69)	$(212)	$(132)
Unrealized gains on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$6	$—
Loss on extinguishment of debt	Loss on extinguishment of debt	$—	$(11)	$—

Three Months Ended December 31, 2020	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
Net gains on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$—	$2
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Cost of sales	$37	$106	$(29)
Unrealized losses on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$(20)	$—
Business transformation expenses	Operating and administrative expenses	$(12)	$(3)	$—

(b)Represents the elimination of intersegment transactions principally among Midstream & Marketing, Utilities and AmeriGas Propane.

Note 15 — Business Transformation Initiatives

AmeriGas and UGI International. Beginning in Fiscal 2019, we began executing on multi-year business transformation initiatives at our AmeriGas Propane and UGI International business segments. These initiatives are designed to improve long-term operational performance by, among other things, reducing costs and improving efficiency in the areas of sales and marketing, supply and logistics, operations, purchasing, and administration. In addition, these business transformation initiatives focus on enhancing the customer experience through, among other things, enhanced customer relationship management and an improved digital customer experience. During the three months ended December 31, 2020, we incurred $15 of costs principally comprising consulting, advisory, marketing and employee-related costs. These costs are primarily reflected in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income. These previously announced business transformation initiatives are substantially complete.

Corporate Services. Beginning in Fiscal 2020, we initiated a transformation project focused on our support functions including: finance, procurement, human resources, and information technology. This initiative will standardize processes and activities across our global platform, while leveraging the use of best practices and efficiencies between our businesses. Amounts reflected in “Operating and administrative expenses” on the Condensed Consolidated Statement of Income in connection with this initiative during the three months ended December 31, 2021 and 2020, were not material.

Note 16 — Impact of Global Pandemic

In March 2020, the WHO declared a global pandemic attributable to the outbreak and continued spread of COVID-19 that has had a significant impact throughout the global economy. In connection with the mitigation and containment procedures recommended by the WHO, the CDC, and as imposed by federal, state, and local governmental authorities, including shelter-in-

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
place orders, quarantines and similar restrictions, the Company implemented a variety of procedures to protect our employees, third-party business partners, and customers worldwide. The Company continues to provide essential products and services to its global customers in a safe and reliable manner, and will continue to do so in compliance with mandated restrictions presented by each of the markets it serves. The Company continues to evaluate and react to the potential effects of a prolonged disruption and the continued impact on its results of operations. These items may include, but are not limited to: the financial condition of its customers; decreased availability and demand for its products and services; realization of accounts receivable; impairment considerations related to certain current assets, long-lived assets and goodwill; delays related to current and future projects; commodity price volatility and supply chain constraints; and the effects of government stimulus efforts including tax legislation in response to COVID-19. While its operations and financial performance continue to be impacted by COVID-19, the Company cannot predict the duration or magnitude of the pandemic and the total effects on its business, financial position, results of operations, liquidity or cash flows at this time.

Note 17 — Subsequent Event

Stonehenge Acquisition

On January 27, 2022, UGI through its wholly owned indirect subsidiary, Energy Services, completed the Stonehenge Acquisition in which Energy Services acquired all of the equity interests in Stonehenge, for total cash consideration of $190. The Stonehenge business includes a natural gas gathering system, located in Western Pennsylvania, includes more than 47 miles of pipeline and associated compression assets. The Stonehenge Acquisition is consistent with our growth strategies, including expanding our midstream natural gas gathering assets within the Appalachian basin production region. The Stonehenge Acquisition was funded with borrowings on the Energy Services Credit Agreement and cash on hand. We expect to refinance these borrowings on a long-term basis in the near future.

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

These factors, and those factors set forth in Item 1A. Risk Factors in the Company’s 2021 Annual Report, are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events except as required by the federal securities laws.

ANALYSIS OF RESULTS OF OPERATIONS

The following analysis compares the Company’s results of operations for the 2021 three-month period with the 2020 three-month period. Our analysis of results of operations should be read in conjunction with the segment information included in Note 14 to Condensed Consolidated Financial Statements.

Because most of our businesses sell or distribute energy products used in large part for heating purposes, our results are significantly influenced by temperatures in our service territories, particularly during the heating-season months of October

UGI CORPORATION AND SUBSIDIARIES
through March. As a result, our operating results, excluding the effects of gains and losses on derivative instruments not associated with current-period transactions as further discussed below, are significantly higher in our first and second fiscal quarters.

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

UGI CORPORATION AND SUBSIDIARIES
The following tables reflect the adjustments referred to above and reconcile net (loss) income attributable to UGI Corporation, the most directly comparable GAAP measure, to adjusted net income attributable to UGI Corporation, and reconcile diluted (loss) earnings per share, the most directly comparable GAAP measure, to adjusted diluted earnings per share:

Adjusted net income attributable to UGI Corporation	Three Months Ended December 31,
(Dollars in millions)	2021	2020
AmeriGas Propane	$34	$74
UGI International	57	92
Midstream & Marketing	51	35
Utilities	63	49
Corporate & Other (a)	(302)	53
Net (loss) income attributable to UGI Corporation	(97)	303
Net losses (gains) on commodity derivative instruments not associated with current-period transactions (net of tax of $(111) and $31, respectively)	292	(85)
Unrealized (gains) losses on foreign currency derivative instruments (net of tax of $2 and $(5), respectively)	(4)	15
Loss on extinguishment of debt (net of tax of $(3) and $0, respectively)	8	—
Acquisition and integration expenses associated with the Mountaineer Acquisition (net of tax of $0 and $(1), respectively)	1	1
Business transformation expenses (net of tax of $(1) and $(4), respectively)	1	13
Total adjustments (a) (b)	298	(56)
Adjusted net income attributable to UGI Corporation	$201	$247

	Three Months Ended December 31,
Adjusted diluted earnings per share	2021	2020
AmeriGas Propane	$0.16	$0.35
UGI International	0.26	0.44
Midstream & Marketing	0.24	0.17
Utilities	0.29	0.23
Corporate & Other (a)	(1.41)	0.25
(Loss) earnings per share - diluted (c)	(0.46)	1.44
Net losses (gains) on commodity derivative instruments not associated with current-period transactions	1.37	(0.40)
Unrealized (gains) losses on foreign currency derivative instruments	(0.02)	0.07
Loss on extinguishment of debt	0.03	—
Acquisition and integration expenses associated with the Mountaineer Acquisition	—	0.01
Business transformation expenses	0.01	0.06
Total adjustments (a)	1.39	(0.26)
Adjusted earnings per share - diluted (c)	$0.93	$1.18

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
(c)The loss per share for the three months ended December 31, 2021, was determined excluding the effect of 6.49 million dilutive shares as the impact of such shares would have been antidilutive to the net loss for the period. Adjusted earnings per share for the three months ended December 31, 2021, was determined based upon fully diluted shares of 216.16 million.

UGI CORPORATION AND SUBSIDIARIES

EXECUTIVE OVERVIEW

Recent Developments

Global Macroeconomic Conditions. During Fiscal 2021 and continuing into the current fiscal year, global commodity and labor markets experienced significant inflationary pressures attributable to economic recovery and supply chain issues associated with the ongoing COVID-19 pandemic, as discussed below. These inflationary pressures led to significant volatility across various consumer price indices during Fiscal 2021 and have continued during the 2021 three-month period. We have experienced substantial shifts in commodity prices, particularly in LPG, natural gas and electricity prices, which, in turn, have led to extensive mark-to-market impacts on commodity derivatives instruments not associated with current-period activity. The ongoing strain on supply costs and its resulting impact on the valuation of certain derivatives has resulted in increased inventory costs and certain distribution expenses across all of our businesses. It has also affected requirements around cash collateral and restricted cash associated with our outstanding derivatives. The Company believes that these external factors and the associated extreme cost volatility are temporary and their impact will be mitigated by our continued margin management efforts, expense control initiatives, and liquidity management.

Ongoing COVID-19 Pandemic. In March 2020, the WHO declared a global pandemic attributable to the outbreak and continued spread of COVID-19 that has had a significant impact throughout the global economy. In connection with the mitigation and containment procedures recommended by the WHO, the CDC, and as imposed by federal, state, and local governmental authorities, including shelter-in-place orders, quarantines and similar restrictions, we implemented a variety of procedures to protect our employees, third-party business partners, and customers worldwide. Although our results continue to be impacted by COVID-19, we continue to provide essential products and services to our global customers in a safe and reliable manner and will continue to do so in compliance with mandated restrictions presented by each of the markets we serve. We continue to evaluate and react to the potential effects of a prolonged disruption and the continued impact on our results of operations. These items may include, but are not limited to: the financial condition of our customers; decreased availability and demand for our products and services; realization of accounts receivable; impairment considerations related to certain current assets, long-lived assets and goodwill; delays related to current and future projects; commodity price volatility and supply chain constraints; and the effects of government stimulus efforts including tax legislation in response to COVID-19.

We cannot predict the duration or total magnitude of the pandemic and the total effects on our business, financial position, results of operations, liquidity or cash flows at this time, but we remain focused on managing our financial condition and liquidity throughout this global crisis.

Continuing Business Transformation Initiatives. By the end of Fiscal 2021, AmeriGas Propane and UGI International substantially completed their previously announced business transformation initiatives. Anticipated benefits to be fully recognized in Fiscal 2022 for both programs remain on target.

Beginning in Fiscal 2020, we initiated a transformation project focused on our corporate support functions including: finance, procurement, human resources, and information technology. This initiative will standardize processes and activities across our global platform, while leveraging the use of best practices and efficiencies between our businesses. While this initiative is being coordinated across multiple support functions, each function is at a different stage of transformation and will undergo the required changes by the end of Fiscal 2023. In connection with these activities, we expect to incur approximately $40 million of non-recurring costs during that time resulting in more than $15 million of ongoing annualized savings by the end of Fiscal 2023.

2021 three-month period compared with 2020 three-month period

Discussion. The net loss attributable to UGI Corporation for the 2021 three-month period was $97 million (equal to $0.46 loss per diluted share) compared to net income attributable to UGI Corporation of $303 million (equal to $1.44 per diluted share) during the 2020 three-month period. These results include losses from changes in unrealized commodity derivative instruments and certain foreign currency derivative instruments of $288 million during the 2021 three-month period compared to gains of $70 million during the 2020 three-month period. Net (loss) income attributable to UGI Corporation also reflects business transformation expenses of $1 million and $13 million, respectively, in the 2021 and 2020 three-month periods, as well as acquisition and integration expenses associated with Mountaineer of $1 million during both periods. The 2021 three-month period also includes a loss on extinguishment of debt of $8 million associated with financing activities at UGI International.

UGI CORPORATION AND SUBSIDIARIES

Adjusted net income attributable to UGI Corporation for the 2021 three-month period was $201 million (equal to $0.93 per diluted share) compared to $247 million (equal to $1.18 per diluted share) during the 2020 three-month period. The decrease in adjusted net income attributable to UGI Corporation during the 2021 three-month period reflects lower earnings contributions from our LPG businesses which were impacted by warmer weather in the U.S. compared to the prior-year period and the effects of commodity price volatility on current-period margins. Results for the 2020 three-month period were also affected by a tax benefit under the CARES Act. These factors were partially offset by improved earnings from Utilities largely attributable to contributions from the Mountaineer acquisition and higher renewable energy margin at our Midstream & Marketing business compared to the prior-year period.
AmeriGas Propane’s adjusted net income attributable to UGI Corporation decreased $40 million in the 2021 three-month period. This decrease principally reflects lower retail propane margin primarily attributable to lower volumes sold and higher operating and administrative expenses primarily attributable to increasing distribution costs and other expenses attributable to inflationary pressures.
UGI International’s adjusted net income attributable to UGI Corporation decreased $35 million in the 2021 three-month period principally reflecting lower total margin from our energy marketing business, lower average LPG unit margins associated with increased commodity costs, and higher distribution and packaging costs associated with higher LPG retail volumes. This decrease was partially offset by colder weather resulting in higher retail LPG volumes sold, as well as, higher other operating income associated with the sale of assets.
Midstream & Marketing’s adjusted net income attributable to UGI Corporation increased $16 million in the 2021 three-month period primarily attributable to higher margins related to renewable energy marketing activities and capacity management compared to the prior-year period.
Utilities’ adjusted net income attributable to UGI Corporation increased $14 million in the 2021 three-month period compared to the prior-year period. The increase was largely related to incremental earnings attributable to the acquisition of Mountaineer. The increase in base rates and the implementation of a DSIC at UGI Utilities, both effective during Fiscal 2021, also contributed to the earnings improvement during the current-year period.

SEGMENT RESULTS OF OPERATIONS
2021 Three-Month Period Compared with the 2020 Three-Month Period
AmeriGas Propane

For the three months ended December 31,	2021	2020	Increase (Decrease)
(Dollars in millions)
Revenues	$778	$666	$112	17%
Total margin (a)	$360	$394	$(34)	(9)%
Operating and administrative expenses	$240	$221	$19	9%
Operating income/earnings before interest expense and income taxes	$86	$141	$(55)	(39)%
Retail gallons sold (millions)	241	276	(35)	(13)%
Heating degree days—% warmer than normal (b)	(9.9)%	(4.6)%	—	—
(a)Total margin represents total revenues less total cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for 344 regions in the United States, excluding Alaska and Hawaii.

Average temperatures during the 2021 three-month period were 9.9% warmer than normal and 6.2% warmer than the prior-year period. Total retail gallons sold decreased 13% during the 2021 three-month period principally reflecting the impacts of weather that was warmer than the prior-year period. The decrease in retail gallons sold was also partially attributable to the effect of higher commodity prices on customer usage, the impact from certain challenges associated with the implementation of our new operating business model in the prior year and the impact of COVID-19 on cylinder exchange and resale volumes.

UGI CORPORATION AND SUBSIDIARIES
Total revenues increased $112 million during the 2021 three-month period largely reflecting higher average propane selling prices ($170 million) and higher wholesale volumes sold ($14 million) compared to the prior-year period. These positive impacts were partially offset by the effects of the previously mentioned decrease in retail propane volumes sold ($72 million). Average daily wholesale propane commodity prices during the 2021 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 125% higher than such prices during the 2020 three-month period.

Total cost of sales increased $146 million during the 2021 three-month period largely attributable to the higher average propane product costs ($160 million) and higher wholesale propane volumes sold ($13 million). These increases in cost of sales were partially offset by the decrease in retail propane volumes sold ($29 million). Total margin decreased $34 million in the 2021 three-month period largely attributable to the lower retail propane volumes ($43 million) partially offset by higher average propane selling prices ($10 million).

Operating income and earnings before interest expense and income taxes decreased $55 million during the 2021 three-month period primarily reflecting the decrease in total margin and higher operating and administrative expenses ($19 million) compared to the prior-year period. The increase in operating and administrative expenses reflects, among other things, higher expenses associated with general insurance ($6 million), vehicle fuel ($3 million), bad debt reserves ($3 million), advertising expenses ($2 million) and telecommunications ($2 million) compared to the prior-year period. The increase in these expenses were driven, in part, by the inflationary cost environment.

UGI International

For the three months ended December 31,	2021	2020	Increase (Decrease)
(Dollars in millions)
Revenues	$1,049	$700	$349	50%
Total margin (a)	$256	$317	$(61)	(19)%
Operating and administrative expenses	$161	$157	$4	3%
Operating income	$78	$135	$(57)	(42)%
Earnings before interest expense and income taxes	$82	$136	$(54)	(40)%
LPG retail gallons sold (millions)	249	236	13	6%
Heating degree days—% colder (warmer) than normal (b)	5.0%	(2.0)%	—	—
(a)Total margin represents revenues less cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data at locations in our UGI International service territories.

Average temperatures during the 2021 three-month period were 5.0% colder than normal and 6.6% colder than the prior-year period. Total LPG retail gallons sold during the 2021 three-month period increased 6% compared to the prior-year period largely attributable to the colder weather which positively impacted heating-related bulk volumes, favorable crop drying campaigns and the recovery of certain autogas volumes that were negatively impacted by COVID-19. Average wholesale prices for propane and butane during the 2021 three-month period in northwest Europe were approximately 100% and 97% higher, respectively, compared with the prior-year period.

UGI International base-currency results are translated into U.S. dollars based upon exchange rates experienced during the reporting periods. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During the 2021 and 2020 three-month periods, the average unweighted euro-to-dollar translation rates were approximately $1.14 and $1.19, respectively, and the average unweighted British pound sterling-to-dollar translation rates were approximately $1.35 and $1.32, respectively. Fluctuations in these foreign currency exchange rates can have a significant impact on the individual financial statement components discussed below. The net effect of changes in foreign currency exchange rates on UGI International’s earnings before interest expense and income taxes resulted in a net loss of $4 million in the 2021 three-month period. However, the impact of these changes is mitigated by the effects of forward foreign currency exchange contracts entered into over a multi-year period intended to substantially offset this volatility. These forward foreign currency exchange contracts resulted in realized net gains of $4 million and $1 million in the 2021 and 2020 three-month periods, respectively.

UGI International revenues and cost of sales increased $349 million and $410 million, respectively, during the 2021 three-month period compared to the prior-year period. The increase in revenues and cost of sales principally reflects the effects of higher average butane and propane selling prices and product costs compared to the prior-year period and the impact of

UGI CORPORATION AND SUBSIDIARIES
significant increases and volatility in natural gas and power prices on our energy marketing business. These increases were slightly offset by the translation effects of weaker foreign currencies (approximately $37 million and $26 million, respectively).

UGI International total margin decreased $61 million during the 2021 three-month period primarily reflecting lower total margin from our energy marketing business and lower average LPG unit margins which reflect the effects of higher costs of energy conservation certificates, higher product costs and a higher concentration of low margin medium and large bulk volumes compared to the prior-year period. The lower total margin from our energy marketing business is largely due to the impact of increasing commodity costs associated with higher-than-anticipated volumes purchased by certain customers through fixed price sales contracts. Portions of this margin decrease will be recovered in future periods as their effect was amplified by the significant commodity price volatility experienced within the 2021 three-month period. These impacts were partially mitigated by the translation effects of weaker foreign currencies (approximately $11 million).

UGI International operating income and earnings before interest expense and income taxes decreased $57 million and $54 million, respectively, during the 2021 three-month period compared to the prior-year period. The decrease in operating income principally reflects the previously mentioned decrease in total margin and higher operating and administrative expenses ($4 million) partially offset by higher other operating income associated with gains on the sale of assets. The increase in operating and administrative expenses is primarily attributable to distribution and packaging costs associated with higher retail LPG volumes sold. The decrease in earnings before interest expense and income taxes in the 2021 three-month period largely reflects the decrease in operating income partially offset by higher realized gains on foreign currency exchange contracts entered into in order to reduce volatility in UGI International earnings resulting from the effects of changes in foreign currency exchange rates ($3 million).

Midstream & Marketing

For the three months ended December 31,	2021	2020	Increase (Decrease)
(Dollars in millions)
Revenues	$535	$341	$194	57%
Total margin (a)	$122	$104	$18	17%
Operating and administrative expenses	$29	$32	$(3)	(9)%
Operating income	$74	$52	$22	42%
Earnings before interest expense and income taxes	$82	$59	$23	39%
(a)Total margin represents revenues less cost of sales.

Average temperatures across Midstream & Marketing’s energy marketing territory during the 2021 three-month period were 15.8% warmer than normal and 11.4% warmer than the prior-year period.

Midstream & Marketing revenues for the 2021 three-month period increased $194 million compared to the prior-year period largely reflecting increased revenues from natural gas marketing activities ($166 million). Higher revenues attributable to renewable energy marketing ($10 million), peaking ($7 million), and capacity management activities ($5 million) also contributed to improvement in the current period. Midstream & Marketing cost of sales were $413 million in the 2021 three-month period compared to $237 million in the prior-year period. The $176 million increase principally reflects higher cost of sales related to natural gas marketing activities ($170 million). The increases in both natural gas revenues and cost of sales during the 2021 three-month period are largely attributable to a significant increase in average natural gas prices compared to the prior-year period partially offset by lower volumes attributable to the warmer weather.

Midstream & Marketing total margin increased $18 million in the 2021 three-month period largely reflecting higher margin from renewable energy marketing activities ($12 million) including the impact of increased volumes and average pricing related to environmental credits compared to the prior-year period. Improved margins from capacity management ($5 million) and peaking contracts ($3 million) also contributed to the increase in the current period. These positive impacts were partially offset by lower margin from natural gas marketing activities ($4 million) which includes the of effects of warmer weather and the impact of higher commodity prices compared to the prior-year period.

Midstream & Marketing operating income and earnings before interest expense and income taxes during the 2021 three-month period increased $22 million and $23 million, respectively, compared to the prior-year period. These improvements primarily reflect the increase in total margin and lower operating and administrative expenses ($3 million) compared to the prior-year period, and the absence of an adjustment to the contingent consideration related to the GHI acquisition in the prior-year period. The decrease in operating and administrative expenses reflects, among other things, lower wages and benefits compared to the prior-year period.

UGI CORPORATION AND SUBSIDIARIES

Utilities

For the three months ended December 31,	2021	2020	Increase (Decrease)
(Dollars in millions)
Revenues	$419	$300	$119	40%
Total margin (a)	$213	$167	$46	28%
Operating and administrative expenses (a)	$80	$60	$20	33%
Operating income	$96	$77	$19	25%
Earnings before interest expense and income taxes	$98	$78	$20	26%
Gas Utility system throughput—bcf
Core market	29	23	6	26%
Total	93	83	10	12%
Electric Utility distribution sales - gwh	242	244	(2)	(1)%
Gas Utility heating degree days—% warmer than normal (b)	(15.1)%	(9.8)%	—	—
(a)Total margin represents revenues less cost of sales and revenue-related taxes (i.e., gross receipts and business and occupation taxes) of $6 million and $1 million, respectively, during the 2021 and 2020 three-month periods. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating and administrative expenses presented above).
(b)Deviation from average heating degree days is determined on a 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for airports located within Gas Utility’s service territories.

Temperatures in Gas Utility’s service territories during the 2021 three-month period were 15.1% warmer than normal and 7.9% warmer than the prior-year period. The increase in Gas Utility core market and total volumes during the 2021 three-month period are largely related to incremental volumes attributable to the acquisition of Mountaineer. Electric Utility distribution sales volumes were comparable to the prior-year period.
Utilities revenues increased $119 million in the 2021 three-month period reflecting a $115 million increase in Gas Utility revenues and a $4 million increase in Electric Utility revenues. The increase in Gas Utility revenues principally reflects incremental revenues attributable to Mountaineer ($70 million), the increase in base rates that went into effect during Fiscal 2021, and higher pricing on off system sales and higher PGC rates compared to the prior-year period. The increase in Electric Utility revenues during the 2021 three-month period reflects the increase in base rates that went into effect in November 2021 and higher DS rates compared to the prior-year period.

Utilities cost of sales increased $73 million compared to the prior-year period. The increase in Gas Utility cost of sales during the 2021 three-month period reflects incremental cost attributable to Mountaineer ($37 million), higher PGC rates compared to the prior-year period, and increased cost of sales associated with off system sales. Electric Utility cost of sales increased during the 2021 three-month period largely reflecting the higher DS rates compared to the prior-year period.

Utilities total margin increased $46 million during the 2021 three-month period largely reflecting incremental margin attributable to Mountaineer ($33 million). The Gas Utility increase also includes higher natural gas margin attributable to the increase in base rates that went into effect during Fiscal 2021, the positive impact of the implementation of a DSIC effective April 1, 2021, higher margin from large delivery service customers, and the effects of customer growth compared to the prior-year period. Electric Utility margin increased $2 million largely attributable to the increase in base rates compared to the prior-year period.

Utilities operating income and earnings before interest expense and income taxes increased $19 million and $20 million, respectively, during the 2021 three-month period. These increases largely reflect the previously mentioned increase in total margin partially offset by higher operating and administrative expenses ($20 million) and higher depreciation expense ($6 million) compared to the prior-year period, both principally related to incremental expenses attributable to Mountaineer. The higher depreciation expense compared to the prior-year period also includes the effects of continued distribution system capital expenditure activity.

UGI CORPORATION AND SUBSIDIARIES
Interest Expense and Income Taxes

Our consolidated interest expense during the 2021 three-month period was $81 million compared to $78 million during the 2020 three-month period. This increase reflects the effects of incremental long-term debt outstanding during the current period, net of repayments, primarily related to the Mountaineer acquisition and Utilities issuance of senior notes during Fiscal 2021, and higher average short-term borrowings outstanding compared to the prior-year period.

The increase in the Company’s effective income tax rate for the 2021 three-month period was principally related to the impact of significant losses on commodity derivative instruments compared to the prior-year period and the absence of a benefit under the CARES Act during the 2021 three-month period. These impacts were partially offset by a decrease in the concentration of foreign earnings reflecting foreign statutory tax rates that exceed the U.S. statutory rate.

The Company continues to evaluate the elections available under current regulations and pending legislation. Accordingly, the impacts on the Company’s income tax provisions and taxes payable or refundable related to these items are subject to change.

FINANCIAL CONDITION AND LIQUIDITY

The Company expects to have sufficient liquidity including cash on hand and available borrowing capacity to continue to support long-term commitments and ongoing operations despite uncertainties associated with the outbreak and continued spread of COVID-19 and ongoing commodity price volatility. Our total available liquidity balance, comprising cash and cash equivalents and available borrowing capacity on our revolving credit facilities, totaled approximately $1.5 billion and $2.2 billion at December 31, 2021 and September 30, 2021, respectively. The Company does not have any near-term senior note or term loan maturities, other than the UGI Utilities variable-rate term loan, which is set to mature in October 2022. While the Company’s operations and financial performance continue to be impacted by COVID-19, it is a rapidly evolving situation and the Company cannot predict the ultimate impact that COVID-19 will have on its liquidity, debt covenants, financial condition or the timing of capital expenditures. UGI and its subsidiaries were in compliance with all debt covenants as of December 31, 2021.

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

The primary sources of UGI’s cash and cash equivalents are the dividends and other cash payments made to UGI or its corporate subsidiaries by its principal business units. Our cash and cash equivalents totaled $334 million at December 31, 2021, compared with $855 million at September 30, 2021. The significant decrease in cash and cash equivalents since September 30, 2021 is primarily attributable to commodity price volatility experienced in the 2021 three-month period and the seasonality of our business as further described in “Cash Flows” below. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, at December 31, 2021 and September 30, 2021, UGI had $66 million and $172 million of cash and cash equivalents, respectively. Such cash is available to pay dividends on UGI Common Stock, to make quarterly payments on outstanding Purchase Contracts and for investment purposes.

UGI CORPORATION AND SUBSIDIARIES
Long-term Debt and Credit Facilities

Long-term Debt

The Company’s debt outstanding at December 31, 2021 and September 30, 2021, comprises the following:

	December 31, 2021						September 30, 2021
(Millions of dollars)	AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corp & Other	Total	Total
Short-term borrowings	$205	$55	$—	$319	$—	$579	$367

Long-term debt (including current maturities):
Senior notes	$2,575	$455	$—	$1,290	$—	$4,320	$4,270
Term loans	—	341	683	140	765	1,929	1,938
Other long-term debt	1	2	40	26	262	331	283
Unamortized debt issuance costs	(15)	(7)	(9)	(6)	(4)	(41)	(42)
Total long-term debt	$2,561	$791	$714	$1,450	$1,023	$6,539	$6,449
Total debt	$2,766	$846	$714	$1,769	$1,023	$7,118	$6,816

Credit Facilities

Additional information related to the Company’s credit agreements can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 6 to Consolidated Financial Statements in the Company’s 2021 Annual Report.

Information about the Company’s principal credit agreements (excluding the Receivables Facility discussed below) as of December 31, 2021 and 2020, is presented in the table below.

(Currency in millions)	Total Capacity	Borrowings Outstanding	Letters of Credit and Guarantees Outstanding	Available Borrowing Capacity
As of December 31, 2021
AmeriGas OLP	$600	$205	$3	$392
UGI International, LLC (a)	€300	€—	€—	€300
Energy Services	$260	$—	$—	$260
UGI Utilities	$350	$253	$—	$97
Mountaineer	$100	$66	$—	$34
UGI Corporation (b)	$300	$255	$—	$45
As of December 31, 2020
AmeriGas OLP	$600	$222	$60	$318
UGI International, LLC (a)	€300	€—	€—	€300
Energy Services	$260	$4	$—	$256
UGI Utilities	$350	$266	$—	$84
UGI Corporation (b)	$300	$270	$—	$30
(a)Permits UGI International, LLC to borrow in euros or dollars. In January 2022, UGI International, LLC borrowed €250 million under this revolving credit facility to support short-term liquidity targets associated with its operating subsidiaries.
(b)Borrowings outstanding have been classified as “Long-term debt” on the Condensed Consolidated Balance Sheets.

UGI CORPORATION AND SUBSIDIARIES
The average daily and peak short-term borrowings under the Company’s principal credit agreements are as follows:

	For the three months ended		For the three months ended
	December 31, 2021		December 31, 2020
(Millions of dollars or euros)	Average	Peak	Average	Peak
AmeriGas OLP	$275	$388	$224	$266
UGI International, LLC	€13	€40	€—	€—
Energy Services	$—	$—	$14	$32
UGI Utilities	$190	$258	$209	$275
Mountaineer	$61	$80	$—	$—
UGI Corporation	$125	$255	$273	$300

Receivables Facility. Energy Services has a Receivables Facility with an issuer of receivables-backed commercial paper currently scheduled to expire in October 21, 2022. At December 31, 2021, the outstanding balance of ESFC trade receivables was $115 million, none of which were sold to the bank. At December 31, 2020, the outstanding balance of ESFC trade receivables was $83 million, of which $75 million was sold to the bank. Amounts sold to the bank are reflected as “Short-term borrowings” on the Condensed Consolidated Balance Sheets. There were no sales of receivables under the Receivables Facility during the three months ended December 31, 2021. During the three months ended December 31, 2020, peak sales of receivables and average daily amounts sold were $75 million and $28 million, respectively.

Significant Financing Activities

UGI International. On December 7, 2021, UGI International, LLC issued, in an underwritten private placement, €400 million principal amount of the UGI International 2.50% Senior Notes due December 1, 2029. The UGI International 2.50% Senior Notes rank equal in right of payment with indebtedness issued under the UGI International Credit Facilities Agreement. The net proceeds from the UGI International 2.50% Senior Notes were used (1) to repay all of the UGI International 3.25% Senior Notes due November 1, 2025 and associated fees and expenses and (2) for general corporate purposes.

Dividends and Repurchases of Common Stock

On November 18, 2021, UGI’s Board of Directors declared a cash dividend equal to $0.345 per common share. The dividend was paid on January 1, 2022, to shareholders of record on December 15, 2021. On February 2, 2022, UGI’s Board of Director’s declared a quarterly dividend of $0.345 per common share. The dividend is payable April 1, 2022, to shareholders of record on March 15, 2022.

On February 2, 2022, UGI’s Board of Directors authorized an extension of an existing share repurchase program for up to 8 million shares of UGI Corporation Common Stock for an additional four-year period, expiring in February 2026.

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

Operating Activities. Year-to-year variations in our cash flows from operating activities can be significantly affected by changes in operating working capital especially during periods with significant changes in energy commodity prices. Cash flow used by operating activities was $594 million in the 2021 three-month period compared to cash provided by operating activities of $151 million in the 2020 three-month period. Cash flow from operating activities before changes in operating working capital was $330 million in the 2021 three-month period compared to $369 million in the 2020 three-month period. The lower cash flow from operating activities before changes in working capital reflects, in large part, lower operating results at AmeriGas Propane and UGI International. Cash used to fund changes in operating working capital totaled $924 million in the 2021 three-month period compared to cash used of $218 million in the 2020 three-month period. Changes in operating working capital during the 2021 three-month period reflect, among other things, increases in cash used to fund accounts receivable, inventory, accounts payable and other current liabilities, principally due to increases in commodity prices during the 2021 three-month period. Additionally, the 2021 three-month period includes $260 million of cash collateral repaid to derivative counterparties

UGI CORPORATION AND SUBSIDIARIES
as compared to $13 million of cash collateral received in the prior-year period. The 2021 three-month period includes net refunds of deferred fuel and power costs of $22 million compared to net recoveries of $4 million in the prior-year period. These increases in cash used to fund changes in working capital were partially offset by cash inflows associated with other current assets. The impact of commodity price volatility and increasing supply chain costs are pervasive throughout these changes in working capital.

Investing Activities. Investing activity cash flow is principally affected by cash expenditures for property, plant and equipment; cash paid for acquisitions of businesses and assets; investments in investees; and proceeds from sales of assets and businesses. Cash flow used by investing activities was $154 million in the 2021 three-month period compared to $189 million in the 2020 three-month period. Cash expenditures for property, plant and equipment were $186 million in the 2021 three-month period compared with $187 million in the 2020 three-month period. Cash used for acquisitions of businesses and assets in the 2020 three-month period reflects UGI International’s acquisition of an LPG retail business in Europe. Cash inflows associated with investing activities during the 2021 three-month period includes cash received from the termination of a forward foreign currency contract previously designated at a net investment hedge associated with the UGI International 3.25% Senior Notes.

Financing Activities. Changes in cash flow from financing activities are primarily due to issuances and repayments of long-term debt; net short-term borrowings/repayments; dividends on UGI Common Stock; quarterly payments on outstanding Purchase Contracts; and issuances and repurchases of equity instruments.

Cash flow provided by financing activities was $234 million in the 2021 three-month period compared with $120 million of cash used in the 2020 three-month period. The change in cash flows provided by financing activities is primarily attributable to the issuance of UGI International’s 2.50% Senior Notes and concurrent repayment of the UGI International 3.25% Senior Notes during the 2021 three-month period.

UTILITY REGULATORY MATTERS

Base Rate Filings. On January 28, 2022, PA Gas Utility filed a request with the PAPUC to increase its base operating revenues for residential, commercial and industrial customers by $83 million annually. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service and continue to fund programs designed to promote and reward customers’ efforts to increase efficient use of natural gas. PA Gas Utility requested that the new gas rates become effective March 29, 2022. However, the PAPUC typically suspends the effective date for general base rate proceedings for a period not to exceed nine months after the filing date to allow for investigation and public hearings. We cannot predict the timing or the ultimate outcome of the rate case review process.

On February 8, 2021, Electric Utility filed a rate request with the PAPUC to increase its annual base distribution revenues by $9 million. On October 28, 2021, the PAPUC issued a final order approving a settlement that permitted Electric Utility, effective November 9, 2021, to increase its base distribution revenues by $6 million.

On January 28, 2020, PA Gas Utility filed a request with the PAPUC to increase its annual base distribution operating revenues by $75 million annually. On October 8, 2020, the PAPUC issued a final Order approving a settlement that permitted PA Gas Utility to increase its annual base distribution rates by $20 million, through a phased approach, with $10 million beginning January 1, 2021 and an additional $10 million beginning July 1, 2021. Additionally, PA Gas Utility was authorized to implement a DSIC once Gas Utility total property, plant and equipment less accumulated depreciation reached $2,875 million. This threshold was achieved in December 2020, and PA Gas Utility implemented a DSIC effective April 1, 2021. The PAPUC’s final Order also included enhanced COVID-19 customer assistance measures, including the establishment of an Emergency Relief Program for a defined set of payment troubled customers (“ERP”). Additionally, the PAPUC’s final order permitted PA Gas Utility to establish a regulatory asset for certain incremental expenses attributable to the ongoing COVID-19 pandemic, most notably expenses related to the ERP and uncollectible accounts expense, through the effective date of rates in the next PA Gas Utility base rate case, to be recovered and amortized over a 10-year period. In accordance with the terms of the Joint Petition, PA Gas Utility was not permitted to file a rate case prior to January 1, 2022.

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

UGI Utilities’ tariffs contain clauses that permit recovery of all prudently incurred costs of natural gas it sells to its retail core-market customers, including the cost of financial instruments used to hedge purchased gas costs. The recovery clauses provide for periodic adjustments for the difference between the total amounts actually billed to customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Utilities operations. PA Gas Utility uses derivative financial instruments, including natural gas futures and option contracts traded on the NYMEX, to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these derivative financial instruments, net of any associated gains or losses, is included in PA Gas Utility's PGC recovery mechanism.

In order to manage market price risk relating to substantially all of Midstream & Marketing’s fixed-price sale contracts for physical natural gas and electricity, Midstream & Marketing enters into NYMEX, ICE and over-the-counter natural gas and electricity futures and option contracts, and natural gas basis swap contracts or enters into fixed-price supply arrangements. Midstream & Marketing also uses NYMEX and over-the-counter electricity futures contracts to economically hedge a portion of its anticipated sales of electricity from its electricity generation facilities. Although Midstream & Marketing’s fixed-price supply arrangements mitigate most risks associated with its fixed-price sales contracts, should any of the suppliers under these arrangements fail to perform, increases, if any, in the cost of replacement natural gas or electricity would adversely impact Midstream & Marketing’s results. In order to reduce this risk of supplier nonperformance, Midstream & Marketing has diversified its purchases across a number of suppliers. UGI International’s natural gas and electricity marketing businesses also use natural gas and electricity futures and forward contracts to economically hedge market risk associated with a substantial portion of anticipated volumes under fixed-price sales and purchase contracts.

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

Our variable-rate debt at December 31, 2021, includes revolving credit facility borrowings and variable-rate term loans at UGI International, UGI Utilities, Energy Services and UGI Corporation. These debt agreements have interest rates that are generally indexed to short-term market interest rates. We have entered into pay-fixed, receive-variable interest rate swap agreements on all or a significant portion of the term loans’ principal balances and all or a significant portion of the term loans’ tenor. We have designated these interest rate swaps as cash flow hedges. At December 31, 2021, combined borrowings outstanding under variable-rate debt agreements, excluding the previously mentioned effectively fixed-rate debt, totaled $1,089 million.

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
Foreign Currency Exchange Rate Risk
Our primary currency exchange rate risk is associated with the U.S. dollar versus the euro and, to a lesser extent, the U.S. dollar versus the British pound sterling. The U.S. dollar value of our foreign currency denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. From time to time, we use derivative instruments to hedge portions of our net investments in foreign subsidiaries, including anticipated foreign currency denominated dividends. Gains or losses on these net investment hedges remain in AOCI until such foreign operations are sold or liquidated. With respect to our net investments in our UGI International operations, a 10% decline in the value of the associated foreign currencies versus the U.S. dollar would reduce their aggregate net book value at December 31, 2021, by approximately $120 million, which amount would be reflected in other comprehensive income. We have designated certain euro-denominated borrowings as net investment hedges.
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
We have concentrations of credit risk associated with derivative instruments and we evaluate the creditworthiness of our derivative counterparties on an ongoing basis. As of December 31, 2021, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was $1,156 million. In general, many of our over-the-counter derivative instruments and all exchange contracts call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At December 31, 2021, we had received cash collateral from derivative instrument counterparties totaling $205 million. In addition, we may have offsetting derivative liabilities and certain accounts payable balances with certain of these counterparties, which further mitigates the previously mentioned maximum amount of losses. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At December 31, 2021, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.
The following table summarizes the fair values of unsettled market risk sensitive derivative instrument assets (liabilities) held at December 31, 2021 and changes in their fair values due to market risks. Certain of UGI Utilities’ commodity derivative

UGI CORPORATION AND SUBSIDIARIES
instruments are excluded from the table below because any associated net gains or losses are refundable to or recoverable from customers in accordance with UGI Utilities ratemaking.

	Asset (Liability)
(Millions of dollars)	Fair Value	Change in Fair Value
December 31, 2021
Commodity price risk (1)	$941	$(255)
Interest rate risk (2)	$(12)	$(13)
Foreign currency exchange rate risk (3)	$22	$(40)

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

(b)Change in Internal Control over Financial Reporting

On September 1, 2021, UGI acquired Mountaineer and on June 30, 2021, UGI International acquired Redeo Energies. The Company is currently in the process of integrating the processes and internal controls of Mountaineer and Redeo Energies with the rest of the Company.

Other than the foregoing, no change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

UGI CORPORATION AND SUBSIDIARIES
PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS
In addition to the information presented in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2021 Annual Report, which could materially affect our business, financial condition or future results. The risks described in our 2021 Annual Report are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

4.1	Indenture, dated as of December 7, 2021, by and among UGI International, LLC, the guarantors named therein, U.S. Bank National Association, as trustee, Elavon Financial Services DAC, as registrar and transfer agent, and Elavon Financial Services DAC, UK Branch, as paying agent (including the form of Note).	UGI	Form 8-K (12/7/21)	4.1

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2021, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2021, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2021, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

UGI CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2021, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by the Chief Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2021, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2021, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UGI Corporation
(Registrant)

Date:	February 3, 2022	By:	/s/ Ted J. Jastrzebski
Ted J. Jastrzebski
Chief Financial Officer

Date:	February 3, 2022	By:	/s/ Jean Felix Tematio Dontsop
Jean Felix Tematio Dontsop
Vice President, Chief Accounting Officer
and Corporate Controller