Form 10-Q
period 2022-03-31
UGI CORP /PA/
filed 2022-05-05
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
At April 30, 2022, there were 209,993,488 shares of UGI Corporation Common Stock, without par value, outstanding.

UGI CORPORATION AND SUBSIDIARIES

i

GLOSSARY OF TERMS AND ABBREVIATIONS

Terms and abbreviations used in this Form 10-Q are defined below:

UGI Corporation and Related Entities

AmeriGas OLP - AmeriGas Propane, L.P., the principal operating subsidiary of AmeriGas Partners
AmeriGas Partners - AmeriGas Partners, L.P., a Delaware limited partnership and an indirect wholly-owned subsidiary of UGI; also referred to as the “Partnership”
AmeriGas Propane - Reportable segment comprising AmeriGas Propane, Inc. and its subsidiaries, including AmeriGas Partners and AmeriGas OLP
AmeriGas Propane, Inc. - A wholly owned second-tier subsidiary of UGI and the general partner of AmeriGas Partners
AvantiGas - AvantiGas Limited, an indirect wholly owned subsidiary of UGI International, LLC
Company - UGI and its consolidated subsidiaries collectively
DVEP - DVEP Investeringen B.V., an indirect wholly owned subsidiary of UGI International, LLC
Electric Utility - UGI Utilities’ regulated electric distribution utility located in Pennsylvania
Energy Services - UGI Energy Services, LLC, a wholly owned second-tier subsidiary of UGI
ESFC - Energy Services Funding Corporation, a wholly owned subsidiary of Energy Services
Flaga - Flaga GmbH, an indirect wholly owned subsidiary of UGI International, LLC
Gas Utility - UGI’s regulated natural gas businesses, inclusive of PA Gas Utility and WV Gas Utility
GHI - GHI Energy, LLC, a Houston-based RNG company and indirect wholly owned subsidiary of Energy Services
Midstream & Marketing - Reportable segment comprising Energy Services and UGID
Mountaineer - Mountaineer Gas Company, a natural gas distribution company in West Virginia and an indirect wholly owned subsidiary of Mountaintop Energy Holdings, LLC
Mountaintop Energy Holdings, LLC - Indirect parent company of Mountaineer and wholly owned subsidiary of UGI, acquired on September 1, 2021
PA Gas Utility - UGI Utilities’ regulated natural gas distribution business, primarily located in Pennsylvania
Partnership - AmeriGas Partners and its consolidated subsidiaries, including AmeriGas OLP
Stonehenge - Stonehenge Appalachia, LLC, a midstream natural gas gathering business, which includes 47 miles of pipeline and associated compression assets
UGI - UGI Corporation or, collectively, UGI Corporation and its consolidated subsidiaries
UGI France - UGI France SAS (a Société par actions simplifiée), an indirect wholly owned subsidiary of UGI International, LLC
UGI International - Reportable segment principally comprising UGI’s foreign operations
UGI International, LLC - UGI International, LLC, a wholly owned second-tier subsidiary of UGI
UGI Utilities - UGI Utilities, Inc., a wholly owned subsidiary of UGI comprising PA Gas Utility and Electric Utility
UGID - UGI Development Company, a wholly owned subsidiary of Energy Services
UniverGas - UniverGas Italia S.r.l, an indirect wholly owned subsidiary of UGI International, LLC

Utilities - Reportable segment comprising UGI Utilities and Mountaintop Energy Holdings, LLC
WV Gas Utility - Mountaineer’s regulated natural gas distribution business, located in West Virginia
Other Terms and Abbreviations
2021 Annual Report - UGI Annual Report on Form 10-K for the fiscal year ended September 30, 2021
2021 six-month period - Six months ended March 31, 2021
2021 three-month period - Three months ended March 31, 2021
2022 six-month period - Six months ended March 31, 2022
2022 three-month period - Three months ended March 31, 2022
2024 Purchase Contract - A forward stock purchase contract issued by UGI Corporation as a part of the issuance of Equity Units which obligates holders to purchase a number of shares of UGI common stock from the Company on June 1, 2024
AOCI - Accumulated Other Comprehensive Income (Loss)
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
ROD - Record of Decision
SEC - U.S. Securities and Exchange Commission
Stonehenge Acquisition - Acquisition of Stonehenge Appalachia, LLC, which closed January 27, 2022

UGI Corporation Senior Credit Facility - An amended unsecured senior facilities agreement entered into on May 4, 2021, by UGI comprising (1) a $250 million term loan due August 2024; (2) a $300 million term loan due May 2025; (3) a $215 million term loan due May 2025 and (3) a five-year $300 million revolving credit facility (including a $10 million sublimit for letters of credit)
UGI International 2.50% Senior Notes - An underwritten private placement of €400 million principal amount of senior unsecured notes due December 1, 2029, issued by UGI International, LLC
UGI International 3.25% Senior Notes - An underwritten private placement of €350 million principal amount of senior unsecured notes due November 1, 2025, issued by UGI International, LLC
UGI International Credit Facilities Agreement - A five-year unsecured senior facilities agreement entered into in October 2018, by UGI International, LLC comprising a €300 million term loan facility and a €300 million revolving credit facility, scheduled to expire in October 2023
U.S. - United States of America
USD - U.S. dollar
WHO - World Health Organization
WVPSC - Public Service Commission of West Virginia

UGI CORPORATION AND SUBSIDIARIES
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Millions of dollars)

	March 31, 2022	September 30, 2021	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$718	$855	$444
Restricted cash	55	22	28
Accounts receivable (less allowances for doubtful accounts of $70, $53 and $52, respectively)	1,690	880	1,183
Accrued utility revenues	77	15	32
Income taxes receivable	128	128	127
Inventories	398	469	268
Derivative instruments	877	665	127
Prepaid expenses and other current assets	211	236	175
Total current assets	4,154	3,270	2,384
Property, plant and equipment, (less accumulated depreciation of $4,117, $3,950 and $3,869, respectively)	7,812	7,558	7,020
Goodwill	3,722	3,770	3,524
Intangible assets, net	545	583	640
Utility regulatory assets	372	373	392
Derivative instruments	340	338	61
Other assets	832	831	924
Total assets	$17,777	$16,723	$14,945
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$130	$110	$51
Short-term borrowings	447	367	340
Accounts payable	915	837	627
Derivative instruments	69	60	42
Other current liabilities	938	923	832
Total current liabilities	2,499	2,297	1,892
Long-term debt	6,390	6,339	5,953
Deferred income taxes	1,306	1,137	833
Derivative instruments	40	38	46
Other noncurrent liabilities	1,332	1,381	1,393
Total liabilities	11,567	11,192	10,117
Commitments and contingencies (Note 9)
Equity:
UGI Corporation stockholders’ equity:
Preferred stock, without par value (authorized – 5,000,000 shares; issued – 220,000, 220,000 and 0 Series A shares, respectively)	161	213	—
UGI Common Stock, without par value (authorized — 450,000,000 shares; issued — 210,127,957, 209,843,296 and 209,636,619 shares, respectively)	1,465	1,394	1,428
Retained earnings	4,757	4,081	3,557
Accumulated other comprehensive loss	(178)	(140)	(126)
Treasury stock, at cost	(5)	(26)	(40)
Total UGI Corporation stockholders’ equity	6,200	5,522	4,819
Noncontrolling interests	10	9	9
Total equity	6,210	5,531	4,828
Total liabilities and equity	$17,777	$16,723	$14,945
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Revenues	$3,466	$2,581	$6,139	$4,513
Costs and expenses:
Cost of sales (excluding depreciation and amortization shown below)	1,470	1,274	3,590	2,107
Operating and administrative expenses	553	515	1,067	1,004
Depreciation and amortization	128	126	257	250
Other operating income, net	(17)	(5)	(39)	(21)
	2,134	1,910	4,875	3,340
Operating income	1,332	671	1,264	1,173
Income from equity investees	5	10	13	17
Loss on extinguishment of debt	—	—	(11)	—
Other non-operating income (expense), net	11	18	21	(1)
Interest expense	(82)	(78)	(163)	(156)
Income before income taxes	1,266	621	1,124	1,033
Income tax expense	(332)	(132)	(286)	(241)
Net income including noncontrolling interests	934	489	838	792
Deduct net income attributable to noncontrolling interests	(1)	—	(2)	—
Net income attributable to UGI Corporation	$933	$489	$836	$792
Earnings per common share attributable to UGI Corporation stockholders:
Basic	$4.44	$2.34	$3.98	$3.79
Diluted	$4.32	$2.33	$3.87	$3.77
Weighted-average common shares outstanding (thousands):
Basic	210,163	208,930	209,919	208,849
Diluted	215,928	210,092	215,936	209,863
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Millions of dollars)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net income including noncontrolling interests	$934	$489	$838	$792
Other comprehensive income (loss):
Net gains on derivative instruments (net of tax of $(12), $(2), $(14) and $(2), respectively)	24	4	34	4
Reclassifications of net losses on derivative instruments (net of tax of $(1), $(2), $(3) and $(4), respectively)	6	4	10	9
Foreign currency adjustments (net of tax of $(9), $(10), $(13) and $2, respectively)	(53)	(56)	(85)	7
Benefit plans (net of tax of $0, $0, $(1) and $0, respectively)	1	1	3	1
Other comprehensive (loss) income	(22)	(47)	(38)	21
Comprehensive income including noncontrolling interests	912	442	800	813
Deduct comprehensive income attributable to noncontrolling interests	(1)	—	(2)	—
Comprehensive income attributable to UGI Corporation	$911	$442	$798	$813

See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Millions of dollars)

	Six Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interest	$838	$792
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	257	250
Deferred income tax expense, net	160	191
Provision for uncollectible accounts	33	19
Changes in unrealized gains and losses on derivative instruments	(341)	(185)
Loss on extinguishment of debt	11	—
Income from equity investees	(13)	(17)
Other, net	15	32
Net change in:
Accounts receivable and accrued utility revenues	(943)	(573)
Income taxes receivable	—	(47)
Inventories	64	(27)
Utility deferred fuel and power costs, net of changes in unsettled derivatives	—	(6)
Accounts payable	106	181
Derivative instruments collateral deposits received	138	44
Other current assets	38	(29)
Other current liabilities	37	21
Net cash provided by operating activities	400	646
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(355)	(304)
Acquisitions of businesses and assets, net of cash and restricted cash acquired	(188)	(12)
Investments in equity method investees	(10)	(61)
Other, net	38	20
Net cash used by investing activities	(515)	(357)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(145)	(138)
Issuances of long-term debt, net of issuance costs	644	30
Repayments of long-term debt and finance leases, including redemption premiums	(552)	(65)
Increase (decrease) in short-term borrowings	80	(5)
Receivables Facility net repayments	—	(2)
Payments on Purchase Contracts	(8)	—
Issuances of UGI Common Stock	6	6
Net cash provided (used) by financing activities	25	(174)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14)	—
Cash, cash equivalents and restricted cash (decrease) increase	$(104)	$115
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash at end of period	$773	$472
Cash, cash equivalents and restricted cash at beginning of period	877	357
Cash, cash equivalents and restricted cash (decrease) increase	$(104)	$115
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Preferred stock, without par value
Balance, beginning of period	$214	$—	$213	$—
Other	(53)	—	(52)	—
Balance, end of period	$161	$—	$161	$—
Common stock, without par value
Balance, beginning of period	$1,402	$1,419	$1,394	$1,416
Common Stock issued in connection with employee and director plans, net of tax withheld	3	2	8	3
Equity-based compensation expense	7	7	10	9
Other	53	—	53	—
Balance, end of period	$1,465	$1,428	$1,465	$1,428
Retained earnings
Balance, beginning of period	$3,908	$3,139	$4,081	$2,908
Losses on common stock transactions in connection with employee and director plans	(11)	(2)	(15)	(5)
Net income attributable to UGI Corporation	933	489	836	792
Cash dividends on UGI Common Stock ($0.345, $0.33, $0.69, and $0.66, respectively)	(73)	(69)	(145)	(138)
Balance, end of period	$4,757	$3,557	$4,757	$3,557
Accumulated other comprehensive income (loss)
Balance, beginning of period	$(156)	$(79)	$(140)	$(147)
Net gains on derivative instruments	24	4	34	4
Reclassification of net losses on derivative instruments	6	4	10	9
Benefit plans	1	1	3	1
Foreign currency adjustments	(53)	(56)	(85)	7
Balance, end of period	$(178)	$(126)	$(178)	$(126)
Treasury stock
Balance, beginning of period	$(19)	$(42)	$(26)	$(49)
Common Stock issued in connection with employee and director plans, net of tax withheld	23	3	30	10
Reacquired UGI Common Stock - employee and director plans	(9)	(1)	(9)	(1)
Balance, end of period	$(5)	$(40)	$(5)	$(40)
Total UGI stockholders’ equity	$6,200	$4,819	$6,200	$4,819
Noncontrolling interests
Balance, beginning of period	$10	$9	$9	$9
Net income attributable to noncontrolling interests	1	—	2	—
Other	(1)	—	(1)	—
Balance, end of period	$10	$9	$10	$9
Total equity	$6,210	$4,828	$6,210	$4,828
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

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$718	$444
Restricted cash	55	28
Cash, cash equivalents and restricted cash	$773	$472

Earnings Per Common Share. Basic earnings per share attributable to UGI stockholders reflect the weighted-average number of common shares outstanding. Diluted earnings per share attributable to UGI stockholders include the effects of dilutive stock options, common stock awards and Equity Units. Shares used in computing basic and diluted earnings per share are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Denominator (thousands of shares):
Weighted-average common shares outstanding — basic	210,163	208,930	209,919	208,849
Incremental shares issuable for stock options, common stock awards and Equity Units (a)	5,765	1,162	6,017	1,014
Weighted-average common shares outstanding — diluted	215,928	210,092	215,936	209,863
(a)For the three and six months ended March 31, 2022 and 2021, there were 6,535 and 5,102 shares, respectively, associated with outstanding stock option awards that were not included in the computation of diluted earnings per share above because their effect was antidilutive.

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

Reclassifications. For purposes of comparability, certain prior-period amounts have been reclassified to conform to the current-period presentation. During the second quarter of Fiscal 2022, the Company reclassified certain amounts on the Consolidated Balance Sheet and Consolidated Statement of Changes in Equity related to the accounting for the Equity Units issued in May 2021.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Revenue Disaggregation

The following tables present our disaggregated revenues by reportable segment:

Three Months Ended March 31, 2022	Total	Eliminations (a)	AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$400	$—	$—	$—	$—	$400	$—
Commercial & Industrial	167	—	—	—	—	167	—
Large delivery service	54	—	—	—	—	54	—
Off-system sales and capacity releases	37	(40)	—	—	—	77	—
Other	7	—	—	—	—	7	—
Total Utility	665	(40)	—	—	—	705	—
Non-Utility:
LPG:
Retail	1,554	—	908	646	—	—	—
Wholesale	154	—	68	86	—	—	—
Energy Marketing	909	(81)	—	466	524	—	—
Midstream:
Pipeline	50	—	—	—	50	—	—
Peaking	23	(57)	—	—	80	—	—
Other	2	—	—	—	2	—	—
Electricity Generation	14	—	—	—	14	—	—
Other	71	—	54	17	—	—	—
Total Non-Utility	2,777	(138)	1,030	1,215	670	—	—
Total revenues from contracts with customers	3,442	(178)	1,030	1,215	670	705	—
Other revenues (b)	24	(1)	18	9	1	2	(5)
Total revenues	$3,466	$(179)	$1,048	$1,224	$671	$707	$(5)

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Six Months Ended March 31, 2022	Total	Eliminations (a)	AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$634	$—	$—	$—	$—	$634	$—
Commercial & Industrial	261	—	—	—	—	261	—
Large delivery service	97	—	—	—	—	97	—
Off-system sales and capacity releases	56	(62)	—	—	—	118	—
Other	12	(1)	—	—	—	13	—
Total Utility	1,060	(63)	—	—	—	1,123	—
Non-Utility:
LPG:
Retail	2,804	—	1,554	1,250	—	—	—
Wholesale	294	—	124	170	—	—	—
Energy Marketing	1,623	(136)	—	799	960	—	—
Midstream:
Pipeline	96	—	—	—	96	—	—
Peaking	29	(96)	—	—	125	—	—
Other	4	—	—	—	4	—	—
Electricity Generation	19	—	—	—	19	—	—
Other	149	—	112	37	—	—	—
Total Non-Utility	5,018	(232)	1,790	2,256	1,204	—	—
Total revenues from contracts with customers	6,078	(295)	1,790	2,256	1,204	1,123	—
Other revenues (b)	61	(2)	36	17	2	3	5
Total revenues	$6,139	$(297)	$1,826	$2,273	$1,206	$1,126	$5

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

(a)Includes intersegment revenues principally among Midstream & Marketing, Utilities and AmeriGas Propane.
(b)Primarily represents revenues from tank rentals at AmeriGas Propane and UGI International, revenues from certain gathering assets at Midstream & Marketing, revenues from alternative revenue programs at UGI Utilities and gains and losses on commodity derivative instruments not associated with current-period transactions reflected in Corporate & Other, none of which are within the scope of ASC 606 and are accounted for in accordance with other GAAP.

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
Contract liabilities arise when payment from a customer is received before the performance obligations have been satisfied and represent the Company’s obligations to transfer goods or services to a customer for which we have received consideration. The balances of contract liabilities were $100, $149 and $93 at March 31, 2022, September 30, 2021 and March 31, 2021, respectively, and are included in “Other current liabilities” and “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets. Revenues recognized for the six months ended March 31, 2022 and 2021, from the amounts included in contract liabilities at September 30, 2021 and 2020, were $112 and $131, respectively.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Remaining Performance Obligations
The Company excludes disclosures related to the aggregate amount of the transaction price allocated to certain performance obligations that are unsatisfied as of the end of the reporting period because these contracts have an initial expected term of one year or less, or we have a right to bill the customer in an amount that corresponds directly with the value of services provided to the customer to date. Certain contracts with customers at Midstream & Marketing and Utilities contain minimum future performance obligations through 2047 and 2053, respectively. At March 31, 2022, Midstream & Marketing and Utilities expect to record approximately $2.3 billion and $0.2 billion of revenues, respectively, related to the minimum future performance obligations over the remaining terms of the related contracts.

Note 5 — Acquisitions

Stonehenge Acquisition

On January 27, 2022, UGI through its wholly owned indirect subsidiary, Energy Services, completed the Stonehenge Acquisition in which Energy Services acquired all of the equity interests in Stonehenge, for total cash consideration of approximately $190. The Stonehenge business includes a natural gas gathering system, located in Western Pennsylvania, with more than 47 miles of pipeline and associated compression assets. The Stonehenge Acquisition is consistent with our growth strategies, including expanding our midstream natural gas gathering assets within the Appalachian basin production region. The Stonehenge Acquisition was funded using available cash. The Company has accounted for the Stonehenge Acquisition using the acquisition method and the purchase price has been primarily allocated to property, plant and equipment.

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

The Company has accounted for the Mountaineer Acquisition using the acquisition method. During the six months ended March 31, 2022, the Company recorded an adjustment to decrease goodwill by $5 primarily reflecting an adjustment to a valuation allowance on certain deferred income taxes. The Condensed Balance Sheet at March 31, 2022, reflects the final allocation of the purchase price to the assets acquired and liabilities assumed for the Mountaineer Acquisition.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

The components of the Mountaineer purchase price allocations are as follows:

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

The impact of the Mountaineer Acquisition on a pro forma basis as if the Mountaineer Acquisition had occurred on October 1, 2020 was not material to the Company’s revenues or net income for the three and six months ended March 31, 2021.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 6 — Inventories

Inventories comprise the following:

	March 31, 2022	September 30, 2021	March 31, 2021
Non-utility LPG and natural gas	$253	$278	$179
Gas Utility natural gas	6	68	3
Energy certificates	63	53	31
Materials, supplies and other	76	70	55
Total inventories	$398	$469	$268

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

	March 31, 2022	September 30, 2021	March 31, 2021
Regulatory assets (a):
Income taxes recoverable	$148	$143	$128
Underfunded pension and postretirement plans	104	108	169
Environmental costs	55	58	59
Deferred fuel and power costs	6	11	—
Removal costs, net	22	24	24
Other	49	53	18
Total regulatory assets	$384	$397	$398
Regulatory liabilities (a):
Postretirement benefit overcollections	$12	$13	$12
Deferred fuel and power refunds	17	36	17
State tax benefits — distribution system repairs	34	32	29
Excess federal deferred income taxes	283	287	270
Other	14	20	7
Total regulatory liabilities	$360	$388	$335
(a)Current regulatory assets are included in “Prepaid expenses and other current assets” and regulatory liabilities are included in “Other current liabilities” and “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets.

Deferred fuel and power - costs and refunds. Utilities’ tariffs contain clauses that permit recovery of all prudently incurred purchased gas and power costs through the application of PGC rates and DS tariffs. These clauses provide for periodic adjustments to PGC and DS rates for differences between the total amount of purchased gas and electric generation supply costs collected from customers and recoverable costs incurred. Net undercollected costs are classified as a regulatory asset and net overcollections are classified as a regulatory liability.

PA Gas Utility uses derivative instruments to reduce volatility in the cost of gas it purchases for retail core-market customers. Realized and unrealized gains or losses on natural gas derivative instruments are included in deferred fuel and power costs or refunds. Net unrealized gains on such contracts at March 31, 2022, September 30, 2021 and March 31, 2021 were $21, $35 and $1, respectively.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Other Regulatory Matters

Base Rate Filings. On January 28, 2022, PA Gas Utility filed a request with the PAPUC to increase its base operating revenues for residential, commercial and industrial customers by $83 annually. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service and continue to fund programs designed to promote and reward customers’ efforts to increase efficient use of natural gas. PA Gas Utility requested that the new gas rates become effective March 29, 2022. The PAPUC entered an Order on February 24, 2022, suspending the effective date for the rate increase to allow for investigation and public hearings. Unless a settlement is reached sooner, the review process is expected to last up to nine months from the date of filing. The Company cannot predict the timing or the ultimate outcome of the rate case review process.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
UGI Utilities is subject to a COA with the PADEP to address the remediation of specified former MGP sites in Pennsylvania which is scheduled to terminate at the end of 2031. In accordance with the COA, UGI Utilities is required to either obtain a certain number of points per calendar year based on defined eligible environmental investigatory and/or remedial activities at the MGPs, or make expenditures for such activities in an amount equal to an annual environmental minimum expenditure threshold. The annual minimum expenditure threshold of the COA is $5. The COA permits the transfer of the specified wells, with related costs counted towards the annual minimum expenditure. At March 31, 2022, September 30, 2021 and March 31, 2021, our aggregate estimated accrued liabilities for environmental investigation and remediation costs related to the current COA and the predecessor agreements totaled $49, $50 and $50, respectively.

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

The NYDEC commenced implementation of the remediation plan in the spring of 2018. Based on our evaluation of the available information as of March 31, 2022, the Partnership has an undiscounted environmental remediation liability of $8 related to the site. Our share of the actual remediation costs could be significantly more or less than the accrued amount.

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

Three Months Ended March 31,	2022	2021
Service cost	$4	$3
Interest cost	7	6
Expected return on assets	(13)	(10)
Amortization of:
Actuarial loss	2	3
Net cost	$—	$2

Six Months Ended March 31,	2022	2021
Service cost	$8	$6
Interest cost	13	11
Expected return on assets	(25)	(20)
Amortization of:
Actuarial loss	4	7
Net cost	$—	$4

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 11 — Fair Value Measurements

Recurring Fair Value Measurements

The following table presents, on a gross basis, our financial assets and liabilities, including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
March 31, 2022:
Derivative instruments:
Assets:
Commodity contracts	$823	$1,146	$—	$1,969
Foreign currency contracts	$—	$35	$—	$35
Interest rate contracts	$—	$31	$—	$31
Liabilities:
Commodity contracts	$(308)	$(13)	$—	$(321)
Foreign currency contracts	$—	$(2)	$—	$(2)
Interest rate contracts	$—	$(1)	$—	$(1)
Non-qualified supplemental postretirement grantor trust investments (a)	$50	$—	$—	$50
September 30, 2021:
Derivative instruments:
Assets:
Commodity contracts	$641	$1,008	$—	$1,649
Foreign currency contracts	$—	$38	$—	$38
Liabilities:
Commodity contracts	$(264)	$(16)	$—	$(280)
Foreign currency contracts	$—	$(8)	$—	$(8)
Interest rate contracts	$—	$(29)	$—	$(29)
Non-qualified supplemental postretirement grantor trust investments (a)	$53	$—	$—	$53
March 31, 2021:
Derivative instruments:
Assets:
Commodity contracts	$73	$162	$—	$235
Foreign currency contracts	$—	$25	$—	$25
Liabilities:
Commodity contracts	$(63)	$(9)	$—	$(72)
Foreign currency contracts	$—	$(12)	$—	$(12)
Interest rate contracts	$—	$(39)	$—	$(39)
Non-qualified supplemental postretirement grantor trust investments (a)	$40	$—	$—	$40
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

	March 31, 2022	September 30, 2021	March 31, 2021
Carrying amount	$6,559	$6,491	$6,046
Estimated fair value	$6,543	$6,996	$6,362

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

The remainder of our long-term debt is typically issued at fixed rates of interest. As this long-term debt matures, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time, we enter into IRPAs. We account for IRPAs as cash flow hedges. There were no unsettled IRPAs during any of the periods presented. At March 31, 2022, the amount of pre-tax net losses associated with interest rate hedges (excluding pay-fixed, receive-variable interest rate swaps) expected to be reclassified into earnings during the next twelve months is $3.

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

Our euro-denominated long-term debt has also been designated as net investment hedges, representing a portion of our UGI International euro-denominated net investment. We recognized pre-tax gains (losses) associated with these net investment hedges in the cumulative translation adjustment component in AOCI of $21 and $31 during the three months ended March 31, 2022 and 2021, respectively, $34 and $(1) during the six months ended March 31, 2022 and 2021, respectively.

Quantitative Disclosures Related to Derivative Instruments

The following table summarizes by derivative type the gross notional amounts related to open derivative contracts at March 31, 2022, September 30, 2021 and March 31, 2021, and the final settlement dates of the Company's open derivative contracts as of March 31, 2022, excluding those derivatives that qualified for the NPNS exception:

			Notional Amounts (in millions)
Type	Units	Settlements Extending Through	March 31, 2022	September 30, 2021	March 31, 2021
Commodity Price Risk:
Regulated Utility Operations
PA Gas Utility NYMEX natural gas futures and option contracts	Dekatherms	February 2023	11	20	12
Non-utility Operations
LPG swaps	Gallons	September 2024	622	708	557
Natural gas futures, forward, basis swap, options and pipeline contracts	Dekatherms	March 2026	346	355	338
Electricity forward and futures contracts	Kilowatt hours	January 2026	3,098	4,302	4,773
Interest Rate Risk:
Interest rate swaps	Euro	October 2022	€300	€300	€300
Interest rate swaps	USD	September 2024	$1,414	$1,421	$1,302
Foreign Currency Exchange Rate Risk:
Forward foreign currency exchange contracts	USD	September 2024	$274	$509	$384
Net investment hedge forward foreign exchange contracts	Euro	December 2026	€486	€173	€173

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
We have concentrations of credit risk associated with derivative instruments and we evaluate the creditworthiness of our derivative counterparties on an ongoing basis. As of March 31, 2022, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was $2,035. In general, many of our over-the-counter derivative instruments and all exchange contracts call for the

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At March 31, 2022, we had received cash collateral from derivative instrument counterparties totaling $603. In addition, we may have offsetting derivative liabilities and certain accounts payable balances with certain of these counterparties, which further mitigates the previously mentioned maximum amount of losses. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At March 31, 2022, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Fair Value of Derivative Instruments

The following table presents the Company’s derivative assets and liabilities by type, as well as the effects of offsetting:

	March 31, 2022	September 30, 2021	March 31, 2021
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	$18	$20	$16
Interest rate contracts	31	—	—
	49	20	16
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	38	58	2
Derivatives not designated as hedging instruments:
Commodity contracts	1,931	1,591	233
Foreign currency contracts	17	18	9
	1,948	1,609	242
Total derivative assets — gross	2,035	1,687	260
Gross amounts offset in the balance sheet	(215)	(216)	(35)
Cash collateral received	(603)	(468)	(37)
Total derivative assets — net	$1,217	$1,003	$188
Derivative liabilities:
Derivatives designated as hedging instruments:
Interest rate contracts	$(1)	$(29)	$(39)
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	(17)	(23)	(1)
Derivatives not designated as hedging instruments:
Commodity contracts	(304)	(257)	(71)
Foreign currency contracts	(2)	(8)	(12)
	(306)	(265)	(83)
Total derivative liabilities — gross	(324)	(317)	(123)
Gross amounts offset in the balance sheet	215	216	35
Cash collateral pledged	—	3	—
Total derivative liabilities — net	$(109)	$(98)	$(88)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Effects of Derivative Instruments

The following tables provide information on the effects of derivative instruments on the Condensed Consolidated Statements of Income and changes in AOCI:

Three Months Ended March 31,:
	Gain Recognized in AOCI		Loss Reclassified from AOCI into Income		Location of Loss Reclassified from AOCI into Income
Cash Flow Hedges:	2022	2021	2022	2021
Interest rate contracts	$36	$6	$(7)	$(6)	Interest expense

Net Investment Hedges:
Foreign currency contracts	$11	$7

	Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2022	2021	Location of Gain (Loss) Recognized in Income
Commodity contracts	$(7)	$(2)	Revenues
Commodity contracts	599	135	Cost of sales
Commodity contracts	—	(2)	Operating and administrative expenses
Foreign currency contracts	7	17	Other non-operating income (expense), net
Total	$599	$148

Six Months Ended March 31,:
	Gain (Loss) Recognized in AOCI		Loss Reclassified from AOCI into Income		Location of Loss Reclassified from AOCI into Income
Cash Flow Hedges:	2022	2021	2022	2021
Interest rate contracts	$48	$6	$(13)	$(13)	Interest expense

Net Investment Hedges:
Foreign currency contracts	$11	$(1)

	Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2022	2021	Location of Gain (Loss) Recognized in Income
Commodity contracts	$1	$1	Revenues
Commodity contracts	326	238	Cost of sales
Commodity contracts	—	5	Other operating income, net
Foreign currency contracts	15	(3)	Other non-operating income (expense), net
Total	$342	$241

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 13 — Accumulated Other Comprehensive Income (Loss)

The tables below present changes in AOCI, net of tax:

Three Months Ended March 31, 2022	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — December 31, 2021	$(15)	$(19)	$(122)	$(156)
Other comprehensive income (loss) before reclassification adjustments	—	24	(53)	(29)
Amounts reclassified from AOCI	1	6	—	7
Other comprehensive income (loss) attributable to UGI	1	30	(53)	(22)
AOCI — March 31, 2022	$(14)	$11	$(175)	$(178)

Three Months Ended March 31, 2021	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — December 31, 2020	$(26)	$(49)	$(4)	$(79)
Other comprehensive income (loss) before reclassification adjustments	—	4	(56)	(52)
Amounts reclassified from AOCI	1	4	—	5
Other comprehensive income (loss) attributable to UGI	1	8	(56)	(47)
AOCI — March 31, 2021	$(25)	$(41)	$(60)	$(126)

Six Months Ended March 31, 2022	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2021	$(17)	$(33)	$(90)	$(140)
Other comprehensive income (loss) before reclassification adjustments	—	34	(85)	(51)
Amounts reclassified from AOCI	3	10	—	13
Other comprehensive income (loss) attributable to UGI	3	44	(85)	(38)
AOCI — March 31, 2022	$(14)	$11	$(175)	$(178)

Six Months Ended March 31, 2021	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2020	$(26)	$(54)	$(67)	$(147)
Other comprehensive income before reclassification adjustments	—	4	7	11
Amounts reclassified from AOCI	1	9	—	10
Other comprehensive income attributable to UGI	1	13	7	21
AOCI — March 31, 2021	$(25)	$(41)	$(60)	$(126)

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

Three Months Ended March 31, 2022	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corporate & Other (a)
Revenues from external customers	$3,466	$—		$1,048	$1,224	$533	$667	$(6)
Intersegment revenues	$—	$(179)	(b)	$—	$—	$138	$40	$1
Cost of sales	$1,470	$(178)	(b)	$545	$930	$540	$380	$(747)
Operating income	$1,332	$—		$227	$111	$85	$191	$718
Income from equity investees	5	—		—	—	5	—	—
Other non-operating income (expense), net	11	—		—	9	—	3	(1)
Earnings before interest expense and income taxes	1,348	—		227	120	90	194	717
Interest expense	(82)	—		(38)	(8)	(10)	(16)	(10)
Income before income taxes	$1,266	$—		$189	$112	$80	$178	$707
Depreciation and amortization	$128	$—		$44	$29	$18	$36	$1
Capital expenditures (including the effects of accruals)	$170	$—		$36	$23	$10	$101	$—

Three Months Ended March 31, 2021	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corporate & Other (a)
Revenues from external customers	$2,581	$—		$940	$834	$392	$417	$(2)
Intersegment revenues	$—	$(118)	(b)	$—	$—	$92	$25	$1
Cost of sales	$1,274	$(117)	(b)	$431	$491	$343	$202	$(76)
Operating income	$671	$—		$239	$147	$90	$142	$53
Income from equity investees	10	—		—	—	10	—	—
Other non-operating income, net	18	—		—	2	—	—	16
Earnings before interest expense and income taxes	699	—		239	149	100	142	69
Interest expense	(78)	—		(40)	(6)	(11)	(14)	(7)
Income before income taxes	$621	$—		$199	$143	$89	$128	$62
Depreciation and amortization	$126	$—		$44	$34	$19	$29	$—
Capital expenditures (including the effects of accruals)	$124	$—		$30	$18	$12	$64	$—

Six Months Ended March 31, 2022	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corporate & Other (a)
Revenues from external customers	$6,139	$—		$1,826	$2,273	$974	$1,063	$3
Intersegment revenues	$—	$(297)	(b)	$—	$—	$232	$63	$2
Cost of sales	$3,590	$(295)	(b)	$963	$1,723	$953	$580	$(334)
Operating income	$1,264	$—		$313	$189	$159	$287	$316
Income from equity investees	13	—		—	—	13	—	—
Loss on extinguishments of debt	(11)	—		—	—	—	—	(11)
Other non-operating income, net	21	—		—	13	—	5	3
Earnings before interest expense and income taxes	1,287	—		313	202	172	292	308
Interest expense	(163)	—		(79)	(15)	(20)	(32)	(17)
Income before income taxes	$1,124	$—		$234	$187	$152	$260	$291
Depreciation and amortization	$257	$—		$88	$60	$37	$71	$1
Capital expenditures (including the effects of accruals)	$345	$—		$71	$46	$16	$212	$—
As of March 31, 2022
Total assets	$17,777	$(163)		$4,563	$4,905	$3,195	$5,106	$171

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Six Months Ended March 31, 2021	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corporate & Other (a)
Revenues from external customers	$4,513	$—		$1,606	$1,534	$671	$702	$—
Intersegment revenues	$—	$(196)	(b)	$—	$—	$154	$40	$2
Cost of sales	$2,107	$(194)	(b)	$703	$874	$580	$334	$(190)
Operating income	$1,173	$—		$380	$282	$142	$219	$150
Income from equity investees	17	—		—	—	17	—	—
Other non-operating (expense) income, net	(1)	—		—	3	—	1	(5)
Earnings before interest expense and income taxes	1,189	—		380	285	159	220	145
Interest expense	(156)	—		(80)	(13)	(21)	(28)	(14)
Income before income taxes	$1,033	$—		$300	$272	$138	$192	$131
Depreciation and amortization	$250	$—		$87	$67	$37	$58	$1
Capital expenditures (including the effects of accruals)	$276	$—		$57	$47	$29	$143	$—
As of March 31, 2021
Total assets	$14,945	$(227)		$4,515	$3,576	$2,893	$3,982	$206

(a)Corporate & Other includes specific items attributable to our reportable segments that are not included in the segment profit measures used by our CODM in assessing our reportable segments’ performance or allocating resources. The following table presents such pre-tax gains (losses) which have been included in Corporate & Other, and the reportable segments to which they relate:

Three Months Ended March 31, 2022	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$2	$(9)
Net gains on commodity derivative instruments not associated with current-period transactions	Cost of sales	$32	$560	$154
Restructuring costs	Operating and administrative expenses	$(14)	$(2)	$—
Unrealized gains on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$(1)	$—

Three Months Ended March 31, 2021	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
Net losses on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$—	$(2)
Net gains on commodity derivative instruments not associated with current-period transactions	Cost of sales	$27	$48	$1
Business transformation expenses	Operating and administrative expenses	$(14)	$(3)	$—
Unrealized gains on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$15	$—

Six Months Ended March 31, 2022	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$5	$(2)
Net (losses) gains on commodity derivative instruments not associated with current-period transactions	Cost of sales	$(37)	$348	$22
Restructuring costs	Operating and administrative expenses	$(14)	$(2)	$—
Loss on extinguishment of debt	Loss on extinguishment of debt	$—	$(11)	$—
Unrealized gains on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$5	$—

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

Note 15 — Business Transformation Initiatives

AmeriGas and UGI International. Beginning in Fiscal 2019, we began executing on multi-year business transformation initiatives at our AmeriGas Propane and UGI International business segments. These initiatives are designed to improve long-term operational performance by, among other things, reducing costs and improving efficiency in the areas of sales and marketing, supply and logistics, operations, purchasing, and administration. In addition, these business transformation initiatives focus on enhancing the customer experience through, among other things, enhanced customer relationship management and an improved digital customer experience. During the three and six months ended March 31, 2021, we incurred $17 and $32 of costs, respectively, principally comprising consulting, advisory, marketing and employee-related costs. These costs are primarily reflected in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income. These previously announced business transformation initiatives are substantially complete.

Corporate Services. Beginning in Fiscal 2020, we initiated a transformation project focused on our support functions including: finance, procurement, human resources, and information technology. This initiative will standardize processes and activities across our global platform, while leveraging the use of best practices and efficiencies between our businesses. Amounts reflected in “Operating and administrative expenses” on the Condensed Consolidated Statement of Income in connection with this initiative during the three and six months ended March 31, 2022 and 2021, were not material.

Note 16 — Impact of Global Pandemic

In March 2020, the WHO declared a global pandemic attributable to the outbreak and continued spread of COVID-19 that has had a significant impact throughout the global economy. In connection with the mitigation and containment procedures recommended by the WHO, the CDC, and as imposed by federal, state, and local governmental authorities, including shelter-in-place orders, quarantines and similar restrictions, the Company has implemented a variety of procedures to protect its employees, third-party business partners, and customers worldwide. The Company continues to provide essential products and services to its global customers in a safe and reliable manner, and will continue to do so in compliance with mandated restrictions presented by each of the markets it serves. The Company continues to evaluate and react to the effects of a prolonged disruption and the potential of continued impact on its results of operations. These items may include, but are not limited to: the financial condition of its customers; decreased availability and demand for its products and services; realization of accounts receivable; impairment considerations related to certain current assets, long-lived assets and goodwill; delays related to current and future projects; commodity price volatility and supply chain constraints; and the effects of government stimulus efforts including tax legislation in response to COVID-19. The Company cannot predict the duration or magnitude of the pandemic and the total effects on its business, financial position, results of operations, liquidity or cash flows at this time.

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors that could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) weather conditions, including increasingly uncertain weather patterns due to climate change, resulting in reduced demand, and the seasonal nature of our business; (2) cost volatility and availability of propane and other LPG, electricity, and natural gas, as well as the availability of LPG cylinders, and the capacity to transport product to our customers; (3) changes in domestic and foreign laws and regulations, including safety, tax, consumer protection, data privacy, accounting, and environmental matters, such as regulatory responses to climate change; (4) inability to timely recover costs through utility rate proceedings; (5) the impact of pending and future legal or regulatory proceedings, inquiries or investigations; (6) competitive pressures from the same and alternative energy sources; (7) failure to acquire new customers or retain current customers thereby reducing or limiting any increase in revenues; (8) liability for environmental claims; (9) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (10) adverse labor relations and our ability to address existing or potential workforce shortages; (11) customer, counterparty, supplier, or vendor defaults; (12) liability for uninsured claims and for claims in excess of insurance coverage, including those for personal injury and property damage arising from explosions, terrorism, natural disasters, pandemics and other catastrophic events that may result from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas in all forms; (13) transmission or distribution system service interruptions; (14) political, regulatory and economic conditions in the United States, Europe and other foreign countries, including uncertainties related to the military conflict between Russia and Ukraine, and foreign currency exchange rate fluctuations, particularly the euro; (15) capital market conditions, including reduced access to capital markets and interest rate fluctuations; (16) changes in commodity market prices resulting in significantly higher cash collateral requirements; (17) reduced distributions from subsidiaries impacting the ability to pay dividends; (18) changes in Marcellus and Utica Shale gas production; (19) the availability, timing and success of our acquisitions, commercial initiatives and investments to grow our businesses; (20) our ability to successfully integrate acquired businesses and achieve anticipated synergies; (21) the interruption, disruption, failure or malfunction of our information technology systems, and those of our third-party vendors or service providers, including due to cyber attack; (22) the inability to complete pending or future energy infrastructure projects; (23) our ability to achieve the operational benefits and cost efficiencies expected from the completion of pending and future business transformation initiatives, including the impact of customer service disruptions resulting in potential customer loss due to the transformation activities; (24) uncertainties related to a global pandemic, including the duration and/or impact of the COVID-19 pandemic; (25) the impact of proposed or future tax legislation, including the potential reversal of existing tax legislation that is beneficial to us; and (26) our ability to overcome supply chain issues that may result in delays or shortages in, as well as increased costs of, equipment, materials or other resources that are critical to our business operations.

These factors, and those factors set forth in Item 1A. Risk Factors in this report and in the Company’s 2021 Annual Report, are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events except as required by the federal securities laws.

ANALYSIS OF RESULTS OF OPERATIONS

The following analysis compares the Company’s results of operations for the 2022 three-month period with the 2021 three-month period and the 2022 six-month period with the 2021 six-month period. Our analysis of results of operations should be read in conjunction with the segment information included in Note 14 to Condensed Consolidated Financial Statements.

Because most of our businesses sell or distribute energy products used in large part for heating purposes, our results are significantly influenced by temperatures in our service territories, particularly during the heating-season months of October through March. As a result, our operating results, excluding the effects of gains and losses on derivative instruments not

UGI CORPORATION AND SUBSIDIARIES
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
The following tables reflect the adjustments referred to above and reconcile net income attributable to UGI Corporation, the most directly comparable GAAP measure, to adjusted net income attributable to UGI Corporation, and reconcile diluted earnings per share, the most directly comparable GAAP measure, to adjusted diluted earnings per share:

UGI CORPORATION AND SUBSIDIARIES

Adjusted net income attributable to UGI Corporation	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in millions)	2022	2021	2022	2021
AmeriGas Propane	$138	$150	$172	$224
UGI International	89	99	146	191
Midstream & Marketing	58	64	109	99
Utilities	134	99	197	148
Corporate & Other (a)	514	77	212	130
Net income attributable to UGI Corporation	933	489	836	792
Net gains on commodity derivative instruments not associated with current-period transactions (net of tax of $204, $22, $93 and $53, respectively)	(535)	(52)	(243)	(137)
Unrealized (gains) losses on foreign currency derivative instruments (net of tax of $(1), $4, $1, and $(1), respectively)	—	(11)	(4)	4
Loss on extinguishment of debt (net of tax of $0, $0, $(3) and $0, respectively)	—	—	8	—
Acquisition and integration expenses associated with the Mountaineer Acquisition (net of tax of $0, $0, $0 and $(1), respectively)	—	1	1	2
Business transformation expenses (net of tax of $0, $(5), $(1) and $(9), respectively)	2	14	3	27
Impact of change in Italian tax law	—	(23)	—	(23)
Restructuring costs (net of tax of $(5), $0, $(5) and $0, respectively)	13	—	13	—
Total adjustments (a) (b)	(520)	(71)	(222)	(127)
Adjusted net income attributable to UGI Corporation	$413	$418	$614	$665

	Three Months Ended March 31,		Six Months Ended March 31,
Adjusted diluted earnings per share	2022	2021	2022	2021
AmeriGas Propane	$0.64	$0.71	$0.80	$1.07
UGI International	0.41	0.47	0.68	0.91
Midstream & Marketing	0.26	0.31	0.50	0.47
Utilities	0.62	0.47	0.91	0.71
Corporate & Other (a)	2.39	0.37	0.98	0.61
Earnings per share - diluted	4.32	2.33	3.87	3.77
Net gains on commodity derivative instruments not associated with current-period transactions	(2.48)	(0.25)	(1.11)	(0.65)
Unrealized (gains) losses on foreign currency derivative instruments	—	(0.05)	(0.02)	0.02
Loss on extinguishment of debt	—	—	0.03	—
Acquisition and integration expenses associated with the Mountaineer Acquisition	—	—	—	0.01
Business transformation expenses	0.01	0.07	0.01	0.13
Impact of change in Italian tax law	—	(0.11)	—	(0.11)
Restructuring costs	0.06	—	0.06	—
Total adjustments (a)	(2.41)	(0.34)	(1.03)	(0.60)
Adjusted earnings per share - diluted	$1.91	$1.99	$2.84	$3.17

(a)Corporate & Other includes certain adjustments made to our reporting segments in arriving at net income attributable to UGI Corporation. These adjustments have been excluded from the segment results to align with the measure used by our

UGI CORPORATION AND SUBSIDIARIES
CODM in assessing segment performance and allocating resources.  See Note 14 to Condensed Consolidated Financial Statements for additional information related to these adjustments, as well as other items included within Corporate & Other.
(b)Income taxes associated with pre-tax adjustments determined using statutory business unit tax rates.

EXECUTIVE OVERVIEW

Recent Developments

Global Macroeconomic Conditions. During Fiscal 2021 and continuing into the current fiscal year, global commodity and labor markets experienced significant inflationary pressures attributable to economic recovery and supply chain issues associated with the ongoing COVID-19 pandemic, as discussed below. These inflationary pressures led to significant volatility across various consumer price indices during Fiscal 2021 and have continued during the 2022 three- and six-month period. We have experienced substantial shifts in commodity prices, particularly in LPG, natural gas and electricity prices, which, in turn, have led to extensive mark-to-market impacts on commodity derivatives instruments not associated with current-period activity. The ongoing strain on supply costs has resulted in increased inventory costs and certain distribution expenses across all of our businesses. It has also affected requirements around cash collateral and restricted cash associated with our outstanding derivatives. The Company believes that the impact of these external factors and the associated extreme cost volatility are temporary and their impact is expected to be mitigated by our continued cost control initiatives, and liquidity management.

Ongoing COVID-19 Pandemic. In March 2020, the WHO declared a global pandemic attributable to the outbreak and continued spread of COVID-19 that has had a significant impact throughout the global economy. In connection with the mitigation and containment procedures recommended by the WHO, the CDC, and as imposed by federal, state, and local governmental authorities, including shelter-in-place orders, quarantines and similar restrictions, we have implemented a variety of procedures to protect our employees, third-party business partners, and customers worldwide. We continue to provide essential products and services to our global customers in a safe and reliable manner and will continue to do so in compliance with mandated restrictions presented by each of the markets we serve. We continue to evaluate and react to the effects of a prolonged disruption and the potential of continued impact on our results of operations. These items may include, but are not limited to: the financial condition of our customers; decreased availability and demand for our products and services; realization of accounts receivable; impairment considerations related to certain current assets, long-lived assets and goodwill; delays related to current and future projects; commodity price volatility and supply chain constraints; and the effects of government stimulus efforts including tax legislation in response to COVID-19.

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

2022 three-month period compared with 2021 three-month period

Discussion. Net income attributable to UGI Corporation for the 2022 three-month period was $933 million (equal to $4.32 per diluted share) compared to $489 million (equal to $2.33 per diluted share) during the 2021 three-month period. These results include net gains from changes in unrealized commodity derivative instruments and certain foreign currency derivative instruments of $535 million and $63 million, respectively, during the 2022 and 2021 three-month periods, as well as business transformation expenses of $2 million and $14 million, respectively, in the 2022 and 2021 three-month periods. The 2022 three-month period also includes restructuring costs of $13 million largely attributable to a reduction in workforce and related

UGI CORPORATION AND SUBSIDIARIES
costs, while the 2021 three-month period includes a $23 million tax benefit related to an election made in connection with a tax law change in Italy and $1 million of integration expenses associated with Mountaineer.

Adjusted net income attributable to UGI Corporation for the 2022 three-month period was $413 million (equal to $1.91 per diluted share) compared to $418 million (equal to $1.99 per diluted share) during the 2021 three-month period. The decrease in adjusted net income attributable to UGI Corporation during the 2022 three-month period reflects lower earnings contributions from our LPG businesses which were significantly impacted by the effects of commodity price volatility on current-period margins and related volumes. Results for the prior-year period also included a tax benefit under the CARES Act. These factors were partially offset by improved earnings from Utilities largely attributable to contributions from the Mountaineer Acquisition.
AmeriGas Propane’s adjusted net income attributable to UGI Corporation decreased $12 million in the 2022 three-month period. This decrease principally reflects lower retail propane margin primarily attributable to lower volumes sold and higher operating and administrative expenses primarily attributable to increasing distribution costs and other expenses attributable to inflationary pressures.
UGI International’s adjusted net income attributable to UGI Corporation decreased $10 million in the 2022 three-month period principally reflecting lower total margin from our energy marketing business. This decrease was partially offset by strong margin management efforts at UGI International’s LPG business despite the rising commodity cost environment.
Midstream & Marketing’s adjusted net income attributable to UGI Corporation decreased $6 million in the 2022 three-month period primarily attributable to lower total margin which was negatively impacted by the settlement timing of certain multi-year commodity storage hedge contracts during the current-year period, partially offset by the absence of a contingent consideration adjustment related to the GHI acquisition in the prior-year period.
Utilities’ adjusted net income attributable to UGI Corporation increased $35 million in the 2022 three-month period compared to the prior-year period. The increase was largely related to incremental earnings attributable to the Mountaineer Acquisition. Colder weather and the implementation of a DSIC at UGI Utilities, effective during the second half of Fiscal 2021, also contributed to the earnings improvement during the current-year period.

2022 six-month period compared with 2021 six-month period

Discussion. Net income attributable to UGI Corporation for the 2022 six-month period was $836 million (equal to $3.87 per diluted share) compared to $792 million (equal to $3.77 per diluted share) during the 2021 six-month period. These results include net gains from changes in unrealized commodity derivative instruments and certain foreign currency derivative instruments of $247 million and $133 million, respectively, during the 2022 and 2021 six-month periods. Net income attributable to UGI Corporation also reflects business transformation expenses of $3 million and $27 million, respectively, in the 2022 and 2021 six-month periods, as well as acquisition and integration expenses associated with Mountaineer of $1 million and $2 million, respectively, in the 2022 and 2021 six-month periods. The 2022 six-month period also includes restructuring costs of $13 million largely attributable to a reduction in workforce and related costs and a loss on extinguishment of debt of $8 million associated with financing activities at UGI International, while the 2021 six-month period includes a $23 million tax benefit related to an election made in connection with a tax law change in Italy.

Adjusted net income attributable to UGI Corporation for the 2022 six-month period was $614 million (equal to $2.84 per diluted share) compared to $665 million (equal to $3.17 per diluted share) during the 2021 six-month period. The decrease in adjusted net income attributable to UGI Corporation during the 2022 six-month period reflects lower earnings contributions from our LPG businesses which were impacted by the effects of commodity price volatility on current-period margins and related volumes. Results for the prior-year period also included a tax benefit under the CARES Act. These factors were partially offset by improved earnings from Utilities largely attributable to contributions from the Mountaineer Acquisition and higher renewable energy and peaking margin at our Midstream & Marketing business compared to the prior-year period.
AmeriGas Propane’s adjusted net income attributable to UGI Corporation decreased $52 million in the 2022 six-month period. This decrease principally reflects lower retail propane margin primarily attributable to lower volumes sold and higher operating and administrative expenses primarily attributable to increasing distribution costs and other expenses attributable to inflationary pressures.
UGI International’s adjusted net income attributable to UGI Corporation decreased $45 million in the 2022 six-month period principally reflecting lower total margin from our energy marketing business and higher distribution, packaging and personnel costs associated with higher retail LPG volumes sold and inflationary pressures. This decrease was partially offset by strong margin management efforts at UGI International’s LPG business despite the rising commodity cost environment.

UGI CORPORATION AND SUBSIDIARIES
Midstream & Marketing’s adjusted net income attributable to UGI Corporation increased $10 million in the 2022 six-month period primarily attributable to higher margins related to renewable energy marketing activities compared to the prior-year period.
Utilities’ adjusted net income attributable to UGI Corporation increased $49 million in the 2022 six-month period compared to the prior-year period. The increase was largely related to incremental earnings attributable to the Mountaineer Acquisition. The increase in base rates and the implementation of a DSIC at UGI Utilities, both effective during the second half of Fiscal 2021, also contributed to the earnings improvement during the current-year period.

SEGMENT RESULTS OF OPERATIONS

2022 Three-Month Period Compared with the 2021 Three-Month Period

AmeriGas Propane

For the three months ended March 31,	2022	2021	Increase (Decrease)
(Dollars in millions)
Revenues	$1,048	$940	$108	11%
Total margin (a)	$503	$509	$(6)	(1)%
Operating and administrative expenses	$240	$233	$7	3%
Operating income/earnings before interest expense and income taxes	$227	$239	$(12)	(5)%
Retail gallons sold (millions)	329	356	(27)	(8)%
Heating degree days—% colder (warmer) than normal (b)	2.9%	(2.2)%	—	—
(a)Total margin represents total revenues less total cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for 344 regions in the United States, excluding Alaska and Hawaii.

Average temperatures during the 2022 three-month period were 2.9% colder than normal and 4.8% colder than the prior-year period. Total retail gallons sold decreased 8% during the 2022 three-month period principally reflecting the continued impact of customer service challenges that occurred in Fiscal 2021, increased price sensitivity in the higher commodity cost environment and the prior-year impact of COVID-19 on cylinder exchange and resale volumes.

Average daily wholesale propane commodity prices during the 2022 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 45% higher than such prices during the 2021 three-month period. This increase in prices has impacted both total revenues and total costs of sales during the 2022 three-month period. Total revenues increased $108 million during the 2022 three-month period largely reflecting higher average propane selling prices ($152 million) and higher wholesale volumes sold ($13 million) compared to the prior-year period. These positive impacts were partially offset by the effects of the previously mentioned decrease in retail propane volumes sold ($61 million).

Total cost of sales increased $114 million during the 2022 three-month period largely attributable to the higher average propane product costs ($125 million) and higher wholesale propane volumes sold ($12 million). These increases in cost of sales were partially offset by the decrease in retail propane volumes sold ($28 million). Total margin decreased $6 million in the 2022 three-month period largely attributable to the lower retail propane volumes ($33 million) partially offset by higher average retail margins ($27 million).

Operating income and earnings before interest expense and income taxes decreased $12 million during the 2022 three-month period primarily reflecting the decrease in total margin and higher operating and administrative expenses ($7 million) compared to the prior-year period. The increase in operating and administrative expenses was impacted by the inflationary cost environment and reflects, among other things, higher expenses associated with general insurance ($6 million), vehicle fuel ($4 million) and bad debt reserves ($4 million) compared to the prior-year period. These increases were partially offset by lower employee compensation and benefits ($7 million).

UGI CORPORATION AND SUBSIDIARIES
UGI International

For the three months ended March 31,	2022	2021	Increase (Decrease)
(Dollars in millions)
Revenues	$1,224	$834	$390	47%
Total margin (a)	$294	$343	$(49)	(14)%
Operating and administrative expenses	$162	$164	$(2)	(1)%
Operating income	$111	$147	$(36)	(24)%
Earnings before interest expense and income taxes	$120	$149	$(29)	(19)%
LPG retail gallons sold (millions)	247	242	5	2%
Heating degree days—% warmer than normal (b)	(5.7)%	(3.4)%	—	—

(a)Total margin represents revenues less cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data at locations in our UGI International service territories.

Average temperatures during the 2022 three-month period were 5.7% warmer than normal and 4.9% warmer than the prior-year period. Total LPG retail gallons sold during the 2022 three-month period increased slightly and was attributable to the recovery of certain bulk and autogas volumes that were negatively impacted by COVID-19 offset by the effects of weather that was warmer than the prior-year period.

UGI International base-currency results are translated into U.S. dollars based upon exchange rates experienced during the reporting periods. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During the 2022 and 2021 three-month periods, the average unweighted euro-to-dollar translation rates were approximately $1.12 and $1.21, respectively, and the average unweighted British pound sterling-to-dollar translation rates were approximately $1.34 and $1.38, respectively. Fluctuations in these foreign currency exchange rates can have a significant impact on the individual financial statement components discussed below. The net effect of changes in foreign currency exchange rates on UGI International’s earnings before interest expense and income taxes resulted in a net loss of $7 million in the 2022 three-month period. However, the impact of these changes is mitigated by the effects of forward foreign currency exchange contracts entered into over a multi-year period intended to substantially offset this volatility. These forward foreign currency exchange contracts resulted in realized net gains of $6 million and $1 million in the 2022 and 2021 three-month periods, respectively.

UGI International revenues and cost of sales increased $390 million and $439 million, respectively, during the 2022 three-month period compared to the prior-year period. Average wholesale prices for propane and butane during the 2022 three-month period in northwest Europe were approximately 59% and 94% higher, respectively, compared with the prior-year period. The increase in revenues and cost of sales principally reflects the impact of significant increases and volatility in natural gas and power prices on our energy marketing business and the effects of these higher average propane and butane selling prices and product costs compared to the prior-year period. These increases were partially offset by the translation effects of weaker foreign currencies (approximately $88 million and $68 million, respectively).

UGI International total margin decreased $49 million during the 2022 three-month period primarily reflecting lower total margin from our energy marketing business and the translation effects of weaker foreign currencies (approximately $20 million). This decrease was partially offset by higher total margin from our LPG business attributable to strong margin management efforts despite the effects of the previously mentioned higher product costs and weather that was warmer than the prior-year period. The lower total margin from our energy marketing business is largely due to the impact of significant volatility in commodity costs and its effects on the unit margins of certain customer contracts during the 2022 three-month period. The effects of this volatility on such customer contracts are expected to be largely confined to the primary heating season.

UGI International operating income and earnings before interest expense and income taxes decreased $36 million and $29 million, respectively, during the 2022 three-month period compared to the prior-year period. The decrease in operating income principally reflects the previously mentioned decrease in total margin partially offset by higher other operating income related to gains on the sale of assets and slightly lower operating and administrative expenses which includes the impact of weaker foreign currencies in the 2022 three-month period. The decrease in earnings before interest expense and income taxes in the 2022 three-month period largely reflects the decrease in operating income partially offset by higher realized gains on foreign

UGI CORPORATION AND SUBSIDIARIES
currency exchange contracts entered into in order to reduce volatility in UGI International earnings resulting from the effects of changes in foreign currency exchange rates ($5 million).

Midstream & Marketing

For the three months ended March 31,	2022	2021	Increase (Decrease)
(Dollars in millions)
Revenues	$671	$484	$187	39%
Total margin (a)	$131	$141	$(10)	(7)%
Operating and administrative expenses	$30	$28	$2	7%
Operating income	$85	$90	$(5)	(6)%
Earnings before interest expense and income taxes	$90	$100	$(10)	(10)%
(a)Total margin represents revenues less cost of sales.

Average temperatures across Midstream & Marketing’s energy marketing territory during the 2022 three-month period were 2.8% warmer than normal and relatively consistent with the prior-year period.

Midstream & Marketing revenues and cost of sales for the 2022 three-month period increased $187 million and $197 million, respectively, compared to the prior-year period. These increases were largely driven by natural gas marketing, including the effects of peaking and capacity management activities, which were impacted by significantly higher average natural gas prices compared to the prior-year period, partially offset by lower volumes. As a result, natural gas revenues and cost of sales increased $183 million and $186 million, respectively, during the 2022 three-month period.

Midstream & Marketing total margin decreased $10 million in the 2022 three-month period largely reflecting lower margin from capacity management contracts ($15 million) and natural gas marketing activities ($3 million). Capacity management margin was negatively impacted by the settlement timing of certain multi-year commodity storage hedge contracts during the 2022 three-month period. These impacts were partially offset by improved margin from peaking contracts ($6 million) compared to the prior-year period and incremental margin attributable to the Stonehenge Acquisition ($4 million).

Midstream & Marketing operating income and earnings before interest expense and income taxes during the 2022 three-month period decreased $5 million and $10 million, respectively, compared to the prior-year period. The decrease in operating income primarily reflects the lower total margin and higher operating and administrative expenses ($2 million), partially offset by the absence of a contingent consideration adjustment related to the GHI acquisition in the prior-year period. The decrease in earnings before interest expense and income taxes reflects the decrease in operating income and lower income from equity-method investments compared to the prior-year period.

Utilities

For the three months ended March 31,	2022	2021	Increase
(Dollars in millions)
Revenues	$707	$442	$265	60%
Total margin (a)	$317	$238	$79	33%
Operating and administrative expenses (a)	$91	$67	$24	36%
Operating income	$191	$142	$49	35%
Earnings before interest expense and income taxes	$194	$142	$52	37%
Gas Utility system throughput—bcf
Core market	52	38	14	37%
Total	123	100	23	23%
Electric Utility distribution sales - gwh	284	276	8	3%
Natural gas heating degree days—% warmer than normal (b)	(3.4)%	(8.1)%	—	—
(a)Total margin represents revenues less cost of sales and revenue-related taxes (i.e., gross receipts and business and occupation taxes) of $10 million and $2 million, respectively, during the 2022 and 2021 three-month periods. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating and administrative expenses presented above).

UGI CORPORATION AND SUBSIDIARIES
(b)Deviation from average heating degree days is determined on a 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for airports located within Gas Utility’s service territories.

Temperatures in Gas Utility’s service territories during the 2022 three-month period were 3.4% warmer than normal but 3.7% colder than the prior-year period. The increase in Gas Utility core market and total volumes during the 2022 three-month period are largely related to incremental volumes attributable to the acquisition of Mountaineer and the effects of colder weather compared to the prior-year period. The increase in Electric Utility distribution sales volumes was also attributable to colder weather during the current-year period.
Utilities revenues increased $265 million in the 2022 three-month period reflecting a $255 million increase in Gas Utility revenues and a $10 million increase in Electric Utility revenues. The increase in Gas Utility revenues principally reflects incremental revenues attributable to Mountaineer ($121 million), higher PGC rates compared to the prior-year period, higher pricing on off system sales and higher volumes attributable to the colder weather. The increase in Electric Utility revenues during the 2022 three-month period reflects the increase in base rates that went into effect in November 2021 and higher sales volumes and DS rates compared to the prior-year period.

Utilities cost of sales increased $186 million compared to the prior-year period. The increase in Gas Utility cost of sales ($179 million) during the 2022 three-month period reflects incremental cost attributable to Mountaineer ($69 million), higher PGC rates compared to the prior-year period, increased cost of sales associated with off-system sales, and the increase in volumes. Electric Utility cost of sales increased during the 2022 three-month period largely reflecting the higher volumes and DS rates compared to the prior-year period.

Utilities total margin increased $79 million during the 2022 three-month period largely reflecting incremental margin attributable to Mountaineer ($52 million). The implementation of a DSIC, higher margin from large delivery service customers including the effects of customer growth compared to the prior-year period, and higher volumes also contributed to the increase in Gas Utility margin. Electric Utility margin increased $3 million largely attributable to the increase in base rates and higher volumes compared to the prior-year period.

Utilities operating income and earnings before interest expense and income taxes increased $49 million and $52 million, respectively, during the 2022 three-month period. These increases largely reflect the previously mentioned increase in total margin partially offset by higher operating and administrative expenses ($24 million) and higher depreciation expense ($7 million) compared to the prior-year period, both principally related to incremental expenses attributable to Mountaineer. The higher depreciation expense compared to the prior-year period also includes the effects of continued distribution system capital expenditure activity. The increase in earnings before interest expense and income taxes also includes a higher non-service pension benefit compared to the prior-year period.

Interest Expense and Income Taxes

Our consolidated interest expense during the 2022 three-month period was $82 million compared to $78 million during the 2021 three-month period. This increase largely reflects the effects of incremental long-term debt outstanding during the current period, net of repayments, primarily related to the Mountaineer Acquisition and UGI Utilities’ issuance of senior notes during the second half of Fiscal 2021.

The increase in the Company’s effective income tax rate for the 2022 three-month period reflects the absence of benefits from the prior-year period related to an election made in connection with a tax law change in Italy and under the CARES Act. These items were partially offset by the net effects of a decrease in the concentration of foreign earnings, including the effects of higher gains on commodity derivative instruments compared to the prior-year period, reflecting foreign statutory tax rates that exceed the U.S. statutory rate.

The Company continues to evaluate the elections available under current regulations and pending legislation. Accordingly, the impacts on the Company’s income tax provisions and taxes payable or refundable related to these items are subject to change.

UGI CORPORATION AND SUBSIDIARIES
2022 Six-Month Period Compared with the 2021 Six-Month Period
AmeriGas Propane

For the six months ended March 31,	2022	2021	Increase (Decrease)
(Dollars in millions)
Revenues	$1,826	$1,606	$220	14%
Total margin (a)	$863	$903	$(40)	(4)%
Operating and administrative expenses	$480	$454	$26	6%
Operating income/earnings before interest expense and income taxes	$313	$380	$(67)	(18)%
Retail gallons sold (millions)	570	631	(61)	(10)%
Heating degree days—% warmer than normal (b)	(2.7)%	(3.3)%	—	—
(a)Total margin represents total revenues less total cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for 344 regions in the United States, excluding Alaska and Hawaii.

Average temperatures during the 2022 six-month period were 2.7% warmer than normal and relatively consistent with the prior-year period. Total retail gallons sold decreased 10% during the 2022 six-month period reflecting the continued impact of customer service challenges that occurred in Fiscal 2021, increased price sensitivity in the higher commodity cost environment and the prior-year impact of COVID-19 on cylinder exchange and resale volumes.

Average daily wholesale propane commodity prices during the 2022 six-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 73% higher than such prices during the 2021 six-month period. This significant increase in prices has impacted both total revenues and total costs of sales during the 2022 six-month period. Total revenues increased $220 million during the 2022 six-month period largely reflecting higher average propane selling prices ($323 million) and higher wholesale volumes sold ($29 million) compared to the prior-year period. These positive impacts were partially offset by the effects of the previously mentioned decrease in retail propane volumes sold ($136 million).

Total cost of sales increased $260 million during the 2022 six-month period largely attributable to the higher average propane product costs ($286 million) and higher wholesale propane volumes sold ($27 million). These increases in cost of sales were partially offset by the decrease in retail propane volumes sold ($59 million). Total margin decreased $40 million in the 2022 six-month period largely attributable to the lower retail propane volumes ($77 million) partially offset by higher average propane margins ($37 million).

Operating income and earnings before interest expense and income taxes decreased $67 million during the 2022 six-month period primarily reflecting the decrease in total margin and higher operating and administrative expenses ($26 million) compared to the prior-year period. The increase in operating and administrative expenses was impacted by the inflationary cost environment and reflects, among other things, higher expenses associated with general insurance ($8 million), vehicle fuel ($7 million), bad debt reserves ($7 million) and telecommunications ($5 million) compared to the prior-year period.

UGI International

For the six months ended March 31,	2022	2021	Increase (Decrease)
(Dollars in millions)
Revenues	$2,273	$1,534	$739	48%
Total margin (a)	$550	$660	$(110)	(17)%
Operating and administrative expenses	$323	$321	$2	1%
Operating income	$189	$282	$(93)	(33)%
Earnings before interest expense and income taxes	$202	$285	$(83)	(29)%
LPG retail gallons sold (millions)	496	478	18	4%
Heating degree days—% warmer than normal (b)	(1.1)%	(2.8)%	—	—
(a)Total margin represents revenues less cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data at locations in our UGI International service territories.

UGI CORPORATION AND SUBSIDIARIES

Average temperatures during the 2022 six-month period were 1.1% warmer than normal and relatively consistent with the prior-year period. Total LPG retail gallons sold during the 2022 six-month period increased 4% compared to the prior-year period largely attributable to favorable crop drying campaigns and the recovery of certain bulk and autogas volumes that were negatively impacted by COVID-19.

UGI International base-currency results are translated into U.S. dollars based upon exchange rates experienced during the reporting periods. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During the 2022 and 2021 six-month periods, the average unweighted euro-to-dollar translation rates were approximately $1.13 and $1.20, respectively, and the average unweighted British pound sterling-to-dollar translation rate was approximately $1.35 in both periods. Fluctuations in these foreign currency exchange rates can have a significant impact on the individual financial statement components discussed below. The net effect of changes in foreign currency exchange rates on UGI International’s earnings before interest expense and income taxes resulted in a net loss of $11 million in the 2022 six-month period. However, the impact of these changes is mitigated by the effects of forward foreign currency exchange contracts entered into over a multi-year period intended to substantially offset this volatility. These forward foreign currency exchange contracts resulted in realized net gains of $10 million and $2 million in the 2022 and 2021 six-month periods, respectively.

UGI International revenues and cost of sales increased $739 million and $849 million, respectively, during the 2022 six-month period compared to the prior-year period. Average wholesale prices for propane and butane during the 2022 six-month period in northwest Europe were approximately 76% and 96% higher, respectively, compared with the prior-year period. The increase in revenues and cost of sales principally reflects the impact of significant increases and volatility in natural gas and power prices on our energy marketing business and the effects of these higher average propane and butane selling prices and product costs compared to the prior-year period. These increases were partially offset by the translation effects of weaker foreign currencies (approximately $125 million and $94 million, respectively).

UGI International total margin decreased $110 million during the 2022 six-month period primarily reflecting lower total margin from our energy marketing business and the translation effects of weaker foreign currencies (approximately $31 million). This decrease was partially offset by higher total margin from our LPG business attributable to strong margin management efforts despite the effects of the previously mentioned higher product costs. The lower total margin from our energy marketing business is largely due to the impact of significant volatility in commodity costs and its effects on the unit margins of certain customer contracts during the 2022 six-month period. The effects of this volatility on such customer contracts are expected to be largely confined to the primary heating season.

UGI International operating income and earnings before interest expense and income taxes decreased $93 million and $83 million, respectively, during the 2022 six-month period compared to the prior-year period. The decrease in operating income principally reflects the previously mentioned decrease in total margin and slightly higher operating and administrative expenses ($2 million) partially offset by higher other operating income related to gains on the sale of assets. The slight increase in operating and administrative expenses reflects higher distribution, packaging and personnel costs associated with higher retail LPG volumes sold and the inflationary cost environment, largely offset by the impact of weaker foreign currencies in the 2022 six-month period ($18 million). The decrease in earnings before interest expense and income taxes in the 2022 six-month period largely reflects the decrease in operating income partially offset by higher realized gains on foreign currency exchange contracts entered into in order to reduce volatility in UGI International earnings resulting from the effects of changes in foreign currency exchange rates ($8 million).

UGI CORPORATION AND SUBSIDIARIES
Midstream & Marketing

For the six months ended March 31,	2022	2021	Increase (Decrease)
(Dollars in millions)
Revenues	$1,206	$825	$381	46%
Total margin (a)	$253	$245	$8	3%
Operating and administrative expenses	$59	$60	$(1)	(2)%
Operating income	$159	$142	$17	12%
Earnings before interest expense and income taxes	$172	$159	$13	8%
(a)Total margin represents revenues less cost of sales.

Average temperatures across Midstream & Marketing’s energy marketing territory during the 2022 six-month period were 8.4% warmer than normal and 4.5% warmer than the prior-year period.

Midstream & Marketing revenues and cost of sales for the 2022 six-month period increased $381 million and $373 million, respectively, compared to the prior-year period. These increases were largely driven by natural gas marketing, including the effects of peaking and capacity management activities, which were impacted by significantly higher average natural gas prices compared to the prior-year period, partially offset by lower volumes attributable to the warmer weather. As a result, natural gas marketing revenues and cost of sales increased $353 million and $360 million, respectively, during the 2022 six-month period.

Midstream & Marketing total margin increased $8 million in the 2022 six-month period reflecting higher margin from renewable energy marketing activities ($11 million) including the impact of increased volumes and average pricing related to environmental credits compared to the prior-year period, improved margin from peaking activities ($9 million) and incremental margin attributable to the Stonehenge Acquisition ($4 million). These positive impacts were partially offset by lower margin from capacity management contracts ($10 million) and natural gas marketing activities ($7 million) which includes the effects of lower volumes due to warmer weather compared to the prior-year period.

Midstream & Marketing operating income and earnings before interest expense and income taxes during the 2022 six-month period increased $17 million and $13 million, respectively, compared to the prior-year period. The increase in operating income is largely attributable to the increase in total margin and the absence of a contingent consideration adjustment related to the GHI acquisition in the prior-year period. The increase in earnings before interest expense and income taxes principally reflects the increase in operating income partially offset by lower income from equity-method investments ($3 million).

Utilities

For the six months ended March 31,	2022	2021	Increase
(Dollars in millions)
Revenues	$1,126	$742	$384	52%
Total margin (a)	$530	$405	$125	31%
Operating and administrative expenses (a)	$171	$127	$44	35%
Operating income	$287	$219	$68	31%
Earnings before interest expense and income taxes	$292	$220	$72	33%
Gas Utility system throughput—bcf
Core market	81	62	19	31%
Total	216	183	33	18%
Electric Utility distribution sales - gwh	526	520	6	1%
Gas Utility heating degree days—% warmer than normal (b)	(8.1)%	(8.8)%	—	—
(a)Total margin represents revenues less cost of sales and revenue-related taxes (i.e., gross receipts and business and occupation taxes) of $16 million and $3 million, respectively, during the 2022 and 2021 six-month periods. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating and administrative expenses presented above).
(b)Deviation from average heating degree days is determined on a 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for airports located within Gas Utility’s service territories.

UGI CORPORATION AND SUBSIDIARIES
Temperatures in Gas Utility’s service territories during the 2022 six-month period were 8.1% warmer than normal and slightly warmer compared to the prior-year period. The increase in Gas Utility core market and total volumes during the 2022 six-month period are largely related to incremental volumes attributable to the acquisition of Mountaineer.
Utilities revenues increased $384 million in the 2022 six-month period reflecting a $370 million increase in Gas Utility revenues and a $14 million increase in Electric Utility revenues. The increase in Gas Utility revenues principally reflects incremental revenues attributable to Mountaineer ($191 million), higher PGC rates compared to the prior-year period, the effects of the increase in base rates that went into effect during the second quarter of Fiscal 2021, and higher pricing on off-system sales. The increase in Electric Utility revenues during the 2022 six-month period reflects the increase in base rates that went into effect in November 2021 and higher DS rates compared to the prior-year period.

Utilities cost of sales increased $259 million in the 2022 six-month period largely attributable to Gas Utility ($250 million) which reflects incremental cost attributable to Mountaineer ($106 million), higher PGC rates compared to the prior-year period, and increased cost of sales associated with off-system sales. Electric Utility cost of sales increased during the 2022 six-month period largely reflecting the higher DS rates compared to the prior-year period.

Utilities total margin increased $125 million during the 2022 six-month period largely reflecting incremental margin attributable to Mountaineer ($85 million). Gas Utility’s total margin increase also includes higher natural gas margin attributable to the positive impacts of the increase in base rates, implementation of a DSIC and higher margin from large delivery service customers including the effects of customer growth compared to the prior-year period. Electric Utility margin increased $5 million largely attributable to the increase in base rates compared to the prior-year period.

Utilities operating income and earnings before interest expense and income taxes increased $68 million and $72 million, respectively, during the 2022 six-month period. These increases largely reflect the previously mentioned increase in total margin partially offset by higher operating and administrative expenses ($44 million) and higher depreciation expense ($13 million) compared to the prior-year period, both principally related to incremental expenses attributable to Mountaineer. The higher depreciation expense compared to the prior-year period also includes the effects of continued distribution system capital expenditure activity. The increase in earnings before interest expense and income taxes also includes a higher non-service pension benefit compared to the prior-year period.

Interest Expense and Income Taxes

Our consolidated interest expense during the 2022 six-month period was $163 million compared to $156 million during the 2021 six-month period. This increase reflects the effects of incremental long-term debt outstanding during the current period, net of repayments, primarily related to the Mountaineer Acquisition and UGI Utilities’ issuance of senior notes during the second half of Fiscal 2021, and higher average short-term borrowings outstanding compared to the prior-year period.

The increase in the Company’s effective income tax rate for the 2022 six-month period reflects the absence of benefits from the prior-year period related to an election made in connection with a tax law change in Italy and under the CARES Act. These items were partially offset by the net effects of a decrease in the concentration of foreign earnings, including the effects of higher gains on commodity derivative instruments compared to the prior-year period, reflecting foreign statutory tax rates that exceed the U.S. statutory rate.

The Company continues to evaluate the elections available under current regulations and pending legislation. Accordingly, the impacts on the Company’s income tax provisions and taxes payable or refundable related to these items are subject to change.

FINANCIAL CONDITION AND LIQUIDITY

The Company expects to have sufficient liquidity including cash on hand and available borrowing capacity to continue to support long-term commitments and ongoing operations despite uncertainties associated with the COVID-19 pandemic and ongoing commodity price volatility. Our total available liquidity balance, comprising cash and cash equivalents and available borrowing capacity on our revolving credit facilities, totaled approximately $1.9 billion and $2.2 billion at March 31, 2022 and September 30, 2021, respectively. Our total available liquidity at March 31, 2022 was affected, in part, by $603 million of cash collateral received from derivative counterparties resulting from the impact of rising commodity prices and an accumulation of derivative assets associated with our commodity derivative instruments. The Company does not have any near-term senior note or term loan maturities, other than the UGI Utilities variable-rate term loan, which is set to mature in October 2022. The Company cannot predict the duration or magnitude that the COVID-19 pandemic and ongoing commodity price volatility will have on its liquidity, debt covenants, financial condition or the timing of capital expenditures. UGI and its subsidiaries were in compliance with all debt covenants as of March 31, 2022.

UGI CORPORATION AND SUBSIDIARIES

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

The primary sources of UGI’s cash and cash equivalents are the dividends and other cash payments made to UGI or its corporate subsidiaries by its principal business units. Our cash and cash equivalents totaled $718 million at March 31, 2022, compared with $855 million at September 30, 2021. The decrease in cash and cash equivalents since September 30, 2021 is primarily attributable to commodity price volatility experienced in the 2022 six-month period and the seasonality of our business as further described in “Cash Flows” below. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, at March 31, 2022 and September 30, 2021, UGI had $222 million and $172 million of cash and cash equivalents, respectively. Such cash is available to pay dividends on UGI Common Stock, to make quarterly payments on outstanding Purchase Contracts and for investment purposes.

Long-term Debt and Credit Facilities

Long-term Debt

The Company’s debt outstanding at March 31, 2022 and September 30, 2021, comprises the following:

	March 31, 2022						September 30, 2021
(Millions of dollars)	AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corp & Other	Total	Total
Short-term borrowings	$30	$189	$—	$228	$—	$447	$367

Long-term debt (including current maturities):
Senior notes	$2,575	$443	$—	$1,290	$—	$4,308	$4,270
Term loans	—	332	681	138	765	1,916	1,938
Other long-term debt	1	2	41	26	265	335	283
Unamortized debt issuance costs	(14)	(7)	(9)	(5)	(4)	(39)	(42)
Total long-term debt	$2,562	$770	$713	$1,449	$1,026	$6,520	$6,449
Total debt	$2,592	$959	$713	$1,677	$1,026	$6,967	$6,816

Credit Facilities

Additional information related to the Company’s credit agreements can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 6 to Consolidated Financial Statements in the Company’s 2021 Annual Report.

UGI CORPORATION AND SUBSIDIARIES
Information about the Company’s principal credit agreements (excluding the Receivables Facility discussed below) as of March 31, 2022 and 2021, is presented in the table below.

(Currency in millions)	Total Capacity	Borrowings Outstanding	Letters of Credit and Guarantees Outstanding	Available Borrowing Capacity
As of March 31, 2022
AmeriGas OLP	$600	$30	$3	$567
UGI International, LLC (a)	€300	€170	€—	€130
Energy Services	$260	$—	$—	$260
UGI Utilities	$350	$192	$—	$158
Mountaineer	$100	$36	$—	$64
UGI Corporation (b)	$300	$260	$—	$40
As of March 31, 2021
AmeriGas OLP	$600	$130	$60	$410
UGI International, LLC (a)	€300	€—	€—	€300
Energy Services	$260	$—	$—	$260
UGI Utilities	$350	$193	$—	$157
UGI Corporation (b)	$300	$275	$—	$25
(a)Permits UGI International, LLC to borrow in euros or dollars. At March 31, 2022, the amount borrowed comprised USD-denominated borrowings of $188 million, equal to €170 million.
(b)Borrowings outstanding have been classified as “Long-term debt” on the Condensed Consolidated Balance Sheets.

The average daily and peak short-term borrowings under the Company’s principal credit agreements are as follows:

	For the six months ended		For the six months ended
	March 31, 2022		March 31, 2021
(Millions of dollars or euros)	Average	Peak	Average	Peak
AmeriGas OLP	$220	$388	$212	$293
UGI International, LLC	€119	€250	€—	€—
Energy Services	$—	$—	$7	$32
UGI Utilities	$208	$270	$228	$279
Mountaineer	$58	$80	$—	$—
UGI Corporation	$185	$260	$265	$300

Receivables Facility. Energy Services has a Receivables Facility with an issuer of receivables-backed commercial paper currently scheduled to expire in October 21, 2022. At March 31, 2022, the outstanding balance of ESFC trade receivables was $120 million, none of which were sold to the bank. At March 31, 2021, the outstanding balance of ESFC trade receivables was $81 million, of which $17 million was sold to the bank. Amounts sold to the bank are reflected as “Short-term borrowings” on the Condensed Consolidated Balance Sheets. During the six months ended March 31, 2022 and 2021, peak sales of receivables were $98 million and $87 million, respectively, and average daily amounts sold were $4 million and $38 million, respectively.

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

UGI CORPORATION AND SUBSIDIARIES
Dividends and Repurchases of Common Stock

On November 18, 2021, UGI’s Board of Directors declared a cash dividend equal to $0.345 per common share. The dividend was paid on January 1, 2022, to shareholders of record on December 15, 2021. On February 2, 2022, UGI’s Board of Directors declared a quarterly dividend of $0.345 per common share. The dividend was paid on April 1, 2022, to shareholders of record on March 15, 2022. On May 4, 2022, UGI’s Board of Directors approved an increase in the quarterly dividend rate on UGI Common Stock to $0.36 per common share, or $1.44 on an annual basis. The new dividend rate reflects an approximate 4% increase from the previous quarterly rate of $0.345. The new quarterly dividend rate is effective with the dividend payable on July 1, 2022, to shareholders of record on June 15, 2022.

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

Operating Activities. Year-to-year variations in our cash flows from operating activities can be significantly affected by changes in operating working capital especially during periods with significant changes in energy commodity prices. Cash flow provided by operating activities was $400 million in the 2022 six-month period compared to $646 million in the 2021 six-month period. Cash flow from operating activities before changes in operating working capital was $960 million in the 2022 six-month period compared to $1,082 million in the 2021 six-month period. The lower cash flow from operating activities before changes in working capital reflects, in large part, lower operating results at AmeriGas Propane and UGI International. Cash used to fund changes in operating working capital totaled $560 million in the 2022 six-month period compared to $436 million in the 2021 six-month period. Changes in operating working capital during the 2022 six-month period reflect, among other things, increases in cash used to fund accounts receivable and accounts payable, principally due to increases in commodity prices during the 2022 six-month period. These increases in cash used to fund changes in working capital were partially offset by cash inflows associated with income taxes receivable, inventories, other current assets and other current liabilities. Additionally, the 2022 six-month period includes $138 million of cash collateral received from derivative counterparties as compared to $44 million of cash collateral received in the prior-year period. The impact of commodity price volatility and increasing supply chain costs are pervasive throughout these changes in working capital.

Investing Activities. Investing activity cash flow is principally affected by cash expenditures for property, plant and equipment; cash paid for acquisitions of businesses and assets; investments in investees; and proceeds from sales of assets and businesses. Cash flow used by investing activities was $515 million in the 2022 six-month period compared to $357 million in the 2021 six-month period. Cash expenditures for property, plant and equipment were $355 million in the 2022 six-month period compared with $304 million in the 2021 six-month period. Cash used for acquisitions of businesses and assets reflects the Stonehenge Acquisition in the 2022 six-month period and UGI International’s acquisition of an LPG retail business in Europe in the 2021 six-month period. Investments in equity method investments in the 2021 six-month period includes our investment in Pine Run. Cash inflows associated with investing activities during the 2022 six-month period includes cash received from the termination of a forward foreign currency contract previously designated at a net investment hedge associated with the UGI International 3.25% Senior Notes.

Financing Activities. Changes in cash flow from financing activities are primarily due to issuances and repayments of long-term debt; net short-term borrowings/repayments; dividends on UGI Common Stock; quarterly payments on outstanding Purchase Contracts; and issuances and repurchases of equity instruments.

Cash flow provided by financing activities was $25 million in the 2022 six-month period compared with $174 million of cash used in the 2021 six-month period. The change in cash flows provided by financing activities is primarily attributable to the issuance of UGI International’s 2.50% Senior Notes and concurrent repayment of the UGI International 3.25% Senior Notes during the 2022 six-month period. Additionally, the 2022 six-month period includes net borrowings on revolving credit facilities as compared to net repayments in the prior-year period.

UGI CORPORATION AND SUBSIDIARIES
UTILITY REGULATORY MATTERS

Base Rate Filings. On January 28, 2022, PA Gas Utility filed a request with the PAPUC to increase its base operating revenues for residential, commercial and industrial customers by $83 million annually. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service and continue to fund programs designed to promote and reward customers’ efforts to increase efficient use of natural gas. PA Gas Utility requested that the new gas rates become effective March 29, 2022. The PAPUC entered an Order on February 24, 2022, suspending the effective date for the rate increase to allow for investigation and public hearings. Unless a settlement is reached sooner, the review process is expected to last up to nine months from the date of filing. The Company cannot predict the timing or the ultimate outcome of the rate case review process.

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

Our variable-rate debt at March 31, 2022, includes revolving credit facility borrowings and variable-rate term loans at UGI International, UGI Utilities, Energy Services and UGI Corporation. These debt agreements have interest rates that are generally indexed to short-term market interest rates. We have entered into pay-fixed, receive-variable interest rate swap agreements on all or a significant portion of the term loans’ principal balances and all or a significant portion of the term loans’ tenor. We have designated these interest rate swaps as cash flow hedges. At March 31, 2022, combined borrowings outstanding under variable-rate debt agreements, excluding the previously mentioned effectively fixed-rate debt, totaled $837 million.

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
Foreign Currency Exchange Rate Risk
Our primary currency exchange rate risk is associated with the U.S. dollar versus the euro and, to a lesser extent, the U.S. dollar versus the British pound sterling. The U.S. dollar value of our foreign currency denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. From time to time, we use derivative instruments to hedge portions of our net investments in foreign subsidiaries, including anticipated foreign currency denominated dividends. Gains or losses on these net investment hedges remain in AOCI until such foreign operations are sold or liquidated. With respect to our net investments in our UGI International operations, a 10% decline in the value of the associated foreign currencies versus the U.S. dollar would reduce their aggregate net book value at March 31, 2022, by approximately $170 million, which amount would be reflected in other comprehensive income. We have designated certain euro-denominated borrowings as net investment hedges.
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
We have concentrations of credit risk associated with derivative instruments and we evaluate the creditworthiness of our derivative counterparties on an ongoing basis. As of March 31, 2022, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was $2,035 million. In general, many of our over-the-counter derivative instruments and all exchange contracts call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At March 31, 2022, we had received cash collateral from derivative instrument counterparties totaling $603 million. In addition, we may have offsetting derivative liabilities and certain accounts payable balances with certain of these counterparties, which further mitigates the previously mentioned maximum amount of losses. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At March 31, 2022, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.
The following table summarizes the fair values of unsettled market risk sensitive derivative instrument assets (liabilities) held at March 31, 2022 and changes in their fair values due to market risks. Certain of UGI Utilities’ commodity derivative instruments are excluded from the table below because any associated net gains or losses are refundable to or recoverable from customers in accordance with UGI Utilities ratemaking.

	Asset (Liability)
(Millions of dollars)	Fair Value	Change in Fair Value
March 31, 2022
Commodity price risk (1)	$1,627	$(309)
Interest rate risk (2)	$30	$(13)
Foreign currency exchange rate risk (3)	$33	$(32)

(1) Change in fair value represents a 10% adverse change in the market prices of certain commodities
(2) Change in fair value represents a 50 basis point adverse change in prevailing market interest rates

UGI CORPORATION AND SUBSIDIARIES
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

UGI CORPORATION AND SUBSIDIARIES
PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS
In addition to the information presented in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2021 Annual Report, which could materially affect our business, financial condition or future results. The risks described below and in our 2021 Annual Report are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

The risk of natural disasters, pandemics and catastrophic events, including terrorism and military conflict, may adversely affect the economy and the price, volatility and availability of LPG, other refined fuels and natural gas.

Natural disasters, pandemics and catastrophic events, such as fires, earthquakes, explosions, floods, tornadoes, hurricanes, terrorist attacks, military conflict, political unrest and other similar occurrences, may adversely impact the demand for, price and availability of LPG (including propane), other refined fuels and natural gas, which could adversely impact our financial condition and results of operations, our ability to raise capital and our future growth. The impact that the foregoing may have on our industries in general, and on us in particular, is not known at this time. A natural disaster, pandemic, act of terror, or military conflict could result in disruptions of crude oil or natural gas supplies and markets (the sources of LPG), cause price volatility in the cost of LPG, fuel oil and natural gas, and our infrastructure facilities could be directly or indirectly impacted. Additionally, if our means of supply transportation, such as rail, truck or pipeline, are delayed or temporarily unavailable due to a natural disaster, pandemic, terrorist activity, or military conflict, we may be unable to transport LPG and other refined fuels in a timely manner or at all. A lower level of economic activity could result in a decline in energy consumption, which could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of a natural disaster, pandemic, terrorism, or military conflict could also affect our ability to raise capital. We have opted to purchase insurance coverage for natural disasters and terrorist acts within our property and casualty insurance programs, but we can give no assurance that our insurance coverage would be adequate to fully compensate us for any losses to our business or property resulting from natural disasters or terrorist acts.

In February 2022, military conflict escalated between Russia and Ukraine which could adversely impact price, volatility and availability of energy products in parts of our European market, customer and supplier relationships, and result in supply chain issues, heightened economic sanctions, embargoes and regional instability. It is not possible to estimate the impact on our business of a continued military conflict in Ukraine.

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
•longer payment cycles;
•local political and economic conditions as well as geopolitical conditions that could cause instability and adversely impact the global economy or specific markets, such as the military conflict between Russia and Ukraine; and

UGI CORPORATION AND SUBSIDIARIES
•potential violations of federal regulatory requirements, including anti-bribery, anti-corruption, and anti-money laundering law, economic sanctions, the Foreign Corrupt Practices Act of 1977, as amended, and EU regulatory requirements, including the GDPR and Sapin II.

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

Changes in and volatility of commodity market prices may have a significant negative effect on our liquidity and our operating results.

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

It is difficult to predict future commodity costs and our hedging program includes inherent assumptions about consumption and pricing. As a result, there is risk that actual consumption and pricing may be different than contemplated by the program and, further, that sharp increases in commodity prices, particularly when coupled with rapid or unexpected increases in customer consumption, may result in a risk of significant unforeseen costs in performing fixed price and full requirement contracts. While we employ an active and robust hedging program, any shortfalls resulting from the risks associated with fixed price and full requirement programs will reduce our overall profitability. During Fiscal 2022, our UGI International energy marketing margins were negatively impacted by significant increases and unprecedented volatility in natural gas commodity prices exacerbated by higher-than-anticipated volumes purchased by certain customers under fixed price and full requirement contracts.

UGI CORPORATION AND SUBSIDIARIES
ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2022, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2022, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2022, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

UGI CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2022, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by the Chief Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2022, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2022, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UGI Corporation
(Registrant)

Date:	May 5, 2022	By:	/s/ Ted J. Jastrzebski
Ted J. Jastrzebski
Chief Financial Officer

Date:	May 5, 2022	By:	/s/ Jean Felix Tematio Dontsop
Jean Felix Tematio Dontsop
Vice President, Chief Accounting Officer
and Corporate Controller