Form 10-Q
period 2022-06-30
UGI CORP /PA/
filed 2022-08-04
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
At July 31, 2022, there were 209,381,438 shares of UGI Corporation Common Stock, without par value, outstanding.

UGI CORPORATION AND SUBSIDIARIES

i

GLOSSARY OF TERMS AND ABBREVIATIONS

Terms and abbreviations used in this Form 10-Q are defined below:

UGI Corporation and Related Entities

AmeriGas OLP - AmeriGas Propane, L.P., the principal operating subsidiary of AmeriGas Partners
AmeriGas Partners - AmeriGas Partners, L.P., a Delaware limited partnership and an indirect wholly-owned subsidiary of UGI; also referred to as the “Partnership”
AmeriGas Propane - Reportable segment comprising AmeriGas Propane, Inc. and its subsidiaries, including AmeriGas Partners and AmeriGas OLP
AmeriGas Propane, Inc. - A wholly owned second-tier subsidiary of UGI and the general partner of AmeriGas Partners
AvantiGas - AvantiGas Limited, an indirect wholly owned subsidiary of UGI International, LLC
Company - UGI and its consolidated subsidiaries collectively
DVEP - DVEP Investeringen B.V., an indirect wholly owned subsidiary of UGI International, LLC
Electric Utility - UGI Utilities’ regulated electric distribution utility located in Pennsylvania
Energy Services - UGI Energy Services, LLC, a wholly owned second-tier subsidiary of UGI
ESFC - Energy Services Funding Corporation, a wholly owned subsidiary of Energy Services
Flaga - Flaga GmbH, an indirect wholly owned subsidiary of UGI International, LLC
Gas Utility - UGI’s regulated natural gas businesses, inclusive of PA Gas Utility and WV Gas Utility
GHI - GHI Energy, LLC, a Houston-based RNG company and indirect wholly owned subsidiary of Energy Services
Midstream & Marketing - Reportable segment comprising Energy Services and UGID
Mountaineer - Mountaineer Gas Company, a natural gas distribution company in West Virginia and an indirect wholly owned subsidiary of Mountaintop Energy Holdings, LLC
Mountaintop Energy Holdings, LLC - Indirect parent company of Mountaineer and wholly owned subsidiary of UGI, acquired on September 1, 2021
PA Gas Utility - UGI Utilities’ regulated natural gas distribution business, primarily located in Pennsylvania
Partnership - AmeriGas Partners and its consolidated subsidiaries, including AmeriGas OLP; also referred to as “AmeriGas Partners”
Pennant - Pennant Midstream, LLC, a Delaware limited liability corporation
PennEast - PennEast Pipeline Company, LLC
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

UGI International, LLC - UGI International, LLC, a wholly owned second-tier subsidiary of UGI
UGI Moraine East - UGI Moraine East Gathering LLC, a wholly owned subsidiary comprising the assets acquired in the Stonehenge Acquisition
UGI PennEast, LLC - A wholly owned subsidiary of Energy Services that holds a 20% membership interest in PennEast
UGI Utilities - UGI Utilities, Inc., a wholly owned subsidiary of UGI comprising PA Gas Utility and Electric Utility
UGID - UGI Development Company, a wholly owned subsidiary of Energy Services
UniverGas - UniverGas Italia S.r.l, an indirect wholly owned subsidiary of UGI International, LLC
Utilities - Reportable segment comprising UGI Utilities and Mountaintop Energy Holdings, LLC
WV Gas Utility - Mountaineer’s regulated natural gas distribution business, located in West Virginia
Other Terms and Abbreviations
4.75% Senior Note - A private placement of $90 million principal amount of senior notes due July 2032, issued by UGI Utilities
4.99% Senior Note - A private placement of $85 million principal amount of senior notes due September 2052, to be issued by UGI Utilities on or before September 15, 2022
4.49% Senior Note - A private placement of $40 million principal amount of senior notes due August 2052, to be issued by Mountaineer on or before August 16, 2022
2021 Annual Report - UGI Annual Report on Form 10-K for the fiscal year ended September 30, 2021
2021 nine-month period - Nine months ended June 30, 2021
2021 three-month period - Three months ended June 30, 2021
2022 nine-month period - Nine months ended June 30, 2022
2022 three-month period - Three months ended June 30, 2022
2024 Purchase Contract - A forward stock purchase contract issued by UGI Corporation as a part of the issuance of Equity Units which obligates holders to purchase a number of shares of UGI common stock from the Company on June 1, 2024
AOCI - Accumulated Other Comprehensive Income (Loss)
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
USD - U.S. dollar
Utilities Term Loan - A $125 million unsecured variable-rate term loan agreement entered into in October 2017, by UGI Utilities, Inc., which was amended in July 2022 to extend its maturity date from October 2022 to July 2027
WHO - World Health Organization
WVPSC - Public Service Commission of West Virginia

UGI CORPORATION AND SUBSIDIARIES
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Millions of dollars)

	June 30, 2022	September 30, 2021	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$670	$855	$545
Restricted cash	14	22	31
Accounts receivable (less allowances for doubtful accounts of $66, $53 and $51, respectively)	1,234	880	848
Accrued utility revenues	19	15	8
Income taxes receivable	127	128	128
Inventories	496	469	296
Derivative instruments	773	665	350
Prepaid expenses and other current assets	176	236	171
Total current assets	3,509	3,270	2,377
Property, plant and equipment, (less accumulated depreciation of $4,160, $3,950 and $3,923, respectively)	7,839	7,558	7,085
Goodwill	3,671	3,770	3,543
Intangible assets, net	523	583	624
Utility regulatory assets	352	373	389
Derivative instruments	410	338	129
Other assets	807	831	859
Total assets	$17,111	$16,723	$15,006
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$47	$110	$36
Short-term borrowings	276	367	207
Accounts payable	843	837	579
Derivative instruments	70	60	67
Other current liabilities	832	923	812
Total current liabilities	2,068	2,297	1,701
Long-term debt	6,399	6,339	5,811
Deferred income taxes	1,291	1,137	919
Derivative instruments	54	38	49
Other noncurrent liabilities	1,294	1,381	1,420
Total liabilities	11,106	11,192	9,900
Commitments and contingencies (Note 9)
Equity:
UGI Corporation stockholders’ equity:
Preferred stock, without par value (authorized – 5,000,000 shares; issued – 220,000, 220,000 and 220,000 Series A shares, respectively)	162	213	213
UGI Common Stock, without par value (authorized — 450,000,000 shares; issued — 210,378,881, 209,843,296 and 209,725,554 shares, respectively)	1,474	1,394	1,388
Retained earnings	4,674	4,081	3,629
Accumulated other comprehensive loss	(273)	(140)	(105)
Treasury stock, at cost	(41)	(26)	(28)
Total UGI Corporation stockholders’ equity	5,996	5,522	5,097
Noncontrolling interests	9	9	9
Total equity	6,005	5,531	5,106
Total liabilities and equity	$17,111	$16,723	$15,006
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Revenues	$2,033	$1,496	$8,172	$6,009
Costs and expenses:
Cost of sales (excluding depreciation and amortization shown below)	1,361	516	4,951	2,623
Operating and administrative expenses	465	469	1,532	1,473
Depreciation and amortization	130	125	387	375
Other operating income, net	(22)	(5)	(61)	(26)
	1,934	1,105	6,809	4,445
Operating income	99	391	1,363	1,564
Loss from equity investees	(45)	(86)	(32)	(69)
Loss on extinguishment of debt	—	—	(11)	—
Other non-operating income, net	20	1	41	—
Interest expense	(82)	(77)	(245)	(233)
(Loss) income before income taxes	(8)	229	1,116	1,262
Income tax benefit (expense)	1	(79)	(285)	(320)
Net (loss) income including noncontrolling interests	(7)	150	831	942
Deduct net income attributable to noncontrolling interests	—	—	(2)	—
Net (loss) income attributable to UGI Corporation	$(7)	$150	$829	$942
(Loss) earnings per common share attributable to UGI Corporation stockholders:
Basic	$(0.03)	$0.72	$3.95	$4.51
Diluted	$(0.03)	$0.71	$3.84	$4.48
Weighted-average common shares outstanding (thousands):
Basic	210,190	209,099	209,992	208,934
Diluted	210,190	210,851	215,965	210,194
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Millions of dollars)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income including noncontrolling interests	$(7)	$150	$831	$942
Other comprehensive (loss) income:
Net gains on derivative instruments (net of tax of $(3), $1, $(17) and $(1), respectively)	8	—	42	4
Reclassifications of net losses on derivative instruments (net of tax of $(1), $(1), $(4) and $(5), respectively)	3	5	13	14
Foreign currency adjustments (net of tax of $(17), $3, $(30) and $5, respectively)	(106)	16	(191)	23
Benefit plans (net of tax of $0, $(1), $(1) and $(1), respectively)	—	—	3	1
Other comprehensive (loss) income	(95)	21	(133)	42
Comprehensive (loss) income including noncontrolling interests	(102)	171	698	984
Deduct comprehensive income attributable to noncontrolling interests	—	—	(2)	—
Comprehensive (loss) income attributable to UGI Corporation	$(102)	$171	$696	$984

See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Millions of dollars)

	Nine Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interest	$831	$942
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	387	375
Deferred income tax expense, net	142	267
Provision for uncollectible accounts	46	25
Changes in unrealized gains and losses on derivative instruments	(372)	(509)
Loss on extinguishment of debt	11	—
Loss from equity investees	32	69
Other, net	37	10
Net change in:
Accounts receivable and accrued utility revenues	(486)	(213)
Income taxes receivable	1	(48)
Inventories	(42)	(55)
Utility deferred fuel and power costs, net of changes in unsettled derivatives	(7)	(9)
Accounts payable	50	123
Derivative instruments collateral deposits received	181	112
Other current assets	93	(17)
Other current liabilities	(56)	(25)
Net cash provided by operating activities	848	1,047
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(551)	(460)
Acquisitions of businesses and assets, net of cash and restricted cash acquired	(188)	(8)
Investments in equity method investees	(41)	(61)
Settlements of net investment hedges	26	—
Other, net	37	24
Net cash used by investing activities	(717)	(505)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(220)	(210)
Issuances of long-term debt, net of issuance costs	863	130
Repayments of long-term debt and finance leases, including redemption premiums	(806)	(329)
Decrease in short-term borrowings	(91)	(121)
Receivables Facility net repayments	—	(19)
Issuance of preferred stock, net of issuance costs	—	213
Payments on Purchase Contracts	(12)	—
Issuances of UGI Common Stock	14	15
Repurchases of UGI Common Stock	(38)	—
Net cash used by financing activities	(290)	(321)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(34)	(2)
Cash, cash equivalents and restricted cash (decrease) increase	$(193)	$219
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash at end of period	$684	$576
Cash, cash equivalents and restricted cash at beginning of period	877	357
Cash, cash equivalents and restricted cash (decrease) increase	$(193)	$219
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Preferred stock, without par value
Balance, beginning of period	$161	$—	$213	$—
Issuance of preferred stock	—	213	—	213
Beneficial conversion feature	1	—	1	—
Other	—	—	(52)	—
Balance, end of period	$162	$213	$162	$213
Common stock, without par value
Balance, beginning of period	$1,465	$1,428	$1,394	$1,416
Common Stock issued in connection with employee and director plans, net of tax withheld	5	3	13	6
Equity-based compensation expense	4	4	14	13
Issuance of Equity Units - 2024 Purchase Contracts	—	(45)	—	(45)
Other	—	(2)	53	(2)
Balance, end of period	$1,474	$1,388	$1,474	$1,388
Retained earnings
Balance, beginning of period	$4,757	$3,557	$4,081	$2,908
Losses on common stock transactions in connection with employee and director plans	—	(6)	(15)	(11)
Net (loss) income attributable to UGI Corporation	(7)	150	829	942
Cash dividends on UGI Common Stock ($0.36, $0.35, $1.05, and $1.01, respectively)	(75)	(72)	(220)	(210)
Beneficial conversion feature	$(1)	$—	$(1)	$—
Balance, end of period	$4,674	$3,629	$4,674	$3,629
Accumulated other comprehensive income (loss)
Balance, beginning of period	$(178)	$(126)	$(140)	$(147)
Net gains on derivative instruments	8	—	42	4
Reclassification of net losses on derivative instruments	3	5	13	14
Benefit plans	—	—	3	1
Foreign currency adjustments	(106)	16	(191)	23
Balance, end of period	$(273)	$(105)	$(273)	$(105)
Treasury stock
Balance, beginning of period	$(5)	$(40)	$(26)	$(49)
Common Stock issued in connection with employee and director plans, net of tax withheld	3	12	33	22
Repurchases of UGI Common Stock	(38)	—	(38)	—
Reacquired UGI Common Stock - employee and director plans	(1)	—	(10)	(1)
Balance, end of period	$(41)	$(28)	$(41)	$(28)
Total UGI stockholders’ equity	$5,996	$5,097	$5,996	$5,097
Noncontrolling interests
Balance, beginning of period	$10	$9	$9	$9
Net income attributable to noncontrolling interests	—	—	2	—
Other	(1)	—	(2)	—
Balance, end of period	$9	$9	$9	$9
Total equity	$6,005	$5,106	$6,005	$5,106
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Note 1 — Nature of Operations

UGI is a holding company that, through subsidiaries and affiliates, distributes, stores, transports and markets energy products and related services. In the U.S., we own and operate (1) a retail propane marketing and distribution business; (2) natural gas and electric distribution utilities; and (3) energy marketing, midstream infrastructure, storage, natural gas gathering and processing, natural gas production, electricity generation and energy services businesses. In Europe, we market and distribute propane and other LPG, and market other energy products and services.

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

On September 1, 2021, UGI acquired Mountaineer, the largest natural gas distribution company in West Virginia, for a purchase price of $540, which includes the assumption of approximately $140 principal amounts of long-term debt. Mountaineer serves more than 200,000 customers across 50 of the state’s 55 counties. Mountaineer is subject to regulation by the WVPSC. For additional information on the Mountaineer Acquisition, see Note 5.

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

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$670	$545
Restricted cash	14	31
Cash, cash equivalents and restricted cash	$684	$576

Earnings Per Common Share. Basic earnings per share attributable to UGI stockholders reflect the weighted-average number of common shares outstanding. Diluted earnings per share attributable to UGI stockholders include the effects of dilutive stock options, common stock awards and Equity Units. Shares used in computing basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Denominator (thousands of shares):
Weighted-average common shares outstanding — basic	210,190	209,099	209,992	208,934
Incremental shares issuable for stock options, common stock awards and Equity Units (a)	—	1,752	5,973	1,260
Weighted-average common shares outstanding — diluted	210,190	210,851	215,965	210,194
(a)For the three months ended June 30, 2022, 5,668 of such shares have been excluded as these incremental shares would be antidilutive due to the net loss for the period. At June 30, 2022 and 2021, there were 5,718 and 2,502 shares, respectively, associated with outstanding stock option awards that were not included in the computation of diluted earnings per share above because their effect was antidilutive.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Revenue Disaggregation

The following tables present our disaggregated revenues by reportable segment:

Three Months Ended June 30, 2022	Total	Eliminations (a)	AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$140	$—	$—	$—	$—	$140	$—
Commercial & Industrial	57	—	—	—	—	57	—
Large delivery service	38	—	—	—	—	38	—
Off-system sales and capacity releases	9	(24)	—	—	—	33	—
Other	5	—	—	—	—	5	—
Total Utility	249	(24)	—	—	—	273	—
Non-Utility:
LPG:
Retail	880	—	478	402	—	—	—
Wholesale	107	—	48	59	—	—	—
Energy Marketing	631	(70)	—	246	455	—	—
Midstream:
Pipeline	53	—	—	—	53	—	—
Peaking	9	(5)	—	—	14	—	—
Other	2	—	—	—	2	—	—
Electricity Generation	1	—	—	—	1	—	—
Other	72	—	51	21	—	—	—
Total Non-Utility	1,755	(75)	577	728	525	—	—
Total revenues from contracts with customers	2,004	(99)	577	728	525	273	—
Other revenues (b)	29	—	20	10	—	1	(2)
Total revenues	$2,033	$(99)	$597	$738	$525	$274	$(2)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Three Months Ended June 30, 2021	Total	Eliminations (a)	AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$90	$—	$—	$—	$—	$90	$—
Commercial & Industrial	34	—	—	—	—	34	—
Large delivery service	33	—	—	—	—	33	—
Off-system sales and capacity releases	6	(10)	—	—	—	16	—
Other	5	—	—	—	—	5	—
Total Utility	168	(10)	—	—	—	178	—
Non-Utility:
LPG:
Retail	800	—	424	376	—	—	—
Wholesale	77	—	35	42	—	—	—
Energy Marketing	311	(24)	—	129	206	—	—
Midstream:
Pipeline	45	—	—	—	45	—	—
Peaking	1	(5)	—	—	6	—	—
Other	2	—	—	—	2	—	—
Electricity Generation	1	—	—	—	1	—	—
Other	69	—	51	18	—	—	—
Total Non-Utility	1,306	(29)	510	565	260	—	—
Total revenues from contracts with customers	1,474	(39)	510	565	260	178	—
Other revenues (b)	22	(1)	16	7	1	3	(4)
Total revenues	$1,496	$(40)	$526	$572	$261	$181	$(4)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Nine Months Ended June 30, 2022	Total	Eliminations (a)	AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$774	$—	$—	$—	$—	$774	$—
Commercial & Industrial	318	—	—	—	—	318	—
Large delivery service	135	—	—	—	—	135	—
Off-system sales and capacity releases	65	(86)	—	—	—	151	—
Other	17	(1)	—	—	—	18	—
Total Utility	1,309	(87)	—	—	—	1,396	—
Non-Utility:
LPG:
Retail	3,684	—	2,032	1,652	—	—	—
Wholesale	401	—	172	229	—	—	—
Energy Marketing	2,254	(206)	—	1,045	1,415	—	—
Midstream:
Pipeline	149	—	—	—	149	—	—
Peaking	38	(101)	—	—	139	—	—
Other	6	—	—	—	6	—	—
Electricity Generation	20	—	—	—	20	—	—
Other	221	—	163	58	—	—	—
Total Non-Utility	6,773	(307)	2,367	2,984	1,729	—	—
Total revenues from contracts with customers	8,082	(394)	2,367	2,984	1,729	1,396	—
Other revenues (b)	90	(2)	56	27	2	4	3
Total revenues	$8,172	$(396)	$2,423	$3,011	$1,731	$1,400	$3

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Nine Months Ended June 30, 2021	Total	Eliminations (a)	AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$498	$—	$—	$—	$—	$498	$—
Commercial & Industrial	190	—	—	—	—	190	—
Large delivery service	117	—	—	—	—	117	—
Off-system sales and capacity releases	43	(49)	—	—	—	92	—
Other	16	(1)	—	—	—	17	—
Total Utility	864	(50)	—	—	—	914	—
Non-Utility:
LPG:
Retail	3,250	—	1,829	1,421	—	—	—
Wholesale	235	—	92	143	—	—	—
Energy Marketing	1,205	(89)	—	470	824	—	—
Midstream:
Pipeline	138	—	—	—	138	—	—
Peaking	12	(94)	—	—	106	—	—
Other	6	—	—	—	6	—	—
Electricity Generation	8	—	—	—	8	—	—
Other	211	—	161	50	—	—	—
Total Non-Utility	5,065	(183)	2,082	2,084	1,082	—	—
Total revenues from contracts with customers	5,929	(233)	2,082	2,084	1,082	914	—
Other revenues (b)	80	(3)	50	22	4	9	(2)
Total revenues	$6,009	$(236)	$2,132	$2,106	$1,086	$923	$(2)

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
Contract liabilities arise when payment from a customer is received before the performance obligations have been satisfied and represent the Company’s obligations to transfer goods or services to a customer for which we have received consideration. The balances of contract liabilities were $128, $149 and $109 at June 30, 2022, September 30, 2021 and June 30, 2021, respectively, and are included in “Other current liabilities” and “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets. Revenues recognized for the nine months ended June 30, 2022 and 2021, from the amounts included in contract liabilities at September 30, 2021 and 2020, were $117 and $137, respectively.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Remaining Performance Obligations
The Company excludes disclosures related to the aggregate amount of the transaction price allocated to certain performance obligations that are unsatisfied as of the end of the reporting period because these contracts have an initial expected term of one year or less, or we have a right to bill the customer in an amount that corresponds directly with the value of services provided to the customer to date. Certain contracts with customers at Midstream & Marketing and Utilities contain minimum future performance obligations through 2047 and 2053, respectively. At June 30, 2022, Midstream & Marketing and Utilities expect to record approximately $2.3 billion and $0.2 billion of revenues, respectively, related to the minimum future performance obligations over the remaining terms of the related contracts.

Note 5 — Acquisitions

Stonehenge Acquisition

On January 27, 2022, UGI through its wholly owned indirect subsidiary, Energy Services, completed the Stonehenge Acquisition in which Energy Services acquired all of the equity interests in Stonehenge for total cash consideration of approximately $190. The Stonehenge business includes a natural gas gathering system, located in western Pennsylvania, with more than 47 miles of pipeline and associated compression assets. The Stonehenge Acquisition is consistent with our growth strategies, including expanding our midstream natural gas gathering assets within the Appalachian basin production region. The Stonehenge Acquisition was funded using available cash. The Company has accounted for the Stonehenge Acquisition using the acquisition method and the purchase price has been primarily allocated to property, plant and equipment. We refer to Stonehenge and its assets as “UGI Moraine East”.

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

The Company has accounted for the Mountaineer Acquisition using the acquisition method. During the nine months ended June 30, 2022, the Company recorded an adjustment to decrease goodwill by $5 primarily reflecting an adjustment to a valuation allowance on certain deferred income taxes. The Condensed Balance Sheet at June 30, 2022, reflects the final allocation of the purchase price to the assets acquired and liabilities assumed for the Mountaineer Acquisition.

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

The impact of the Mountaineer Acquisition on a pro forma basis as if the Mountaineer Acquisition had occurred on October 1, 2020 was not material to the Company’s revenues or net income for the three and nine months ended June 30, 2021.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 6 — Inventories

Inventories comprise the following:

	June 30, 2022	September 30, 2021	June 30, 2021
Non-utility LPG and natural gas	$261	$278	$187
Gas Utility natural gas	84	68	16
Energy certificates	70	53	42
Materials, supplies and other	81	70	51
Total inventories	$496	$469	$296

Note 7 — Utility Regulatory Assets and Liabilities and Regulatory Matters

For a description of the Company’s regulatory assets and liabilities, other than those described below, see Note 9 in the Company’s 2021 Annual Report. Other than removal costs, Utilities currently does not recover a rate of return on its regulatory assets listed below. The following regulatory assets and liabilities associated with Utilities are included on the Condensed Consolidated Balance Sheets:

	June 30, 2022	September 30, 2021	June 30, 2021
Regulatory assets (a):
Income taxes recoverable	$151	$143	$131
Underfunded pension and postretirement plans	103	108	166
Environmental costs	34	58	58
Deferred fuel and power costs	14	11	—
Removal costs, net	22	24	24
Other	47	53	17
Total regulatory assets	$371	$397	$396
Regulatory liabilities (a):
Postretirement benefit overcollections	$12	$13	$12
Deferred fuel and power refunds	1	36	21
State tax benefits — distribution system repairs	34	32	30
Excess federal deferred income taxes	281	287	269
Other	8	20	2
Total regulatory liabilities	$336	$388	$334
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

PA Gas Utility uses derivative instruments to reduce volatility in the cost of gas it purchases for retail core-market customers. Realized and unrealized gains or losses on natural gas derivative instruments are included in deferred fuel and power costs or refunds. Net unrealized gains on such contracts at June 30, 2022, September 30, 2021 and June 30, 2021 were $7, $35 and $9, respectively.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Other Regulatory Matters

Base Rate Filings. On January 28, 2022, PA Gas Utility filed a request with the PAPUC to increase its base operating revenues for residential, commercial and industrial customers by $83 annually. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service and continue to fund programs designed to promote and reward customers’ efforts to increase efficient use of natural gas. On June 24, 2022, a Joint Petition for Approval of Settlement of all issues supported by all active parties was filed with the PAPUC providing for a $49 annual base distribution rate increase for PA Gas Utility, through a phased approach, with $38 beginning October 29, 2022 and an additional $11 beginning October 1, 2023. In accordance with the terms of the Joint Petition, PA Gas Utility will not be permitted to file a rate case prior to January 1, 2024. Also, in accordance with the terms of the Joint Petition, PA Gas Utility is authorized to implement a weather normalization adjustment rider as a 5-year pilot program beginning on the effective date of the new rates. Under this rider, customer billings for distribution services will be adjusted to reflect normal weather conditions if weather deviates more than 3% from normal. Additionally, under the terms of the Joint Petition, PA Gas Utility will be authorized to implement a DSIC once its total property, plant and equipment less accumulated depreciation reaches $3,368. The Joint Petition was approved by a PAPUC administrative law judge on July 28, 2022, and is further subject to receipt of an order from the PAPUC approving the settlement. The Company cannot predict the timing or the ultimate outcome of the rate case review process.

On February 8, 2021, Electric Utility filed a rate request with the PAPUC to increase its annual base distribution revenues by $9. On October 28, 2021, the PAPUC issued a final order approving a settlement that permitted Electric Utility, effective November 9, 2021, to increase its base distribution revenues by $6.

On January 28, 2020, PA Gas Utility filed a request with the PAPUC to increase its annual base distribution operating revenues by $75 annually. On October 8, 2020, the PAPUC issued a final Order approving a settlement that permitted PA Gas Utility to increase its annual base distribution rates by $20, through a phased approach, with $10 beginning January 1, 2021 and an additional $10 beginning July 1, 2021. Additionally, PA Gas Utility was authorized to implement a DSIC once PA Gas Utility total property, plant and equipment less accumulated depreciation reached $2,875. This threshold was achieved in December 2020, and PA Gas Utility implemented a DSIC effective April 1, 2021. The PAPUC’s final Order also included enhanced COVID-19 customer assistance measures, including the establishment of an Emergency Relief Program for a defined set of payment troubled customers (“ERP”). Additionally, the PAPUC’s final order permitted PA Gas Utility to establish a regulatory asset for certain incremental expenses attributable to the ongoing COVID-19 pandemic, most notably expenses related to the ERP and uncollectible accounts expense, through the effective date of rates in the next PA Gas Utility base rate case, to be recovered and amortized over a 10-year period. In accordance with the terms of the final Order, PA Gas Utility was not permitted to file a rate case prior to January 1, 2022.

Note 8 — Debt

UGI Utilities. On July 12, 2022, UGI Utilities amended the existing Utilities Term Loan. The amendment extended the maturity date of the loan from October 2022 to July 2027, among other things. The current amount outstanding under the Utilities Term Loan remains unchanged and is payable in quarterly installments of $2, with the balance of the principal being due and payable at maturity. We have entered into a forward-starting interest rate swap that will generally fix the underlying market-based interest rate on this variable-rate loan through June 2026.

On June 30, 2022, UGI Utilities entered into a note purchase agreement which provides for the private placement of (1) $90 aggregate principal amount of 4.75% Senior Notes due July 15, 2032 and (2) $85 aggregate principal amount of 4.99% Senior Notes due September 15, 2052. On July 15, 2022, UGI Utilities issued $90 aggregate principal amount of 4.75% Senior Notes pursuant to the note purchase agreement. The net proceeds from the issuance of the 4.75% Senior Notes were used to reduce short-term borrowings and for general corporate purposes. The 4.99% Senior Notes are expected to be issued on or before September 15, 2022. These Senior Notes are unsecured and will rank equally with UGI Utilities’ existing outstanding senior debt. UGI Utilities expects to use the net proceeds from the issuance of the 4.99% Senior Notes to reduce short-term borrowings and for general corporate purposes.

Mountaineer. On June 30, 2022, Mountaineer entered into a note purchase agreement which provides for the private placement of $40 aggregate principal amount of 4.49% Senior Notes due August 16, 2052. The 4.49% Senior Notes are expected to be

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
issued on or before August 16, 2022. These Senior Notes are unsecured and will rank equally with Mountaineer’s existing outstanding senior debt. Mountaineer expects to use the net proceeds from the issuance of the 4.49% Senior Notes to reduce short-term borrowings and for general corporate purposes.

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
UGI Utilities is subject to a COA with the PADEP to address the remediation of specified former MGP sites in Pennsylvania, which is scheduled to terminate at the end of 2031. In accordance with the COA, UGI Utilities is required to either obtain a certain number of points per calendar year based on defined eligible environmental investigatory and/or remedial activities at the MGPs, or make expenditures for such activities in an amount equal to an annual environmental minimum expenditure threshold. The annual minimum expenditure threshold of the COA is $5. The COA permits the transfer of the specified wells, with related costs counted towards the annual minimum expenditure. At June 30, 2022, September 30, 2021 and June 30, 2021, our aggregate estimated accrued liabilities for environmental investigation and remediation costs related to the current COA and the predecessor agreements totaled $51, $50 and $49, respectively.

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

From time to time, UGI Utilities is notified of sites outside Pennsylvania on which private parties allege MGPs were formerly owned or operated by UGI Utilities or owned or operated by a former subsidiary. Such parties generally investigate the extent of environmental contamination or perform environmental remediation. Management believes that under applicable law, UGI Utilities should not be liable in those instances in which a former subsidiary owned or operated an MGP. There could be, however, significant future costs of an uncertain amount associated with environmental damage caused by MGPs outside Pennsylvania that UGI Utilities directly operated, or that were owned or operated by a former subsidiary of UGI Utilities if a court were to conclude that (1) the subsidiary’s separate corporate form should be disregarded, or (2) UGI Utilities should be considered to have been an operator because of its conduct with respect to its subsidiary’s MGP. Neither the undiscounted nor the accrued liability for environmental investigation and cleanup costs for UGI Utilities’ MGP sites outside Pennsylvania were material for all periods presented.

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

The NYDEC commenced implementation of the remediation plan in the spring of 2018. Based on our evaluation of the available information as of June 30, 2022, the Partnership has an undiscounted environmental remediation liability of $8 related to the site. Our share of the actual remediation costs could be significantly more or less than the accrued amount.

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

Note 10 — Defined Benefit Pension and Other Postretirement Plans

The Company maintains defined benefit plans and other postretirement plans for certain current and former employees. The service cost component of our pension and other postretirement plans, net of amounts capitalized, is reflected in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income. The non-service cost component, net of amounts capitalized by Utilities as a regulatory asset, is reflected in “Other non-operating income, net” on the Condensed Consolidated Statements of Income. Other postretirement benefit cost was not material for all periods presented. Net periodic pension cost includes the following components:

Three Months Ended June 30,	2022	2021
Service cost	$4	$3
Interest cost	6	5
Expected return on assets	(12)	(10)
Amortization of:
Actuarial loss	2	4
Net cost	$—	$2

Nine Months Ended June 30,	2022	2021
Service cost	$12	$9
Interest cost	19	16
Expected return on assets	(37)	(30)
Amortization of:
Actuarial loss	6	11
Net cost	$—	$6

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 11 — Fair Value Measurements

Recurring Fair Value Measurements

The following table presents, on a gross basis, our financial assets and liabilities, including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
June 30, 2022:
Derivative instruments:
Assets:
Commodity contracts	$816	$1,149	$—	$1,965
Foreign currency contracts	$—	$59	$—	$59
Interest rate contracts	$—	$44	$—	$44
Liabilities:
Commodity contracts	$(324)	$(37)	$—	$(361)
Foreign currency contracts	$—	$(2)	$—	$(2)
Non-qualified supplemental postretirement grantor trust investments (a)	$46	$—	$—	$46
September 30, 2021:
Derivative instruments:
Assets:
Commodity contracts	$641	$1,008	$—	$1,649
Foreign currency contracts	$—	$38	$—	$38
Liabilities:
Commodity contracts	$(264)	$(16)	$—	$(280)
Foreign currency contracts	$—	$(8)	$—	$(8)
Interest rate contracts	$—	$(29)	$—	$(29)
Non-qualified supplemental postretirement grantor trust investments (a)	$53	$—	$—	$53
June 30, 2021:
Derivative instruments:
Assets:
Commodity contracts	$241	$396	$—	$637
Foreign currency contracts	$—	$24	$—	$24
Liabilities:
Commodity contracts	$(136)	$(9)	$—	$(145)
Foreign currency contracts	$—	$(13)	$—	$(13)
Interest rate contracts	$—	$(35)	$—	$(35)
Non-qualified supplemental postretirement grantor trust investments (a)	$42	$—	$—	$42
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

	June 30, 2022	September 30, 2021	June 30, 2021
Carrying amount	$6,483	$6,491	$5,890
Estimated fair value	$6,145	$6,996	$6,314

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

Non-utility Operations

LPG

In order to manage market price risk associated with the Partnership’s fixed-price programs and to reduce the effects of short-term commodity price volatility, the Partnership uses over-the-counter derivative commodity instruments, principally price

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
swap contracts. In addition, the Partnership and our UGI International operations also use over-the-counter price swap and option contracts to reduce commodity price volatility associated with a portion of their forecasted LPG purchases.

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

The remainder of our long-term debt is typically issued at fixed rates of interest. As this long-term debt matures, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time, we enter into IRPAs. We account for IRPAs as cash flow hedges. There were no unsettled IRPAs during any of the periods presented. At June 30, 2022, the amount of pre-tax net losses associated with interest rate hedges (excluding pay-fixed, receive-variable interest rate swaps) expected to be reclassified into earnings during the next twelve months is $3.

Foreign Currency Exchange Rate Risk

Forward Foreign Currency Exchange Contracts

In order to reduce the volatility in net income associated with our foreign operations, principally as a result of changes in the USD exchange rate to the euro and British pound sterling, we enter into forward foreign currency exchange contracts. We layer in these foreign currency exchange contracts over a multi-year period to eventually equal approximately 90% of anticipated UGI International foreign currency earnings before income taxes. Because these contracts are not designated as hedging instruments, realized and unrealized gains and losses on these contracts are recorded in “Other non-operating income, net,” on the Condensed Consolidated Statements of Income.

Net Investment Hedges

From time to time, we also enter into certain forward foreign currency exchange contracts to reduce the volatility of the USD value of a portion of our UGI International euro-denominated net investments, including anticipated foreign currency denominated dividends. We account for these foreign currency exchange contracts as net investment hedges and all changes in the fair value of these contracts are reported in the cumulative translation adjustment component in AOCI. We use the spot rate method to measure ineffectiveness of our net investment hedges.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Concurrent with the repayment of UGI International’s 3.25% Senior Notes on December 7, 2021, we settled an associated net investment hedge having a notional value of €93. Additionally, in May 2022, we restructured certain net investment hedges associated with anticipated foreign currency denominated dividends. Cash flows from these settlements are included in cash flows from investing activities on the Condensed Consolidated Statements of Cash Flows.

Our euro-denominated long-term debt has also been designated as net investment hedges, representing a portion of our UGI International euro-denominated net investment. We recognized pre-tax gains (losses) associated with these net investment hedges in the cumulative translation adjustment component in AOCI of $41 and $(8) during the three months ended June 30, 2022 and 2021, respectively, $75 and $(9) during the nine months ended June 30, 2022 and 2021, respectively.

Quantitative Disclosures Related to Derivative Instruments

The following table summarizes by derivative type the gross notional amounts related to open derivative contracts at June 30, 2022, September 30, 2021 and June 30, 2021, and the final settlement dates of the Company's open derivative contracts as of June 30, 2022, excluding those derivatives that qualified for the NPNS exception:

			Notional Amounts (in millions)
Type	Units	Settlements Extending Through	June 30, 2022	September 30, 2021	June 30, 2021
Commodity Price Risk:
Regulated Utility Operations
PA Gas Utility NYMEX natural gas futures and option contracts	Dekatherms	October 2023	13	20	12
Non-utility Operations
LPG swaps	Gallons	September 2024	669	708	688
Natural gas futures, forward, basis swap, options and pipeline contracts	Dekatherms	June 2026	353	355	344
Electricity forward and futures contracts	Kilowatt hours	November 2026	2,621	4,302	4,730
Interest Rate Risk:
Interest rate swaps	Euro	October 2022	€300	€300	€300
Interest rate swaps	USD	September 2024	$1,411	$1,421	$1,424
Foreign Currency Exchange Rate Risk:
Forward foreign currency exchange contracts	USD	August 2025	$435	$509	$504
Net investment hedge forward foreign exchange contracts	Euro	December 2026	€411	€173	€173

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
We have concentrations of credit risk associated with derivative instruments and we evaluate the creditworthiness of our derivative counterparties on an ongoing basis. As of June 30, 2022, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
contracts was $2,068. In general, many of our over-the-counter derivative instruments and all exchange contracts call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At June 30, 2022, we had received cash collateral from derivative instrument counterparties totaling $659. In addition, we may have offsetting derivative liabilities and certain accounts payable balances with certain of these counterparties, which further mitigates the previously mentioned maximum amount of losses. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At June 30, 2022, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Fair Value of Derivative Instruments

The following table presents the Company’s derivative assets and liabilities by type, as well as the effects of offsetting:

	June 30, 2022	September 30, 2021	June 30, 2021
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	$28	$20	$15
Interest rate contracts	44	—	—
	72	20	15
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	30	58	14
Derivatives not designated as hedging instruments:
Commodity contracts	1,935	1,591	623
Foreign currency contracts	31	18	9
	1,966	1,609	632
Total derivative assets — gross	2,068	1,687	661
Gross amounts offset in the balance sheet	(226)	(216)	(77)
Cash collateral received	(659)	(468)	(105)
Total derivative assets — net	$1,183	$1,003	$479
Derivative liabilities:
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$(29)	$(35)
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	(23)	(23)	(6)
Derivatives not designated as hedging instruments:
Commodity contracts	(338)	(257)	(139)
Foreign currency contracts	(2)	(8)	(13)
	(340)	(265)	(152)
Total derivative liabilities — gross	(363)	(317)	(193)
Gross amounts offset in the balance sheet	226	216	77
Cash collateral pledged	13	3	—
Total derivative liabilities — net	$(124)	$(98)	$(116)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Effects of Derivative Instruments

The following tables provide information on the effects of derivative instruments on the Condensed Consolidated Statements of Income and changes in AOCI:

Three Months Ended June 30,:
	Gain (Loss) Recognized in AOCI		Loss Reclassified from AOCI into Income		Location of Loss Reclassified from AOCI into Income
Cash Flow Hedges:	2022	2021	2022	2021
Interest rate contracts	$11	$(1)	$(4)	$(6)	Interest expense

Net Investment Hedges:
Foreign currency contracts	$23	$(1)

	Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2022	2021	Location of Gain (Loss) Recognized in Income
Commodity contracts	$(6)	$(5)	Revenues
Commodity contracts	466	347	Cost of sales
Commodity contracts	6	—	Other operating income, net
Foreign currency contracts	17	(1)	Other non-operating income, net
Total	$483	$341

Nine Months Ended June 30,:
	Gain (Loss) Recognized in AOCI		Loss Reclassified from AOCI into Income		Location of Loss Reclassified from AOCI into Income
Cash Flow Hedges:	2022	2021	2022	2021
Interest rate contracts	$59	$5	$(17)	$(19)	Interest expense

Net Investment Hedges:
Foreign currency contracts	$34	$(2)

	Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2022	2021	Location of Gain (Loss) Recognized in Income
Commodity contracts	$(5)	$(4)	Revenues
Commodity contracts	792	585	Cost of sales
Commodity contracts	6	5	Other operating income, net
Foreign currency contracts	32	(4)	Other non-operating income, net
Total	$825	$582

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 13 — Accumulated Other Comprehensive Income (Loss)

The tables below present changes in AOCI, net of tax:

Three Months Ended June 30, 2022	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — March 31, 2022	$(14)	$11	$(175)	$(178)
Other comprehensive income (loss) before reclassification adjustments	—	8	(106)	(98)
Amounts reclassified from AOCI	—	3	—	3
Other comprehensive income (loss) attributable to UGI	—	11	(106)	(95)
AOCI — June 30, 2022	$(14)	$22	$(281)	$(273)

Three Months Ended June 30, 2021	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — March 31, 2021	$(25)	$(41)	$(60)	$(126)
Other comprehensive income before reclassification adjustments	—	—	16	16
Amounts reclassified from AOCI	—	5	—	5
Other comprehensive income attributable to UGI	—	5	16	21
AOCI — June 30, 2021	$(25)	$(36)	$(44)	$(105)

Nine Months Ended June 30, 2022	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2021	$(17)	$(33)	$(90)	$(140)
Other comprehensive income (loss) before reclassification adjustments	—	42	(191)	(149)
Amounts reclassified from AOCI	3	13	—	16
Other comprehensive income (loss) attributable to UGI	3	55	(191)	(133)
AOCI — June 30, 2022	$(14)	$22	$(281)	$(273)

Nine Months Ended June 30, 2021	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2020	$(26)	$(54)	$(67)	$(147)
Other comprehensive income before reclassification adjustments	—	4	23	27
Amounts reclassified from AOCI	1	14	—	15
Other comprehensive income attributable to UGI	1	18	23	42
AOCI — June 30, 2021	$(25)	$(36)	$(44)	$(105)

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

Three Months Ended June 30, 2022	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corporate & Other (a)
Revenues from external customers	$2,033	$—		$597	$738	$450	$250	$(2)
Intersegment revenues	$—	$(99)	(b)	$—	$—	$75	$24	$—
Cost of sales	$1,361	$(99)	(b)	$370	$544	$436	$121	$(11)
Operating income (loss)	$99	$—		$(10)	$22	$38	$38	$11
(Loss) income from equity investees	(45)	—		—	—	6	—	(51)
Other non-operating income, net	20	—		—	4	—	2	14
Earnings (loss) before interest expense and income taxes	74	—		(10)	26	44	40	(26)
Interest expense	(82)	—		(41)	(7)	(11)	(15)	(8)
(Loss) income before income taxes	$(8)	$—		$(51)	$19	$33	$25	$(34)
Depreciation and amortization	$130	$—		$44	$29	$20	$37	$—
Capital expenditures (including the effects of accruals)	$201	$—		$28	$25	$9	$139	$—

Three Months Ended June 30, 2021	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corporate & Other (a)
Revenues from external customers	$1,496	$—		$526	$572	$232	$171	$(5)
Intersegment revenues	$—	$(40)	(b)	$—	$—	$29	$10	$1
Cost of sales	$516	$(39)	(b)	$267	$355	$196	$67	$(330)
Operating income	$391	$—		$11	$40	$14	$24	$302
(Loss) income from equity investees	(86)	—		—	—	7	—	(93)
Other non-operating income (expense), net	1	—		—	1	—	1	(1)
Earnings before interest expense and income taxes	306	—		11	41	21	25	208
Interest expense	(77)	—		(40)	(8)	(10)	(14)	(5)
Income (loss) before income taxes	$229	$—		$(29)	$33	$11	$11	$203
Depreciation and amortization	$125	$—		$43	$33	$19	$29	$1
Capital expenditures (including the effects of accruals)	$162	$—		$26	$21	$3	$112	$—

Nine Months Ended June 30, 2022	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corporate & Other (a)
Revenues from external customers	$8,172	$—		$2,423	$3,011	$1,424	$1,313	$1
Intersegment revenues	$—	$(396)	(b)	$—	$—	$307	$87	$2
Cost of sales	$4,951	$(394)	(b)	$1,333	$2,267	$1,389	$701	$(345)
Operating income	$1,363	$—		$303	$211	$197	$325	$327
(Loss) income from equity investees	(32)	—		—	—	19	—	(51)
Loss on extinguishments of debt	(11)	—		—	—	—	—	(11)
Other non-operating income, net	41	—		—	17	—	7	17
Earnings before interest expense and income taxes	1,361	—		303	228	216	332	282
Interest expense	(245)	—		(120)	(22)	(31)	(47)	(25)
Income before income taxes	$1,116	$—		$183	$206	$185	$285	$257
Depreciation and amortization	$387	$—		$132	$89	$57	$108	$1
Capital expenditures (including the effects of accruals)	$546	$—		$99	$71	$25	$351	$—
As of June 30, 2022
Total assets	$17,111	$(182)		$4,365	$4,410	$3,198	$5,146	$174

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Nine Months Ended June 30, 2021	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corporate & Other (a)
Revenues from external customers	$6,009	$—		$2,132	$2,106	$903	$873	$(5)
Intersegment revenues	$—	$(236)	(b)	$—	$—	$183	$50	$3
Cost of sales	$2,623	$(233)	(b)	$970	$1,229	$776	$401	$(520)
Operating income	$1,564	$—		$391	$322	$156	$243	$452
(Loss) income from equity investees	(69)	—		—	—	24	—	(93)
Other non-operating income (expense), net	—	—		—	4	—	2	(6)
Earnings before interest expense and income taxes	1,495	—		391	326	180	245	353
Interest expense	(233)	—		(120)	(21)	(31)	(42)	(19)
Income before income taxes	$1,262	$—		$271	$305	$149	$203	$334
Depreciation and amortization	$375	$—		$130	$100	$56	$87	$2
Capital expenditures (including the effects of accruals)	$438	$—		$83	$68	$32	$255	$—
As of June 30, 2021
Total assets	$15,006	$(267)		$4,381	$3,749	$2,904	$3,997	$242

(a)Corporate & Other includes specific items attributable to our reportable segments that are not included in the segment profit measures used by our CODM in assessing our reportable segments’ performance or allocating resources. The following table presents such pre-tax gains (losses) which have been included in Corporate & Other, and the reportable segments to which they relate:

Three Months Ended June 30, 2022	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$2	$(4)
Net (losses) gains on commodity derivative instruments not associated with current-period transactions	Cost of sales	$(46)	$110	$(51)
Net gains on commodity derivative instruments not associated with current-period transactions	Other operating income, net	$—	$6	$—
Restructuring costs	Operating and administrative expenses	$(1)	$(2)	$(1)
Unrealized gains on foreign currency derivative instruments	Other non-operating income, net	$—	$14	$—
Impairments associated with certain equity method investments	Loss from equity investees	$—	$—	$(50)

Three Months Ended June 30, 2021	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
Net losses on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$—	$(4)
Net gains on commodity derivative instruments not associated with current-period transactions	Cost of sales	$59	$226	$44
Unrealized losses on foreign currency derivative instruments	Other non-operating income, net	$—	$(1)	$—
Business transformation expenses	Operating and administrative expenses	$(11)	$(6)	$—
Impairments associated with certain equity method investments	Loss from equity investees	$—	$—	$(93)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Nine Months Ended June 30, 2022	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$7	$(6)
Net (losses) gains on commodity derivative instruments not associated with current-period transactions	Cost of sales	$(83)	$458	$(29)
Net gains on commodity derivative instruments not associated with current-period transactions	Other operating income, net	$—	$6	$—
Restructuring costs	Operating and administrative expenses	$(15)	$(4)	$(1)
Loss on extinguishment of debt	Loss on extinguishment of debt	$—	$(11)	$—
Unrealized gains on foreign currency derivative instruments	Other non-operating income, net	$—	$19	$—
Impairments associated with certain equity method investments	Loss from equity investees	$—	$—	$(50)

Nine Months Ended June 30, 2021	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
Net losses on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$—	$(4)
Net gains on commodity derivative instruments not associated with current-period transactions	Cost of sales	$123	$380	$16
Unrealized losses on foreign currency derivative instruments	Other non-operating income, net	$—	$(6)	$—
Business transformation expenses	Operating and administrative expenses	$(37)	$(12)	$—
Impairments associated with certain equity method investments	Loss from equity investees	$—	$—	$(93)

(b)Represents the elimination of intersegment transactions principally among Midstream & Marketing, Utilities and AmeriGas Propane.

Note 15 — Business Transformation Initiatives

AmeriGas and UGI International. Beginning in Fiscal 2019, we began executing on multi-year business transformation initiatives at our AmeriGas Propane and UGI International business segments. These initiatives are designed to improve long-term operational performance by, among other things, reducing costs and improving efficiency in the areas of sales and marketing, supply and logistics, operations, purchasing, and administration. In addition, these business transformation initiatives focus on enhancing the customer experience through, among other things, enhanced customer relationship management and an improved digital customer experience. During the three and nine months ended June 30, 2021, we incurred $17 and $49 of costs, respectively, principally comprising consulting, advisory, marketing and employee-related costs. These costs are primarily reflected in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income. These previously announced business transformation initiatives are substantially complete.

Corporate Services. Beginning in Fiscal 2020, we initiated a transformation project focused on our support functions including: finance, procurement, human resources and information technology. This initiative will standardize processes and activities across our global platform, while leveraging the use of best practices and efficiencies between our businesses. In connection with this initiative, we recognized expenses of $2 and $4 during the three months ended June 30, 2022 and 2021, respectively, and $6 and $8 during the nine months ended June 30, 2022 and 2021, respectively. Amounts in connection with this initiative are reflected in “Operating and administrative expenses” on the Condensed Consolidated Statement of Income.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 16 — Impairments Associated with Certain Equity Method Investments

Pennant. Energy Services holds a 47% membership interest in Pennant, a natural gas gathering system located in northeast Ohio and western Pennsylvania. In connection with ongoing negotiations related to the acquisition of a controlling financial interest in Pennant, as of June 30, 2022, the Company recognized an other-than-temporary pre-tax impairment charge of $50 related to its current 47% membership interest, which was recorded in “Loss from equity investees” in the Condensed Consolidated Statements of Income. Subject to agency approvals and other customary closing conditions, the Company expects to acquire a controlling financial interest in Pennant in the fourth quarter of Fiscal 2022.

PennEast. UGI PennEast, LLC holds a 20% membership interest in PennEast, a partnership formed to construct an approximate 120-mile natural gas pipeline from Luzerne County, Pennsylvania to the Trenton-Woodbury interconnection in New Jersey. Due to remaining legal and regulatory contingencies that existed as of June 30, 2021, the Company concluded that its investment in PennEast was impaired at that time. The Company recognized an other-than-temporary pre-tax impairment charge of $93 in June 2021, which was recorded in “Loss from equity investees” in the Condensed Consolidated Statements of Income. On September 27, 2021, PennEast ceased further development of the proposed pipeline project. The carrying values of our investment in PennEast at June 30, 2022, September 30, 2021, and June 30, 2021 were not material.

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

These factors, and those factors set forth in Item 1A. Risk Factors in the Company’s 2021 Annual Report and the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events except as required by the federal securities laws.

ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Company’s results of operations for the 2022 three-month period with the 2021 three-month period and the 2022 nine-month period with the 2021 nine-month period. Our analysis of results of operations should be read in conjunction with the segment information included in Note 14 to Condensed Consolidated Financial Statements.

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
The following tables reflect the adjustments referred to above and reconcile net income attributable to UGI Corporation, the most directly comparable GAAP measure, to adjusted net income attributable to UGI Corporation, and reconcile diluted earnings per share, the most directly comparable GAAP measure, to adjusted diluted earnings per share:

Adjusted net income attributable to UGI Corporation	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
AmeriGas Propane	$(37)	$(20)	$135	$204
UGI International	15	31	161	222
Midstream & Marketing	23	8	132	107
Utilities	19	9	216	157
Corporate & Other (a)	(27)	122	185	252
Net (loss) income attributable to UGI Corporation	(7)	150	829	942
Net gains on commodity derivative instruments not associated with current-period transactions (net of tax of $5, $94, $98 and $147, respectively)	(12)	(231)	(255)	(368)
Unrealized (gains) losses on foreign currency derivative instruments (net of tax of $4, $(1), $5, and $(2), respectively)	(10)	—	(14)	4
Loss on extinguishment of debt (net of tax of $0, $0, $(3) and $0, respectively)	—	—	8	—
Acquisition and integration expenses associated with the Mountaineer Acquisition (net of tax of $0, $0, $0 and $(1), respectively)	—	1	1	3
Business transformation expenses (net of tax of $(1), $(6), $(2) and $(15), respectively)	1	15	4	42
Impact of change in Italian tax law	—	—	—	(23)
Restructuring costs (net of tax of $(1), $0, $(6) and $0, respectively)	4	—	17	—
Impairments associated with certain equity method investments (net of tax of $(14), $0, $(14), $0, respectively)	36	93	36	93
Total adjustments (a) (b)	19	(122)	(203)	(249)
Adjusted net income attributable to UGI Corporation	$12	$28	$626	$693

UGI CORPORATION AND SUBSIDIARIES

	Three Months Ended June 30,		Nine Months Ended June 30,
Adjusted diluted earnings per share	2022	2021	2022	2021
AmeriGas Propane	$(0.17)	$(0.10)	$0.63	$0.97
UGI International	0.07	0.15	0.75	1.06
Midstream & Marketing	0.11	0.04	0.61	0.51
Utilities	0.08	0.04	1.00	0.75
Corporate & Other (a)	(0.12)	0.58	0.85	1.19
(Loss) earnings per share - diluted (c)	(0.03)	0.71	3.84	4.48
Net gains on commodity derivative instruments not associated with current-period transactions	(0.06)	(1.09)	(1.18)	(1.75)
Unrealized (gains) losses on foreign currency derivative instruments	(0.05)	—	(0.06)	0.03
Loss on extinguishment of debt	—	—	0.03	—
Acquisition and integration expenses associated with the Mountaineer Acquisition	—	—	—	0.01
Business transformation expenses	0.01	0.07	0.02	0.20
Impact of change in Italian tax law	—	—	—	(0.11)
Restructuring costs	0.02	—	0.08	—
Impairments associated with certain equity method investments	0.17	0.44	0.17	0.44
Total adjustments (a)	0.09	(0.58)	(0.94)	(1.18)
Adjusted earnings per share - diluted (c)	$0.06	$0.13	$2.90	$3.30

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
(c)The loss per share for the three months ended June 30, 2022, was determined excluding the effect of 5.67 million dilutive shares as the impact of such shares would have been antidilutive to the net loss for the period. Adjusted earnings per share for the three months ended June 30, 2022, was determined based upon fully diluted shares of 215.89 million.

EXECUTIVE OVERVIEW

Recent Developments

Global Macroeconomic Conditions. During Fiscal 2021 and continuing into the current fiscal year, global commodity and labor markets have experienced significant inflationary pressures attributable to various economic and political factors, including: the economic recovery and evolving consumer patterns associated with the ongoing COVID-19 pandemic (see Note 17 to the Condensed Consolidated Financial Statements); supply chain issues associated with labor shortages; significant inflationary pressures on commodity prices; and political and regulatory conditions resulting from the ongoing military conflict between Russia and Ukraine, among others. These factors have led to significant volatility across various consumer price indices during Fiscal 2021 and have continued during the 2022 three- and nine-month periods. We have experienced substantial shifts in commodity prices, particularly in LPG, natural gas and electricity prices, which, in turn, have led to extensive mark-to-market impacts on commodity derivative instruments not associated with current-period activity. The ongoing strain on supply costs has resulted in increased inventory costs and certain distribution expenses across all of our businesses. It has also affected requirements around cash collateral and restricted cash associated with our outstanding derivatives. We cannot predict the duration or total magnitude of these factors and the total effects on our business, financial position, results of operations, liquidity or cash flows at this time. However, we continue to evaluate and react to these global economic and political conditions and remain focused on managing our financial condition and liquidity as these conditions continue to evolve.

UGI CORPORATION AND SUBSIDIARIES
Continuing Business Transformation Initiatives. By the end of Fiscal 2021, AmeriGas Propane and UGI International substantially completed their previously announced business transformation initiatives. Anticipated benefits to be fully recognized in Fiscal 2022 for both programs remain on target.

Beginning in Fiscal 2020, we initiated a transformation project focused on our corporate support functions including: finance, procurement, human resources and information technology. This initiative will standardize processes and activities across our global platform, while leveraging the use of best practices and efficiencies between our businesses. While this initiative is being coordinated across multiple support functions, each function is at a different stage of transformation and will undergo the required changes by the end of Fiscal 2023. In connection with these activities, we expect to incur approximately $40 million of non-recurring costs during that time resulting in more than $15 million of ongoing annualized savings by the end of Fiscal 2023.

2022 three-month period compared with 2021 three-month period

Discussion. Net loss attributable to UGI Corporation for the 2022 three-month period was $7 million (equal to a $0.03 loss per diluted share) compared to net income attributable to UGI Corporation of $150 million (equal to $0.71 per diluted share) during the 2021 three-month period. These results include net gains from changes in unrealized commodity derivative instruments and certain foreign currency derivative instruments of $22 million and $231 million, respectively, during the 2022 and 2021 three-month periods. The 2022 and 2021 three-month periods also include impairments associated with certain equity method investments of $36 million and $93 million, respectively, and business transformation expenses of $1 million and $15 million, respectively. The 2022 three-month period also includes restructuring costs of $4 million largely attributable to a reduction in workforce and related costs, while the 2021 three-month period includes $1 million of integration expenses associated with Mountaineer.

Adjusted net income attributable to UGI Corporation for the 2022 three-month period was $12 million (equal to $0.06 per diluted share) compared to $28 million (equal to $0.13 per diluted share) during the 2021 three-month period. The decrease in adjusted net income attributable to UGI Corporation during the 2022 three-month period reflects lower earnings contributions from our LPG businesses which were significantly impacted by the effects of commodity price volatility on current-period margins and related volumes. These factors were partially offset by higher earnings from our Utilities and Midstream & Marketing segments.
AmeriGas Propane’s adjusted net loss attributable to UGI Corporation increased $17 million in the 2022 three-month period. These results principally reflect lower retail propane margins and volumes sold, partially offset by lower operating and administrative expenses.

UGI International’s adjusted net income attributable to UGI Corporation decreased $16 million in the 2022 three-month period principally reflecting lower total margin attributable to commodity price volatility and volumes attributable to warmer weather, and increasing expenses resulting from inflationary pressures. This decrease was partially offset by strong margin management efforts at UGI International’s LPG business.

Midstream & Marketing’s adjusted net income attributable to UGI Corporation increased $15 million in the 2022 three-month period. This increase was primarily driven by higher natural gas marketing margin and incremental earnings attributable UGI Moraine East, which comprises the assets acquired in the Stonehenge Acquisition.
Utilities’ adjusted net income attributable to UGI Corporation increased $10 million in the 2022 three-month period compared to the prior-year period. The increase was largely related to an increase in DSIC rates at UGI Utilities and the impact of customer growth.

2022 nine-month period compared with 2021 nine-month period

Discussion. Net income attributable to UGI Corporation for the 2022 nine-month period was $829 million (equal to $3.84 per diluted share) compared to $942 million (equal to $4.48 per diluted share) during the 2021 nine-month period. These results include net gains from changes in unrealized commodity derivative instruments and certain foreign currency derivative instruments of $269 million and $364 million, respectively, during the 2022 and 2021 nine-month periods. Net income attributable to UGI Corporation during the 2022 and 2021 nine-month periods also includes impairments associated with certain equity method investments of $36 million and $93 million, respectively, business transformation expenses of $4 million and $42 million, respectively, and integration expenses associated with Mountaineer of $1 million and $3 million, respectively. The 2022 nine-month period also includes restructuring costs of $17 million largely attributable to a reduction in workforce and related costs and a loss on extinguishment of debt of $8 million associated with financing activities at UGI International, while

UGI CORPORATION AND SUBSIDIARIES
the 2021 nine-month period includes a $23 million tax benefit related to an election made in connection with a tax law change in Italy.

Adjusted net income attributable to UGI Corporation for the 2022 nine-month period was $626 million (equal to $2.90 per diluted share) compared to $693 million (equal to $3.30 per diluted share) during the 2021 nine-month period. The decrease in adjusted net income attributable to UGI Corporation during the 2022 nine-month period reflects lower earnings contributions from our LPG businesses which were significantly impacted by the effects of commodity price volatility on current-period margins and related volumes. Results for the prior-year period also included a tax benefit under the CARES Act. These factors were partially offset by higher earnings from our Utilities and Midstream & Marketing segments, which include contributions attributable to recent acquisitions.
AmeriGas Propane’s adjusted net income attributable to UGI Corporation decreased $69 million in the 2022 nine-month period. This decrease principally reflects lower retail propane margin primarily attributable to lower volumes sold and higher operating and administrative expenses primarily attributable to increasing expenses resulting from inflationary pressures.

UGI International’s adjusted net income attributable to UGI Corporation decreased $61 million in the 2022 nine-month period principally reflecting lower total margin attributable to commodity price volatility and volumes attributable to warmer weather, and increasing expenses resulting from inflationary pressures. This decrease was partially offset by strong margin management efforts at UGI International’s LPG business.

Midstream & Marketing’s adjusted net income attributable to UGI Corporation increased $25 million in the 2022 nine-month period primarily attributable to higher margins related to natural gas marketing activities, higher total earnings from renewable energy marketing activities, and incremental contributions from UGI Moraine East.
Utilities’ adjusted net income attributable to UGI Corporation increased $59 million in the 2022 nine-month period compared to the prior-year period. The increase was largely related to incremental earnings attributable to the Mountaineer Acquisition. The increase in both DSIC rates and base rates at UGI Utilities also contributed to the earnings improvement during the current-year period.

SEGMENT RESULTS OF OPERATIONS

2022 Three-Month Period Compared with the 2021 Three-Month Period

AmeriGas Propane

For the three months ended June 30,	2022	2021	Increase (Decrease)
(Dollars in millions)
Revenues	$597	$526	$71	13%
Total margin (a)	$227	$259	$(32)	(12)%
Operating and administrative expenses	$204	$212	$(8)	(4)%
Operating (loss) income/(loss) earnings before interest expense and income taxes	$(10)	$11	$(21)	(191)%
Retail gallons sold (millions)	173	184	(11)	(6)%
Heating degree days—% colder than normal (b)	16.5%	2.5%	—	—
(a)Total margin represents total revenues less total cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for 344 regions in the United States, excluding Alaska and Hawaii.

Average temperatures during the 2022 three-month period were 16.5% colder than normal and 22.8% colder than the prior-year period. Total retail gallons sold decreased 6% during the 2022 three-month period principally reflecting the continued impact of customer service challenges that occurred in Fiscal 2021, staffing shortages in key delivery related positions, increased price sensitivity in the higher commodity cost environment and the prior-year impact of COVID-19 on cylinder exchange and resale volumes.

Average daily wholesale propane commodity prices during the 2022 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 46% higher than such prices during the 2021 three-month period. This increase in prices has impacted both total revenues and total costs of sales during the 2022 three-month period. Total revenues

UGI CORPORATION AND SUBSIDIARIES
increased $71 million during the 2022 three-month period largely reflecting higher average propane selling prices ($94 million) compared to the prior-year period. This increase was partially offset by the effects of the previously mentioned decrease in retail propane volumes sold ($25 million).

Total cost of sales increased $103 million during the 2022 three-month period largely attributable to the higher average propane product costs ($119 million). This increase was partially offset by the decrease in retail propane volumes sold ($12 million). Total margin decreased $32 million in the 2022 three-month period largely attributable to the lower retail propane margins ($21 million) and volumes ($13 million).

Operating income and earnings before interest expense and income taxes decreased $21 million during the 2022 three-month period primarily reflecting the decrease in total margin partially offset by lower operating and administrative expenses ($8 million) compared to the prior-year period. The decrease in operating and administrative expenses reflects lower expenses associated with employee benefits and compensation ($18 million), advertising ($4 million) and vehicle leases ($2 million) compared to the prior-year period. These decreases were partially offset by, among other things, increases related to the inflationary cost environment, which included higher expenses associated with bad debt reserves ($4 million), vehicle fuel ($3 million), insurance claims ($3 million) and telecommunications ($2 million) compared to the prior-year period.

UGI International

For the three months ended June 30,	2022	2021	Increase (Decrease)
(Dollars in millions)
Revenues	$738	$572	$166	29%
Total margin (a)	$194	$217	$(23)	(11)%
Operating and administrative expenses	$143	$144	$(1)	(1)%
Operating income	$22	$40	$(18)	(45)%
Earnings before interest expense and income taxes	$26	$41	$(15)	(37)%
LPG retail gallons sold (millions)	155	166	(11)	(7)%
Heating degree days—% (warmer) colder than normal (b)	(9.1)%	24.4%	—	—

(a)Total margin represents revenues less cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data at locations in our UGI International service territories.

Average temperatures during the 2022 three-month period were 9.1% warmer than normal and 29.3% warmer than the prior-year period. Total LPG retail gallons sold during the 2022 three-month period decreased by 7% as compared to the prior-year period and was primarily attributable to the effects of weather that was warmer than the prior-year period. This decrease was partially offset by recovery of certain bulk and autogas volumes that were negatively impacted by COVID-19.

UGI International base-currency results are translated into USD based upon exchange rates experienced during the reporting periods. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During the 2022 and 2021 three-month periods, the average unweighted euro-to-USD translation rates were approximately $1.06 and $1.21, respectively, and the average unweighted British pound sterling-to-USD translation rates were approximately $1.26 and $1.40, respectively. Fluctuations in these foreign currency exchange rates can have a significant impact on the individual financial statement components discussed below. The net effect of changes in foreign currency exchange rates on UGI International’s earnings before interest expense and income taxes resulted in a net gain of $2 million in the 2022 three-month period. However, the impact of these changes is mitigated by the effects of forward foreign currency exchange contracts entered into over a multi-year period intended to substantially offset this volatility. These forward foreign currency exchange contracts resulted in realized net gains of $2 million and realized net losses of $1 million in the 2022 and 2021 three-month periods, respectively.

UGI International revenues and cost of sales increased $166 million and $189 million, respectively, during the 2022 three-month period compared to the prior-year period. Average wholesale prices for propane and butane during the 2022 three-month period in northwest Europe were approximately 65% and 103% higher, respectively, compared with the prior-year period. The increase in revenues and cost of sales principally reflects the impact of significant increases and volatility in natural gas and power prices on our energy marketing business and the effects of these higher average propane and butane selling prices and product costs compared to the prior-year period. These increases were partially offset by the translation effects of weaker foreign currencies (approximately $127 million and $102 million, respectively).

UGI CORPORATION AND SUBSIDIARIES

UGI International total margin decreased $23 million during the 2022 three-month period primarily reflecting the translation effects of weaker foreign currencies (approximately $25 million), lower margin attributable to energy marketing activities and the effects of weather that was significantly warmer than the prior-year period. These impacts were partially offset by strong margin management efforts within our LPG business implemented in response to the previously mentioned significant increases in commodity prices as compared to the prior-year period.

UGI International operating income and earnings before interest expense and income taxes decreased $18 million and $15 million, respectively, during the 2022 three-month period compared to the prior-year period. The decrease in operating income principally reflects the impact of the global inflationary cost environment on our operating and administrative expenses. The net decrease in operating and administrative expenses compared to the prior-year period was driven by the effects of inflation on the underlying distribution, personnel and maintenance costs offset by the translation effects of the weaker foreign currencies (approximately $24 million). The decrease in earnings before interest expense and income taxes in the 2022 three-month period largely reflects the decrease in operating income partially offset by higher realized gains on foreign currency exchange contracts entered into in order to reduce volatility in UGI International earnings resulting from the effects of changes in foreign currency exchange rates ($3 million).

Midstream & Marketing

For the three months ended June 30,	2022	2021	Increase (Decrease)
(Dollars in millions)
Revenues	$525	$261	$264	101%
Total margin (a)	$89	$65	$24	37%
Operating and administrative expenses	$29	$31	$(2)	(6)%
Operating income	$38	$14	$24	171%
Earnings before interest expense and income taxes	$44	$21	$23	110%
(a)Total margin represents revenues less cost of sales.

Average temperatures across Midstream & Marketing’s energy marketing territory during the 2022 three-month period were 5.2% warmer than normal and 5.8% warmer than the prior-year period.

Midstream & Marketing revenues and cost of sales for the 2022 three-month period increased $264 million and $240 million, respectively, compared to the prior-year period. These increases were largely driven by natural gas marketing, including the effects of peaking and capacity management activities, which were impacted by significantly higher average natural gas prices compared to the prior-year period. As a result, revenues and cost of sales attributable to natural gas marketing activities increased $239 million and $236 million, respectively, during the 2022 three-month period.

Midstream & Marketing total margin increased $24 million in the 2022 three-month period largely reflecting higher margin attributable to natural gas marketing activities ($19 million) and incremental margin attributable to UGI Moraine East ($5 million). The increase in margin related to natural gas marketing activities largely reflects the effects of capacity management including the positive impact of settlement timing of certain multi-year commodity storage hedge contracts during the 2022 three-month period.

Midstream & Marketing operating income and earnings before interest expense and income taxes during the 2022 three-month period increased $24 million and $23 million, respectively, compared to the prior-year period. These improvements were largely attributable to the higher total margin including incremental contributions related to UGI Moraine East.

UGI CORPORATION AND SUBSIDIARIES

Utilities

For the three months ended June 30,	2022	2021	Increase (Decrease)
(Dollars in millions)
Revenues	$274	$181	$93	51%
Total margin (a)	$151	$113	$38	34%
Operating and administrative expenses (a)	$79	$59	$20	34%
Operating income	$38	$24	$14	58%
Earnings before interest expense and income taxes	$40	$25	$15	60%
Gas Utility system throughput—bcf
Core market	13	10	3	30%
Total	74	62	12	19%
Electric Utility distribution sales - gwh	220	223	(3)	(1)%
Gas Utility heating degree days—% (warmer) colder than normal (b)	(3.0)%	5.0%	—	—
(a)Total margin represents revenues less cost of sales and revenue-related taxes (i.e., gross receipts and business and occupation taxes) of $2 million and $1 million, respectively, during the 2022 and 2021 three-month periods. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating and administrative expenses presented above).
(b)Deviation from average heating degree days is determined on a 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for airports located within Gas Utility’s service territories.

Temperatures in Gas Utility’s service territories during the 2022 three-month period were 3.0% warmer than normal and 11.0% warmer than the prior-year period. The increase in Gas Utility core market and total volumes during the 2022 three-month period are largely related to incremental volumes attributable to the acquisition of Mountaineer.
Utilities revenues increased $93 million in the 2022 three-month period reflecting an $84 million increase in Gas Utility revenues and a $9 million increase in Electric Utility revenues. The increase in Gas Utility revenues largely reflects incremental revenues attributable to Mountaineer ($39 million), higher PGC rates compared to the prior-year period, higher pricing on off-system sales and the effects of the increase in DSIC rates. The increase in Electric Utility revenues during the 2022 three-month period reflects the increase in base rates that went into effect in November 2021 and higher DS rates compared to the prior-year period.

Utilities cost of sales (including revenue-related taxes) increased $55 million compared to the prior-year period. The increase in Gas Utility cost of sales ($48 million) during the 2022 three-month period reflects incremental cost attributable to Mountaineer ($14 million), higher PGC rates compared to the prior-year period, and increased cost of sales associated with off-system sales. Electric Utility cost of sales increased during the 2022 three-month period largely reflecting the higher DS rates compared to the prior-year period.

Utilities total margin increased $38 million during the 2022 three-month period largely reflecting incremental margin attributable to Mountaineer ($25 million). Gas Utility’s total margin increase also includes higher natural gas margin attributable to the increase in DSIC rates and higher margin from large delivery service customers including the effects of customer growth compared to the prior-year period. Electric Utility margin increased $2 million largely attributable to the increase in base rates compared to the prior-year period.

Utilities operating income and earnings before interest expense and income taxes increased $14 million and $15 million, respectively, during the 2022 three-month period. These increases largely reflect the previously mentioned increase in total margin partially offset by higher operating and administrative expenses ($20 million) and higher depreciation expense ($8 million) compared to the prior-year period, both principally related to incremental expenses attributable to Mountaineer. The higher depreciation expense compared to the prior-year period also includes the effects of continued distribution system capital expenditure activity. The increase in earnings before interest expense and income taxes also includes a higher non-service pension benefit compared to the prior-year period.

UGI CORPORATION AND SUBSIDIARIES
Interest Expense and Income Taxes

Our consolidated interest expense during the 2022 three-month period was $82 million compared to $77 million during the 2021 three-month period. This increase largely reflects the effects of incremental long-term debt outstanding during the current period, net of repayments, primarily related to the Mountaineer Acquisition and UGI Utilities’ issuance of senior notes during the second half of Fiscal 2021.

The Company’s effective income tax rate for the 2022 three-month period largely reflects the impact of discrete tax items on a small pre-tax loss during the prior year period. In addition, the absence of benefits under the CARES Act was largely offset by the net effects of a decrease in the concentration of foreign earnings reflecting foreign statutory tax rates that exceed the U.S. statutory rate.

The Company continues to evaluate the elections available under current regulations and pending legislation. Accordingly, the impacts on the Company’s income tax provisions and taxes payable or refundable related to these items are subject to change.
2022 Nine-Month Period Compared with the 2021 Nine-Month Period
AmeriGas Propane

For the nine months ended June 30,	2022	2021	Increase (Decrease)
(Dollars in millions)
Revenues	$2,423	$2,132	$291	14%
Total margin (a)	$1,090	$1,162	$(72)	(6)%
Operating and administrative expenses	$684	$666	$18	3%
Operating income/earnings before interest expense and income taxes	$303	$391	$(88)	(23)%
Retail gallons sold (millions)	743	815	(72)	(9)%
Heating degree days—% warmer than normal (b)	(0.8)%	(2.6)%	—	—
(a)Total margin represents total revenues less total cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for 344 regions in the United States, excluding Alaska and Hawaii.

Average temperatures during the 2022 nine-month period were relatively consistent with normal temperatures and temperatures during the prior-year period. Total retail gallons sold decreased 9% during the 2022 nine-month period reflecting the continued impact of customer service challenges that occurred in Fiscal 2021, staffing shortages in key delivery related positions, increased price sensitivity in the higher commodity cost environment and the prior-year impact of COVID-19 on cylinder exchange and resale volumes.

Average daily wholesale propane commodity prices during the 2022 nine-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 63% higher than such prices during the 2021 nine-month period. This significant increase in prices has impacted both total revenues and total costs of sales during the 2022 nine-month period. Total revenues increased $291 million during the 2022 nine-month period largely reflecting higher average propane selling prices ($418 million) and higher wholesale volumes sold ($27 million) compared to the prior-year period. These positive impacts were partially offset by the effects of the previously mentioned decrease in retail propane volumes sold ($162 million).

Total cost of sales increased $363 million during the 2022 nine-month period largely attributable to the higher average propane product costs ($405 million) and higher wholesale propane volumes sold ($25 million). These increases in cost of sales were partially offset by the decrease in retail propane volumes sold ($72 million). Total margin decreased $72 million in the 2022 nine-month period largely attributable to the lower retail propane volumes ($90 million) partially offset by higher average propane margins ($12 million).

Operating income and earnings before interest expense and income taxes decreased $88 million during the 2022 nine-month period primarily reflecting the decrease in total margin and higher operating and administrative expenses ($18 million) compared to the prior-year period. The increase in operating and administrative expenses was impacted by the inflationary cost environment and reflects, among other things, higher expenses associated with general insurance and claims paid ($15 million), bad debt reserves ($11 million), vehicle fuel ($10 million) and telecommunications ($7 million) compared to the prior-year

UGI CORPORATION AND SUBSIDIARIES
period. These increases were partially offset by lower expenses associated with employee compensation and benefits ($24 million) and vehicle leases ($5 million) compared to the prior-year period.

UGI International

For the nine months ended June 30,	2022	2021	Increase (Decrease)
(Dollars in millions)
Revenues	$3,011	$2,106	$905	43%
Total margin (a)	$744	$877	$(133)	(15)%
Operating and administrative expenses	$466	$465	$1	—%
Operating income	$211	$322	$(111)	(34)%
Earnings before interest expense and income taxes	$228	$326	$(98)	(30)%
LPG retail gallons sold (millions)	651	644	7	1%
Heating degree days—% (warmer) colder than normal (b)	(2.3)%	1.4%	—	—
(a)Total margin represents revenues less cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data at locations in our UGI International service territories.

Average temperatures during the 2022 nine-month period were 2.3% warmer than normal and 5.5% warmer than the prior-year period. Total LPG retail gallons sold during the 2022 nine-month period increased slightly compared to the prior-year period largely attributable to favorable crop drying campaigns and the recovery of certain bulk and autogas volumes that were negatively impacted by COVID-19.

UGI International base-currency results are translated into USD based upon exchange rates experienced during the reporting periods. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During the 2022 and 2021 nine-month periods, the average unweighted euro-to-USD translation rates were approximately $1.11 and $1.20, respectively, and the average unweighted British pound sterling-to-USD translation rates were approximately $1.32 and $1.37, respectively. Fluctuations in these foreign currency exchange rates can have a significant impact on the individual financial statement components discussed below. The net effect of changes in foreign currency exchange rates on UGI International’s earnings before interest expense and income taxes resulted in a net loss of $9 million in the 2022 nine-month period. However, the impact of these changes is mitigated by the effects of forward foreign currency exchange contracts entered into over a multi-year period intended to substantially offset this volatility. These forward foreign currency exchange contracts resulted in realized net gains of $12 million and $2 million in the 2022 and 2021 nine-month periods, respectively.

UGI International revenues and cost of sales increased $905 million and $1,038 million, respectively, during the 2022 nine-month period compared to the prior-year period. Average wholesale prices for propane and butane during the 2022 nine-month period in northwest Europe were approximately 73% and 98% higher, respectively, compared with the prior-year period. The increase in revenues and cost of sales principally reflects the impact of significant increases and volatility in natural gas and power prices on our energy marketing business and the effects of these higher average propane and butane selling prices and product costs compared to the prior-year period. These increases were partially offset by the translation effects of weaker foreign currencies (approximately $252 million and $196 million, respectively).

UGI International total margin decreased $133 million during the 2022 nine-month period primarily reflecting lower total margin from our energy marketing business (approximately $80 million) and the translation effects of weaker foreign currencies (approximately $56 million). These factors were partially offset by higher total margin from our LPG business attributable to strong margin management efforts despite the effects of the previously mentioned higher product costs. The lower total margin from our energy marketing business is largely due to the impact of significant volatility in commodity costs and its effects on the unit margins of certain customer contracts during the 2022 nine-month period. The effects of this volatility on such customer contracts were largely confined to the heating-season months of October through March.

UGI International operating income and earnings before interest expense and income taxes decreased $111 million and $98 million, respectively, during the 2022 nine-month period compared to the prior-year period. The decrease in operating income principally reflects the previously mentioned decrease in total margin partially offset by higher gains associated with the sale of assets. The decrease in earnings before interest expense and income taxes in the 2022 nine-month period largely reflects the decrease in operating income partially offset by higher realized gains on foreign currency exchange contracts entered into in

UGI CORPORATION AND SUBSIDIARIES
order to reduce volatility in UGI International earnings resulting from the effects of changes in foreign currency exchange rates ($10 million).

Midstream & Marketing

For the nine months ended June 30,	2022	2021	Increase (Decrease)
(Dollars in millions)
Revenues	$1,731	$1,086	$645	59%
Total margin (a)	$342	$310	$32	10%
Operating and administrative expenses	$88	$91	$(3)	(3)%
Operating income	$197	$156	$41	26%
Earnings before interest expense and income taxes	$216	$180	$36	20%
(a)Total margin represents revenues less cost of sales.

Average temperatures across Midstream & Marketing’s energy marketing territory during the 2022 nine-month period were 8.0% warmer than normal and 4.6% warmer than the prior-year period.

Midstream & Marketing revenues and cost of sales for the 2022 nine-month period increased $645 million and $613 million, respectively, compared to the prior-year period. These increases were largely driven by natural gas marketing, including the effects of peaking and capacity management activities, which were impacted by significantly higher average natural gas prices compared to the prior-year period, partially offset by lower volumes attributable to the warmer weather. As a result, natural gas marketing revenues and cost of sales increased $592 million and $596 million, respectively, during the 2022 nine-month period. Higher retail power and generation revenues and cost of sales ($30 million and $26 million, respectively) also contributed to these increases during the 2022 nine-month period.

Midstream & Marketing total margin increased $32 million in the 2022 nine-month period reflecting higher margin from peaking and capacity management activities ($14 million) and increased total margin from renewable energy marketing activities ($9 million) including the impact of increased volumes and average pricing related to environmental credits compared to the prior-year period. Incremental margin attributable to UGI Moraine East ($9 million) also contributed to the improvement during the 2022 nine-month period.

Midstream & Marketing operating income and earnings before interest expense and income taxes during the 2022 nine-month period increased $41 million and $36 million, respectively, compared to the prior-year period. The increase in operating income is largely attributable to the increase in total margin, the absence of a contingent consideration adjustment related to the GHI acquisition in the prior-year period, and lower operating and administrative expenses. The increase in earnings before interest expense and income taxes principally reflects the increase in operating income partially offset by lower income from equity-method investments compared to the prior-year period.

Utilities

For the nine months ended June 30,	2022	2021	Increase
(Dollars in millions)
Revenues	$1,400	$923	$477	52%
Total margin (a)	$681	$518	$163	31%
Operating and administrative expenses (a)	$250	$186	$64	34%
Operating income	$325	$243	$82	34%
Earnings before interest expense and income taxes	$332	$245	$87	36%
Gas Utility system throughput—bcf
Core market	94	72	22	31%
Total	290	245	45	18%
Electric Utility distribution sales - gwh	746	743	3	—%
Gas Utility heating degree days—% warmer than normal (b)	(7.6)%	(7.3)%	—	—
(a)Total margin represents revenues less cost of sales and revenue-related taxes (i.e., gross receipts and business and occupation taxes) of $18 million and $4 million, respectively, during the 2022 and 2021 nine-month periods. For financial

UGI CORPORATION AND SUBSIDIARIES
statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating and administrative expenses presented above).
(b)Deviation from average heating degree days is determined on a 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for airports located within Gas Utility’s service territories.

Temperatures in Gas Utility’s service territories during the 2022 nine-month period were 7.6% warmer than normal and slightly warmer compared to the prior-year period. The increase in Gas Utility core market and total volumes during the 2022 nine-month period is largely related to incremental volumes attributable to the acquisition of Mountaineer.
Utilities revenues increased $477 million in the 2022 nine-month period reflecting a $454 million increase in Gas Utility revenues and a $23 million increase in Electric Utility revenues. The increase in Gas Utility revenues largely reflects incremental revenues attributable to Mountaineer ($230 million), higher PGC rates compared to the prior-year period, higher pricing on off-system sales, increased DSIC rates, and the effects of the increase in base rates that went into effect during Fiscal 2021. The increase in Electric Utility revenues during the 2022 nine-month period reflects the increase in base rates that went into effect in November 2021 and higher DS rates compared to the prior-year period.

Utilities cost of sales (including revenue-related taxes) increased $314 million in the 2022 nine-month period primarily attributable to Gas Utility ($298 million) which reflects incremental cost attributable to Mountaineer ($120 million), higher PGC rates compared to the prior-year period, and increased cost of sales associated with off-system sales. Electric Utility cost of sales increased during the 2022 nine-month period largely reflecting the higher DS rates compared to the prior-year period.

Utilities total margin increased $163 million during the 2022 nine-month period largely reflecting incremental margin attributable to Mountaineer ($110 million). Gas Utility’s total margin increase also includes higher natural gas margin attributable to an increase in DSIC rates, the positive impacts of the increase in base rates, and higher margin from large delivery service customers including the effects of customer growth compared to the prior-year period. Electric Utility margin increased $7 million largely attributable to the increase in base rates compared to the prior-year period.

Utilities operating income and earnings before interest expense and income taxes increased $82 million and $87 million, respectively, during the 2022 nine-month period. These increases largely reflect the previously mentioned increase in total margin partially offset by higher operating and administrative expenses ($64 million) and higher depreciation expense ($21 million) compared to the prior-year period, both principally related to incremental expenses attributable to Mountaineer. The higher depreciation expense compared to the prior-year period also includes the effects of continued distribution system capital expenditure activity. The increase in earnings before interest expense and income taxes also includes a higher non-service pension benefit ($4 million) compared to the prior-year period.

Interest Expense and Income Taxes

Our consolidated interest expense during the 2022 nine-month period was $245 million compared to $233 million during the 2021 nine-month period. This increase reflects the effects of incremental long-term debt outstanding during the current period, net of repayments, primarily related to the Mountaineer Acquisition and UGI Utilities’ issuance of senior notes during the second half of Fiscal 2021, and higher average short-term borrowings outstanding compared to the prior-year period.

The Company’s effective income tax rate for the 2022 nine-month period was relatively consistent with the prior-year period. The absence of benefits from the prior year related to an election made in connection with a tax law change in Italy and under the CARES Act were largely offset by the net effects of a decrease in the concentration of foreign earnings reflecting foreign statutory tax rates that exceed the U.S. statutory rate.

The Company continues to evaluate the elections available under current regulations and pending legislation. Accordingly, the impacts on the Company’s income tax provisions and taxes payable or refundable related to these items are subject to change.

FINANCIAL CONDITION AND LIQUIDITY

The Company expects to have sufficient liquidity, including cash on hand and available borrowing capacity, to continue to support long-term commitments and ongoing operations despite uncertainties associated with the COVID-19 pandemic, the inflationary cost environment and ongoing commodity price volatility. Our total available liquidity balance, comprising cash and cash equivalents and available borrowing capacity on our revolving credit facilities, totaled approximately $2.1 billion and $2.2 billion at June 30, 2022 and September 30, 2021, respectively. Our total available liquidity at June 30, 2022 was affected, in part, by $659 million of cash collateral received from derivative counterparties resulting from the impact of rising commodity prices and an accumulation of derivative assets associated with our commodity derivative instruments. The Company does not

UGI CORPORATION AND SUBSIDIARIES
have any near-term senior note or term loan maturities. The Company cannot predict the duration or magnitude that the COVID-19 pandemic and ongoing commodity price volatility will have on its liquidity, debt covenants, financial condition or the timing of capital expenditures. UGI and its subsidiaries were in compliance with all debt covenants as of June 30, 2022.

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

The primary sources of UGI’s cash and cash equivalents are the dividends and other cash payments made to UGI or its corporate subsidiaries by its principal business units. Our cash and cash equivalents totaled $670 million at June 30, 2022, compared with $855 million at September 30, 2021. The decrease in cash and cash equivalents since September 30, 2021 is primarily attributable to commodity price volatility experienced in the 2022 nine-month period and the seasonality of our business as further described in “Cash Flows” below. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, at June 30, 2022 and September 30, 2021, UGI had $175 million and $172 million of cash and cash equivalents, respectively. Such cash is available to pay dividends on UGI Common Stock, to make quarterly payments on outstanding Purchase Contracts and for investment purposes.

Long-term Debt and Credit Facilities

Long-term Debt

The Company’s debt outstanding at June 30, 2022 and September 30, 2021, comprises the following:

	June 30, 2022						September 30, 2021
(Millions of dollars)	AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corp & Other	Total	Total
Short-term borrowings	$50	$1	$—	$225	$—	$276	$367

Long-term debt (including current maturities):
Senior notes	$2,575	$419	$—	$1,290	$—	$4,284	$4,270
Term loans	—	315	679	137	765	1,896	1,938
Other long-term debt	—	2	41	24	236	303	283
Unamortized debt issuance costs	(13)	(7)	(8)	(5)	(4)	(37)	(42)
Total long-term debt	$2,562	$729	$712	$1,446	$997	$6,446	$6,449
Total debt	$2,612	$730	$712	$1,671	$997	$6,722	$6,816

Credit Facilities

Additional information related to the Company’s credit agreements can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 6 to Consolidated Financial Statements in the Company’s 2021 Annual Report.

UGI CORPORATION AND SUBSIDIARIES
Information about the Company’s principal credit agreements (excluding the Receivables Facility discussed below) as of June 30, 2022 and 2021, is presented in the table below.

(Currency in millions)	Total Capacity	Borrowings Outstanding	Letters of Credit and Guarantees Outstanding	Available Borrowing Capacity
As of June 30, 2022
AmeriGas OLP	$600	$50	$3	$547
UGI International, LLC (a)	€300	€—	€—	€300
Energy Services	$260	$—	$—	$260
UGI Utilities	$350	$170	$—	$180
Mountaineer	$100	$55	$—	$45
UGI Corporation (b)	$300	$230	$—	$70
As of June 30, 2021
AmeriGas OLP	$600	$107	$60	$433
UGI International, LLC (a)	€300	€—	€—	€300
Energy Services	$260	$—	$—	$260
UGI Utilities	$350	$100	$—	$250
UGI Corporation (b)	$300	$15	$—	$285
(a)Permits UGI International, LLC to borrow in euros or USD.
(b)Borrowings outstanding have been classified as “Long-term debt” on the Condensed Consolidated Balance Sheets. In July 2021, the Company repaid $15 million of such borrowings and classified these repayments as “Current maturities of long-term debt” on the June 30, 2021 Condensed Consolidated Balance Sheet.

The average daily and peak short-term borrowings under the Company’s principal credit agreements are as follows:

	For the nine months ended		For the nine months ended
	June 30, 2022		June 30, 2021
(Millions of dollars or euros)	Average	Peak	Average	Peak
AmeriGas OLP	$203	$388	$177	$293
UGI International, LLC	€100	€250	€—	€—
Energy Services	$—	$—	$5	$32
UGI Utilities	$178	$270	$206	$279
Mountaineer	$49	$80	$—	$—
UGI Corporation	$181	$288	$243	$300

Receivables Facility. Energy Services has a Receivables Facility with an issuer of receivables-backed commercial paper currently scheduled to expire in October 21, 2022. At June 30, 2022, the outstanding balance of ESFC trade receivables was $88 million, none of which were sold to the bank. At June 30, 2021, the outstanding balance of ESFC trade receivables was $48 million, none of which was sold to the bank. Amounts sold to the bank are reflected as “Short-term borrowings” on the Condensed Consolidated Balance Sheets. During the nine months ended June 30, 2022 and 2021, peak sales of receivables were $98 million and $87 million, respectively, and average daily amounts sold were $2 million and $27 million, respectively.

Significant Financing Activities

UGI Utilities. On July 12, 2022, UGI Utilities amended the existing Utilities Term Loan. The amendment extended the maturity date of the loan from October 2022 to July 2027, among other things. The current amount outstanding under the Utilities Term Loan remains unchanged and is payable in quarterly installments of $2 million, with the balance of the principal being due and payable in full at maturity. We have entered into a forward-starting interest rate swap that will generally fix the underlying market-based interest rate on this variable-rate loan through June 2026.

On June 30, 2022, UGI Utilities entered into a note purchase agreement which provides for the private placement of (1) $90 million aggregate principal amount of 4.75% Senior Notes due July 15, 2032 and (2) $85 million aggregate principal amount of

UGI CORPORATION AND SUBSIDIARIES
4.99% Senior Notes due September 15, 2052. On July 15, 2022, UGI Utilities issued $90 million aggregate principal amount of 4.75% Senior Notes pursuant to the note purchase agreement. The net proceeds from the issuance of the 4.75% Senior Notes were used to reduce short-term borrowings and for general corporate purposes. The 4.99% Senior Notes are expected to be issued on or before September 15, 2022. UGI Utilities expects to use the net proceeds from the issuance of the 4.99% Senior Notes to reduce short-term borrowings and for general corporate purposes.

Mountaineer. On June 30, 2022, Mountaineer entered into a note purchase agreement which provides for the private placement of $40 million aggregate principal amount of 4.49% Senior Notes due August 16, 2052. The 4.49% Senior Notes are expected to be issued on or before August 16, 2022. Mountaineer expects to use the net proceeds from the issuance of the 4.49% Senior Notes to reduce short-term borrowings and for general corporate purposes.

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

Dividends and Repurchases of Common Stock

On November 18, 2021, UGI’s Board of Directors declared a cash dividend equal to $0.345 per common share. The dividend was paid on January 1, 2022, to shareholders of record on December 15, 2021. On February 2, 2022, UGI’s Board of Directors declared a quarterly dividend of $0.345 per common share. The dividend was paid on April 1, 2022, to shareholders of record on March 15, 2022. On May 4, 2022, UGI’s Board of Directors approved an increase in the quarterly dividend rate on UGI Common Stock to $0.36 per common share, or $1.44 on an annual basis. The new dividend rate reflected an approximate 4% increase from the previous quarterly rate of $0.345. The dividend was paid on July 1, 2022, to shareholders of record on June 15, 2022. On August 3, 2022, UGI’s Board of Directors declared a quarterly dividend of $0.36 per common share. The dividend is payable October 1, 2022, to shareholders of record on September 15, 2022.

On February 2, 2022, UGI’s Board of Directors authorized an extension of an existing share repurchase program for up to 8 million shares of UGI Common Stock for an additional four-year period, expiring in February 2026. Pursuant to such authorization, during the three and nine months ended June 30, 2022, the Company purchased 0.9 million shares on the open market at a total purchase price of $38 million.

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

Operating Activities. Year-to-year variations in our cash flows from operating activities can be significantly affected by changes in operating working capital especially during periods with significant changes in energy commodity prices. Cash flow provided by operating activities was $848 million in the 2022 nine-month period compared to $1,047 million in the 2021 nine-month period. Cash flow from operating activities before changes in operating working capital was $1,114 million in the 2022 nine-month period compared to $1,179 million in the 2021 nine-month period. The lower cash flow from operating activities before changes in working capital reflects, in large part, lower operating results at AmeriGas Propane and UGI International. Cash used to fund changes in operating working capital totaled $266 million in the 2022 nine-month period compared to $132 million in the 2021 nine-month period. Changes in operating working capital during the 2022 nine-month period reflect, among other things, increases in cash used to fund accounts receivable, accounts payable and other current liabilities. These increases in cash used to fund changes in working capital were partially offset by cash inflows associated with income taxes receivable, inventories and other current assets. Additionally, the 2022 nine-month period includes $181 million of incremental cash collateral received from derivative counterparties as compared to $112 million of incremental cash collateral received in the prior-year period. The impact of commodity price volatility and increasing supply chain costs are pervasive throughout these changes in working capital.

Investing Activities. Investing activity cash flow is principally affected by cash expenditures for property, plant and equipment; cash paid for acquisitions of businesses and assets; investments in investees; and proceeds from sales of assets and businesses. Cash flow used by investing activities was $717 million in the 2022 nine-month period compared to $505 million in the 2021

UGI CORPORATION AND SUBSIDIARIES
nine-month period. Cash expenditures for property, plant and equipment were $551 million in the 2022 nine-month period compared with $460 million in the 2021 nine-month period. Cash used for acquisitions of businesses and assets reflects the Stonehenge Acquisition in the 2022 nine-month period and UGI International’s acquisition of two LPG retail businesses in Europe in the 2021 nine-month period. Investments in equity method investments include our investments in renewables businesses during the 2022 nine-month period and in Pine Run during the 2021 nine-month period. Cash inflows associated with investing activities during the 2022 nine-month period includes cash received from the settlement of certain forward foreign currency contracts previously designated at a net investment hedges.

Financing Activities. Changes in cash flow from financing activities are primarily due to issuances and repayments of long-term debt; net short-term borrowings/repayments; dividends on UGI Common Stock; quarterly payments on outstanding Purchase Contracts; and issuances and repurchases of equity instruments.

Cash flow used to fund financing activities was $290 million in the 2022 nine-month period compared to $321 million in the 2021 nine-month period. The lower cash flow used to fund financing activities was due in part to the absence of proceeds from the issuance of Equity Units in the prior-year period, payments made on the associated Purchase Contracts during the 2022 nine-month period and the repurchase of UGI Common Stock for $38 million. These outflows were offset by an increase long-term debt associated with a refinancing of Senior Notes at UGI International and lower repayments on our revolving credit facilities during the 2022 nine-month period.

UTILITY REGULATORY MATTERS

Base Rate Filings. On January 28, 2022, PA Gas Utility filed a request with the PAPUC to increase its base operating revenues for residential, commercial and industrial customers by $83 million annually. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service and continue to fund programs designed to promote and reward customers’ efforts to increase efficient use of natural gas. On June 24, 2022, a Joint Petition for Approval of Settlement of all issues supported by all active parties was filed with the PAPUC providing for a $49 million annual base distribution rate increase for PA Gas Utility, through a phased approach, with $38 million beginning October 29, 2022 and an additional $11 million beginning October 1, 2023. In accordance with the terms of the Joint Petition, PA Gas Utility will not be permitted to file a rate case prior to January 1, 2024. Also, in accordance with the terms of the Joint Petition, PA Gas Utility is authorized to implement a weather normalization adjustment rider as a 5-year pilot program beginning on the effective date of the new rates. Under this rider, customer billings for distribution services will be adjusted to reflect normal weather conditions if weather deviates more than 3% from normal. Additionally, under the terms of the Joint Petition, PA Gas Utility will be authorized to implement a DSIC once its total property, plant and equipment less accumulated depreciation reaches $3,368 million. The Joint Petition was approved by a PAPUC administrative law judge on July 28, 2022, and is further subject to receipt of an order from the PAPUC approving the settlement. The Company cannot predict the timing or the ultimate outcome of the rate case review process.

On February 8, 2021, Electric Utility filed a rate request with the PAPUC to increase its annual base distribution revenues by $9 million. On October 28, 2021, the PAPUC issued a final order approving a settlement that permitted Electric Utility, effective November 9, 2021, to increase its base distribution revenues by $6 million.

On January 28, 2020, PA Gas Utility filed a request with the PAPUC to increase its annual base distribution operating revenues by $75 million annually. On October 8, 2020, the PAPUC issued a final Order approving a settlement that permitted PA Gas Utility to increase its annual base distribution rates by $20 million through a phased approach, with $10 million beginning January 1, 2021 and an additional $10 million beginning July 1, 2021. Additionally, PA Gas Utility was authorized to implement a DSIC once PA Gas Utility total property, plant and equipment less accumulated depreciation reached $2,875 million. This threshold was achieved in December 2020, and PA Gas Utility implemented a DSIC effective April 1, 2021. The PAPUC’s final Order also included enhanced COVID-19 customer assistance measures, including the establishment of an Emergency Relief Program for a defined set of payment troubled customers (“ERP”). Additionally, the PAPUC’s final order permitted PA Gas Utility to establish a regulatory asset for certain incremental expenses attributable to the ongoing COVID-19 pandemic, most notably expenses related to the ERP and uncollectible accounts expense, through the effective date of rates in the next PA Gas Utility base rate case, to be recovered and amortized over a 10-year period. In accordance with the terms of the final Order, PA Gas Utility was not permitted to file a rate case prior to January 1, 2022.

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

Our variable-rate debt at June 30, 2022, includes revolving credit facility borrowings and variable-rate term loans at UGI International, UGI Utilities, Energy Services and UGI Corporation. These debt agreements have interest rates that are generally indexed to short-term market interest rates. We have entered into pay-fixed, receive-variable interest rate swap agreements on all or a significant portion of the term loans’ principal balances and all or a significant portion of the term loans’ tenor. We have designated these interest rate swaps as cash flow hedges. At June 30, 2022, combined borrowings outstanding under variable-rate debt agreements, excluding the previously mentioned effectively fixed-rate debt, totaled $636 million.

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
Foreign Currency Exchange Rate Risk
Our primary currency exchange rate risk is associated with the USD versus the euro and, to a lesser extent, the USD versus the British pound sterling. The USD value of our foreign currency denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. From time to time, we use derivative instruments to hedge portions of our net investments in foreign subsidiaries, including anticipated foreign currency denominated dividends. Gains or losses on these net investment hedges remain in AOCI until such foreign operations are sold or liquidated. With respect to our net investments in our UGI International operations, a 10% decline in the value of the associated foreign currencies versus the USD would reduce their aggregate net book value at June 30, 2022, by approximately $160 million, which amount would be reflected in other comprehensive income. We have designated certain euro-denominated borrowings as net investment hedges.
In order to reduce the volatility in net income associated with our foreign operations, principally as a result of changes in the USD exchange rate between the euro and British pound sterling, we enter into forward foreign currency exchange contracts. We layer in these foreign currency exchange contracts over a multi-year period to eventually equal approximately 90% of anticipated UGI International foreign currency earnings before income taxes.
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
We have concentrations of credit risk associated with derivative instruments and we evaluate the creditworthiness of our derivative counterparties on an ongoing basis. As of June 30, 2022, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was $2,068 million. In general, many of our over-the-counter derivative instruments and all exchange contracts call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At June 30, 2022, we had received cash collateral from derivative instrument counterparties totaling $659 million. In addition, we may have offsetting derivative liabilities and certain accounts payable balances with certain of these counterparties, which further mitigates the previously mentioned maximum amount of losses. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At June 30, 2022, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.
The following table summarizes the fair values of unsettled market risk sensitive derivative instrument assets (liabilities) held at June 30, 2022 and changes in their fair values due to market risks. Certain of UGI Utilities’ commodity derivative instruments are excluded from the table below because any associated net gains or losses are refundable to or recoverable from customers in accordance with UGI Utilities ratemaking.

	Asset (Liability)
(Millions of dollars)	Fair Value	Change in Fair Value
June 30, 2022
Commodity price risk (1)	$1,597	$(315)
Interest rate risk (2)	$44	$(11)
Foreign currency exchange rate risk (3)	$57	$(48)

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

(b)Change in Internal Control over Financial Reporting

On September 1, 2021, UGI acquired Mountaineer. The Company is currently in the process of integrating the processes and internal controls of Mountaineer with the rest of the Company.

Other than the foregoing, no change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

UGI CORPORATION AND SUBSIDIARIES
PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 9, Commitments and Contingencies to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report, is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the information presented in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2021 Annual Report and the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, which could materially affect our business, financial condition or future results. The risks described in our 2021 Annual Report or the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to the Company’s repurchases of its common stock during the quarter ended June 30, 2022.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2022 to April 30, 2022	—	$0.00	—	8.00 million
May 1, 2022 to May 31, 2022	350,000	$41.39	350,000	7.65 million
June 1, 2022 to June 30, 2022	550,000	$43.27	550,000	7.10 million
Total	900,000		900,000

(1) Shares of UGI Common Stock are repurchased through an extension of a previous share repurchase program announced by the Company on February 2, 2022. The UGI Board of Directors authorized the repurchase of up to 8 million shares of UGI Common Stock over a four-year period expiring in February 2026.

UGI CORPORATION AND SUBSIDIARIES
ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

4.1	Note Purchase Agreement, dated June 30, 2022, by and among UGI Utilities, Inc. and the purchasers listed as signatories thereto.	UGI	Form 8-K (6/30/22)	4.1

4.2	Note Purchase Agreement, dated June 30, 2022, by and among Mountaineer Gas Company and the purchasers listed as signatories thereto.	UGI	Form 8-K (6/30/22)	4.2

10.1	First Amendment to Credit Agreement, dated July 12, 2022, by and among UGI Utilities, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent.	UGI	Form 8-K (7/12/22)	10.1

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2022, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2022, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2022, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

UGI CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2022, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2022, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2022, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UGI Corporation
(Registrant)

Date:	August 4, 2022	By:	/s/ Ted J. Jastrzebski
Ted J. Jastrzebski
Chief Financial Officer

Date:	August 4, 2022	By:	/s/ Jean Felix Tematio Dontsop
Jean Felix Tematio Dontsop
Vice President, Chief Accounting Officer
and Corporate Controller