Form 10-K
period 2022-09-30
UGI CORP /PA/
filed 2022-11-21
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of UGI Corporation Common Stock held by non-affiliates of the registrant on March 31, 2022 was $7,563,617,921.
At November 11, 2022, there were 209,690,320 shares of UGI Corporation Common Stock issued and outstanding.
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on January 27, 2023 are incorporated by reference into Part III of this Form 10-K.

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

General Partner - AmeriGas Propane, Inc., the general partner of AmeriGas Partners

GHI - GHI Energy, LLC, a Houston-based renewable natural gas company and indirect wholly owned subsidiary of Energy Services

HVAC - UGI HVAC Enterprises, Inc., a wholly owned subsidiary of Enterprises

Midstream & Marketing - Reportable segment comprising Energy Services, UGID and, prior to its sale in September 2020, HVAC

Mountaineer - Mountaineer Gas Company, a natural gas distribution company in West Virginia and a wholly owned subsidiary of Mountaintop Energy Holdings, LLC

Mountaintop Energy Holdings, LLC - Parent company of Mountaineer and wholly owned subsidiary of UGI, acquired on September 1, 2021

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

Utilities - Reportable segment comprising UGI Utilities and Mountaintop Energy Holdings, LLC

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

WV Gas Utility - Mountaineer’s regulated natural gas distribution business, located in West Virginia

Other Terms and Abbreviations

2013 OICP - UGI Corporation 2013 Omnibus Incentive Compensation Plan

4.75% Senior Note - A private placement of $90 million principal amount of senior notes due July 2032, issued by UGI Utilities

4.99% Senior Note - A private placement of $85 million principal amount of senior notes due September 2052, issued by UGI Utilities

4.49% Senior Note - A private placement of $40 million principal amount of senior notes due August 2052, issued by Mountaineer

2021 IAP - UGI Corporation 2021 Incentive Award Plan

2021 UGI Corporation Senior Credit Facility - An amended unsecured senior facilities agreement entered into on May 4, 2021, by UGI which extended the maturity date of the previous three-year $300 million loan term facility included in the UGI Corporation Senior Credit Facility, now due in May 2025 and includes a new four-year $215 million term loan commitment

2022 AmeriGas OLP Credit Agreement - entered into by AmeriGas OLP providing for borrowings of up to $600 million, with the option to increase to a maximum principal amount of $900 million assuming certain conditions are met, including a letter of credit subfacility of up to $100 million

2024 Purchase Contract - A forward stock purchase contract issued by UGI Corporation as a part of the issuance of Equity Units which obligates holders to purchase a number of shares of UGI Common Stock from the Company on June 1, 2024

ABO - Accumulated Benefit Obligation

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

ASC 820 - ASC 820, “Fair Value Measurement”

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

CODM - Chief Operating Decision Maker as defined in ASC 280, “Segment Reporting”

Common Stock - Shares of UGI common stock

Common Units - Limited partnership ownership interests in AmeriGas Partners

Conemaugh - Conemaugh generation station, a 1,711-megawatt, coal-fired electricity generation station located near Johnstown, Pennsylvania

Convertible Preferred Stock - Preferred stock of UGI titled 0.125% series A cumulative perpetual convertible preferred stock without par value and having a liquidation preference of $1,000 per share

Core market - Comprises (1) firm residential, commercial and industrial customers to whom Utilities has a statutory obligation to provide service who purchase their natural gas or electricity from Utilities; and (2) residential, commercial and industrial customers to whom Utilities has a statutory obligation to provide service who purchase their natural gas or electricity from others

COVID-19 - A novel strain of coronavirus disease discovered in 2019

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

Fiscal 2022 - The fiscal year ended September 30, 2022

Fiscal 2023 - The fiscal year ending September 30, 2023

Fiscal 2024 - The fiscal year ending September 30, 2024

Fiscal 2025 - The fiscal year ending September 30, 2025

Fiscal 2026 - The fiscal year ending September 30, 2026

Fiscal 2027 - The fiscal year ending September 30, 2027

GAAP - U.S. generally accepted accounting principles

GDPR - General Data Protection Regulation

GHG - Greenhouse gas

GILTI - Global Intangible Low Taxed Income

Gwh - Millions of kilowatt hours

Hunlock - Hunlock Creek Energy Center located near Wilkes-Barre, Pennsylvania, a 174-megawatt natural gas-fueled electricity generating station

ICE - Intercontinental Exchange

IRC - Internal Revenue Code

IREP - Infrastructure Replacement and Expansion Plan

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

MD&A - Management’s Discussion and Analysis of Financial Condition and Results of Operations

MDPSC - Maryland Public Service Commission

MGP - Manufactured gas plant

Mountaineer Acquisition - Acquisition of Mountaintop Energy Holdings LLC, which closed on September 1, 2021

Mountaineer Credit Agreement - Third amended and restated credit agreement entered into by Mountaineer, as borrower, providing for borrowings up to $100 million, with the option to increase to a maximum principal amount of $200 million assuming certain conditions are met, including a letter or credit subfacility of up to $20 million, scheduled to expire in November 2024

Mountaineer 2023 Credit Agreement - Third amendment to the third amended and restated credit agreement entered into by Mountaineer, as borrower, providing for borrowings up to $150 million, with the option to increase to a maximum principal amount of $250 million assuming certain conditions are met, including a letter or credit subfacility of up to $20 million, scheduled to expire in November 2024, with an option to extend the maturity date

NAV - Net asset value

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

UGI comparator group - The Russell Midcap Utility Index, excluding telecommunications companies and beginning in Fiscal 2021, a custom UGI performance peer group

UGI Corporation Senior Credit Facility - An amended unsecured senior facilities agreement entered into on May 4, 2021, by UGI comprising (1) a $250 million term loan due August 2024; (2) a $300 million term loan due May 2025; (3) a $215 million term loan due May 2025 and (3) a five-year $300 million revolving credit facility (including a $10 million sublimit for letters of credit)

UGI International 2.50% Senior Notes – An underwritten private placement of €400 million principal amount of senior unsecured notes due December 1, 2029 issued by UGI International, LLC

UGI International 3.25% Senior Notes - An underwritten private placement of €350 million principal amount of senior unsecured notes originally due November 1, 2025, issued by UGI International, LLC. The UGI International 3.25% Senior Notes were repaid in December 2021.

UGI International Credit Facilities Agreement - A five-year unsecured senior facilities agreement entered into in October 2018, by UGI International, LLC comprising a €300 million term loan facility and a €300 million revolving credit facility, scheduled to expire in October 2023

UGI Performance Units - Unit awards that entitle the grantee to shares of UGI Common Stock or cash subject to service and market performance conditions

UGI Utilities Credit Agreement - A five-year unsecured revolving credit agreement entered into by UGI Utilities on June 27, 2019, providing for borrowings up to $350 million, including a letter of credit subfacility of up to $100 million, scheduled to expire in June 2024

USD - U.S. dollar

U.S. Pension Plans - Consists of (1) a defined benefit pension plan for employees hired prior to January 1, 2009 of UGI, UGI Utilities and certain of UGI’s other domestic wholly owned subsidiaries; and (2) a defined benefit pension plan for substantially all Mountaineer employees

Utilities Term Loan - A $125 million unsecured variable-rate term loan agreement entered into in October 2017, by UGI Utilities, Inc., which was amended in July 2022 to extend its maturity date from October 2022 to July 2027

VEBA - Voluntary Employees’ Beneficiary Association

WHO - World Health Organization

WVPSC - Public Service Commission of West Virginia

FORWARD-LOOKING INFORMATION

Information contained in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements use forward-looking words such as “believe,” “plan,” “anticipate,” “continue,” “estimate,” “expect,” “may,” or other similar words and terms of similar meaning, although not all forward-looking statements contain such words. These statements discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future. All forward-looking statements made in this Report rely upon the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you against relying on any forward-looking statement as these statements are subject to risks and uncertainties that may cause actual results to vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind our Risk Factors included in Item 1A herein and the following important factors that could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) weather conditions, including increasingly uncertain weather patterns due to climate change, resulting in reduced demand, the seasonal nature of our business, and disruptions in our operations and supply chain; (2) cost volatility and availability of energy products, including propane and other LPG, electricity, and natural gas, as well as the availability of LPG cylinders, and the capacity to transport product to our customers; (3) changes in domestic and foreign laws and regulations, including safety, health, tax, transportation, consumer protection, data privacy, accounting, and environmental matters, such as regulatory responses to climate change; (4) inability to timely recover costs through utility rate proceedings; (5) the impact of pending and future legal or regulatory proceedings, inquiries or investigations; (6) competitive pressures from the same and alternative energy sources; (7) failure to acquire new customers or retain current customers thereby reducing or limiting any increase in revenues; (8) liability for environmental claims; (9) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (10) adverse labor relations and our ability to address existing or potential workforce shortages; (11) customer, counterparty, supplier, or vendor defaults; (12) liability for uninsured claims and for claims in excess of insurance coverage, including those for personal injury and property damage arising from explosions, acts of war, terrorism, natural disasters, pandemics, and other catastrophic events that may result from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas and LPG in all forms; (13) transmission or distribution system service interruptions; (14) political, regulatory and economic conditions in the United States, Europe and other foreign countries, including uncertainties related to the war between Russia and Ukraine, the European energy crisis, and foreign currency exchange rate fluctuations, particularly the euro; (15) credit and capital market conditions, including reduced access to capital markets and interest rate fluctuations; (16) changes in commodity market prices resulting in significantly higher cash collateral requirements; (17) impacts of our indebtedness and the restrictive covenants in our debt agreements; (18) reduced distributions from subsidiaries impacting the ability to pay dividends or service debt; (19) changes in Marcellus and Utica Shale gas production; (20) the availability, timing and success of our acquisitions, commercial initiatives and investments to grow our businesses; (21) our ability to successfully integrate acquired businesses and achieve anticipated synergies; (22) the interruption, disruption, failure, malfunction, or breach of our information technology systems, and those of our third-party vendors or service providers, including due to cyber attack; (23) the inability to complete pending or future energy infrastructure projects; (24) our ability to achieve the operational benefits and cost efficiencies expected from the completion of pending and future business transformation initiatives, including the impact of customer service disruptions resulting in potential customer loss due to the transformation activities; (25) our ability to attract, develop, retain and engage key employees; (26) uncertainties related to a global pandemic, including the duration and/or impact of the COVID-19 pandemic; (27) the impact of proposed or future tax legislation; (28) the impact of declines in the stock market or bond market, and a low interest rate environment, on our pension liability; (29) our ability to protect our intellectual property; and (30) our ability to overcome supply chain issues that may result in delays or shortages in, as well as increased costs of, equipment, materials or other resources that are critical to our business operations.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. Any forward-looking statement speaks only as of the date on which such statement is made. We undertake no obligation (and expressly disclaim any obligation) to update publicly any forward-looking statement whether as a result of new information or future events except as required by the federal securities laws.

PART I:

ITEMS 1. AND 2. BUSINESS AND PROPERTIES
CORPORATE OVERVIEW

UGI Corporation is a holding company that, through subsidiaries and affiliates, distributes, stores, transports and markets energy products and related services. In the U.S., we own and operate (1) a retail propane marketing and distribution business,

(2) natural gas and electric distribution utilities, and (3) energy marketing (including RNG), midstream infrastructure, storage, natural gas gathering and processing, natural gas production, electricity generation and energy services businesses. In Europe, we market and distribute propane and other LPG, and market other energy products and services. Our subsidiaries and affiliates operate principally in the following four business segments:

•AmeriGas Propane
•UGI International
•Midstream & Marketing
•Utilities

The AmeriGas Propane segment consists of the propane distribution business of AmeriGas Partners, an indirect wholly owned subsidiary of UGI. The Partnership conducts its domestic propane distribution business through its principal operating subsidiary, AmeriGas OLP, and is the nation’s largest retail propane distributor based on the volume of propane gallons distributed annually. The general partner of AmeriGas Partners is our wholly owned subsidiary, AmeriGas Propane, Inc.

The UGI International segment consists of LPG distribution businesses conducted by our subsidiaries and affiliates in Austria, Belgium, the Czech Republic, Denmark, Finland, France, Hungary, Italy, Luxembourg, the Netherlands, Norway, Poland, Romania, Slovakia, Sweden, Switzerland and the United Kingdom. In addition, UGI International conducts an energy marketing business in France, Belgium and the Netherlands. Based on market volumes for 2021, which is the most recent information available, UGI International believes that it is the largest distributor of LPG in France, Austria, Belgium, Denmark, Luxembourg and Hungary and one of the largest distributors of LPG in Norway, Poland, the Czech Republic, Slovakia, the Netherlands and Sweden.

The Midstream & Marketing segment consists of energy-related businesses conducted by our indirect, wholly owned subsidiary, Energy Services. These businesses (i) conduct energy marketing, including RNG, in the Mid-Atlantic region of the United States and California, (ii) own and operate natural gas liquefaction, storage and vaporization facilities and propane-air mixing assets, (iii) manage natural gas pipeline and storage contracts, (iv) develop, own and operate pipelines, gathering infrastructure and gas storage facilities in the Marcellus and Utica Shale regions of Pennsylvania, eastern Ohio, and the panhandle of West Virginia, (v) own electricity generation facilities, and (vi) own RNG production facilities. Energy Services and its subsidiaries’ storage, LNG and portions of its midstream transmission operations are subject to regulation by the FERC.

The Utilities segment consists of the regulated natural gas (PA Gas Utility) and electric (Electric Utility) distribution businesses of our wholly owned subsidiary, UGI Utilities, and the regulated natural gas distribution business of our indirect, wholly owned subsidiary, Mountaineer. PA Gas Utility serves customers in eastern and central Pennsylvania and in portions of one Maryland county, and Mountaineer serves customers in West Virginia. Electric Utility serves customers in portions of Luzerne and Wyoming counties in northeastern Pennsylvania. PA Gas Utility is subject to regulation by the PAPUC and FERC and, with respect to its customers in Maryland, the MDPSC. Mountaineer is subject to regulation by the WVPSC and FERC. Electric Utility is subject to regulation by the PAPUC and FERC.

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

We identified and communicated to our investors three key elements that we believe will advance our strategy: (1) providing reliable earnings growth; (2) investing in renewable energy solutions; and (3) rebalancing our portfolio, with an emphasis on natural gas and renewable energy solutions. The following discussion highlights some of our key accomplishments in these areas during Fiscal 2022.

Reliable Earnings Growth

We are committed to consistently growing our earnings and plan to continue this growth through increased investments in our regulated utilities businesses, generating significant fee-based income in our Midstream and Marketing operations, and investing in high-growth and more weather resilient markets at our LPG businesses. We strive to be the preferred provider in all markets we serve and remain focused on making continuous improvements and focusing on growth across our business.

At our Utilities segment, we completed the acquisition of Mountaineer in Fiscal 2021 and continued integration efforts in Fiscal 2022. In September 2022, PA Gas Utility received PAPUC approval for a $49.45 million annual base distribution rate increase through a phased approach, with an increase of $38 million beginning in October 2022 and an additional increase of $11.45 million beginning in October 2023. In addition, PA Gas Utility is authorized to implement a weather normalization adjustment rider as a five-year pilot program beginning on the effective date of the new rates. See Note 9 to Consolidated Financial Statements for additional information. In addition, our natural gas businesses completed a number of transactions in the renewable energy space, which we believe will contribute to our earnings growth. For more information on these transactions, see “Investment in Renewable Energy” below.

At our Midstream & Marketing segment, Energy Services completed the acquisition of Stonehenge in January 2022. The Stonehenge business includes a natural gas gathering system located in Western Pennsylvania, comprised of more than 47 miles of pipeline and associated compression assets. This acquisition is consistent with our growth strategies, including our goal to expand our midstream natural gas gathering assets within the Appalachian basin production region. Our Midstream and Marketing business also continues to provide a stable earnings stream, which is underpinned by fee-based contracts from customers. This fee-based income is derived from fixed fee peaking, storage and gathering, and fixed rate, variable volume gathering and marketing transactions. In Fiscal 2022, approximately 84% of Midstream and Marketing’s total margin was fee-based.

In Fiscal 2022, AmeriGas Propane continued its expansion of its Cynch propane home delivery services, with Cynch now available in 25 cities as of September 30, 2022. Similarly, UGI International offers propane cylinder vending machines in several European countries. These programs are convenient for customers, and we believe they will position us for future growth.

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

In Fiscal 2022, we completed the following transactions, which we believe will provide a foundation for growth within the renewable energy space:

•Energy Services invested in a joint venture to develop dairy farm digester projects that produce RNG in upstate New York. In October 2021, Energy Services announced a project that includes the construction of a manure digester and gas upgrading equipment. Once completed, the project is expected to produce 55 million cubic feet of RNG annually. In September 2022, Energy Services announced a similar project that is expected to produce approximately 150 million cubic feet of RNG annually. The more than 200 million cubic feet of RNG produced annually from these two projects will be delivered to a local natural gas pipeline serving the regional distribution system.

•In October 2021, PA Gas Utility received regulatory approval from the PAPUC to purchase RNG as part of a five-year pilot program intended to explore how PA Gas Utility can integrate RNG into its supply portfolio to produce economic and environmental benefits for its customers. In January 2022, PA Gas Utility began accepting RNG into its pipeline distribution system pursuant to an interconnect agreement. When fully operational, the interconnect will be capable of accommodating up to 5.3 billion cubic feet of RNG supply each year. The introduction of RNG supply into PA Gas Utility’s distribution system provides benefits to the environment and to the communities we serve by lowering net carbon emissions. It is anticipated that this project will reduce CO2 emissions by an amount equivalent to removing 67,000 passenger vehicles over the course of a calendar year.

•In December 2021, UGI International received approval from the European Commission to launch a joint venture in calendar year 2022 to advance the production and use of rDME, a low-carbon sustainable liquid gas. We anticipate the development of up to six production plants within the next five years, targeting a total production capacity of 300,000 tons of rDME per year by 2027.

•In January 2022, UGI entered into a 15-year agreement to produce renewable fuels from renewable-ethanol in the U.S. and Europe. UGI expects to make investments to build and operate multiple production facilities over the next 15 years, significantly increasing the supply of renewable-propane and sustainable aviation fuel, with the goal of having the first production facility onstream in Fiscal 2024 with an annual production target of approximately 50 million gallons of combined renewable fuels.

•In February 2022, Pennant announced that it entered into a series of agreements to accept delivery of RNG into its natural gas gathering system. The project is scheduled to become operational in 2023. When fully operational, the Pennant system will take up to 6,500 Mcf (thousand cubic feet) per day of RNG supply. Energy Services will manage construction of an interconnecting pipeline and interconnection with Pennant.

•In February 2022, AmeriGas entered into a multi-year agreement to purchase and distribute renewable LPG. AmeriGas will leverage its supply and logistics infrastructure and sales and marketing teams to market and distribute renewable LPG to new and existing customers primarily in the state of California.

•In April 2022, Energy Services acquired a 33% equity interest in Ag-Grid Energy LLC (“Ag-Grid”), a renewable energy producer with projects in the U.S. Ag-Grid develops and operates small scale renewable power projects that support local energy demands while lowering emissions. Ag-Grid also has a strong pipeline of dairy and food waste digester projects that are expected to produce additional renewable power and RNG. Energy Services, through its subsidiary GHI, will be the exclusive off-taker and marketer of RNG for Ag-Grid.
•In May 2022, Energy Services entered into an agreement to fully fund the first set of RNG projects currently under development in South Dakota. In total, the project will represent over $70 million of investment, of which 100% of the funds will be provided by Energy Services. The first set of projects will be built at three farms and is expected to generate approximately 300 million cubic feet of RNG annually once completed in calendar year 2024. Dairy waste from the farms will be anaerobically digested and then piped to a central upgrading facility before it is delivered into the interstate natural gas system.

These projects provide a range of benefits, including reducing our carbon footprint while also addressing increased customer demand for low carbon energy sources, and we expect to continue to expand our renewable energy investments in the upcoming years.

Rebalancing Our Portfolio

In Fiscal 2019, we completed the AmeriGas Merger, whereby AmeriGas Partners became a wholly owned subsidiary of UGI and increased LPG’s contribution to UGI’s overall product mix. We announced our plan to rebalance our portfolio through both organic growth and investment in natural gas and renewable energy solutions.

In Fiscal 2022, we executed on our rebalancing strategy through several transactions and investments, including the Stonehenge Acquisition and the aforementioned investments in renewable energy. In addition to these transactions and investments, Utilities continued to execute on its infrastructure replacement and system betterment program, with record capital expenditures in Fiscal 2022 and additional expenditures expected in the coming years. Utilities remains on schedule to achieve its goal of replacing the cast iron portions of its gas mains by March 2027 and the bare steel portion of its gas mains by September 2041. We believe that the replacement of aging infrastructure results in increased contributions to rate base growth and also reduces emissions while improving operational efficiency.

Environmental Strategy

We believe that corporate sustainability is critical to our overall business success and we are committed to growing the Company in an environmentally responsible way. UGI’s environmental strategy is focused on three main areas: reducing our emissions; reducing our customers’ emissions affordably, reliably, and responsibly; and investing in renewable solutions. To support our strategy, we have made the following environmental commitments discussed below while also committing to continue to grow our earnings per share and dividends.

•Scope 1 Emissions Reduction Commitment – Reduce Scope 1 GHG emissions by 55% by 2025 (using Fiscal 2020 as a baseline). Our Scope 1 emissions reduction target does not include emissions from the Mountaineer Acquisition, which closed in September 2021. The emissions from the Pine Run acquisition, announced in February 2021, will be included in the baseline 2020 number as this investment will contribute to our goal. The 2020 base number also takes a five year emissions average from the Hunlock generation facility to account for year-over-year differences in run time.

•Methane Emissions Reduction Commitment – Reduce methane emissions by 92% by 2030 and 95% by 2040.

•Pipeline Replacement and Betterment Commitment – Replace all cast iron pipelines by 2027 and all bare steel by 2041. Our pipeline replacement and betterment activities better enable us to achieve our emissions reductions goals.

•Renewable Investment – Invest between $1 billion and $1.25 billion by 2025. Such renewable investments better enable us to achieve our emissions reductions goals.

We report our progress on the environmental goals and commitments annually in our Sustainability Reports, including our Scope 1 and 2 emissions, air quality impact, and water management efforts. Our Sustainability Reports may be accessed on our website under “ESG - Resources - Sustainability Reports.” Information published in our Sustainability Reports is not intended to be incorporated into this Report.

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

The Company’s corporate website can be found at www.ugicorp.com. Information on our website, including the information published in our Sustainability Reports, is not intended to be incorporated into this Report. The Company makes available free of charge at this website (under the “Investors - Financial Reports - SEC Filings and Proxies” caption) copies of its reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, including its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and its Current Reports on Form 8-K. The Company’s Principles of Corporate Governance, Code of Business Conduct and Ethics, and Supplier Code of Business Conduct and Ethics are available on the Company’s website under the caption “Company - Leadership and Governance - Governance Documents.” The charters of the Audit, Corporate Governance, Compensation and Management Development, Pension, and Safety, Environmental and Regulatory Compliance Committees of the Board of Directors are available on the Company’s website under the caption “Company - Leadership and Governance - Committees & Charters.” All of these documents are also available free of charge by writing to Director,

Investor Relations, UGI Corporation, P.O. Box 858, Valley Forge, PA 19482.

AMERIGAS PROPANE

Products, Services and Marketing

Our domestic propane distribution business is conducted through AmeriGas Propane. AmeriGas Propane serves nearly 1.3 million customers in all 50 states from approximately 1,400 propane distribution locations. Typically, propane distribution locations are in suburban and rural areas where natural gas is not readily available. Our local offices generally consist of operations facilities and propane storage. As part of its overall transportation and distribution infrastructure, AmeriGas Propane operates as an interstate carrier in all states throughout the continental U.S.

AmeriGas Propane sells propane primarily to residential, commercial/industrial, motor fuel, agricultural and wholesale customers. AmeriGas Propane distributed approximately 1 billion gallons of propane in Fiscal 2022. Approximately 85% of AmeriGas Propane’s Fiscal 2022 sales (based on gallons sold) was to retail accounts and approximately 15% was to wholesale accounts. Sales to residential customers in Fiscal 2022 represented approximately 30% of retail gallons sold; commercial/industrial customers 40%; motor fuel customers 21%; and agricultural customers 4%. Transport gallons, which are large-scale deliveries to retail customers other than residential, accounted for approximately 5% of Fiscal 2022 retail gallons. No single customer represents more than 5% of AmeriGas Propane’s consolidated revenues.

The ACE program continued to be an important element of AmeriGas Propane’s business in Fiscal 2022. At September 30, 2022, ACE cylinders were available at approximately 50,000 retail locations throughout the U.S. Sales of our ACE cylinders to retailers are included in commercial/industrial sales. The ACE program enables consumers to purchase or exchange propane cylinders at various retail locations such as home centers, gas stations, mass merchandisers and grocery and convenience stores. In addition, we continued to expand our Cynch propane home delivery service, which is now available in 25 cities as of September 30, 2022. We also supply retailers with large propane tanks to enable them to replenish customers’ propane cylinders directly at the retailers’ locations.

Residential and commercial customers use propane primarily for home heating, water heating and cooking purposes. Commercial users include hotels, restaurants, churches, warehouses and retail stores. Industrial customers use propane to fire furnaces, as a cutting gas and in other process applications. Other industrial customers are large-scale heating accounts and local gas utility customers that use propane as a supplemental fuel to meet peak load deliverability requirements. As a motor fuel, propane is burned in internal combustion engines that power school buses and other over-the-road vehicles, forklifts and stationary engines. Agricultural uses include tobacco curing, chicken brooding, crop drying and orchard heating. In its wholesale operations, AmeriGas Propane principally sells propane to large industrial end-users and other propane distributors.

Retail deliveries of propane are usually made to customers by means of bobtail and rack trucks. Propane is pumped from the bobtail truck, which generally holds 2,400 to 3,000 gallons of propane, into a stationary storage tank on the customer’s premises. AmeriGas Propane owns most of these storage tanks and leases them to its customers. The capacity of these tanks ranges from approximately 120 gallons to approximately 1,200 gallons. AmeriGas Propane also delivers propane in portable cylinders, including ACE and motor fuel cylinders. Some of these deliveries are made to the customer’s location where cylinders are either picked up or replenished in place.

During Fiscal 2022, we made technology and other investments to promote the safety of our employees and the communities we serve. For example, (i) we continued installing cameras in our delivery and service vehicles to facilitate in-cab coaching capabilities, among other functionality, and (ii) we continued to install fall protection towers on rail terminals that are designed to prevent employees from falling during the process of offloading propane into bulk storage.

Propane Supply and Storage

The U.S. propane market has approximately 170 domestic and international sources of supply, including the spot market. Supplies of propane from AmeriGas Propane’s sources historically have been readily available. In recent years, certain geographies experienced varying levels of reduced propane availability as a result of transportation issues within the supply chain. In response to these supply and transportation challenges, AmeriGas Propane utilized a combination of increased regional storage as well as rail and transport supply from different origins to offset localized supply/demand imbalances.

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

During Fiscal 2022, approximately 99% of AmeriGas Propane’s propane supply was purchased under supply agreements with terms of one to three years. Although no assurance can be given that supplies of propane will be readily available in the future, management currently expects to be able to secure adequate supplies during Fiscal 2023. If supply from major sources were interrupted, however, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, margins could be adversely affected. In Fiscal 2022, AmeriGas Propane derived approximately 13% of its propane supply from Enterprise Products Operating LLC, and approximately 10% of its propane supply from each of Crestwood Services LLC and Targa Liquids Marketing and Trade LLC. No other single supplier provided more than 10% of AmeriGas Propane’s total propane supply in Fiscal 2022. In certain geographic areas, however, a single supplier provides more than 50% of AmeriGas Propane’s requirements. Disruptions in supply in these areas could also have an adverse impact on AmeriGas Propane’s margins.

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

Retail propane industry volumes have been declining for several years and no or modest growth in total demand is foreseen in the next several years. Therefore, AmeriGas Propane’s ability to grow within the industry is dependent on the success of its sales and marketing programs designed to attract and retain customers, the success of business transformation initiatives, its ability to achieve internal growth, which includes the continuation of the ACE, Cynch and National Accounts programs (through which multi-location propane users enter into a single AmeriGas Propane supply agreement rather than agreements with multiple suppliers), and its ability to acquire other retail distributors. The failure of AmeriGas Propane to retain and grow its customer base would have an adverse effect on its long-term results.

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

In Fiscal 2022, AmeriGas Propane’s retail propane sales totaled approximately 890 million gallons. Based on the most recent annual survey by the Propane Education & Research Council, 2020 domestic retail propane sales (annual sales for other than chemical uses) in the U.S. totaled approximately 9.4 billion gallons. Based on LP-GAS magazine rankings, 2020 sales volume of the ten largest propane distribution companies (including AmeriGas Propane) represented approximately 33% of domestic retail propane sales.

Properties

As of September 30, 2022, AmeriGas Propane owned approximately 87% of its 525 local offices throughout the country. The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2022, the Partnership operated a transportation fleet with the following assets:

Approximate Quantity & Equipment Type		% Owned	% Leased
870	Trailers	69%	31%
320	Tractors	1%	99%
680	Railroad tank cars	0%	100%
2,520	Bobtail trucks	7%	93%
320	Rack trucks	14%	86%
2,950	Service and delivery trucks	14%	86%

Other assets owned at September 30, 2022 included approximately 934,000 stationary storage tanks with typical capacities of more than 120 gallons, approximately 4.3 million portable propane cylinders with typical capacities of 1 to 120 gallons, 21 terminals and 11 transflow units.

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

Seasonality

Because many customers use propane for heating purposes, AmeriGas Propane’s retail sales volume is seasonal. During Fiscal 2022, approximately 64% of the Partnership’s retail sales volume occurred, and substantially all of AmeriGas Propane’s operating income was earned, during the peak heating season from October through March. As a result of this seasonality, revenues are typically higher in AmeriGas Propane’s first and second fiscal quarters (October 1 through March 31). Cash receipts are generally greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season. As a result of the AmeriGas Merger, we expect that UGI will continue to derive a greater percentage of its earnings during the peak heating season of October through March as well. For more information on the risks associated with the seasonality of our business, see “Risk Factors - Our business is seasonal and decreases in the demand for our energy products and services because of warmer-than-normal heating season weather or unfavorable weather conditions may adversely affect our results of operations.”

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

AmeriGas Propane is investigating and remediating contamination at a number of present and former operating sites in the U.S., including sites where its predecessor entities operated MGPs. CERCLA and similar state laws impose joint and several liability on certain classes of persons considered to have contributed to the release or threatened release of a “hazardous substance” into the environment without regard to fault or the legality of the original conduct. Propane is not a hazardous substance within the meaning of CERCLA.

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

Employees

The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 2022, the General Partner had approximately 4,700 employees, including more than 150 part-time, seasonal and temporary employees, working on behalf of the Partnership. UGI also performs, and is reimbursed for, certain financial and administrative services on behalf of the Partnership and AmeriGas OLP.

UGI INTERNATIONAL

UGI International, through its subsidiaries and affiliates, conducts (i) an LPG distribution business in 17 countries throughout Europe (Austria, Belgium, the Czech Republic, Denmark, Finland, France, Hungary, Italy, Luxembourg, the Netherlands, Norway, Poland, Romania, Slovakia, Sweden, Switzerland and the United Kingdom), and (ii) an energy marketing business in France, Belgium and the Netherlands. Based on market volumes for 2021, which is the most recent information available, UGI International believes that it is the largest distributor of LPG in France, Austria, Belgium, Denmark, Luxembourg and Hungary and one of the largest distributors of LPG in Norway, Poland, the Czech Republic, Slovakia, the Netherlands and Sweden.
Products, Services and Marketing
LPG Distribution Business
During Fiscal 2022, UGI International sold approximately 990 million gallons of LPG throughout Europe. UGI International operates under six distinct LPG brands, and its customer base primarily consists of residential, commercial, industrial, agricultural, wholesale and automobile fuel (‘‘autogas’’) customers that use LPG for space heating, cooking, water heating, motor fuel, leisure activities, crop drying, irrigation, construction, power generation, manufacturing and as an aerosol propellant. For Fiscal 2022, 45% of UGI International’s LPG volume was sold to commercial and industrial customers, 18% was sold to residential, 11% was sold to agricultural and 26% was sold to wholesale and other customers (including autogas). UGI International supplies LPG to its customers in small, medium and large bulk tanks at their locations. In addition to bulk sales, UGI International sells LPG in cylinders through retail outlets, such as supermarkets, individually owned stores and gas stations and directly to businesses that operate LPG-powered forklifts. Sales of LPG are also made to service stations to fuel vehicles that run on LPG. UGI International’s Fiscal 2022 LPG sales (based on volumes) were attributed to bulk, cylinder, wholesale and autogas. For Fiscal 2022, no single customer represented more than 5% of UGI International’s revenues.
Bulk
Approximately 62% of UGI International’s Fiscal 2022 LPG sales (based on volumes) were attributed to bulk customers. UGI International classifies its bulk customers as small, medium or large bulk, depending upon volume consumed annually at the customer locations. Based on volumes consumed, small bulk customers are primarily residential and small business users, such as restaurants, that use LPG mainly for heating and cooking. Medium bulk customers consist mainly of large residential housing developments, hospitals, hotels, municipalities, medium-sized industrial enterprises and poultry brooders. Large bulk customers include agricultural customers (including crop drying) and companies that use LPG in their industrial processes. UGI International had approximately 504,000 bulk LPG customers and sold 617 million gallons of bulk LPG during Fiscal 2022.
Cylinder
Approximately 15% of UGI International’s Fiscal 2022 LPG sales (based on volumes) were attributed to cylinder customers. UGI International sells LPG in both steel and composite cylinders and typically owns the cylinders in which the LPG is sold. The principal end-users of cylinders are residential customers who use LPG for domestic applications, such as cooking and heating. Non-residential uses include fuel for forklift trucks, road construction and welding. At September 30, 2022, UGI International had more than 20 million cylinders in circulation and sold approximately 151 million gallons of LPG in cylinders during Fiscal 2022. UGI International also delivers LPG to wholesale and retail customers in cylinders, including through the use of vending machines.
Wholesale, Autogas and Other Services
Approximately 19% of UGI International’s Fiscal 2022 LPG sales (based on volumes) were to wholesale customers (including small competitors and large industrial customers), and approximately 3% of Fiscal 2022 LPG sales (based on volumes) were to autogas customers. UGI International also provides logistics, storage and other services to third-party LPG distributors.

Energy Marketing Business
In Fiscal 2022, UGI International marketed and supplied natural gas and electricity to small and medium enterprises, schools and municipalities through third-party distribution systems in France, Belgium, the Netherlands and the United Kingdom. During Fiscal 2022, UGI International announced that it was conducting a strategic review of its energy marketing business in Europe and considering all options related to the continuation of the business, including a sale or wind-down. In October 2022, UGI International sold its energy marketing business located in the United Kingdom, and in November 2022, UGI International announced its intent to sell its energy marketing business located in France. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview – Recent Developments.”

LPG Supply, Storage and Transportation
UGI International is typically party to term contracts, with more than 45 different suppliers, including producers and international oil and gas trading companies, to meet LPG supply requirements throughout Europe. LPG supply is transported via rail and sea, and by road for shorter distances. Agreements are generally one-year terms with pricing based on internationally quoted market prices. Additionally, LPG is purchased on the European spot markets to manage supply needs. In certain geographic areas (the United Kingdom), a single supplier may provide 50% or more of UGI International’s requirements. Because UGI International’s profitability is sensitive to changes in wholesale LPG costs, UGI International generally seeks to pass on increases in the cost of LPG to its customers. There can be no assurance, however, that UGI International will always be able to pass on product cost increases fully, or keep pace with such increases, particularly when product costs rise rapidly. Product cost increases can be triggered by periods of severe cold weather, supply interruptions, increases in the prices of base commodities such as crude oil and natural gas, or other unforeseen events.
During Fiscal 2022, we experienced a significant increase in natural gas prices in Europe due to a shortage in natural gas supply exacerbated by the war between Russia and Ukraine. The severity and longevity of reductions has been varied across the European market. Production has returned to normal at some refineries, while other refineries continue to operate at lower rates and some have permanently ceased operations. The significant increase in European natural gas prices has resulted in refineries substituting a portion of their natural gas refinery fuels with LPG leading to a decrease in some areas in the availability of LPG. In addition, gas processing plants supplying the United Kingdom and Norway markets are injecting LPG into the natural gas grid, decreasing the overall supply of LPG from the gas processing plants.

UGI International stores LPG at various storage facilities and terminals located across Europe and has interests in both primary storage facilities and secondary storage facilities. LPG stored in primary storage facilities is transported to smaller storage facilities by rail and road. At secondary storage facilities, LPG is loaded into cylinders or trucks equipped with tanks and then is delivered to customers. UGI International also manages an extensive logistics and transportation network and has access to seaborne import facilities.

UGI International transports LPG to customers primarily through outsourced transportation providers to serve both bulk and cylinder markets. UGI International has long-term relationships with many providers of logistics and transportation services in most of its markets, and is not dependent on the services of any single transportation provider.
Trade Names, Trade and Service Marks

UGI International protects its intellectual property rights through tradenames, trade and service marks and foreign intellectual property laws. UGI International and its subsidiaries utilize a variety of tradenames, including, but not limited to, AmeriGas (Poland), Antargaz, AvantiGas, FLAGA, Kosan Gas and UniverGas, and related service marks to market its LPG products and services and energy marketing services. UGI International and its subsidiaries currently have tradenames, trade and service marks registered in various countries. UGI International’s trademarks, tradenames and other proprietary rights are valuable assets and we believe that they have significant value in the marketing of our products and services.

Competition and Seasonality
The LPG markets in western and northern Europe are mature, with modest declines in total demand due to competition with other fossil fuels and other energy sources, conservation and macroeconomic conditions. Sales volumes are affected principally by the severity of the weather and customer migration to alternative energy forms, including natural gas, electricity, heating oil and wood. High LPG prices also may result in slower than expected growth due to customer conservation and customers seeking less expensive alternative energy sources. Conversely, high natural gas prices versus LPG prices over a period of time will result in customers seeking to migrate to LPG. In addition, government policies and incentives that favor alternative energy sources, such as heat pumps as well as wind and solar sources, can result in customers migrating to energy sources other than LPG. In addition to price, UGI International competes for customers in its various markets based on contract terms. UGI

International competes locally as well as regionally in many of its service territories. Additionally, particularly in France, although UGI International supplies certain supermarket chains, it also competes with some of these supermarket chains that affiliate with LPG distributors to offer their own brands of cylinders. UGI International seeks to increase demand for its LPG cylinders through marketing and product innovations, such as the use of automatic vending machines.

In its energy marketing business, UGI International competes against small- and medium-sized enterprise providers of natural gas and electricity in four countries in Europe where the markets have been deregulated for at least ten years. The recent geopolitical events in Europe have substantially impacted the natural gas and electricity markets during Fiscal 2022, with unprecedented price increases and volatility affecting the whole sector.

Because many of UGI International’s customers use LPG for heating, sales volume is affected principally by the severity of the temperatures during the heating season months and traditionally fluctuates from year-to-year in response to variations in weather, prices and other factors, such as conservation efforts and the economic environment. During Fiscal 2022, approximately 62% of UGI International’s retail sales volume occurred during the peak heating season from October through March. As a result of this seasonality, revenues are typically higher in UGI International’s first and second fiscal quarters (October 1 through March 31). For historical information on weather statistics for UGI International, see ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
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
EU Carbon Neutral Target

In December 2019, EU leaders endorsed the objective of achieving a climate-neutral EU by 2050, with net-zero GHG emissions, and in July 2021, the European Commission adopted the European Climate Law to write this target into the law. The European Climate Law also includes a 2030 GHG reduction target of at least 55% below 1990 levels as an intermediate target. These targets are legally binding and based on an impact assessment conducted by the Commission.

Data Privacy
The EU adopted the GDPR, which became effective in May 2018. The GDPR expanded the EU data protection laws to all companies processing data of EU residents. It primarily focuses on unifying and strengthening the regulations dealing with the collection, processing, use and security of personal and sensitive data.
Properties
In addition to regional headquarter locations and sales offices throughout its service territory, UGI International has interests in ten primary storage facilities and more than 80 secondary storage facilities.
Employees
At September 30, 2022, UGI International had approximately 2,600 employees.

MIDSTREAM & MARKETING

Retail Energy Marketing

Our retail energy marketing business is conducted through Energy Services and its subsidiaries and sells natural gas, RNG, liquid fuels and electricity to approximately 12,400 residential, commercial and industrial customers at approximately 42,000 locations. We (i) serve customers in all or portions of Pennsylvania, New Jersey, Delaware, New York, Ohio, Maryland, Virginia, North Carolina, South Carolina, Massachusetts, New Hampshire, Rhode Island, California and the District of Columbia, (ii) distribute natural gas through the use of the distribution systems of 48 local gas utilities, and (iii) supply power to customers through the use of the transmission and distribution lines of 20 utility systems.

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

In addition, Energy Services sells LNG to customers for use by trucks, drilling rigs, other motor vehicles and facilities located off the natural gas grid. In Fiscal 2022, our Midstream & Marketing segment also managed natural gas pipeline and storage contracts for utility company customers, including UGI Utilities.

Natural Gas and Propane Storage

Energy Services and its subsidiaries own propane storage and propane-air mixing stations in Bethlehem, Reading, Hunlock Creek and White Deer, Pennsylvania. Energy Services and its subsidiaries also operate propane storage, rail transshipment terminals and propane-air mixing stations in Steelton and Williamsport, Pennsylvania. These assets are used in Midstream & Marketing’s energy peaking business that provides supplemental energy, primarily LNG and propane-air mixtures, to gas utilities at times of high demand (generally during periods of coldest winter weather).

A wholly owned subsidiary of Energy Services owns and operates underground natural gas storage and related high pressure pipeline facilities, which have FERC approval to sell storage services at market-based rates. The storage facilities are located in the Marcellus Shale region of north-central Pennsylvania and have a total storage capacity of 15 million dekatherms and a maximum daily withdrawal quantity of 224,000 dekatherms. In Fiscal 2022, Energy Services leased approximately 72% of the firm capacity at its underground natural gas facilities to third parties.

Gathering Systems and Pipelines

Energy Services operates the Auburn gathering system in the Marcellus Shale region of northeastern Pennsylvania with a total pipeline system capacity of 635,000 dekatherms per day. The gathering system delivers into both the Tennessee Gas and Transcontinental Gas pipelines and receives gas from Tennessee Gas Pipeline as part of a capacity lease with UGI Utilities. Energy Services also operates a 6.5-mile pipeline, known as the Union Dale pipeline, that gathers gas in Susquehanna County and has a capacity of 100,000 dekatherms per day. In addition, Energy Services owns and operates approximately 87 miles of natural gas gathering lines, dehydration and compression facilities, known as Texas Creek, Marshlands, and Ponderosa, located in Bradford, Tioga, Lycoming, Potter and Clinton Counties, Pennsylvania. The combined capacity of these three systems is more than 250,000 dekatherms per day.

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

Energy Services’ subsidiary, UGI Appalachia, consists of six natural gas gathering systems with approximately 305 miles of natural gas gathering pipelines and gas compressors and one processing plant in southwestern Pennsylvania, eastern Ohio, and the panhandle of West Virginia. In Fiscal 2022, Energy Services also acquired the remaining ownership interest in Pennant, a natural gas gathering system located in northeast Ohio and western Pennsylvania, and now has 100% ownership interest in Pennant. The UGI Appalachia assets provide natural gas gathering and processing services in the Appalachian Basin with gathering capacity of approximately 2,808,000 dekatherms per day and processing capacity of approximately 240,000 dekatherms per day.

In Fiscal 2021, a subsidiary of Energy Services entered into a joint venture with Stonehenge to acquire Pine Run Midstream, LLC. Energy Services owns approximately 49% of the joint venture with Stonehenge, and Stonehenge operates the system. The system is comprised of approximately 42 miles of pipeline, 43,125 HP of installed compression and dedicated production of 54,000 gross acres. The system is attached to another gathering system owned by Energy Services.

In January 2022, Energy Services acquired Stonehenge Appalachia, LLC from Stonehenge Energy Holdings, LLC and subsequently renamed the system “Moraine East”. The system consists of 47 miles of pipeline and associated compression assets.

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

Through our wholly owned subsidiary, GHI, Energy Services has the capability to source and deliver RNG to customers throughout the U.S. GHI currently delivers RNG to transportation fleets for utilization in their compressed natural gas and LNG fueled vehicles, resulting in the creation and monetization of California Low Carbon Fuel Standard and Renewable Fuel Standard Renewable Identification Numbers. GHI competes with other RNG marketers and brokers on the basis of price, customer service and reliability. Further, our Midstream & Marketing segment competes with other RNG project developers, which has recently become more competitive. We compete to acquire the projects from the feedstock generators, which are typically farmers (for manure digesters) and landfill operators. Competitive offerings include equity offerings, feedstock payment and royalties. In addition, there has been significant consolidation over the past year with both agricultural and landfill RNG project owners/developers.

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

Midstream & Marketing’s midstream assets include natural gas gathering pipelines and compression and processing in northeastern Pennsylvania, southwestern Pennsylvania, eastern Ohio and the panhandle of West Virginia that are regulated under federal pipeline safety laws and subject to operational oversight by both the Pipeline and Hazardous Materials Safety Administration and the state public utility commissions for the states in which the specific pipelines are located.

Certain of our Midstream & Marketing and RNG businesses are subject to various federal, state and local environmental, safety and transportation laws and regulations governing the storage, distribution and transportation of propane and the operation of bulk storage LPG terminals. These laws include, among others, the Resource Conservation and Recovery Act, CERCLA, the Clean Air Act, OSHA, the Homeland Security Act of 2002, the Emergency Planning and Community Right-to-Know Act, the Clean Water Act and comparable state statutes. CERCLA imposes joint and several liability on certain classes of persons considered to have contributed to the release or threatened release of a “hazardous substance” into the environment without regard to fault or the legality of the original conduct. With respect to the operation of natural gas gathering and transportation pipelines, Energy Services also is required to comply with the provisions of the Pipeline Safety Improvement Act of 2002 and the regulations of the DOT.

Our Midstream & Marketing’s electricity generation assets own electric generation facilities that are within the control area of PJM and are dispatched in accordance with a FERC-approved open access tariff and associated agreements administered by PJM. UGID is the entity designated for dispatching and financially settling all company owned generation and receives certain revenues collected by PJM, determined under an approved rate schedule.  Like Energy Services, UGID has a tariff on file with FERC pursuant to which it may make power sales to wholesale customers at market-based rates, and FERC has approved UGID’s market-based rate authority through 2023. UGID is also subject to FERC reporting requirements, market manipulation rules and other FERC enforcement and regulatory powers.

Employees

At September 30, 2022, Midstream & Marketing had approximately 370 employees.

UTILITIES

PA GAS UTILITY

PA Gas Utility consists of the regulated natural gas distribution business of our subsidiary, UGI Utilities. PA Gas Utility serves customers in eastern and central Pennsylvania and in portions of one Maryland county, and therefore is regulated by the PAPUC and, with respect to its customers in Maryland, the MDPSC.

Service Area; Revenue Analysis

PA Gas Utility provides natural gas distribution services to approximately 677,000 customers in certificated portions of 46 eastern and central Pennsylvania counties through its distribution system. Contemporary materials, such as plastic or coated steel, comprise approximately 92% of PA Gas Utility’s more than 12,500 miles of gas mains, with bare steel pipe comprising approximately 7% and cast iron pipe comprising approximately 1% of PA Gas Utility’s gas mains. In accordance with PA Gas Utility’s agreement with the PAPUC, PA Gas Utility will replace the cast iron portion of its gas mains by March 2027 and the bare steel portion of its gas mains by September 2041. Located in PA Gas Utility’s service area are major production centers for basic industries such as specialty metals, aluminum, glass, paper product manufacturing and several power generation facilities. PA Gas Utility also distributes natural gas to more than 550 customers in portions of one Maryland county.

System throughput (the total volume of gas sold to or transported for customers within PA Gas Utility’s distribution system) for Fiscal 2022 was approximately 314 Bcf. System sales of gas accounted for approximately 19% of system throughput, while gas transported for residential, commercial and industrial customers who bought their gas from others accounted for approximately 81% of system throughput.

Sources of Supply and Pipeline Capacity

PA Gas Utility is permitted to recover all prudently incurred costs of natural gas it sells to its customers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Disclosures” and Note 9 to Consolidated Financial Statements. PA Gas Utility meets its service requirements by utilizing a diverse mix of natural gas purchase contracts with marketers and producers, along with storage and transportation service contracts. These arrangements enable PA Gas Utility to purchase gas from Marcellus, Gulf Coast, Mid-Continent, and Appalachian sources. For its transportation and storage functions, PA Gas Utility has long-term agreements with a number of pipeline companies, including Texas Eastern Transmission, LP, Columbia Gas Transmission, LLC, Transcontinental Gas Pipeline Company, LLC, Eastern Gas Transmission and Storage, Inc., Tennessee Gas Pipeline Company, L.L.C., and Energy Services and its subsidiaries (including UGI Storage Company and UGI Sunbury, LLC).

Gas Supply Contracts

During Fiscal 2022, PA Gas Utility purchased approximately 83 Bcf of natural gas for sale to retail core-market customers (principally comprised of firm- residential, commercial and industrial customers that purchase their gas from PA Gas Utility) and off-system sales customers. Approximately 98% of the volumes purchased were supplied under agreements with ten suppliers, with the remaining volumes supplied by 20 producers and marketers. Gas supply contracts for PA Gas Utility are generally no longer than 12 months. PA Gas Utility also has long-term contracts with suppliers for natural gas peaking supply during the months of November through March.

Seasonality

Because many of its customers use natural gas for heating purposes, PA Gas Utility’s sales are seasonal. For Fiscal 2022, approximately 59% of PA Gas Utility’s sales volume was supplied, and approximately 85% of PA Gas Utility’s operating income was earned, during the peak heating season from October through March.

Competition

Natural gas is a fuel that competes with electricity and oil and, to a lesser extent, with propane and coal. Competition among these fuels is primarily a function of their comparative price and the relative cost and efficiency of the equipment. Natural gas generally benefits from a competitive price advantage over oil, electricity and propane. Fuel oil dealers compete for customers in all categories, including industrial customers. PA Gas Utility responds to this competition with marketing and sales efforts designed to retain, expand and grow its customer base.

In substantially all of its service territories, PA Gas Utility is the only regulated gas distribution utility having the right, granted by the PAPUC or by law, to provide gas distribution services. All of PA Gas Utility’s customers, including core-market customers, have the right to purchase gas supplies from entities other than natural gas distribution utility companies.

A number of PA Gas Utility’s commercial and industrial customers have the ability to switch to an alternate fuel at any time and, therefore, are served on an interruptible basis under rates that are competitively priced with respect to the alternate fuel. Margin from these customers, therefore, is affected by the difference or “spread” between the customers’ delivered cost of gas and the customers’ delivered cost of the alternate fuel, the frequency and duration of interruptions, and alternative firm service options. See “Utilities Regulation - State Utility Regulation - PA Gas Utility.”

Approximately 70% of PA Gas Utility’s annual throughput volume for commercial and industrial customers includes non-interruptible customers with firm rates at locations that afford them the opportunity of seeking transportation service directly from interstate pipelines, thereby bypassing PA Gas Utility. In addition, nearly three percent of PA Gas Utility’s annual throughput volume for commercial and industrial customers is from customers who are served under interruptible rates and are also in a location near an interstate pipeline. During Fiscal 2022, PA Gas Utility had 17 such customers, 14 of which have transportation contracts extending beyond Fiscal 2023. The majority of these customers are served under transportation contracts having three to 20-year terms and all are among the largest customers for PA Gas Utility in terms of annual volumes. No single customer represents, or is anticipated to represent, more than five percent of PA Gas Utility’s total revenues.

Outlook for Gas Service and Supply

PA Gas Utility anticipates having adequate pipeline capacity, peaking services and other sources of supply available to it to meet the full requirements of all firm customers on its system through Fiscal 2023. Supply mix is diversified, market priced and delivered pursuant to a number of long-term and short-term primary firm transportation and storage arrangements, including transportation contracts held by some of PA Gas Utility’s larger customers and natural gas suppliers serving customers on PA Gas Utility’s distribution system.

During Fiscal 2022, PA Gas Utility supplied transportation service to 11 electric generation facilities and 28 major co-generation facilities. PA Gas Utility continues to seek new residential, commercial and industrial customers for both firm and interruptible service. In Fiscal 2022, PA Gas Utility connected more than 1,300 new commercial and industrial customers. In the residential market sector, PA Gas Utility added more than 11,500 residential heating customers during Fiscal 2022. Approximately 50% of these customers converted to natural gas heating from other energy sources, mainly oil and electricity. New home construction and existing non-heating gas customers who added gas heating systems to replace other energy sources primarily accounted for the other residential heating connections in Fiscal 2022.

PA Gas Utility continues to monitor and participate, where appropriate, in rulemaking and individual rate and tariff proceedings before FERC affecting the rates and the terms and conditions under which PA Gas Utility transports and stores natural gas using interstate natural gas pipelines. Among these proceedings are those arising out of certain FERC orders and/or pipeline filings that relate to (i) the pricing of pipeline services in a competitive energy marketplace, (ii) the flexibility of the terms and conditions of pipeline service tariffs and contracts, and (iii) pipelines’ requests to increase their base rates, or change the terms and conditions of their storage and transportation services.

PA Gas Utility’s objective in negotiations with providers of gas supply resources, and in proceedings before regulatory agencies, is to ensure availability of supply, transportation and storage alternatives to serve market requirements at the lowest cost possible, taking into account the need for safety, security and reliability of supply. Consistent with that objective, PA Gas Utility negotiates certain terms of firm transportation capacity on all pipelines serving it, arranges for appropriate storage and peak-shaving resources, negotiates with producers for competitively priced gas purchases and participates in regulatory proceedings related to transportation rights and costs of service.

At September 30, 2022, PA Gas Utility had nearly 1,600 employees.

MOUNTAINEER

In September 2021, we completed the Mountaineer Acquisition, whereby Mountaineer Gas Company became an indirect, wholly owned subsidiary of UGI. Mountaineer provides a regulated natural gas distribution business to approximately 214,000 customers in 50 of West Virginia’s 55 counties. Mountaineer’s system is comprised of approximately 6,200 miles of distribution, transmission and gathering pipelines. Contemporary materials, such as plastic or coated steel, comprise approximately 75% of Mountaineer’s gas mains, with bare steel pipe comprising the remaining 25%.

As of September 30, 2022, Mountaineer’s customer base was approximately 90% residential, and 10% commercial and industrial customers, with throughput volumes consisting of approximately 28% residential, 35% commercial and 37% industrial and other. Because many of its customers use gas for heating purposes, Mountaineer’s sales are seasonal. For Fiscal 2022, approximately 65% of Mountaineer’s sales volume (including transport volumes) was supplied, and 131% of

Mountaineer’s operating income was earned, during the peak heating season from October through March. No single customer represents, or is anticipated to represent, more than five percent of Mountaineer’s total revenues.

System throughput (the total volume of gas sold to or transported for customers within Mountaineer’s distribution system) for Fiscal 2022 was approximately 49 Bcf. Retail core-market sales of gas accounted for approximately 43% of system throughput, while gas transported for commercial and industrial customers who bought their gas from others accounted for nearly 57% of system throughput. Mountaineer anticipates having adequate pipeline capacity, peaking services and other sources of supply available to it to meet the full requirements of all firm customers on its system through Fiscal 2023.

Approximately 50% of Mountaineer’s annual throughput volume for commercial and industrial customers represents customers who are served under interruptible rates and are also in a location near an interstate pipeline. As of September 30, 2022, Mountaineer had 19 such customers, one of which has a transportation contract extending beyond September 30, 2023. The majority of these customers, including 11 of Mountaineer’s largest customers in terms of annual volumes, are served under evergreen transportation contracts having a 30- to 180-day termination notice.

Mountaineer meets its service requirements by utilizing a diverse mix of natural gas purchase contracts with marketers and producers, along with storage and transportation service contracts. During Fiscal 2022, Mountaineer purchased approximately 22 Bcf of natural gas for sale to retail core-market customers (principally comprised of firm- residential, commercial and industrial customers that purchase their gas from Mountaineer). Approximately 75% of the volume purchased was supplied under agreements with ten suppliers, with the remaining volumes supplied by various producers and marketers. Gas supply contracts for Mountaineer are generally evergreen agreements with a 30-day termination notice.

At September 30, 2022, Mountaineer had more than 460 employees.

ELECTRIC UTILITY

Electric Utility supplies electric service to approximately 62,600 customers in portions of Luzerne and Wyoming counties in northeastern Pennsylvania through a system consisting of over 2,560 miles of transmission and distribution lines and 14 substations. For Fiscal 2022, approximately 58% of sales volume came from residential customers, 31% from commercial customers and 11% from industrial and other customers. During Fiscal 2022, ten retail electric generation suppliers provided energy for customers representing approximately 21% of Electric Utility’s sales volume.  At September 30, 2022, UGI Utilities’ electric utility operations had approximately 80 employees.

UTILITIES REGULATION

State Utility Regulation

PA Gas Utility

PA Gas Utility is subject to regulation by the PAPUC as to rates, terms and conditions of service, accounting matters, issuance of securities, contracts and other arrangements with affiliated entities, gas safety and various other matters. Rates that PA Gas Utility may charge for gas service come in two forms: (i) rates designed to recover PGCs; and (ii) rates designed to recover costs other than PGCs. Rates designed to recover PGCs are reviewed in PGC proceedings. Rates designed to recover costs other than PGCs are primarily established in general base rate proceedings.

Act 11 authorized the PAPUC to permit electric and gas distribution companies, between base rate cases and subject to certain conditions, to recover reasonable and prudent costs incurred to repair, improve or replace eligible property through a DSIC assessed to customers. Among other requirements, DSICs are subject to reconciliation of over-/under- collection, quarterly adjustment and are capped at five percent of total customer charges absent a PAPUC-granted exception. In addition, Act 11 requires affected utilities to obtain approval of LTIIPs from the PAPUC. Act 11 also authorized electric and gas distribution companies to utilize a fully projected future test year when establishing rates in base rate cases before the PAPUC.

On August 21, 2019, PA Gas Utility filed a consolidated LTIIP designed for the 2020-2024 calendar years, during which PA Gas Utility projects spending $1.265 billion on DSIC-eligible property. PA Gas Utility’s filing was approved by the PAPUC in an order entered December 19, 2019.

On October 8, 2020, the PAPUC issued a final order approving a settlement of a base rate proceeding by PA Gas Utility that permitted PA Gas Utility to utilize a two-step phase-in of a $20 million base distribution revenue increase, with $10 million effective January 1, 2021, and the remaining $10 million effective July 1, 2021. The settlement also provided enhanced

COVID-19 related consumer protections and allowed PA Gas Utility future regulatory asset recovery of COVID-19 related costs, such as greater-than-budgeted uncollectible accounts expense and other COVID-19 related operating costs.

With the approval of new base distribution rates on October 8, 2020, DSIC-eligible property and associated revenue requirements were rolled into base distribution rates. The final order issued by the PAPUC approved the settlement of the base rate proceeding and authorized PA Gas Utility to reinstitute a DSIC surcharge once PA Gas Utility’s total property, plant and equipment less accumulated depreciation reached $2.875 billion. This threshold was achieved in December 2020, and PA Gas Utility implemented a DSIC surcharge effective April 1, 2021.

On September 15, 2022, the PAPUC issued a final order approving a settlement of a base rate proceeding by PA Gas Utility that permitted PA Gas Utility to implement a $49 million annual base distribution rate increase through a phased approach, with $38 million beginning October 29, 2022 and an additional $11 million beginning October 1, 2023. In accordance with the terms of the final order, PA Gas Utility will not be permitted to file a rate case prior to January 1, 2024. PA Gas Utility is authorized to implement a weather normalization adjustment rider as a five-year pilot program beginning on the effective date of the new rates. Under this rider, customer billings for distribution services will be adjusted monthly to reflect normal weather conditions if weather deviates more than three percent from normal. Additionally, under the terms of the final order, PA Gas Utility is authorized to implement a DSIC once its total property, plant and equipment less accumulated depreciation reaches $3.368 billion. This threshold was achieved in September 2022 and PA Gas Utility expects to implement a new DSIC effective January 1, 2023.

In addition to base distribution rates and various surcharges designed to recover specified types of costs, PA Gas Utility’s tariff also includes a uniform PGC rate applicable to firm retail rate schedules for customers who do not obtain natural gas supply service from an alternative supplier. The PGC rate permits recovery of all prudently incurred costs of natural gas that PA Gas Utility sells to its retail customers. PGC rates are reviewed and approved annually by the PAPUC. PA Gas Utility may request quarterly or, under certain conditions, monthly adjustments to reflect the actual cost of gas. Quarterly adjustments become effective on one day’s notice to the PAPUC and are subject to review during the next annual PGC filing. Each proposed annual PGC rate is required to be filed with the PAPUC six months prior to its effective date. During this period, the PAPUC investigates and may hold hearings to determine whether the proposed rate reflects a least-cost fuel procurement policy consistent with the obligation to provide safe, adequate and reliable service. After completion of these hearings, the PAPUC issues an order permitting the collection of gas costs at levels that meet such standard. The PGC mechanism also provides for an annual reconciliation and for the payment or collection of interest on over and under collections.

PA Gas Utility’s gas service tariff also contains a state tax surcharge clause. The surcharge is recomputed whenever any of the tax rates included in their calculation are changed. These clauses protect PA Gas Utility from the effects of increases in certain of the Pennsylvania taxes to which it is subject.

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

Mountaineer makes routine filings with the WVPSC to reflect changes in the costs of purchased gas. These purchased gas costs are subject to rate recovery through a mechanism that provides dollar-for-dollar recovery of prudently incurred costs. Costs in excess of revenues that are expected to be recovered in future rates are deferred as regulatory assets; conversely, revenues in excess of costs are deferred as a regulatory liability. The PGA filings generally cover a prospective 12 month period. The WVPSC entered a procedural order on September 9, 2022, directing all gas utilities and other parties to file proposals to reduce or levelize the impact of high natural gas costs on utilities’ customers in the near term. An order establishing interim PGA rates is expected at the end of the 2022 calendar year.

As permitted by West Virginia law, the WVPSC has also approved a standalone cost recovery rider to recover specified costs and a return on infrastructure projects between general base rate cases in accordance with its IREP. Mountaineer makes an annual IREP filing, which is subject to an over/under-recovery mechanism similar to purchased gas costs. In December 2021, the WVPSC issued a final order approving a settlement in Mountaineer’s 2022 IREP filing, resulting in an increase of $5.5 million effective January 1, 2022. In July 2022, Mountaineer submitted its annual IREP filing to the WVPSC requesting a revenue increase of $5.4 million effective January 1, 2023, based on the forecasted 2023 calendar year IREP-eligible capital investments of $64.2 million and recovery of eligible costs. An order from the WVPSC is expected in December 2022.

Electric Utility

Electric Utility is permitted to recover prudently incurred electricity costs, including costs to obtain supply to meet its customers’ energy requirements, pursuant to a supply plan filed with and approved by the PAPUC. Electric Utility distributes electricity that it purchases from wholesale markets and electricity that customers purchase from other suppliers.

On February 8, 2021, Electric Utility filed for a base rate increase with the PAPUC. On July 19, 2021, Electric Utility filed a joint petition for settlement of the rate case, which included a revenue increase of approximately $6 million. In an order dated October 28, 2021, the PAPUC approved the settlement and authorized the increased rate to become effective November 9, 2021.

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

Electric Utility’s tariff also includes a DSIC surcharge mechanism that was authorized by the PAPUC in 2019. Electric Utility’s first LTIIP, approved in 2017, provided the basis for its current DSIC charges through September 30, 2022. That authority was extended by order of the PAPUC issued August 25, 2022, in which Electric Utility’s second LTIIP filing was approved, authorizing the expenditure of $50.6 million of DSIC-eligible plant over the five-year period ending September 30, 2027.

With the implementation of new base rates on November 9, 2021 pursuant to the PAPUC’s October 28, 2021 order in the 2021 Electric Utility base rate case, Electric Utility’s DSIC-eligible plant associated revenue requirement was rolled into Electric Utility’s base rates. The final order issued by the PAPUC approved the settlement of the base rate proceeding and authorized Electric Utility to implement a new DSIC surcharge once Electric Utility’s total property, plant and equipment less accumulated depreciation reached $152 million, a level that was achieved in September 2022. Electric Utility expects to implement a new DSIC effective January 1, 2023.
Utility Franchises

PA Gas Utility and Electric Utility hold certificates of public convenience issued by the PAPUC and certain “grandfather rights” predating the adoption of the Pennsylvania Public Utility Code and its predecessor statutes, which authorize it to carry on its business in the territories in which it renders gas service. Under applicable Pennsylvania law, PA Gas Utility also has certain rights of eminent domain as well as the right to maintain its facilities in public streets and highways in its territories.

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

Similarly, UGI Utilities is also subject to Section 222 of the Federal Power Act, which prohibits the use or employment of any manipulative or deceptive devices or contrivances in connection with the purchase or sale of electric energy or transmission service subject to the jurisdiction of FERC, and FERC regulations that are designed to promote the transparency, efficiency, and integrity of electric markets.

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

Other Government Regulation

In addition to state and federal regulation discussed above, Utilities is subject to various federal, state and local laws governing environmental matters, occupational health and safety, pipeline safety and other matters. Each is subject to the requirements of the Resource Conservation and Recovery Act, CERCLA and comparable state statutes with respect to the release of hazardous substances. See Note 17 to Consolidated Financial Statements.

BUSINESS SEGMENT INFORMATION

The table stating the amounts of revenues, operating income and identifiable assets attributable to each of UGI’s reportable business segments, and to information regarding the geographic areas in which we operate, for Fiscal 2022, Fiscal 2021 and Fiscal 2020 appears in Note 23 to Consolidated Financial Statements included in Item 15 of this Report and is incorporated herein by reference.

EMPLOYEES

At September 30, 2022, UGI and its subsidiaries had approximately 10,000 employees.

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

Workplace Safety

We are committed to maintaining an effective safety culture and to stressing the importance of our employees’ role in identifying, mitigating and reporting safety risks. We believe that the achievement of superior safety performance is both an important short- and long-term strategic initiative in managing our operations. In this regard, our policies and operational practices promote a culture where all levels of employees are responsible for safety. Safety is generally included as a component of the annual bonus calculation for executives and non-executives, reinforcing our commitment to safety across our organization. For more details as to how we integrate safety performance into our core business activities, please refer to our Health, Safety, Security and the Environment (“HSSE”) Policy, which is available on our website under “Company - Company Policies - HSSE Policy.”

UGI’s Board of Directors oversees safety efforts primarily through its Safety, Environmental, and Regulatory Compliance (“SERC”) Committee, which is responsible for the governance and oversight of health and safety matters at the Company, including compliance with applicable laws and regulations. The SERC Committee oversees the Company’s maintenance of a culture focused on protecting the health and safety of our employees, contractors, customers, the public and the environment. Additionally, our senior management team is actively engaged in our safety programs and conducts regular reviews of safety performance metrics. These metrics are presented quarterly to the SERC Committee for review and consideration. In addition, each of our business units has a safety team that is responsible for overseeing the safety of our operations, reinforcing our values, providing training and enhancing our safety culture within such business unit.

Diversity Strategy

Diversity as Part of Our Company Culture

We believe that, by fostering an environment that exemplifies our core value of respect, we gain, as a Company, unique perspectives, backgrounds and varying experiences to ensure our continued long-term success. Belonging, inclusion, diversity and equity are essential to our success, and we respect and value all employees.

In alignment with our efforts to promote diversity and inclusion, we introduced the Belonging, Inclusion, Diversity and Equity (“BIDE”) Initiative in Fiscal 2020, which provides the organizational blueprint for achieving greater diversity and promoting respect for uniqueness of individuals and cultures and inclusion for the varied perspectives they provide. The BIDE Initiative embodies and promotes internal policies with respect to setting expectations relating to our work environment, including our Code of Business Conduct and Ethics and our Anti-Harassment/Anti-Discrimination, and Human Rights policies. As part of the BIDE Initiative, we have expanded our partnerships with numerous organizations that support underrepresented populations.

UGI also supports diverse segments of our workforce through employee resource groups. Employee resource groups are a key component of the BIDE strategy. These groups are open to participation for all employees to learn from a cultural perspective and support each other through allyship. UGI’s employee resource groups include Black Organizational Leadership and Development (“BOLD”), Women’s Impact Network (“WIN”), and Veteran Employee Team (“VET”).

•BOLD is focused on inclusion, equity, education, and empowerment for black employees and their allies, and assists leadership with communication, talent recruitment, retention and development opportunities. BOLD focuses on professional development by creating mentoring opportunities, increasing exposure through networking and career development events, broadening outreach to and recruitment of talent and sponsoring activities such as lectures featuring distinguished speakers. The group aims to support and promote UGI’s BIDE Initiative by providing cultural insight from employee, customer and community partner perspectives.

•WIN is an organization that aims to foster an environment for women and their allies to be recruited, retained, developed and advanced as leaders throughout UGI. Membership in WIN offers exposure to various professional development opportunities, including speaker series events, group engagement activities, virtual group discussions, and partnerships with local organizations.

•VET focuses on recruiting and retaining veterans, as well as creating growth for and goodwill towards military veterans. VET members include Active Duty, Reserve, and National Guard veterans of the Army, Navy, Marines, Coast Guard, and Air Force, their families, and partners committed to supporting military veteran employees.

Diversity in Our Leadership

We believe that diversity in our Board of Directors is critical for effective governance. In assessing the Board of Directors’ composition, the Board of Directors and its Corporate Governance Committee ensure that our Board of Directors and its standing committees have the appropriate qualifications, skills, experience and characteristics, including diversity of perspectives, to support our business. In assessing director candidates, the Board of Directors and Corporate Governance Committee consider a number of qualifications, including independence, knowledge, judgment, character, leadership skills, education, experience, financial literacy, standing in the community and diversity of backgrounds and views, including, but not limited to, gender, race, ethnicity and national origin. The Board of Directors and Corporate Governance Committee look to complement the Board of Directors’ existing strengths, recognizing that diversity is a critical element to enhancing Board effectiveness. Our current Board of Directors composition includes 11 directors, of which three are female, two are racially diverse and one identifies as LGBTQ+.

Similarly, we believe diversity of management is crucial to position our business for continued success. UGI is proactive in ensuring consideration of diverse candidates for all leadership positions and continues to be committed to ensuring that we are considering all qualified applicants in our hiring process.

As part of our continued commitment to enhancing opportunities for diversity in our workforce, all executives have a diversity and inclusion component in their annual bonus plan. The executive team is evaluated on the effectiveness of the Company’s development and implementation of a multi-dimensional strategy to deepen and improve the Company’s commitment to diversity and inclusion, supporting the Company’s BIDE Initiative and establishing a roadmap to achieve excellence in diversity and inclusion and branding UGI as an employer of choice for diverse candidates.

Diversity in Our Workforce

UGI strives for diverse representation at all levels of our business. During Fiscal 2021 and 2022, we published our workforce demographics (which reflects our EEO-1 reporting data) in our 2020 and 2021 Sustainability Reports, respectively. We believe that, by publicly disclosing our workforce demographics, we increase transparency in the composition of our workforce as well as facilitate accountability in ensuring that minority candidates are actively considered for roles throughout the organization. We will continue to report on our progress annually.

Diversity as Part of Our Employee Development

UGI has a global partnership with the Human Library Organization (the “Human Library”), a global not-for-profit learning platform that hosts personal conversations designed to challenge stigma and stereotypes and create a safe space for dialogue where topics are discussed openly between “human books” and their readers. The Human Library is a thought leader when it comes to diversity and inclusion in the workplace, partnering with companies that are committed to incorporating social understanding and cultural awareness as part of their business model in relation to their workforce, partnerships, clients and customers.

UGI has committed to a sponsorship role with the Human Library for the creation of a digital learning platform that will expand the reach of the Human Library’s diversity experiences across the globe. UGI began working with the Human Library in Fiscal 2020 for diversity and inclusion education for its leadership development, supervisor training and new hire onboarding programs. Many of our employees participated in the Human Library “reader sessions” over the past few years.

Talent Development and Support

Maintaining a robust pipeline of talent is crucial to UGI’s ongoing success and is a key aspect of succession planning efforts across the organization. Our leadership and human resources teams are responsible for attracting and retaining quality talent by supporting management in fostering an environment where employees feel supported and encouraged in their professional and personal development. Competition for attracting and retaining talent has increased in recent years. UGI understands this challenge and the importance of maintaining competitive compensation and benefits as well as providing appropriate training that enables growth, developmental opportunities and multiple career paths within our Company. We commit to investing in our employees through training and development programs, including mentorship, manager trainings, leadership development programs, as well as tuition reimbursement to promote continued professional growth. For example, UGI Global Leadership Summit (formerly UGI University) is an enterprise leadership development program for high potential leaders identified for future executive roles. Rooted in research of what skills executives need most, our potential leaders learn and practice skills such as learning agility, strategic thinking, adaptability intelligence, advanced emotional intelligence and leadership presence. In addition, potential leaders engage directly with business unit leaders and executives, gaining a broader sense of UGI and the stakeholders it serves.

ITEM 1A. RISK FACTORS

There are many factors that may affect our business, financial condition and results of operations, many of which are not within our control, including the following risks relating to: (1) the demand for our products and services and our ability to grow our customer base; (2) our business operations, including internal and external factors that may impact our operational continuity; (3) our international operations; (4) our supply chain and our ability to obtain and transport adequate quantities of LPG; (5) government regulation and oversight; and (6) general factors that may impact our business and our shareholders. Investors should carefully consider, together with the other information contained in this Report, the risks and uncertainties described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially affect our business, financial condition and results of operations. No priority or significance is intended by, nor should be attached to, the order in which the risk factors appear.

Risks Relating to the Demand for Our Products and Services and Our Ability to Grow Our Customer Base

Our business is seasonal and decreases in the demand for our energy products and services because of warmer-than-normal heating season weather or unfavorable weather conditions may adversely affect our results of operations. Because many of our customers rely on our energy products and services to heat their homes and businesses, and for agricultural purposes such as crop drying, our results of operations are adversely affected by warmer-than-normal heating season weather. Weather conditions have a significant impact on the demand for our energy products and services for both heating and agricultural purposes. Accordingly, the volume of our energy products sold is at its highest during the peak heating season of October through March and is directly affected by the severity of the winter weather. For example, historically, approximately 60% to 70% of AmeriGas Propane’s annual retail propane volume, 60% to 70% of UGI International’s annual retail LPG volume, 60% to 70% of Energy Services’ retail natural gas volume and 60% to 65% of PA Gas Utility’s natural gas throughput (the total volume of gas sold to or transported for customers within our distribution system) has typically been sold during these months. Additionally, as a result of the AmeriGas Merger, an even greater portion of our earnings has been and will continue to be derived during the peak heating season of October through March. There can be no assurance that normal winter weather in our market areas will occur in the future.

In addition, our agricultural customers use LPG for purposes other than heating, including for crop drying, and unfavorable weather conditions, such as lack of precipitation, may impact the demand for LPG. Moreover, harsh weather conditions may at times impede the transportation and delivery of LPG or restrict our ability to obtain LPG from suppliers. Spikes in demand caused by weather or other factors can stress the supply chain and limit our ability to obtain additional quantities of LPG. Changes in LPG supply costs are normally passed through to customers, but time lags (between when we purchase the LPG and when the customer purchases the LPG) may result in significant gross margin fluctuations that could adversely affect our results of operations.

The potential effects of climate change may affect our business, operations, supply chain and customers, which could adversely impact our financial condition and results of operations. Shifts and fluctuations in weather patterns and other environmental conditions, including temperature and precipitation levels, may affect consumer demand for our energy products and services. In addition, the potential physical effects of climate change, such as increased frequency and severity of storms, floods and other climatic events, could disrupt our operations and supply chain, and cause us to incur significant costs in preparing for or responding to these effects. These or other meteorological changes could lead to increased operating costs, capital expenses or supply costs. Our commercial and residential customers may also experience the potential physical impacts of climate change and may incur significant costs in preparing for or responding to these efforts, including increasing the mix and resiliency of their energy solutions and supply, which may adversely impact their ability to pay for our products and services or decrease demand for our products and services. The impact of any one or all of the foregoing factors may adversely affect our financial condition and results of operations.

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
•“Our need to comply with, and respond to, industry-wide changes resulting from, comprehensive, complex, and sometimes unpredictable governmental regulations, including regulatory initiatives aimed at increasing competition within our industry, may increase our costs and limit our revenue growth, which may adversely affect our operating results”;
•“Our operations, financial results and cash flows may be adversely affected by existing and future global climate change laws and regulations, including with respect to GHG emission restrictions, as well as market responses thereto”; and
•“We are subject to operating and litigation risks that may not be covered by insurance”.

Our potential to increase revenues may be affected by the decline in retail volumes of LPG and our ability to retain and grow our customer base. The retail LPG distribution industry in the U.S. and many of the European countries in which we operate is mature and has been declining over the past several years, with no or modest growth (or decline) in total demand foreseen in the near future. Accordingly, we expect that year-to-year industry volumes will be principally affected by weather patterns. Therefore, our ability to grow within the LPG industry is dependent on our ability to acquire other retail distributors and to achieve internal growth, which includes the continuation of the ACE, Cynch and National Accounts programs in the U.S. and expansion in Europe, as well as the success of our sales and marketing programs designed to attract and retain customers. Any failure to retain and grow our customer base and successfully acquire other distributors would have an adverse impact on our results.

Our ability to grow our businesses will be adversely affected if we are not successful in identifying and completing business combinations, asset acquisitions or investments in joint ventures intended to advance our business strategy, or if we are unable to realize the anticipated benefits from such transactions we have completed. One element of our business strategy is to grow through investments in the U.S. and in international markets, which includes our recent efforts to expand our presence in the renewable energy industry. We may choose to finance such future investments with debt, equity, cash or a combination of the three. We can give no assurances that we will find attractive investment opportunities in the future (including renewable energy opportunities), that we will be able to complete and finance these transactions on economically acceptable terms, that any investments and related transactions will not be dilutive to earnings or that any additional debt incurred to finance such investment will not affect our ability to pay dividends. Moreover, certain investments and acquisitions in the U.S. and Europe may require merger control filings with the Federal Trade Commission and the European Commission, as applicable, and commitments (such as agreements not to compete for certain businesses) or divestments of assets may be required to obtain clearance. Such commitments or divestments may adversely influence the overall economics and risk profile of the contemplated transaction.

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

The failure to successfully identify, complete, and implement business combinations, asset acquisitions and investments intended to advance our business strategy could have an adverse impact on our business, cash flows, financial condition and results of operations.

Energy efficiency and technology advances, as well as price induced customer conservation, may result in reduced demand for our energy products and services. The trend toward increased energy efficiency and technological advances, including installation of improved insulation and the development of more efficient boilers and increased consumer preference for alternative heating equipment installations, such as electric heat pumps, alongside concerted conservation measures, which have been exacerbated particularly in Europe by the evolving energy crisis, may reduce the demand for our energy products. Prices for LPG and natural gas are subject to volatile fluctuations as a result of changes in supply and demand as well as other market conditions. During periods of high energy commodity costs, our prices generally increase, which may lead to customer conservation and attrition. A reduction in demand could lower our revenues and, therefore, lower our net income and adversely affect our cash flows. In addition, federal, European and/or local laws and regulations may require mandatory conservation measures, which would reduce the demand for our energy products. In Europe, measures are underway to decarbonize the electric generation grid, as well as residential and commercial heating, in order to achieve EU climate change objectives, including a net zero goal by 2050. For example, in 2018 the EU revised the Energy Performance of Buildings Directive (the “EPBD”) with the goal to create a clear path towards a low and zero-emission and decarbonized building stock in the EU by 2050.  Updates to the EPBD continue to make their way through EU legislative approvals, which will establish stronger targets for management of new and existing building construction and integral heating systems that focus on low or zero carbon outcomes. Over time, these various measures will impact fossil fuel consumption in Europe and the demand for our energy products. We cannot predict the materiality of the effect of future conservation measures or the effect that any technological advances in heating, conservation, energy generation or other devices might have on our operations.

Our operations may be adversely affected by competition from other energy sources. Our energy products and services face competition from other energy sources, some of which are less costly for equivalent energy value. In addition, we cannot predict the effect that the development of alternative energy sources might have on our operations.

Our LPG distribution businesses compete for customers against suppliers of electricity, fuel oil and natural gas. Electricity is a major competitor of LPG but is generally more expensive than LPG on a Btu equivalent basis for space heating, water heating and cooking. However, in Europe and elsewhere, climate change policies favoring electricity from renewable energy sources or the use of electric-powered equipment, such as heat pumps in heating applications, may cause changes in current relative price relationships. Moreover, notwithstanding cost, the convenience and efficiency of electricity make it an attractive energy source for consumers and developers of new homes. Fuel oil, which is a major competitor to propane, is a less environmentally attractive energy source. Furnaces and appliances that burn LPG must be upgraded to run on fuel oil and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Our customers generally have an incentive to switch to fuel oil only if fuel oil becomes significantly less expensive than LPG, and in multiple countries, the risk of conversion to fuel oil is diminishing due to regulations that prevent or disfavor the installation and/or use of fuel oil boilers or fuel oil for heating applications. Historically, most applications for LPG have generally not been competitive with natural gas in areas where natural gas pipelines already exist because natural gas was a significantly less expensive source of energy than LPG. However, as a result of the recent and ongoing energy crisis in Europe, the cost of LPG in many of our European markets is less than natural gas, which is driving a stronger demand for LPG applications. Nevertheless, the gradual expansion of natural gas distribution systems in our service areas may continue to result in the availability of natural gas in some areas that previously depended upon LPG resulting in lower demand for LPG.

Our natural gas businesses in the U.S. compete primarily with electricity and fuel oil, and, to a lesser extent, with LPG and coal. Competition among these fuels is primarily a function of their comparative price and the relative cost and efficiency of fuel utilization equipment. There can be no assurance that our natural gas revenues will not be adversely affected by this competition.

The expansion, construction and development of our energy infrastructure assets subjects us to risks. We seek to grow our business through the expansion, construction and development of our energy infrastructure, including new pipelines, gathering systems, facilities and other assets. These projects are subject to state and federal regulatory oversight and require certain property rights, such as easements and rights-of-way from public and private owners, as well as regulatory approvals, including environmental and other permits and licenses. There is no assurance that we or our project partners, as applicable, will be able to obtain the necessary property rights, permits and licenses in a timely and cost-efficient manner, or at all, which may result in a delay or failure to complete a project. We may face opposition to the expansion, construction or development of new or existing pipelines, gathering systems, facilities or other assets from environmental groups, landowners, local groups and other advocates. This opposition could take many forms, including organized protests, attempts to block or sabotage our operations, intervention in regulatory or administrative proceedings involving our assets, or lawsuits or other actions designed to prevent, disrupt, or delay the development or operation of our assets and business. Failure to complete any pending or future infrastructure project may have a materially adverse impact on our financial condition and results of operations.

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

Risks Relating to Our Business Operations, Including Internal and External Factors that May Impact Our Operational Continuity

Our efforts to create operational benefits and cost efficiencies through business transformation initiatives at our business units and various corporate services functions may be disruptive and adversely affect our business, financial condition and results of operations. We have made, and may continue to make, adjustments to our workforce in response to management changes, product changes, performance issues, changes in strategy, acquisitions or other internal and external considerations. These adjustments may result in increased costs and temporarily reduced productivity, as well as a disruption in our ability to perform functions critical to our strategy, including, but not limited to, disruptions in customer service. Although the effects from such adjustments have not been material to date, the effects of such adjustments may be significant in connection with any current or future business transformation initiatives, or we may not achieve or sustain the expected growth or cost savings benefits of any such initiatives or do so within the expected timeframe. As a result, our business, financial condition and results of operations could be negatively affected.

Beginning in Fiscal 2020, we initiated a transformation project focused on our corporate support functions, including finance, human resources, procurement and information technology, that is designed to standardize processes and activities across our global platform, while leveraging the use of best practices and efficiencies between our businesses. This initiative is being coordinated across multiple support functions, each function being at a different stage of transformation, and is expected to be completed by the end of Fiscal 2023. If we are unable to deliver the strategic and financial benefits that we anticipate, the achievement of these benefits is delayed, or the volume and nature of change challenges our available resources, then our business operations and financial results could be materially and adversely impacted. Our ability to successfully manage and execute our initiatives and realize expected savings and benefits in the amounts and at the times anticipated is important to our business success. Any failure to do so, which could result from our inability to successfully execute organizational change and business transformation initiatives, unanticipated costs or charges, loss of key personnel, customer loss and other factors described herein, could have a material adverse effect on our business, financial condition and results of operations. For further information on these initiatives, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview - Continuing Business Transformation Initiatives.”

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

Cyber-security incidents have recently increased in both frequency and magnitude and have involved malicious software and attempts to gain unauthorized access to data and systems, including ransomware attacks where a target’s access to its information systems is blocked until a ransom has been paid. The White House and various regulators, including the SEC, have accordingly increased their focus on companies’ cybersecurity vulnerabilities and risks. Despite our security measures, our technologies, systems, and networks have been and may continue to be the target of cyber-security attacks or information security breaches that could result in the unauthorized release, misuse, loss or destruction of proprietary and other information, or other disruption of our business operations. Due to increasingly sophisticated threat actors, we may be unable to detect, identify or prevent attacks, and even if detected, we may be unable to adequately stop, investigate or remediate our systems given the tools and techniques being used by threat actors to circumvent controls and to remove or obfuscate forensic evidence. Attacks and incidents may also occur due to malfeasance by employees or contractors, as well as human error as in the case of social engineering and phishing campaigns. A number of our employees currently work remotely; as a result, our cyber-security program may be less effective and information technology security may be less robust for those employees. Similarly, our third-party vendors or service providers have been impacted by cyber-security attacks and incidents and are subject to many, if not all, of the same risks and disruptions as described above. A loss of our information technology systems, or temporary interruptions in the operation of our information technology systems, or those of our third-party vendors or service providers, or any other misappropriation of data, or breaches of security could lead to investigations and fines or penalties, litigation, increased costs for compliance and for remediation or rebuilding of our systems, and could have a material adverse effect on our business, financial condition, results of operations, and reputation. In addition, a cyber-security attack could provide a cyber-intruder with the ability to control or alter our pipeline operations. Such an act could result in critical pipeline failures.

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

Our utility transmission and distribution systems, our non-utility midstream assets, and the assets of upstream interstate pipelines and other midstream providers may not operate as planned, which may increase our expenses or decrease our revenues and, thus, have an adverse impact on our financial results. Our ability to manage operational risk with respect to utility distribution and transmission and non-utility midstream assets, and the availability of natural gas delivered by interstate natural gas pipelines and midstream gathering assets is critical to our financial results.  We obtain our supply from local Marcellus and Utica Shale sources, as well as other trading points in the U.S.  If we experience physical capacity constraints on one or more of the interstate or intrastate natural gas pipelines that supply our businesses, we may not be able to supply our customers, which could have an adverse impact on our financial results.  Our businesses also face several risks, including the breakdown or failure of, or damage to, equipment or processes (especially due to severe weather or natural disasters), accidents and other factors, including as a result of overpressurization of or damage to natural gas pipelines.  Operation of our transmission and distribution systems or our midstream assets below our expectations may result in lost revenues or increased expenses, including higher maintenance costs, civil litigation and the risk of regulatory penalties.

Risks Relating to Our International Operations

Our international operations could be subject to increased risks, which may negatively affect our business results. We operate LPG distribution and energy marketing businesses in Europe through our subsidiaries. As a result, we face risks in conducting business abroad that we do not face domestically. Certain aspects inherent in transacting business internationally could negatively impact our operating results, including:

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
•new or revised regulatory requirements, including European competition and carbon emission laws, that may adversely affect the terms of contracts with customers, including with respect to exclusive supply rights and usage restrictions, and stricter regulations applicable to the storage and handling of LPG;
•new and inconsistently enforced industry regulatory requirements, which can have an adverse effect on our competitive position;
•tariffs and other trade barriers;
•difficulties in enforcing contractual rights;
•local political and economic conditions as well as geopolitical conditions that could cause instability and adversely impact the global economy or specific markets, such as the war between Russia and Ukraine; and
•potential violations of federal regulatory requirements, including anti-bribery, anti-corruption, and anti-money laundering law, economic sanctions, the Foreign Corrupt Practices Act of 1977, as amended, and EU regulatory requirements, including the GDPR and Sapin II.

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

The European energy crisis may create LPG commodity supply challenges and could negatively impact our business results. The geopolitical situation in Europe during 2022 led to a sharp decrease in natural gas imports from Russia to Europe. This decrease resulted in a significant increase in natural gas prices in Europe. In response to the significant price increase, refineries are substituting a portion of their natural gas refinery fuels with LPG, leading to a decrease in the availability of LPG in some areas of Europe as well as higher LPG costs. In addition, gas processing plants supplying the United Kingdom and Norway markets are injecting LPG into the natural gas grid, decreasing the overall supply of LPG from the gas processing plants. In this context, LPG supply patterns are substantially changing with increased reliance on sea-imports and land logistics.

We anticipate that the European energy crisis and the corresponding response by refineries and gas processing plants will continue in Fiscal 2023, which may lead to commodity supply challenges in some markets, higher commodity costs that may not be able to be absorbed by our customers, particularly in the United Kingdom and our Eastern European markets, and lower consumption by our customers, among other impacts, which could have a material adverse impact on our earnings, cash flows and overall financial condition.

Economic and geopolitical instability, including as a result of acts of war, could have a material adverse effect on our operating results, financial condition, and cash flows. In late February 2022, Russian military forces launched significant military action against Ukraine, which has continued through the date of this Report. We do not have operations in Russia or Ukraine. Nevertheless, the outbreak of war between Russia and Ukraine and the resulting sanctions by U.S. and European governments, together with any additional future sanctions by them, could have a larger impact that expands into other geographies where we do business, including our supply chain, business partners and customers in those markets, which could result in lost sales, supply shortages, commodity price fluctuations, increased costs, transportation logistics challenges, customer credit and liquidity issues, and lost efficiencies. The acceleration of a global energy crisis, including as a result of restrictions on Russia’s energy exports, could similarly impact the geographies where we do business. In addition, the U.S. and Europe have commenced certain trade actions as a result of the war between Russia and Ukraine, which are expected to result in retaliatory measures or actions, including tariffs, by Russia. While significant uncertainty exists with respect to this matter, the war between Russia and Ukraine and its broader impacts, including any increased trade barriers or restrictions on global trade imposed by the U.S. or Europe, or further retaliatory trade measures taken by Russia or other countries in response, could have a material adverse effect on our operating results, financial condition and cash flows.

Our energy marketing business in Europe may continue to be dramatically disrupted by extreme prices and volatility in the natural gas and power markets in Europe, which have resulted in, and may continue to result in, a material negative impact on our financial results. Our natural gas and power marketing businesses have traditionally relied upon stable price and availability conditions. The European energy markets have entered in an unprecedented state of volatility. In addition to the pre-existing natural gas supply shortages, the war between Russia and Ukraine and the resulting substantial reduction of natural gas imports from Russia to Europe have led to significant increases in the costs of both wholesale gas and power, and have created new risks that we have experienced and expect to continue to experience in Fiscal 2023 within our European energy marketing business. These risks include: (i) the ability to economically support the traditional fixed price and full requirement contracts of customers due to the significant increased cost to purchase incremental additional volumes consumed in excess of expectations; (ii) the ability to service typical portfolio needs with standard trading activities due to the limitations on purchasing cost effective services in the market; (iii) the ability to pass increased costs onto customers due, among other things, to timing, regulatory and contractual constraints, and (iv) the ability to maintain hedging services to customers due to the margining constraints and maximum trading limits implemented by clearing banks on supplier counterparties. As a result, UGI is considering all scenarios with respect to the future of its energy marketing business in Europe, including exit and wind down. On October 25, 2022, UGI announced the sale of its energy marketing business in the United Kingdom and in November 2022, UGI announced its intent to sell its energy marketing business located in France. The risks identified with respect to our energy marketing business in Europe have resulted in and may continue to have a material negative impact on our financial results.

Risks Relating to Our Supply Chain and Our Ability to Obtain Adequate Quantities of LPG

We are dependent on our principal LPG suppliers, which increases the risks from an interruption in supply and transportation. During Fiscal 2022, AmeriGas Propane purchased approximately 85% of its propane needs from 20 suppliers. If supplies from these sources were interrupted, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our earnings could be affected. Additionally, in certain geographic areas, a single supplier provides more than 50% of AmeriGas Propane’s propane requirements. Disruptions in supply in these geographic areas could also have an adverse impact on our earnings. Our international businesses are similarly dependent upon their LPG suppliers. For example, during Fiscal 2022, UGI International’s business in the United Kingdom purchased approximately 90% of its LPG needs from two suppliers and, in Italy, approximately 74% of its supply was sourced from two suppliers. If supplies from UGI International’s principal LPG sources are interrupted, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and our earnings could be adversely affected. There is no assurance that our international businesses will be able to continue to acquire sufficient supplies of LPG to meet demand at prices or within time periods that would allow them to remain competitive.

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

Our profitability is subject to LPG pricing and inventory risk. The retail LPG business is a “margin-based” business in which gross profits are dependent upon the excess of the sales price over LPG supply costs. LPG is a commodity, and, as such, its unit price is subject to fluctuations in response to changes in supply or other market conditions. We have no control over supplies, commodity prices or market conditions. Consequently, the unit price of the LPG that our subsidiaries and other distributors and marketers purchase can change rapidly over a short period of time. Most of our domestic LPG product supply contracts permit suppliers to charge posted prices at the time of delivery or the current prices established at major U.S. storage points such as Mont Belvieu, Texas or Conway, Kansas. Most of our international LPG supply contracts are based on internationally quoted market prices. We also purchase a portion of our supplies in the spot market. Because our subsidiaries’ profitability is sensitive to changes in wholesale LPG supply costs, we will be adversely affected if we cannot pass on increases in the cost of LPG to our customers, or if there is a delay in passing on such cost increases. Due to competitive pricing in the industry, our subsidiaries may not fully be able to pass on product cost increases to our customers when product costs rise, or when our competitors do not raise their product prices in a timely manner. Finally, market volatility may cause our subsidiaries to sell LPG at less than the price at which they purchased it, which would adversely affect our operating results.

We offer our customers various fixed-price LPG programs, and a significant number of our customers utilize our fixed-price programs. In order to manage the price risk from offering these services, we utilize our physical inventory position, supplemented by forward commodity transactions with various third parties having terms and volumes substantially the same as our customers’ contracts, but there can be no assurance that such measures will be effective. In periods of high LPG price volatility, the fixed-price programs create exposure to over or under-supply positions as the demand from customers may significantly exceed or fall short of supply procured. In addition, if LPG prices decline significantly subsequent to customers signing up for a fixed-price program, there is a risk that customers will default on their commitments, adversely affecting our results of operations.

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

Additionally, we economically hedge the market risk associated with a substantial portion of our supply purchases using certain derivative instruments. Such changes in market prices of the aforementioned commodities could result in material exposures or significant concentrations of balances with derivative counterparties. If certain counterparties were unable to meet the obligations set forth in these derivative contracts and we were unable to fully mitigate this exposure via collateral deposit requirements and master netting arrangements, such outcomes could result in a negative effect on our operating results.

Our business is dependent on the domestic and global supply chain to ensure that equipment, materials and other resources are available to both expand and maintain services in a safe and reliable manner. Moreover, prices of equipment, materials and other resources have increased recently and may continue to increase in the future. Failure to secure equipment, materials and other resources on economically acceptable terms may adversely impact our financial condition and results of operations. Current domestic and global supply chain issues are delaying the delivery, and in some cases resulting in shortages of, materials, equipment and other resources that are critical to our business operations. Failure to eliminate or manage the constraints in the supply chain may impact the availability of items that are necessary to support normal operations as well as materials that are required for continued infrastructure growth, including the replacement of end-of-life assets.

Moreover, inflation is an area of increasing economic concern, both domestically and internationally. Changes in the costs of providing our energy products and services, including price increases in equipment and materials as well as increases in labor and distribution costs, may negatively impact our financial condition and results of operations and/or result in corresponding price increases for the energy products and services we offer our customers.

Risks Relating to Government Regulation and Oversight

Regulators may not approve the rates we request and existing rates may be challenged, which may adversely affect our results of operations. In our Utilities segment, our distribution operations are subject to regulation by the PAPUC, WVPSC and MDPSC, depending on the state in which the operations are located. These regulatory bodies, among other things, approve the rates that Utilities may charge utility customers, thus impacting the returns that Utilities may earn on the assets that are dedicated to its operations. Utilities periodically files, and we expect to continue to periodically file, requests with these regulatory bodies to increase base rates charged to customers in the respective states in which Utilities operates. If Utilities is required in a rate proceeding to reduce the rates it charges its utility customers, or is unable to obtain approval for timely rate increases from the appropriate regulatory body, particularly when necessary to cover increased costs, Utilities’ revenue growth will be limited and earnings may decrease.

The enactment of proposed or future tax legislation may adversely impact our financial condition and results of operations. On March 27, 2020, the U.S. enacted the CARES Act. Our financial statements reflect the realized benefits of the CARES Act. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Application of the CARES Act requires significant judgments to be made in the interpretation of the law and significant estimates in the calculation of the provision for income taxes. If our interpretation of the CARES Act differs significantly from the interpretation of governing bodies, or if future administrations choose to repeal or replace the provisions of the CARES Act, our financial condition and results of operations may be adversely impacted.

Additionally, the enactment of future tax legislation (such as the proposed OECD framework that aims to reform international taxation rules with the goal of ensuring that multinational corporations pay adequate taxes in the jurisdictions in which they operate and other similar proposals) could have a material impact on our financial condition and results of operations, including our worldwide income tax provision and accruals reflected in our financial statements. For example, the Inflation Reduction Act was enacted on August 16, 2022. This law, among other provisions, imposes a 15% corporate alternative minimum tax on adjusted financial statement income, which is effective for us beginning with Fiscal 2024, provides for an investment tax credit for qualified biomass property, and introduces a one percent excise tax on corporate stock repurchases after December 31, 2022. We are currently assessing the potential impact of these legislative changes and will continue to evaluate the overall impact of other current, future and proposed regulations and interpretive guidance from tax authorities on our effective tax rate and consolidated balance sheets. We are unable to predict whether any such changes or other proposals will ultimately be enacted. Any future legislative changes could negatively impact our anticipated cash-flow and after-tax results of operations.

Our need to comply with, and respond to, industry-wide changes resulting from, comprehensive, complex, and sometimes unpredictable governmental regulations, including regulatory initiatives aimed at increasing competition within our industry, may increase our costs and limit our revenue growth, which may adversely affect our operating results. While we generally refer to our Utilities segment as our “regulated segment,” there are many governmental regulations that have an impact on all of our businesses. Currently, we are subject to extensive and changing international, federal, state, and local laws and regulations including, but not limited to, safety, health, transportation, tax, and environmental laws and regulations that govern the marketing, storage, distribution, and transportation of our energy products. Moreover, existing statutes and regulations may be revised or reinterpreted and new laws and regulations may be adopted or become applicable to us that may affect our businesses in ways that we cannot predict.

New regulations, or a change in the interpretation of existing regulations, could result in increased expenditures. In addition, for many of our operations, we are required to obtain permits from regulatory authorities and, in some cases, such regulatory permits could subject our operations to additional regulations and standards of conduct. Failure to obtain or comply with these permits or applicable regulations and standards of conduct could result in civil and criminal fines or the cessation of the operations in violation. Governmental regulations and policies in the U.S. and Europe may provide for subsidies or incentives to customers who use alternative fuels instead of carbon fuels. The EU has committed to cut CO2 emissions and EU member states are proposing and implementing a range of subsidies and incentives to achieve the EU’s climate change goals. These subsidies and incentives may result in reduced demand for our energy products and services.

We are investigating and remediating contamination at a number of present and former operating sites in the U.S., including former sites where we or our former subsidiaries operated MGPs. We have also received claims from third parties that allege that we are responsible for costs to clean up properties where we or our former subsidiaries operated a MGP or conducted other operations. Most of the costs we incur to remediate sites outside of Pennsylvania cannot currently be recovered in PAPUC rate proceedings, and insurance may not cover all or even part of these costs. Our actual costs to clean up these sites may exceed our current estimates due to factors beyond our control, such as:

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

Our operations, financial results and cash flows may be adversely affected by existing and future global climate change laws and regulations, including with respect to GHG emission restrictions, as well as market responses thereto. Climate change continues to attract considerable public and scientific attention in the U.S. and in foreign countries. As a result, numerous proposals have been made, and could continue to be made, at the international, national, regional, state and local levels of government to monitor and limit GHG emissions and climate impact. These efforts have included consideration of, among other things, cap-and-trade programs, carbon taxes, GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources.

Increased regulation of GHG emissions, or climate impact generally, could have significant additional adverse impacts on us as well as our suppliers, vendors, and customers. The adoption and implementation of any laws or regulations imposing obligations on, or limiting GHG emissions from, our equipment and operations could require us to incur significant costs to reduce GHG emissions associated with our operations or could adversely affect demand for our energy products. The potential increase in our operating costs could include, but are not limited to, new costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our GHG emissions, pay taxes related to our GHG emissions, administer and manage a GHG emissions reduction program, and adversely impact the value of certain assets. We may not be able to pass on resulting increases in costs to customers. In addition, changes in regulatory policies that result in a reduction in the demand for hydrocarbon products and carbon-emitting fuel sources that are deemed to contribute to climate change, or restrict the use of such products or fuel sources, may reduce volumes available to us for processing, transportation, marketing and storage and could cause increases in costs or production disruptions. These developments could have a material adverse effect on our results of operations, financial results, valuation and useful life of assets, and cash flows.

Changes in data privacy and data protection laws and regulations or any failure to comply with such laws and regulations, could adversely affect our business and financial results. As part of our operations, we collect, use, store and transfer the personal information and data of our employees as well as customer, vendor and supplier data in and across various jurisdictions. There has been increased public attention regarding the use of personal information and data transfers, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer and personal privacy. The laws in these areas continue to develop and the changing nature of data protection, information security and privacy laws in the U.S., the EU and elsewhere could impact our processing of the personal information and data of our employees, vendors, suppliers and customers, which could lead to increased operating costs. Existing and emerging laws and regulations are inconsistent across jurisdictions and are subject to evolving, differing, and sometimes conflicting interpretations. The EU adopted the GDPR, which expanded EU data protections, in certain circumstances, to companies outside of the EU processing data of EU residents, regardless of whether the processing occurs in the EU. Similarly, the State of California legislature passed the California Consumer Privacy Act of 2018 (the “CCPA”) and the California Privacy Rights Act (the “CPRA”), which, among other things, grant a number of rights to California residents with respect to their personal information, and require companies to make extensive disclosures to consumers about such companies’ data collection, use, and sharing practices and inform consumers of their personal information rights. In addition, the CPRA created a new state privacy regulator, which will likely result in greater regulatory activity and enforcement in the privacy area. Comprehensive privacy laws with some similarities to the CCPA and CPRA have been proposed or passed at the U.S. federal and state levels, such as the Virginia Consumer Data Protection Act (the “VCDPA) and the Colorado Privacy Act (the “CPA”). Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data as well as requiring disclosures about these practices. We expect that there will continue to be new laws, regulations and industry standards concerning data privacy and data protection in the U.S., the EU and other jurisdictions, and we cannot yet determine the impact such laws, regulations, interpretations and standards may have on our business.

While we have invested significant time and resources in our GDPR compliance program, emerging and changing data privacy and data protection requirements, including CCPA, CPRA, VCDPA and CPA, as well as other new and upcoming federal and state privacy laws and industry standards may cause us to incur substantial fines, additional significant costs or require us to change our business practices. Any failure or perceived failure to comply may result in proceedings or actions against us by government entities or individuals. Moreover, any inquiries or investigations, any other government actions or any actions by individuals may be costly to comply with, result in negative publicity, increase our operating costs, require significant management time and attention and subject us to remedies that may harm our business, including fines, demands or orders that we modify or cease existing business practices.

The provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), related regulations, and the rules adopted thereunder and other regulations, including the European Market Infrastructure Regulation (the “EMIR”), may have an adverse effect on our ability to use derivative instruments to hedge risks associated with our business. Our derivative hedging activities are subject to Title VII of the Dodd-Frank Act, which regulates the over-the-counter derivatives market and entities that participate in that market. The Dodd-Frank Act requires the CFTC and the federal banking regulators to implement the Dodd-Frank Act’s provisions through rulemaking, including rules regarding mandatory clearing, trade execution and margin requirements. We have and expect to continue to qualify for and rely upon an exception from mandatory clearing and trade execution requirements for swaps entered into by commercial end-users to hedge commercial risks. In addition to relief from the clearing mandate, we also expect to continue to qualify for an exception for non-financial end-users from the margin requirements on uncleared swaps. If we are not able to do so and have to post margin as to our uncleared swaps in the future, our costs of entering into and maintaining swaps would be increased.

Based on information available as of the date of this Report, the effect of such requirements will be likely to (directly or indirectly) increase our overall costs of entering into derivatives transactions. In particular, new margin requirements, position limits and significantly higher capital charges resulting from new global capital regulations, even if not directly applicable to us, may cause an increase in the pricing of derivatives transactions entered into by market participants to whom such requirements apply or affect our overall ability to enter into derivatives transactions with certain counterparties. While costs imposed directly on us due to regulatory requirements for derivatives under the Dodd-Frank Act, such as reporting, recordkeeping and electing the end-user exception from mandatory clearing, are relatively minor, costs imposed upon our counterparties may increase the cost of our doing business in the derivatives markets to the extent such costs are passed on to us.

The EMIR may result in increased costs for over-the-counter derivative counterparties trading in the EU and may also lead to an increase in the costs of, and demand for, the liquid collateral that the EMIR requires central counterparties to accept. Although we expect to continue to qualify as a non-financial counterparty under the EMIR, and thus not be required to post margin, we are currently subject to limited derivatives reporting requirements that could expand in the future, and may also be subject to increased regulatory requirements, including recordkeeping, marking to market, timely confirmations, portfolio reconciliation and dispute resolution procedures. Provisions under the EMIR could significantly increase the cost of derivatives contracts, materially alter the terms of derivatives contracts and reduce the availability of derivatives to protect against risks that we encounter. The increased trading costs and collateral costs may have an adverse impact on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

General Risks that May Impact Our Business and Our Shareholders

The inability to attract, develop, retain and engage key employees could adversely affect our ability to execute our strategic, operational and financial plans. We are dependent upon the continued service and contributions of our management and key technical and professional employees, as well as our ability to transfer the knowledge and expertise of our workforce to new employees as our employees retire or we otherwise experience employee turnover. In addition, the success of our operations depends on our ability to identify, attract and develop skilled and experienced key employees. There is increased competition for experienced management and technical and professional employees, which could increase the costs associated with identifying, attracting and retaining such individuals. Additionally, we may not be able to attract, retain or engage key employees if our compensation and benefits program is not as robust as the compensation and benefits programs offered by other employers for similar roles. Further, a lack of employee engagement could lead to loss of productivity and increased employee burnout, turnover, absenteeism, safety incidents as well as decreased customer satisfaction. If we cannot identify, attract, develop, retain and engage management, technical and professional employees, along with other qualified employees, to support the various functions of our business, our operations and financial performance could be adversely impacted.

The ongoing COVID-19 pandemic and the spread of variant strains has adversely impacted our business, and could in the future materially impact our business, financial condition and results of operations. The COVID-19 pandemic, including the spread of variant strains, has resulted in, and could continue to result in, widespread impacts on the global economy and on our employees, customers, third-party business partners and other stakeholders. While we have experienced improving activity in most markets and geographies, there remains considerable uncertainty regarding the extent to which COVID-19 and variant strains will continue to spread and the extent and duration of domestic and global measures designed to contain the spread, including travel bans and restrictions, quarantines, shelter-in-place orders, vaccination mandates and business and government shutdowns. The continuation of the COVID-19 pandemic may, among other things:

•negatively impact the financial condition of our customers and their ability to pay for our products and services;
•decrease demand for our products and services, as was the case in Fiscal 2020 through part of Fiscal 2022 with respect to certain of our natural gas and propane products and services;
•disrupt or delay progress in the development and completion of our energy infrastructure projects;
•prolong the time period necessary to perform maintenance of our infrastructure;
•result in operational delays, including delay in the delivery of our products to customers;
•result in temporary or permanent shortages in our workforce;
•result in impairment relating to certain current and long-lived assets and goodwill;
•delay the timeliness of our ability to source goods;
•result in commodity price volatility and supply chain constraints, as was the case in in Fiscal 2020 through part of Fiscal 2022; and
•limit or curtail significantly or entirely the ability of public utility commissions to approve or authorize applications and other requests we may make with respect to our regulated businesses.

Throughout the pandemic, we have modified or restricted certain business and workforce practices (including employee travel, presence at employee work locations, and physical participation in meetings, events, and conferences) to protect the health and safety of our workforce, and to conform to government orders, as well as regulatory and public health authority guidance. While we have generally reopened our offices, our employees continue to be exposed to health and safety risks and we may reinstate modified or restricted business and workforce practices, including office closures, as the pandemic continues. We depend on our workforce to operate our facilities, deliver our products and provide services to customers. If a large portion of our operational workforce were to contract COVID-19 simultaneously, we would rely upon our business continuity plans in an effort to continue operations, but there is no certainty that such measures would be sufficient to mitigate the adverse impact to our operations.

The degree to which COVID-19 and variant strains may impact our business operations, financial condition, liquidity and results of operations is unknown at this time and will depend on future developments, including the continued spread of the virus and its variants, the efficacy of available vaccines, the severity of the disease, the duration of the pandemic, actions prescribed or ordered by governmental authorities, public health authority guidance, and when and to what extent economic and operating conditions can return to pre-pandemic levels.

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

We are subject to operating and litigation risks that may not be covered by insurance. Our business operations are subject to all of the operating hazards and risks normally incidental to the handling, storage and distribution of combustible products, such as LPG and natural gas, and the generation of electricity. These risks could result in substantial losses due to personal injury and/or loss of life, and severe damage to and destruction of property and equipment arising from explosions and other catastrophic events, including acts of terrorism. As a result of these and other incidents, we are sometimes a defendant in legal proceedings and litigation arising in the ordinary course of business, including regulatory investigations, claims, lawsuits and other proceedings. Additionally, environmental contamination or other incidents resulting in an environmental impact have resulted in, and could continue to result in, legal or regulatory proceedings (see “Our need to comply with, and respond to, industry-wide changes resulting from, comprehensive, complex, and sometimes unpredictable governmental regulations, including regulatory initiatives aimed at increasing competition within our industry, may increase our costs and limit our revenue growth, which may adversely affect our operating results” for more information on such proceedings). There can be no assurance that our insurance coverage will be adequate to protect us from all material expenses related to pending and future claims or that such levels of insurance would be available in the future at economical prices. Moreover, defense and settlement costs may be substantial, even with respect to claims and investigations that have no merit. If we cannot resolve these matters favorably, our business, financial condition, results of operations and future prospects may be materially adversely affected.

The risk of natural disasters, pandemics and catastrophic events, including acts of war and terrorism, may adversely affect the economy and the price and availability of LPG, other refined fuels and natural gas. Natural disasters, pandemics and catastrophic events, such as fires, earthquakes, explosions, floods, tornadoes, hurricanes, terrorist attacks, war, political unrest and other similar occurrences, may adversely impact the demand for, price and availability of LPG (including propane), other refined fuels and natural gas, which could adversely impact our financial condition and results of operations, our ability to raise capital and our future growth. The impact that the foregoing may have on our industries in general, and on us in particular, is not known at this time. A natural disaster, pandemic or an act of war or terrorism could result in disruptions of crude oil or natural gas supplies and markets (the sources of LPG), cause price volatility in the cost of LPG, fuel oil and natural gas, and our infrastructure facilities could be directly or indirectly impacted. Additionally, if our means of supply transportation, such as rail, truck or pipeline, are delayed or temporarily unavailable due to a natural disaster, pandemic, war or terrorist activity, we may be unable to transport LPG and other refined fuels in a timely manner or at all. A lower level of economic activity could result in a decline in energy consumption, which could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of a natural disaster, pandemic, war or terrorism could also affect our ability to raise capital. We have opted to purchase insurance coverage for natural disasters and terrorist acts within our property and casualty insurance programs, but we can give no assurance that our insurance coverage would be adequate to fully compensate us for any losses to our business or property resulting from natural disasters or terrorist acts.

Our indebtedness may adversely affect our business, financial condition and operating results. Our debt agreements also contain covenants that restrict our operational flexibility. As of September 30, 2022, we had total indebtedness of $7 billion. Our indebtedness could adversely affect our business, financial condition, operating results and operational flexibility by, among other things:

•impairing our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes;
•limiting operational flexibility and our ability to pursue business opportunities and implement certain business strategies;
•impairing our ability to respond to changing business and economic conditions;
•impairing our ability to repay our indebtedness at maturity, especially where our debt agreements contain significant maturities;
•exposing us to the risk of increased interest rates where our debt agreements have variable interest rates; and
•placing us at a competitive disadvantage compared to our competitors that have proportionately less debt and fewer guarantee obligations.

The occurrence of any of such events could have a material adverse effect upon our business, financial condition and results of operations. Further, if our credit ratings were to be downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any future debt financing could be negatively impacted. Additionally, our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which is subject to economic and political conditions, seasonal cycles and financial, business and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations to service our indebtedness, we may be required to, among other things, refinance or restructure all or a portion of our indebtedness, reduce or delay planned capital or operating expenditures or sell selected assets. Such measures might not be sufficient to enable us to service our indebtedness, and any such refinancing, restructuring or sale of assets might not be available on favorable terms or at all.

In addition, our debt agreements generally contain customary affirmative covenants, including, among others, covenants pertaining to the delivery of financial statements; certain financial covenants; notices of default and certain other material events; payment of obligations; preservation of corporate existence, rights, privileges, permits, licenses, franchises and intellectual property; maintenance of property and insurance and compliance with laws, as well as customary negative covenants, including, among others, limitations on the incurrence of liens, investments and indebtedness; mergers, acquisitions and certain other fundamental changes; transfers, leases or dispositions of assets outside the ordinary course of business; restricted payments; changes in our line of business; transactions with affiliates and burdensome agreements. These covenants could affect our ability to operate our business, respond to changes in business and economic conditions, obtain additional financing (if needed), and may increase the amount of interest expense we ultimately pay pursuant to the debt agreements. Further, our ability to comply with the covenants and restrictions contained in our debt agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions or regulatory changes. A failure to comply with the covenants in our debt agreements could result in a default or an event of default. Upon an event of default, unless waived, the lenders could elect to terminate their commitments, cease making further loans, require cash collateralization of letters of credit, cause their loans to become due and payable in full, foreclose against any assets securing the debt under our debt agreements and force us and our subsidiaries into bankruptcy or liquidation. If the payment of our debt is accelerated, we cannot be certain that we will have sufficient funds available to pay down the indebtedness (together with accrued interest and fees), or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. This could have a material adverse effect upon our business, financial condition and results of operations.

Additionally, the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or conflict with covenant restrictions then in effect. As a result, there is no guarantee that financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations. See the liquidity section in Item 7. Management's Discussion and Analysis for additional information on our current debt agreements.

Our holding company structure could limit our ability to pay dividends or service debt. We are a holding company whose material assets are the stock of our subsidiaries. Our ability to pay dividends on our Common Stock and to pay principal and accrued interest on our debt, if any, depends on the payment of dividends to us by our principal subsidiaries. Payments to us by our subsidiaries, in turn, depend upon their consolidated results of operations and cash flows. The operations of our subsidiaries are affected by conditions beyond our control, including weather, regulations, competition in national and international markets we serve, the costs and availability of propane, butane, natural gas, electricity, and other energy sources and capital market conditions. The ability of our subsidiaries to make payments to us is also affected by the level of indebtedness of our subsidiaries, which is substantial, and the restrictions on payments to us imposed under the terms of such indebtedness.

Volatility in credit and capital markets may restrict our ability to grow, increase the likelihood of defaults by our suppliers and vendors, customers and counterparties and adversely affect our operating results. Volatility in credit and capital markets may create additional risks to our businesses in the future. We are exposed to financial market risk (including refinancing risk) resulting from, among other things, changes in interest rates and conditions in the credit and capital markets. Adverse developments in the credit markets may increase our possible exposure to the liquidity, default and credit risks of our suppliers and vendors, counterparties associated with derivative financial instruments and our customers. Although we believe that current financial market conditions, if they were to continue for the foreseeable future, will not have a significant impact on our ability to fund our existing operations, less favorable market conditions could restrict our ability to grow through acquisitions, limit the scope of major capital projects if access to credit and capital markets is limited, or adversely affect our operating results.

We depend on our intellectual property and failure to protect that intellectual property could adversely affect us. We seek trademark protection for our brands in each of our businesses, and we invest significant resources in developing our business brands. Failure to maintain our trademarks and brands could adversely affect our customer-facing businesses and our operational results.

Declines in the stock market or bond market, and a low interest rate environment, may negatively impact our pension liability. Declines in the stock market and a low interest rate environment historically have resulted in a significant impact on our pension liability and funded status. Declines in the stock or bond market and valuation of stocks or bonds, combined with low interest rates, could further impact our pension liability and funded status and increase the amount of required contributions to our pension plans.

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

PART II:

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

Our Common Stock is traded on the New York Stock Exchange under the symbol “UGI.” On November 11, 2022, we had 6,485 holders of record of Common Stock.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its Common Stock during the quarter ended September 30, 2022. As of September 30, 2022, the Company had 7.10 million shares of Common Stock available for repurchase through an extension of a previous share repurchase program announced by the Company on February 2, 2022. The Board of Directors authorized the repurchase of up to 8 million shares of Common Stock over a four-year period expiring in February 2026.

Recent Sale of Unregistered Securities

The Company did not sell any unregistered securities during Fiscal 2022.

Performance Graph

The following graph compares the cumulative five-year total shareholder return (stock price appreciation and the reinvestment of dividends) on an investment of $100 in UGI Common Stock, the S&P 500 Index, and the S&P 500 Utilities Index over the five years from September 30, 2017, through September 30, 2022. The stock performance shown on the graph below is based on historical data and is not necessarily indicative of future stock price performance.

ITEM 6.SELECTED FINANCIAL DATA
Intentionally omitted.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MD&A discusses our results of operations for Fiscal 2022 and Fiscal 2021, and our financial condition. For discussion of our results of operations and cash flows for Fiscal 2021 compared with Fiscal 2020, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2021 Annual Report on Form 10-K, filed with the SEC on November 19, 2021. MD&A should be read in conjunction with Items 1 and 2, “Business and Properties,” Item 1A, “Risk Factors,” and the Consolidated Financial Statements in Item 8 below including “Segment Information” included in Note 23 to Consolidated Financial Statements.
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

Executive Overview
Recent Developments
UGI International Energy Marketing Business
In October 2022, UGI International, through a wholly-owned subsidiary, sold its natural gas marketing business located in the United Kingdom resulting in a net cash payment to the buyer of $19 million which includes working capital adjustments. The assets and liabilities associated with this business, primarily attributable to the value of unrealized gains and losses on derivative contracts, are classified as held-for-sale on the accompanying Consolidated Balance Sheet as of September 30, 2022. During the fourth quarter of Fiscal 2022, the Company recognized an impairment charge, which was limited to the disposal group’s long-lived assets in accordance with its policy related to assets held for sale. Such impairment in Fiscal 2022 was not material. An incremental pretax loss of approximately $220 million was recognized in the first quarter of Fiscal 2023 in connection with the completed sale, largely attributable to the difference between the net cash payment to the buyer and the fair value of net derivative assets sold along with customer contracts as of the transaction date. The change in the net assets held for sale as of September 30, 2022, and the loss recognized upon disposal in October 2022, was due to the change in the fair value of the net derivative assets subsequent to September 30, 2022.
In November 2022, the Company announced its intent to sell its energy marketing business located in France, with a definitive agreement expected to be signed in the first quarter of Fiscal 2023. The Company expects to recognize a significant loss on the sale largely attributable to the value of net derivative assets sold along with the related customer contracts. At September 30, 2022, the carrying value of the net assets of the Company’s energy marketing business in France amounted to approximately $470 million with primarily all of that value related to the fair value of the applicable derivative contracts.
Global Macroeconomic Conditions
During Fiscal 2021 and continuing into the current fiscal year, global commodity and labor markets have experienced significant inflationary pressures attributable to various economic and political factors, including: the economic recovery and evolving consumer patterns associated with the COVID-19 pandemic; supply chain issues associated with labor shortages; significant inflationary pressures on commodity prices; and political and regulatory conditions resulting from the war between Russia and Ukraine, among others. These factors have led to significant volatility across various consumer price indices during Fiscal 2021 and Fiscal 2022. We have experienced substantial shifts in commodity prices, particularly in LPG, natural gas and electricity prices, which, in turn, have led to extensive mark-to-market impacts on commodity derivative instruments not associated with current-period activity. The ongoing strain on supply costs has resulted in increased inventory costs and certain distribution expenses across all of our businesses. It has also affected requirements around cash collateral and restricted cash associated with our outstanding derivatives. We cannot predict the duration or total magnitude of these factors and the total effects on our business, financial position, results of operations, liquidity or cash flows at this time. However, we continue to evaluate and react to these global economic and political conditions and remain focused on managing our financial condition and liquidity as these conditions continue to evolve.

Acquisition of Mountaineer Gas Company
On September 1, 2021, UGI acquired Mountaineer, the largest natural gas distribution company in West Virginia for a purchase price of $540 million, which included the assumption of approximately $140 million principal amounts of long-term debt. Mountaineer serves nearly 214,000 customers across 50 of the state’s 55 counties, and is subject to regulation by the WVPSC. The Mountaineer Acquisition was funded with cash proceeds from the 2021 UGI Corporation Senior Credit Facility and the issuance of Equity Units and cash on hand. Mountaineer is included in the Utilities segment as of and in all periods subsequent to the acquisition date. For additional information on the Mountaineer Acquisition and the associated financing activities, see Notes 5, 6 and 13 to the Consolidated Financial Statements.
Continuing Business Transformation Initiatives
By the end of Fiscal 2021, AmeriGas Propane and UGI International substantially completed their previously announced business transformation initiatives. Benefits provided under each initiative were consistent with expectations during Fiscal 2022, and are expected to provide ongoing annual benefits of more than $150 million and €30 million, respectively.
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
The following tables reflect the adjustments referred to above and reconcile net income attributable to UGI Corporation, the most directly comparable GAAP measure, to adjusted net income attributable to UGI Corporation, and reconcile diluted earnings per share, the most directly comparable GAAP measure, to adjusted diluted earnings per share:

	Year Ended September 30,
(Millions of dollars, except per share amounts)	2022	2021
Adjusted net income attributable to UGI Corporation:
AmeriGas Propane	$112	$168
UGI International	175	221
Midstream & Marketing	163	107
Utilities	206	144
Corporate & Other (a)	417	827
Net income attributable to UGI Corporation	1,073	1,467
Net gains on commodity derivative instruments not associated with current-period transactions (net of tax of $140 and $389, respectively)	(458)	(1,001)
Unrealized gains on foreign currency derivative instruments (net of tax of $14 and $2, respectively)	(36)	(6)
Business transformation expenses (net of tax of $(2) and $(27), respectively)	7	74
Acquisition and integration expenses associated with the Mountaineer Acquisition (net of tax of $(1) and $(4), respectively)	1	10
Impairment of customer relationship intangible (net of tax of $0 and $(5), respectively)	—	15
Impairments of certain equity method investments and assets (net of tax of $(14) and $0, respectively)	26	93
Impact of change in tax law	(19)	(23)
Loss on extinguishment of debt (net of tax of $(3) and $0, respectively)	8	—
Restructuring costs (net of tax of $(10) and $0, respectively)	24	—
Total adjustments (a) (b)	(447)	(838)
Adjusted net income attributable to UGI Corporation	$626	$629

Adjusted diluted earnings per share:
AmeriGas Propane	$0.52	$0.79
UGI International	0.81	1.04
Midstream & Marketing	0.76	0.51
Utilities	0.95	0.68
Corporate & Other (a)	1.93	3.90
Earnings per share - diluted	4.97	6.92
Net gains on commodity derivative instruments not associated with current-period transactions	(2.11)	(4.72)
Unrealized gains on foreign currency derivative instruments	(0.17)	(0.03)
Business transformation expenses	0.03	0.35
Acquisition and integration expenses associated with the Mountaineer Acquisition	—	0.04
Impairment of customer relationship intangible	—	0.07
Impairments of certain equity method investments and assets	0.12	0.44
Impact of change in tax law	(0.09)	(0.11)
Loss on extinguishment of debt	0.03	—
Restructuring costs	0.12	—
Total adjustments (a)	(2.07)	(3.96)
Adjusted diluted earnings per share	$2.90	$2.96

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

Fiscal 2022 Compared with Fiscal 2021

Discussion. Net income attributable to UGI Corporation was $1,073 million for Fiscal 2022 (equal to $4.97 per diluted share) compared to $1,467 million for Fiscal 2021 (equal to $6.92 per diluted share). Net income attributable to UGI Corporation in Fiscal 2022 reflects a $513 million year-over-year decrease in net unrealized gains on commodity derivative instruments and certain foreign currency derivative instruments. This decrease reflects the significant volatility related to commodity prices during Fiscal 2022 and Fiscal 2021, as well as the stronger U.S dollar versus the euro, and has contributed to the accumulation of substantial derivative assets related to the Company’s commodity derivative instruments at both September 30, 2022 and 2021. Net income attributable to UGI Corporation for Fiscal 2022 and Fiscal 2021 also includes (1) impairments of certain equity method investments and other assets of $26 million and $108 million, respectively; (2) benefits related to tax law changes of $19 million and $23 million, respectively; (3) business transformation expenses of $7 million and $74 million, respectively; and (4) acquisition and integration expenses of $1 million and $10 million, respectively. Net income attributable to UGI Corporation for Fiscal 2022 also includes restructuring costs of $21 million largely attributable to a reduction in workforce and related costs, and a loss on extinguishment of debt of $8 million associated with financing activities at UGI International.

Adjusted net income attributable to UGI Corporation for Fiscal 2022 was $626 million (equal to $2.90 per diluted share) compared to adjusted net income attributable to UGI Corporation for Fiscal 2021 of $629 million (equal to $2.96 per diluted share). The slight decrease in adjusted net income attributable to UGI Corporation during Fiscal 2022 reflects lower earnings contributions from our LPG businesses which were significantly impacted by the effects of commodity price volatility on current-period margins and related volumes and the absence of a Fiscal 2021 tax benefit under the CARES Act. These factors were largely offset by higher earnings from our Utilities and Midstream & Marketing segments, which include contributions attributable to recent acquisitions.
AmeriGas Propane’s adjusted net income attributable to UGI Corporation decreased $56 million during Fiscal 2022. This decrease largely reflects lower retail propane margin primarily attributable to lower retail volumes sold and higher operating and administrative expenses largely attributable to inflationary pressures. These factors were partially offset by higher non-propane margin and gains on asset sales.
UGI International’s adjusted net income attributable to UGI Corporation decreased $46 million during Fiscal 2022 principally reflecting lower total margin largely attributable to the effects of commodity price volatility on our energy marketing business and the net effect of weaker foreign currencies compared to the prior year. These factors were partially offset by higher gains on asset sales.
Midstream & Marketing adjusted net income in Fiscal 2022 was $56 million higher than the prior year. This increase principally reflects higher margins related to natural gas marketing activities, higher total earnings from renewable energy marketing activities, and incremental contributions from UGI Moraine East.
Utilities Fiscal 2022 adjusted net income increased $62 million compared to the prior year. The increase was largely related to the full-year impact of earnings attributable to the Mountaineer Acquisition, an increase in DSIC rates and higher margin from large delivery including the effects of customer growth at UGI Utilities also contributed to the earnings improvement during the current year.

AmeriGas Propane	2022	2021	Increase (Decrease)
(Dollars in millions)
Revenues	$2,943	$2,614	$329	13%
Total margin (a)	$1,330	$1,397	$(67)	(5)%
Operating and administrative expenses	$889	$869	$20	2%
Operating income / earnings before interest expense and income taxes	$307	$385	$(78)	(20)%
Retail gallons sold (millions)	888	968	(80)	(8)%
Degree days – % warmer than normal (b)	(0.8)%	(2.8)%	—	—
(a)Total margin represents revenues less cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for 344 regions in the United States, excluding Alaska and Hawaii.

Average temperatures during Fiscal 2022 were 0.8% warmer than normal and 1.8% colder than the prior year. Total retail gallons sold decreased 8% during Fiscal 2022 principally reflecting the continuing impact of customer service challenges that occurred in Fiscal 2021, staffing shortages in key delivery related positions, increased price sensitivity in the higher commodity cost environment and the absence of the beneficial prior-year impact of COVID-19 on cylinder exchange and resale volumes.

Total revenues increased $329 million during Fiscal 2022 largely reflecting higher average propane selling prices ($468 million) and, to much lesser extent, higher wholesale volumes ($29 million). These increases were partially offset by the effects of the lower retail propane volumes sold ($182 million). Average daily wholesale propane commodity prices during Fiscal 2022 at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 39% higher than such prices during Fiscal 2021. Total cost of sales increased $396 million during Fiscal 2022 largely attributable to the higher average propane product costs ($448 million) and, to a much lesser extent, the higher wholesale propane volumes ($27 million). These increases were partially offset by the effects of the lower retail propane volumes sold ($82 million).

AmeriGas Propane total margin decreased $67 million in Fiscal 2022 largely attributable to the lower retail propane volumes sold ($100 million) compared to the prior year. This decrease was partially offset by higher average retail propane margin ($28 million) and increased non-propane margin ($11 million) largely attributable to higher fuel recovery and tank rental fees.

Operating income and earnings before interest expense and income taxes decreased $78 million during Fiscal 2022 primarily attributable to the previously mentioned decrease in total margin and higher operating and administrative expenses ($20 million). Operating income and earnings before interest expense and income taxes in Fiscal 2022 also includes an increase in other income largely related to gains on asset sales. The increase in operating and administrative expenses in Fiscal 2022 was impacted by the inflationary cost environment and includes, among other things, higher bad debt expense ($13 million), vehicle fuel ($13 million), general insurance and claims expense ($11 million), and telecommunications expenses ($10 million). These increases were partially offset by lower expenses associated with employee compensation and benefits ($22 million), advertising ($8 million) and vehicle leases ($5 million).

UGI International	2022	2021	Increase (Decrease)
(Dollars in millions)
Revenues	$3,686	$2,651	$1,035	39%
Total margin (a)	$935	$1,053	$(118)	(11)%
Operating and administrative expenses	$611	$622	$(11)	(2)%
Operating income	$237	$314	$(77)	(25)%
Earnings before interest expense and income taxes	$254	$317	$(63)	(20)%
LPG retail gallons sold (millions)	799	792	7	1%
Degree days - % (warmer) colder than normal (b)	(2.6)%	0.4%	—	—
(a)Total margin represents total revenues less total cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data at locations in our UGI International service territories.

Average temperatures during Fiscal 2022 were 2.6% warmer than normal and 5.0% warmer than Fiscal 2021. Total LPG retail gallons sold during Fiscal 2022 increased slightly compared to Fiscal 2021 largely attributable to the recovery of certain bulk volumes that were negatively impacted by COVID-19 in Fiscal 2021 and favorable crop drying campaigns, partially offset by warmer weather.

UGI International base-currency results are translated into U.S. dollars based upon exchange rates experienced during the reporting periods. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During Fiscal 2022 and Fiscal 2021, the average unweighted euro-to-dollar translation rates were approximately $1.08 and $1.20, respectively, and the average unweighted British pound sterling-to-dollar translation rates were approximately $1.28 and $1.37, respectively. Fluctuations in these foreign currency exchange rates can have a significant impact on the individual financial statement components discussed below. The impact of such changes on earnings, however, is mitigated by the effects of forward foreign currency exchange contracts entered into over a multi-year period intended to reduce volatility in U.S. dollar amounts resulting from changes in exchange rates. These forward foreign currency exchange contracts resulted in realized net gains of $13 million and $1 million, respectively, in Fiscal 2022 and Fiscal 2021.

UGI International revenues and cost of sales increased $1,035 million and $1,153 million, respectively, during Fiscal 2022. Average wholesale prices for propane and butane during Fiscal 2022 in northwest Europe were approximately 53% and 70%

higher, respectively, compared to Fiscal 2021. The increase in revenues and cost of sales principally reflects the impact on our energy marketing business from significant increases and volatility in natural gas and electricity prices and the effects of the previously mentioned higher average propane and butane selling prices and product costs on our LPG business compared to the prior year. These increases were partially offset by the translation effects of weaker foreign currencies as reflected in the previously mentioned average exchange rates.

UGI International total margin decreased $118 million during Fiscal 2022 primarily reflecting lower total margin from our energy marketing business (approximately $53 million) and the translation effects of the weaker foreign currencies. These factors were partially offset by higher total margin from our LPG business attributable to strong margin management efforts despite the effects of the previously mentioned higher product costs. The lower total margin from our energy marketing business is largely due to the impact of significant volatility in commodity costs and its effects on unit margins of certain customer contracts which were largely confined to the heating-season months of October through March during Fiscal 2022.

UGI International operating income and earnings before interest expense and income taxes decreased $77 million and $63 million, respectively, during Fiscal 2022. The decrease in operating income principally reflects the decrease in total margin partially offset by lower depreciation and amortization ($18 million), lower operating and administrative expenses ($11 million) and higher gains associated with the sale of assets compared to Fiscal 2021. The decrease in depreciation and amortization principally reflects the effects of currency translation. The net decrease in operating and administrative expenses compared to the prior year was driven by the translation effects of the weaker foreign currencies largely offset by the effects of inflation on the underlying distribution, personnel and maintenance costs. The decrease in earnings before interest expense and income taxes in Fiscal 2022 largely reflects the decrease in operating income partially offset by higher realized gains on foreign currency exchange contracts ($12 million) entered into in order to reduce volatility in UGI International earnings resulting from the effects of changes in foreign currency exchange rates.

Midstream & Marketing	2022	2021	Increase
(Dollars in millions)
Revenues	$2,326	$1,406	$920	65%
Total margin (a)	$450	$373	$77	21%
Operating and administrative expenses	$129	$129	$—	—%
Operating income	$246	$160	$86	54%
Earnings before interest expense and income taxes	$269	$190	$79	42%
(a)Total margin represents total revenues less total cost of sales.

Average temperatures across Midstream & Marketing’s energy marketing territory during Fiscal 2022 were 8.1% warmer than normal and 4.3% warmer than the prior year.

Midstream & Marketing’s revenues increased $920 million compared to the prior year principally reflecting increased revenues from natural gas marketing activities ($845 million), including the effects of peaking and capacity management activities, which were impacted by significantly higher average natural gas prices compared to the prior year. This increase in revenues was partially offset by lower volumes attributable to the warmer weather. Higher revenues associated with retail power and generation ($45 million) and natural gas gathering activities ($27 million) also contributed to the increase.

Midstream & Marketing cost of sales was $1,876 million in Fiscal 2022 compared to $1,033 million in Fiscal 2021. The $843 million increase principally reflects higher cost of sales related to the previously mentioned natural gas marketing activities ($807 million) which include the effects of significantly higher product costs in Fiscal 2022 partially offset by the lower volumes sold. Higher cost of sales associated with retail power and generation ($40 million) also contributed to the increase.

Midstream & Marketing total margin increased $77 million in Fiscal 2022 largely reflecting improved margin from natural gas marketing activities ($38 million), including the effects of peaking and capacity management activities, and reflects the positive impact of settlement timing of certain multi-year commodity storage hedge contracts during Fiscal 2022. The increase in total margin also includes incremental margin attributable to UGI Moraine East ($15 million), higher total margin from renewable energy marketing activities ($9 million) including the impact of increased average pricing related to environmental credits compared to Fiscal 2021, and higher retail power and generation margin ($5 million).

Midstream & Marketing operating income and earnings before interest expense and income taxes during Fiscal 2022 increased $86 million and $79 million, respectively, compared to the prior year. The increase in operating income principally reflects the increase in total margin and the absence of a contingent consideration adjustment related to the GHI acquisition in the prior year partially offset by higher depreciation and amortization expense largely attributable to UGI Moraine East. The increase in earnings before interest expense and income taxes reflects the improvement in operating income partially offset by lower income from equity-method investments.

Utilities	2022	2021	Increase (Decrease)
(Dollars in millions)
Revenues	$1,620	$1,079	$541	50%
Total margin (a)	$801	$616	$185	30%
Operating and administrative expenses (a)	$332	$254	$78	31%
Operating income	$327	$241	$86	36%
Earnings before interest expense and income taxes	$336	$242	$94	39%
Gas Utility system throughput – bcf
Core market	100	77	23	30%
Total	363	311	52	17%
Electric Utility distribution sales - gwh	997	998	(1)	—%
Natural gas degree days – % warmer than normal (b)	(7.5)%	(6.5)%	—	—
(a)Total margin represents total revenues less total cost of sales and revenue-related taxes (i.e. Electric Utility gross receipts and business and occupation taxes) of $21 million and $5 million, respectively, during Fiscal 2022 and Fiscal 2021. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Consolidated Statements of Income (but are excluded from operating expenses presented above).
(b)Deviation from average heating degree days is determined on a 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for airports located within Utilities natural gas service territory.

Temperatures in Utilities’ natural gas service territory during Fiscal 2022 were 7.5% warmer than normal and slightly warmer than the prior year. Utilities’ core market and total natural gas system volumes increased (23 bcf and 52 bcf, respectively) during Fiscal 2022 largely related to incremental volumes attributable to Mountaineer.
Utilities revenues increased $541 million in Fiscal 2022 reflecting a $505 million increase in natural gas revenues and a $36 million increase in Electric Utility revenues. The increase in natural gas revenues principally reflects incremental revenues attributable to Mountaineer ($249 million), higher PGC rates reflecting higher natural gas costs, higher pricing on off-system sales, increased DSIC rates, and the full-year impact of the increase in base rates that went into effect during Fiscal 2021. The increase in Electric Utility revenues during Fiscal 2022 reflects higher DS rates compared to the prior year and the increase in base rates that went into effect in November 2021.

Utilities cost of sales (including revenue-related taxes) was $819 million in Fiscal 2022 compared with $463 million in Fiscal 2021. Natural gas cost of sales increased during Fiscal 2022 ($326 million) largely attributable to incremental cost of sales attributable to Mountaineer ($126 million), higher PGC rates compared to the prior year, and increased cost of sales associated with off-system sales. Electric Utility cost of sales increased during Fiscal 2022 ($30 million) primarily related to the higher DS rates compared to the prior year.

Utilities total margin increased $185 million during Fiscal 2022 primarily related to higher natural gas margin ($179 million) compared to Fiscal 2021 largely reflecting incremental margin attributable to Mountaineer ($123 million). The increase in total natural gas margin also includes higher margin attributable to the increased DSIC rates, higher margin from large delivery service customers including the effects of customer growth compared to the prior year, and the previously mentioned full-year impact of the increase in base rates. Electric Utility margin increased $6 million largely attributable to the increase in base rates compared to the prior year.

Utilities operating income and earnings before interest expense and income taxes during Fiscal 2022 increased $86 million and $94 million, respectively, compared to the prior year. The increase in operating income largely reflects the previously mentioned increase in total margin, partially offset by higher operating and administrative expenses ($78 million) and depreciation expense ($25 million) compared to the prior year, both principally related to incremental expenses attributable to Mountaineer. The higher depreciation expense compared to the prior year also includes the effects of continued distribution system capital expenditure activity. The increase in earnings before interest expense and income taxes principally reflects the increase in operating income and higher pension non-service income compared to the prior year.

Interest Expense and Income Taxes

Our consolidated interest expense during Fiscal 2022 was $329 million compared to $310 million during the prior year. The increase in interest expense principally reflects the effects of incremental long-term debt outstanding during the current period, net of repayments, primarily related to the Mountaineer Acquisition and UGI Utilities’ issuance of senior notes during Fiscal 2022 and the second half of Fiscal 2021. Higher average short-term borrowings outstanding compared to the prior year also contributed to the increase in interest expense.

Our effective income tax rate decreased between Fiscal 2021 and Fiscal 2022 due primarily to the benefit of the impact on net deferred tax liabilities of the reduction in the Pennsylvania statutory income tax rate. This benefit exceeded the prior year net benefits attributable to the CARES Act and the election made under a tax law change in Italy which allowed us to step up its tax basis on certain assets in exchange for paying a three percent substitute tax, partially offset by the establishment of a valuation allowance on the PennEast impairment. For additional information on our income taxes, including tax law changes, see Note 7 to Consolidated Financial Statements.

Financial Condition and Liquidity

The Company expects to have sufficient liquidity including cash on hand and available borrowing capacity, to continue to support long-term commitments and ongoing operations despite uncertainties associated with ongoing global macroeconomic conditions including, among others, changes in consumer behavior resulting from the COVID-19 pandemic, the inflationary cost environment and ongoing energy commodity price volatility. Our total available liquidity balance, comprising cash and cash equivalents and available borrowing capacity on our revolving credit facilities, totaled approximately $1.7 billion and $2.2 billion at September 30, 2022 and 2021, respectively. Our total available liquidity at September 30, 2022 was affected, in part, by $398 million of cash collateral received from derivative counterparties resulting from the impact of rising commodity prices and an accumulation of derivative assets associated with our commodity derivative instruments. The Company does not have any near-term senior note or term loan maturities. The Company cannot predict the duration or total magnitude of the uncertain economic factors mentioned above and the total effects they will have on its liquidity, debt covenants, financial condition or the timing of capital expenditures. UGI and its subsidiaries were in compliance with all debt covenants as of September 30, 2022.

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

The primary sources of UGI’s cash and cash equivalents are the dividends and other cash payments made to UGI or its corporate subsidiaries by its principal business units. Our cash and cash equivalents totaled $405 million at September 30, 2022, compared with $855 million at September 30, 2021. Our cash and cash equivalents at September 30, 2022 reflects the previously mentioned cash collateral deposits received from our derivative instrument counterparties. This is attributable to significant mark-to-market gains on our commodity derivative instruments resulting from the steep rise and volatility in commodity prices during Fiscal 2022 and 2021. This cash could be returned to such counterparties as commodity prices and their impact on our commodity derivative instruments stabilizes or reverses. Excluding these collateral deposits received and cash and cash equivalents that reside at UGI’s operating subsidiaries, at September 30, 2022 and 2021, our cash and cash equivalents totaled $140 million and $172 million, respectively. Such cash is available to pay dividends on UGI Common Stock and for investment purposes.

During Fiscal 2022 and Fiscal 2021, our principal business units paid cash dividends and made other cash payments to UGI and its subsidiaries as follows:

(Millions of dollars)	2022	2021
AmeriGas Propane	$227	$135
UGI International	116	212
Midstream & Marketing	—	25
Utilities	—	35
Total	$343	$407

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
Dividends
Quarterly dividends per share of UGI Common Stock paid during Fiscal 2022 and Fiscal 2021 were as follows:

	2022	2021
1st Quarter	$0.345	$0.330
2nd Quarter	0.345	0.330
3rd Quarter	0.360	0.345
4th Quarter	0.360	0.345
Total	$1.410	$1.350
On November 17, 2022, UGI’s Board of Directors declared a cash dividend equal to $0.360 per common share. The dividend will be payable on January 1, 2023, to shareholders of record on December 15, 2022.

Repurchases of Common Stock

During Fiscal 2022, the Company repurchased 900,000 shares at a total purchase price of $38 million. There were no such repurchases during Fiscal 2021. For additional information on the authorization of these repurchases, see Note 13 to the Consolidated Financial Statements.

Long-term Debt and Credit Facilities

The Company’s debt outstanding at September 30, 2022 and 2021, comprised the following:

	2022						2021
(Millions of dollars)	AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corp. & Other	Total	Total
Short-term borrowings	$131	$1	$—	$236	$—	$368	$367

Long-term debt (including current maturities):
Senior notes	$2,575	$392	$—	$1,505	$—	$4,472	$4,270
Term loans	—	294	677	135	765	1,871	1,938
Other long-term debt	—	2	40	22	258	322	283
Unamortized debt issuance costs	(12)	(6)	(7)	(6)	(2)	(33)	(42)
Total long-term debt	$2,563	$682	$710	$1,656	$1,021	$6,632	$6,449
Total debt	$2,694	$683	$710	$1,892	$1,021	$7,000	$6,816
Significant Financing Activities
Mountaineer Credit Agreement. On October 20, 2022, Mountaineer entered into the Mountaineer 2023 Credit Agreement, as borrower, with a group of lenders. The Mountaineer 2023 Credit Agreement amends and restates a previous credit agreement and provides for borrowings up to $150 million, including a $20 million sublimit for letters of credit. Mountaineer may request an increase in the amount of loan commitments to a maximum aggregate amount of $250 million, subject to certain terms and conditions. Borrowings under the Mountaineer 2023 Credit Agreement can be used to finance the working capital needs of Mountaineer and for general corporate purposes. The Mountaineer 2023 Credit Agreement is scheduled to expire in November 2024, with an option to extend the maturity date.
AmeriGas Propane. On September 28, 2022, AmeriGas Propane entered into the 2022 AmeriGas OLP Credit Agreement, as borrower, with a group of lenders. In connection with the entering into of the 2022 AmeriGas OLP Credit Agreement, the borrower paid off in full and terminated the existing AmeriGas OLP Credit Agreement. The 2022 AmeriGas OLP Credit Agreement provides for borrowings up to $600 million, including a $100 million sublimit for letters of credit. AmeriGas Propane may request an increase in the amount of loan commitments under the 2022 AmeriGas OLP Credit Agreement to a maximum aggregate amount of $900 million, subject to certain terms and conditions. Borrowings under the 2022 AmeriGas OLP Credit Agreement can be used to fund acquisitions and investments and for general corporate purposes. The 2022 AmeriGas OLP Credit Agreement is scheduled to expire in September 2026.

UGI Utilities. On July 12, 2022, UGI Utilities amended the Utilities Term Loan. The amendment extended the maturity date of the loan from October 2022 to July 2027, among other things. The current amount outstanding under the Utilities Term Loan remains unchanged and is payable in quarterly installments of $2 million, with the balance of the principal being due and payable in full at maturity. We have entered into an interest rate swap that will generally fix the underlying market-based interest rate on this variable-rate loan through June 2026.

On June 30, 2022, UGI Utilities entered into a note purchase agreement which provides for the private placement of (1) $90 million aggregate principal amount of 4.75% Senior Notes due July 15, 2032 and (2) $85 million aggregate principal amount of 4.99% Senior Notes due September 15, 2052. On July 15, 2022, UGI Utilities issued $90 million aggregate principal amount of 4.75% Senior Notes pursuant to the note purchase agreement. On September 15, 2022, UGI Utilities issued $85 million aggregate principal amount of 4.99% Senior Notes pursuant to the note purchase agreement. The net proceeds from the issuance of the 4.75% Senior Notes and 4.99% Senior Notes were used to reduce short-term borrowings and for general corporate purposes.

Mountaineer. On June 30, 2022, Mountaineer entered into a note purchase agreement which provides for the private placement of $40 million aggregate principal amount of 4.49% Senior Notes due August 16, 2052. On August 16, 2022, Mountaineer issued $40 million aggregate principal amount of 4.49% Senior Notes pursuant to the note purchase agreement. The net proceeds from the issuance of the 4.49% Senior Notes were used to reduce short-term borrowings and for general corporate purposes.

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

Credit Facilities

Information about the Company’s principal credit agreements (excluding Energy Services’ Receivables Facility, which is discussed below) as of September 30, 2022 and 2021, is presented in the tables below.

(Currency in millions)	Expiration Date	Total Capacity	Borrowings Outstanding	Letters of Credit and Guarantees Outstanding	Available Borrowing Capacity	Weighted Average Interest Rate - End of Year
September 30, 2022
AmeriGas OLP	September 2026	$600	$131	$2	$467	7.27%
UGI International, LLC (a)	October 2023	€300	€—	€—	€300	N.A.
Energy Services	March 2025	$260	$—	$—	$260	N.A.
UGI Utilities	June 2024	$350	$151	$—	$199	4.37%
Mountaineer	November 2024	$100	$85	$—	$15	3.82%
UGI Corporation (b)	August 2024	$300	$252	$—	$48	5.62%
September 30, 2021
AmeriGas OLP	December 2022	$600	$170	$60	$370	2.58%
UGI International, LLC (a)	October 2023	€300	€—	€—	€300	N.A.
Energy Services	March 2025	$260	$—	$—	$260	N.A.
UGI Utilities	June 2024	$350	$130	$—	$220	1.35%
Mountaineer	November 2024	$100	$67	$—	$33	N.M.
UGI Corporation (b)	August 2024	$300	$185	$—	$115	3.27%
(a)Permits UGI International, LLC to borrow in euros or USD.
(b)Borrowings outstanding have been classified as “Long-term debt” on the Consolidated Balance Sheets. Subsequent to September 30, 2022 and 2021, the Company repaid $87 million and $70 million, respectively, of such borrowings and classified these repayments as “Current maturities of long-term debt” on the Consolidated Balance Sheets.
N.A. - Not applicable
N.M. - Not meaningful

The average daily and peak short-term borrowings under the Company’s principal credit agreements are as follows:

	2022		2021
(Currency in millions)	Average	Peak	Average	Peak
AmeriGas OLP	$181	$388	$168	$293
UGI International, LLC	€77	€250	€—	€—
Energy Services	$—	$—	$3	$32
UGI Utilities	$163	$270	$186	$279
Mountaineer	$53	$85	$58	$67
UGI Corporation	$191	$288	$191	$300
Receivables Facility. Energy Services also has a Receivables Facility with an issuer of receivables-backed commercial paper. On October 21, 2022, the expiration date of the Receivables Facility was extended to October 20, 2023. The Receivables Facility provides Energy Services with the ability to borrow up to $150 million of eligible receivables during the period October 21, 2022 through April 30, 2023, and up to $75 million of eligible receivables during the period May 1, 2023 through October 20, 2023. Energy Services uses the Receivables Facility to fund working capital, margin calls under commodity futures contracts, capital expenditures, dividends and for general corporate purposes.

At September 30, 2022 and 2021, the outstanding balance of trade receivables was $101 million and $61 million, respectively, none of which was sold to the bank. During Fiscal 2022 and Fiscal 2021, peak sales of receivables were $98 million and $87 million, respectively. During Fiscal 2022 and Fiscal 2021, average daily amounts sold were $2 million and $21 million, respectively.
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
Operating Activities:
Year-to-year variations in our cash flows from operating activities can be significantly affected by changes in operating working capital, especially during periods with significant changes in energy commodity prices. Cash flows from operating activities in Fiscal 2022 and Fiscal 2021 were $716 million and $1,481 million, respectively. Cash flows from operating activities before changes in operating working capital were $1,269 million in Fiscal 2022 and $1,200 million in Fiscal 2021. Changes in operating working capital provided (used) operating cash flow of $(553) million in Fiscal 2022 and $281 million in Fiscal 2021. The significant increase in cash used from changes in operating working capital principally reflects derivative instruments collateral repayments of $9 million in Fiscal 2022 compared to collateral received of $472 million in Fiscal 2021 reflecting the volatility in energy commodity prices and the timing of associated collateral receipts and payments; lower cash generated from changes in accounts payable due in part to the timing of payments and the impacts of changes in commodity energy prices; and an increase in accounts receivable principally reflecting the effects of higher energy prices on receivable balances.
Investing Activities:
Investing activity cash flow is principally affected by cash expenditures for property, plant and equipment; cash paid for acquisitions of businesses and assets; investments in equity method investees; and cash proceeds from sales and retirements of property, plant and equipment. Cash expenditures for property, plant and equipment totaled $804 million in Fiscal 2022 and $690 million in Fiscal 2021. Cash payments for property, plant and equipment were higher in Fiscal 2022 compared with Fiscal 2021 reflecting, in part, higher capital expenditures at Utilities including the full-year impact of Mountaineer. Cash used for acquisitions of businesses and assets in Fiscal 2022 includes the Stonehenge Acquisition and the Pennant Acquisition in which the Company acquired the 53% interest in Pennant it did not already own. Cash used for acquisitions of businesses and assets in Fiscal 2021 reflects UGI’s acquisition of Mountaineer. Cash used for investments in equity method investees was $47 million in Fiscal 2022 including investments in biomass and renewable energy projects at our Midstream & Marketing reportable segment and an investment in a renewable energy joint venture at UGI International. Cash inflows associated with investing activities during Fiscal 2022 includes cash received from the settlement of certain forward foreign currency contracts previously designated as net investment hedges. Fiscal 2021 includes cash contributions to Pine Run to fund the acquisition of Pine Run Midstream, LLC.
Financing Activities:
Changes in cash flow from financing activities are primarily due to issuances and repayments of long-term debt; short-term borrowings; dividends on UGI Common Stock; and issuances or repurchases of equity instruments.
Cash flow used by financing activities was $51 million in Fiscal 2022 compared to cash flow provided by financing activities of $166 million in Fiscal 2021. During Fiscal 2022, UGI International issued €400 million principal amount of senior notes and Utilities issued a combined $215 million principal amount of senior notes. Proceeds from the UGI International senior notes were principally used to reduce existing long-term debt while proceeds from the Utilities borrowings were used to reduce short-term borrowings and for general corporate purposes. During Fiscal 2021, the Company received $213 million in net cash proceeds from the issuance of Equity Units and $215 million from the issuance of a new variable rate term loan due in May 2025. These funds were used partially to fund the Mountaineer Acquisition. During Fiscal 2021, Utilities issued $175 million of senior notes. In Fiscal 2022 and Fiscal 2021, the Company had net borrowings and (repayments) on credit facilities and the Receivables Facility of $1 million and $(35) million, respectively. Fiscal 2022 cash flow used by financing activities also includes $38 million of cash paid to repurchase Common Stock.

Capital Expenditures
In the following table, we present capital expenditures (which exclude acquisitions of businesses and assets) for Fiscal 2022 and Fiscal 2021. We also provide amounts we expect to spend in Fiscal 2023. We expect to finance a substantial portion of our Fiscal 2023 capital expenditures from cash generated by operations and cash on hand.

(Millions of dollars)	2023 (estimate)	2022	2021
AmeriGas Propane	$130	$128	$130
UGI International	140	107	107
Midstream & Marketing	170	38	43
Utilities	580	562	394
Corporate & Other	20	—	—
Total	$1,040	$835	$674

The increase in capital expenditures at Utilities during Fiscal 2022 reflects the continued execution on its infrastructure replacement and system betterment program as well as the full year impact of Mountaineer. Increased levels of capital expenditures estimated in Fiscal 2023 reflect natural gas infrastructure expansion and investments in renewable energy projects at Midstream & Marketing and UGI International; replacement and betterment projects at UGI Utilities; and expansion of Mountaineer’s capital expenditure programs.

Contractual Cash Obligations and Commitments
The Company has contractual cash obligations that extend beyond Fiscal 2022. The following table presents contractual cash obligations with non-affiliates under agreements existing as of September 30, 2022:

	Payments Due by Period
(Millions of dollars)	Total	Fiscal 2023		Fiscal 2024 - 2025	Fiscal 2026 - 2027	Thereafter
Short-term borrowings (a)	$368	$368		$—	$—	$—
Long-term debt (a)	6,665	149		2,587	2,207	1,722
Interest on long-term fixed-rate debt (a)(b)(c)	1,971	302		489	258	922
Operating leases	417	93		145	93	86
AmeriGas Propane supply contracts	13	13		—	—	—
UGI International supply contracts	238	238		—	—	—
Midstream & Marketing supply contracts	1,670	576		391	155	548
Utilities construction, supply, storage and transportation contracts	683	197		231	152	103
Derivative instruments (d)	213	150	150	62	1	—
Total	$12,238	$2,086		$3,905	$2,866	$3,381
(a)Based upon stated maturity dates for debt outstanding at September 30, 2022.
(b)Based upon stated interest rates adjusted for the effects of interest rate swaps.
(c)Calculated using applicable interest rates or forward interest rate curves, and UGI’s and its subsidiaries’ leverage ratios, as of September 30, 2022.
(d)Represents the sum of amounts due if derivative instrument liabilities were settled at the September 30, 2022 amounts reflected in the Consolidated Balance Sheet (but excluding amounts associated with interest rate contracts).
“Other noncurrent liabilities” included in our Consolidated Balance Sheet at September 30, 2022, principally comprise operating lease liabilities (see Note 16 to Consolidated Financial Statements); regulatory liabilities (see Note 9 to Consolidated Financial Statements); refundable tank and cylinder deposits (as further described in Note 2 to Consolidated Financial Statements under the caption “Refundable Tank and Cylinder Deposits”); litigation, property and casualty liabilities and obligations under environmental remediation agreements (see Note 17 to Consolidated Financial Statements); pension and other postretirement benefit liabilities recorded in accordance with accounting guidance relating to employee retirement plans (see Note 8 to Consolidated Financial Statements); and liabilities associated with executive compensation plans (see Note 14 to Consolidated Financial Statements). These liabilities, with the exception of operating lease liabilities, are not included in the table of Contractual Cash Obligations and Commitments because they are estimates of future payments and not contractually fixed as to timing or amount. Required minimum contributions to the U.S. Pension Plans (as further described below under “U.S. Pension Plans”) in Fiscal 2023 are not expected to be material. Required minimum contributions to the U.S. Pension Plans in years beyond Fiscal 2023 will depend, in large part, on the impacts of future returns on pension plan assets and interest rates on pension plan liabilities.
U.S. Pension Plans
The U.S. Pension Plans consist of (1) a defined benefit pension plan for employees hired prior to January 1, 2009, of UGI, UGI Utilities, and certain of UGI’s other domestic wholly owned subsidiaries, and (2) a defined benefit pension plan for substantially all Mountaineer employees. The fair values of the U.S. Pension Plans’ assets totaled $525 million and $717 million at September 30, 2022 and 2021, respectively. At September 30, 2022 and 2021, the underfunded positions of the U.S. Pension Plans, defined as the excess of the PBO over the U.S. Pension Plans’ assets, were $82 million and $109 million, respectively.
We believe we are in compliance with regulations governing defined benefit pension plans, including the ERISA rules and regulations. Required minimum contributions to the U.S. Pension Plans in Fiscal 2023 are not expected to be material. Pre-tax pension cost associated with the U.S. Pension Plans in Fiscal 2022 was not material. Pre-tax pension cost associated with the U.S. Pension Plans in Fiscal 2023 is not expected to be material.
GAAP guidance associated with pension and other postretirement plans generally requires recognition of an asset or liability in the statement of financial position reflecting the funded status of pension and other postretirement benefit plans with current year changes recognized in shareholders’ equity unless such amounts are subject to regulatory recovery. At September 30, 2022, we have recorded after-tax charges to UGI Corporation’s stockholders’ equity of $14 million and recorded regulatory assets totaling $114 million in order to reflect the funded status of the U.S. Pension Plans. For a more detailed discussion of the U.S. Pension Plans and our other postretirement benefit plans, see Note 8 to Consolidated Financial Statements.

Related Party Transactions
During Fiscal 2022 and Fiscal 2021, we did not enter into any related-party transactions that had a material effect on our financial condition, results of operations or cash flows.

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

Utility Regulatory Matters

Base Rate Filings. On January 28, 2022, PA Gas Utility filed a request with the PAPUC to increase its base operating revenues for residential, commercial and industrial customers by $83 million annually. On September 15, 2022, the PAPUC issued a final order approving a settlement providing for a $49 million annual base distribution rate increase for PA Gas Utility, through a phased approach, with $38 million beginning October 29, 2022 and an additional $11 million beginning October 1, 2023. In accordance with the terms of the final order, PA Gas Utility will not be permitted to file a rate case prior to January 1, 2024. Also in accordance with the terms of the final order, PA Gas Utility is authorized to implement a weather normalization adjustment rider as a 5-year pilot program beginning on the effective date of the new rates. Under this rider, customer billings for distribution services will be adjusted monthly to reflect normal weather conditions if weather deviates more than 3% from normal. Additionally, under the terms of the final order, PA Gas Utility will be authorized to implement a DSIC once its total property, plant and equipment less accumulated depreciation reaches $3,368 million (which threshold was achieved in September 2022).

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

Our variable-rate debt at September 30, 2022, includes revolving credit facility borrowings and variable-rate term loans at UGI International, Utilities, Energy Services and UGI Corporation. These debt agreements have interest rates that are generally indexed to short-term market interest rates. We have entered into pay-fixed, receive-variable interest rate swap agreements on all or a significant portion of the term loans’ principal balances and all or a significant portion of the term loans’ tenor. We have designated these interest rate swaps as cash flow hedges. At September 30, 2022, combined borrowings outstanding under variable-rate debt agreements, excluding the previously mentioned effectively fixed-rate debt, totaled $800 million. Based upon average borrowings outstanding under variable-rate borrowings (excluding effectively fixed-rate term loan debt), an increase in short-term interest rates of 100 basis points (1%) would have increased our Fiscal 2022 interest expense by approximately $8 million. The remainder of our debt outstanding is subject to fixed rates of interest. A 100 basis point increase in market interest rates would result in decreases in the fair value of this fixed-rate debt of approximately $165 million at September 30, 2022. A 100 basis point decrease in market interest rates would result in increases in the fair value of this fixed-rate debt of approximately $265 million at September 30, 2022.

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

Foreign Currency Exchange Rate Risk
Our primary currency exchange rate risk is associated with the USD versus the euro and, to a lesser extent, the USD versus the British pound sterling. The USD value of our foreign currency denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. From time to time, we use derivative instruments to hedge portions of our net investments in foreign subsidiaries, including anticipated foreign currency denominated dividends. Gains or losses on these net investment hedges remain in AOCI until such foreign operations are sold or liquidated. With respect to our net investments in our UGI International operations, a 10% decline in the value of the associated foreign currencies versus the USD would reduce their aggregate net book value at September 30, 2022, by approximately $180 million, which amount would be reflected in other comprehensive income. We have designated certain euro-denominated borrowings as net investment hedges.
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
We have concentrations of credit risk associated with derivative instruments and we evaluate the creditworthiness of our derivative counterparties on an ongoing basis. As of September 30, 2022, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was $2,418 million. In general, many of our over-the-counter derivative instruments and all exchange contracts call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At September 30, 2022, we had received cash collateral from derivative instrument counterparties totaling $398 million. In addition, we may have offsetting derivative liabilities and certain accounts payable balances with certain of these counterparties, which further mitigates the previously mentioned maximum amount of losses. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At September 30, 2022, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.
The following table summarizes the fair values of unsettled market risk sensitive derivative instrument assets (liabilities) held at September 30, 2022 and changes in their fair values due to market risks. Certain of UGI Utilities’ commodity derivative instruments are excluded from the table below because any associated net gains or losses are refundable to or recoverable from customers in accordance with UGI Utilities ratemaking.

	Asset (Liability)
(Millions of dollars)	Fair Value	Change in Fair Value
September 30, 2022
Commodity price risk (1)	$1,715	$(353)
Interest rate risk (2)	$66	$(11)
Foreign currency exchange rate risk (3)	$117	$(47)
(1)Change in fair value represents a 10% adverse change in the market prices of certain commodities
(2)Change in fair value represents a 50 basis point adverse change in prevailing market interest rates
(3)Change in fair value represents a 10% adverse change in the value of the Euro and the British pound sterling versus the USD.

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
For certain of our reporting units with goodwill, we assess qualitative factors to determine whether it is more likely than not that the fair value of such reporting unit is less than its carrying amount. For our other reporting units with goodwill, we bypass the qualitative assessment and perform the quantitative assessment by comparing the fair values of the reporting units with their carrying amounts, including goodwill. We determine fair values generally based on a weighting of income and market approaches. For purposes of the income approach, fair values are determined based upon the present value of the reporting unit’s estimated future cash flows, including an estimate of the reporting unit’s terminal value based upon these cash flows, discounted at appropriate risk-adjusted rates. We use our internal forecasts to estimate future cash flows, which may include estimates of long-term future growth rates based upon our most recent reviews of the long-term outlook for each reporting unit. Cash flow estimates used to establish fair values under our income approach involve management judgments based on a broad range of information and historical results. In addition, external economic and competitive conditions can influence future performance. For purposes of the market approach, we use valuation multiples for companies comparable to our reporting units. The market approach requires judgment to determine the appropriate valuation multiples. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to such excess but not to exceed the total amount of the goodwill of the reporting unit. As of September 30, 2022, our goodwill totaled $3,612 million. No impairments of goodwill were recorded during any of the periods presented.
With respect to the AmeriGas Propane reporting unit’s Fiscal 2022 impairment test, we determined that AmeriGas Propane’s fair value exceeded its carrying value by approximately 30%. While the Company believes that its judgments used in the quantitative assessment of AmeriGas Propane’s fair value are reasonable based upon currently available facts and circumstances, if AmeriGas Propane were not able to achieve its anticipated results and/or if its weighted average cost of capital were to increase, its fair value would be adversely affected, which may result in an impairment. There is approximately $2 billion of goodwill in this reporting unit as of September 30, 2022. The Company will continue to monitor its reporting units and related goodwill for any possible future non-cash impairment charges.
Impairment of Long-Lived Assets. An impairment test for long-lived assets (or an asset group) is required when circumstances indicate that such assets may be impaired. If it is determined that a triggering event has occurred, we perform a recoverability test based upon estimated undiscounted cash flow projections expected to be realized over the remaining useful life of the long-lived asset. If the undiscounted cash flows used in the recoverability test are less than the long-lived asset's carrying amount, we determine its fair value. If the fair value is determined to be less than its carrying amount, the long-lived asset is reduced to its estimated fair value and an impairment loss is recognized in an amount equal to such shortfall. When determining whether a long-lived asset has been impaired, management groups assets at the lowest level that has identifiable cash flows. Performing an impairment test on long-lived assets involves judgment in areas such as identifying when a triggering event requiring evaluation occurs; identifying and grouping assets; and, if the undiscounted cash flows used in the recoverability test are less than the long-lived asset's carrying amount, determining the fair value of the long-lived asset. Although cash flow estimates are based upon relevant information at the time the estimates are made, estimates of future cash flows are by nature highly uncertain and contemplate factors that change over time such as the expected use of the asset including future production and sales volumes, expected fluctuations in prices of commodities and expected proceeds from disposition. See Note 5 to Consolidated Financial Statements for information on the impairment loss associated with the disposal of Conemaugh during the third quarter of Fiscal 2020. No other material provisions for impairments of long-lived assets were recorded during Fiscal 2022 or Fiscal 2021.
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
We accrue reserves for environmental remediation when assessments indicate that it is probable a liability has been incurred and an amount can be reasonably estimated. Amounts recorded as environmental liabilities on the Consolidated Balance Sheets represent our best estimate of costs expected to be incurred or, if no best estimate can be made, the minimum liability associated with a range of expected environmental investigation and remediation costs. These estimates are based upon a number of factors including whether the company will be responsible for such remediation, the scope and cost of the remediation work to be performed, the portion of costs that will be shared with other potentially responsible parties, the timing of the remediation and possible impact of changes in technology, and the regulations and requirements of local governmental authorities. Our estimated reserves for environmental remediation may differ materially from the ultimate liability and such reserves may change materially as more information becomes available and estimated reserves are adjusted. PA Gas Utility receives ratemaking recognition of environmental investigation and remediation costs associated with its in-state environmental sites.  This ratemaking recognition balances the accumulated difference between historical costs and rate recoveries with an estimate of future costs associated with the sites.

Regulatory Assets and Liabilities. The accounting for our rate regulated gas and electric utility businesses differs from the accounting for nonregulated operations in that these businesses are required to reflect the effects of rate regulation in the consolidated financial statements. Regulatory practices that assign costs to accounting periods may differ from accounting methods generally applied by nonregulated businesses. When it is probable that regulators will permit the recovery of current costs through future rates charged to customers, these costs that otherwise would be expensed by nonregulated companies are deferred as regulatory assets. Similarly, regulatory liabilities are recognized when it is probable that regulators will require customer refunds through future rates or when revenue is collected from customers for expenditures that have yet to be incurred. We continually assess whether the regulatory assets are probable of future recovery by evaluating the regulatory environment, recent rate orders and public statements issued by the PAPUC, WVPSC and MDPSC, and discussions with regulatory authorities and legal counsel. If future recovery of regulatory assets ceases to be probable, the elimination of those regulatory assets would adversely impact our results of operations and cash flows. As of September 30, 2022, our regulatory assets and regulatory liabilities totaled $340 million and $335 million, respectively. For additional information on regulatory assets and liabilities, see Notes 2 and 9 to Consolidated Financial Statements.
Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Positions taken by an entity in its tax returns must satisfy a more-likely-than-not recognition threshold assuming the positions will be examined by tax authorities with full knowledge of relevant information. We use assumptions, judgments and estimates to determine our current provision for income taxes. We also use assumptions, judgments and estimates to determine our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. The interpretation of tax laws involves uncertainty since tax authorities may interpret the laws differently. Our assumptions, judgments and estimates relative to the current provision for income tax give consideration to current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation thereof and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the amount of deferred income taxes take into account estimates of the amount of future taxable income. Actual taxable income or future estimates of taxable income could render our current assumptions, judgments and estimates inaccurate. Changes in the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ significantly from our estimates. As of September 30, 2022, our net deferred tax liabilities totaled $1,249 million.
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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)The Company's disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of September 30, 2022, were effective at the reasonable assurance level.

(b)Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment, including testing, of the Company’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

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

Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2022, based on the COSO criteria. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022. This report is set forth below.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of UGI Corporation

Opinion on Internal Control over Financial Reporting

We have audited UGI Corporation and subsidiaries’ internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, UGI Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended September 30, 2022, and the related notes and the financial statement schedules listed in the Index at Item 15(a) and our report dated November 21, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
November 21, 2022

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable

PART III:

ITEMS 10 THROUGH 14.

In accordance with General Instruction G(3), and except as set forth below, the information required by Items 10, 11, 12, 13 and 14 is incorporated in this Report by reference to the following portions of UGI’s Proxy Statement, which will be filed with the SEC by December 31, 2022.

	Information	Captions of Proxy Statement Incorporated by Reference
Item 10.	Directors, Executive Officers and Corporate Governance	Election of Directors - Nominees; Corporate Governance; Report of the Audit Committee of the Board of Directors

The Code of Business Conduct and Ethics is available without charge on the Company’s website, www.ugicorp.com under the caption “Company - Leadership and Governance - Governance Documents”, or by writing to Director, Investor Relations, UGI Corporation, P. O. Box 858, Valley Forge, PA 19482. We will disclose on the Company’s website any waiver from or amendment to the Code of Business Conduct and Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relates to any element of the code of ethics definition in Item 406(b) of Regulations S-K.

Item 11.	Executive Compensation	Compensation of Directors; Report of the Compensation and Management Development Committee of the Board of Directors; Compensation Discussion and Analysis; Compensation of Executive Officers; Compensation Committee Interlocks and Insider Participation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Securities Ownership of Certain Beneficial Owners

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Corporate Governance - Director Independence; Corporate Governance - Board and Committee Structure; Corporate Governance - Selection of Board Candidates; Policy for Approval of Related Person Transactions

Item 14.	Principal Accounting Fees and Services	Our Independent Registered Public Accounting Firm

Equity Compensation Table

The following table sets forth information as of the end of Fiscal 2022 with respect to compensation plans under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	9,004,896	(1)	$42.16		18,015,916	(2)
	1,376,371	(3)	$0
Equity compensation plans not approved by security holders	—
Total	10,381,267		$42.16	(4)

(1)Represents 9,004,896 stock options under the UGI Corporation 2021 Incentive Award Plan, which supersedes and replaces the UGI Corporation 2013 Omnibus Incentive Compensation Plan. The UGI Corporation 2021 Incentive Award Plan was approved by shareholders on January 29, 2021.
(2)Represents securities remaining for issuance under the UGI Corporation 2021 Incentive Award Plan. The UGI Corporation 2021 Incentive Award Plan uses a share pool under which each share issued pursuant to a stock option or stock appreciation right reduces the number of shares available by one share, and each share issued pursuant to awards other than stock options or stock appreciation rights reduces the number of shares available by three (3) shares.
(3)Represents 1,376,371 restricted stock units under the UGI Corporation 2021 Incentive Award Plan.
(4)Weighted-average exercise price of outstanding options; excludes restricted stock units.
The information concerning the Company’s executive officers required by Item 10 is set forth below.
EXECUTIVE OFFICERS

Name	Age	Position
Roger Perreault	58	President and Chief Executive Officer
Ted J. Jastrzebski	61	Chief Financial Officer
Robert F. Beard, Jr.	57	Executive Vice President, Natural Gas, Global Engineering & Construction and Procurement; Chief Executive Officer, UGI Utilities, Inc.; Chief Executive Officer, Mountaineer Gas Company
Monica M. Gaudiosi	59	Vice President, General Counsel and Secretary
John Koerwer	62	Chief Information Officer
Jean Felix Tematio Dontsop	46	Vice President - Chief Accounting Officer and Corporate Controller
Judy A. Zagorski	59	Chief Human Resources Officer

All officers are elected for a one-year term at the organizational meeting of the Board of Directors held each year.

There are no family relationships between any of the officers or between any of the officers and any of the directors.

Roger Perreault

Mr. Perreault is a Director and President and Chief Executive Officer of UGI Corporation (since June 2021). Mr. Perreault previously served as Executive Vice President, Global LPG (2018 to 2021) and President - UGI International, LLC (from 2015 to 2021). Prior to joining UGI Corporation, Mr. Perreault held various positions at Air Liquide, an industrial gases company he joined in 1994, and served in various leadership positions from 2008 to 2014, including in a global role as President, Large Industries with international responsibilities and, prior to that, in a role with responsibility for Air Liquide’s North American large industries business. Prior to joining Air Liquide, Mr. Perreault was a chemical engineer and operations manager with I.C.I. in Quebec, Canada.

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

Robert F. Beard, Jr.

Mr. Beard is Executive Vice President, Natural Gas, Global Engineering & Construction and Procurement of UGI Corporation (since 2021), Chief Executive Officer of UGI Utilities, Inc. (since 2011) and Chief Executive Officer of Mountaineer Gas Company (Since 2021). He held the title of Executive Vice President, Natural Gas of UGI Corporation (2018 to 2021) and previously served as President (2011 to September 2020), Vice President - Marketing, Rates and Gas Supply (2010 to 2011) and Vice President - Southern Region (2008 to 2010) of UGI Utilities, Inc. From 2006 until 2008, Mr. Beard served as Vice President - Operations and Engineering of PPL Gas Utilities Corporation and, from 2002 until 2006, he served as Director - Operations and Engineering of PPL Gas Utilities Corporation.

Monica M. Gaudiosi

Ms. Gaudiosi is the Vice President, General Counsel and Secretary of UGI Corporation (since 2012). Prior to joining UGI Corporation, Ms. Gaudiosi served as Senior Vice President and General Counsel (2007 to 2012) and Senior Vice President and Associate General Counsel (2005 to 2007) of Southern Union Company. Prior to joining Southern Union Company in 2005, Ms. Gaudiosi held various positions with General Electric Capital Corporation (1997 to 2005). Before joining General Electric Capital Corporation, Ms. Gaudiosi was an associate at the law firms of Hunton & Williams (1994 to 1997) and Sutherland, Asbill & Brennan (1988 to 1994).

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

Judy A. Zagorski

Ms. Zagorski is the Chief Human Resources Officer of UGI Corporation (since September 2020). Previously, Ms. Zagorski served as Executive Vice President, Global Human Resources & CHRO at Church & Dwight, a major manufacturer of household products headquartered in Ewing, New Jersey (2017 to 2020). Prior to joining Church & Dwight, Ms. Zagorski held the positions of Senior Vice President - Human Resources and Vice President - Human Resources, Development and Strategy at BASF (2011 to 2017).

PART IV:

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as part of this report:

(1)Financial Statements:
Included under Item 8 are the following financial statements and supplementary data:
Management’s Annual Report on Consolidated Financial Statements and Schedules
Report of Independent Registered Public Accounting Firm (PCAOB ID:42) (on Consolidated Financial Statements and Schedules)
Consolidated Balance Sheets as of September 30, 2022 and 2021
Consolidated Statements of Income for the years ended September 30, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income for the years ended September 30, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended September 30, 2022, 2021 and 2020
Consolidated Statements of Changes in Equity for the years ended September 30, 2022, 2021 and 2020
Notes to Consolidated Financial Statements

(2)Financial Statement Schedules:
I — Condensed Financial Information of Registrant (Parent Company)
II — Valuation and Qualifying Accounts for the years ended September 30, 2022, 2021 and 2020
We have omitted all other financial statement schedules because the required information is (1) not present; (2) not present in amounts sufficient to require submission of the schedule; or (3) included elsewhere in the financial statements or related notes.

(3)List of Exhibits:

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
3.1	(Second) Amended and Restated Articles of Incorporation of the Company as amended through June 6, 2005.	UGI	Form 10-Q (6/30/05)	3.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of UGI Corporation.	UGI	Form 8-K (7/29/14)	3.1
3.3	Bylaws of UGI Corporation, amended and restated as of July 25, 2017.	UGI	Form 8-K (7/31/17)	3.1
3.4	Statement with Respect to Shares of the Company with respect to the Convertible Preferred Stock, filed with the Secretary of the Commonwealth of Pennsylvania and effective on May 25, 2021.	UGI	Form 8-K (5/25/21)	3.1
3.5	Statement with Respect to Shares of the Company with respect to the Series B Preferred Stock, filed with the Secretary of the Commonwealth of Pennsylvania and effective on May 25, 2021.	UGI	Form 8-K (5/25/21)	3.2
4.1	Instruments defining the rights of security holders, including indentures. (The Company agrees to furnish to the Commission upon request a copy of any instrument defining the rights of holders of long-term debt not required to be filed pursuant to Item 601(b)(4) of Regulation S-K).
4.2	The description of the Company’s Common Stock contained in the Company’s registration statement filed under the Securities Exchange Act of 1934, as amended.	UGI	Form 8-B/A (4/17/96)	3.(4)
4.3	UGI Corporation’s (Second) Amended and Restated Articles of Incorporation, as amended, and Bylaws referred to in 3.1, 3.2, and 3.3 above.
4.4	Indenture, dated as of August 1, 1993, by and between UGI Utilities, Inc., as Issuer, and U.S. Bank National Association, as successor trustee, incorporated by reference to the Registration Statement on Form S-3 filed on April 8, 1994.	Utilities	Registration Statement No. 33-77514 (4/8/94)	4(c)

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
4.5	Supplemental Indenture, dated as of September 15, 2006, by and between UGI Utilities, Inc., as Issuer, and U.S. Bank National Association, successor trustee to Wachovia Bank, National Association.	Utilities	Form 8-K (9/12/06)	4.2
4.6	Form of Note Purchase Agreement dated October 30, 2013 between the Company and the purchasers listed as signatories thereto.	Utilities	Form 8-K (10/30/13)	4.1
4.7	Note Purchase Agreement dated April 22, 2016 between the Company and the purchasers listed as signatories thereto.	Utilities	Form 8-K (4/28/16)	4.1
4.8	Indenture, dated as of June 27, 2016, among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (6/27/16)	4.1
4.9	First Supplemental Indenture, dated as of June 27, 2016, among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (6/27/16)	4.2
4.10	Second Supplemental Indenture, dated as of December 28, 2016, among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee (including form of global note).	AmeriGas Partners, L.P.	Form 8-K (12/28/16)	4.1
4.11	Third Supplemental Indenture, dated as of February 13, 2017, among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee (including form of global note).	AmeriGas Partners, L.P.	Form 8-K (2/13/17)	4.1
4.12	Indenture, dated as of October 25, 2018, by and among International, the guarantors named therein, U.S. Bank National Association, as trustee, Elavon Financial Services DAC, as registrar and transfer agent, and Elavon Financial Services DAC, UK Branch, as paying agent (including the form of Note).	UGI	Form 8-K (10/25/18)	4.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
4.13	Indenture, dated as of December 7, 2021, by and among UGI International, LLC, the guarantors named therein, U.S. Bank National Association, as trustee, Elavon Financial Services DAC, as registrar and transfer agent, and Elavon Financial Services DAC, UK Branch, as paying agent (including the form of Note).	UGI	Form 8-K (12/7/21)	4.1
4.14	Form of Note Purchase Agreement dated December 21, 2018 between the Company and the purchasers listed as signatories thereto.	UGI	Form 10-Q (12/31/18)	4.1
4.15	Note Purchase Agreement, dated as of March 19, 2020, by and among the Company and the purchasers listed as signatories thereto.	UGI	Form 8-K (3/19/20)	4.1
4.16	Note Purchase Agreement, dated May 7, 2021, by and among UGI Utilities, Inc. and the purchasers listed as signatories thereto.	UGI	Form 8-K (5/4/21)	4.1
4.17	Note Purchase Agreement, dated June 30, 2022, by and among UGI Utilities, Inc. and the purchasers listed as signatories thereto.	UGI	Form 8-K (6/30/22)	4.1
4.18	Note Purchase Agreement, dated June 30, 2022, by and among Mountaineer Gas Company and the purchasers listed as signatories thereto.	UGI	Form 8-K (6/30/22)	4.2
4.19	Purchase Contract and Pledge Agreement, dated May 25, 2021, between the Company and U.S. Bank National Association, as purchase contract agent, collateral agent, custodial agent and securities intermediary.	UGI	Form 8-K (5/25/21)	4.1
4.20	Form of Corporate Unit (included as Exhibit A to Exhibit 4.19 hereto).	UGI	Form 8-K (5/25/21)	4.2
4.21	Form of Treasury Unit (included as Exhibit B to Exhibit 4.19 hereto).	UGI	Form 8-K (5/25/21)	4.3
4.22	Form of Cash Settled Unit (included as Exhibit C to Exhibit 4.19 hereto).	UGI	Form 8-K (5/25/21)	4.4
4.23	Form of Series A Cumulative Perpetual Convertible Preferred Stock Certificate.	UGI	Form 8-K (5/25/21)	4.5
4.24	Form of Series B Cumulative Perpetual Preferred Stock Certificate.	UGI	Form 8-K (5/25/21)	4.6

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
4.25	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	UGI	Form 10-K (9/30/21)	4.22
10.1**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of September 5, 2014.	UGI	Form 10-K (9/30/16)	10.25
10.2**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of September 5, 2014 - Terms and Conditions as effective January 1, 2016.	UGI	Form 10-K (9/30/16)	10.26
10.3**	UGI Corporation 2009 Deferral Plan, as Amended and Restated effective June 15, 2017.	UGI	Form 10-Q (6/30/17)	10.6
10.4**	UGI Corporation 2009 Supplemental Executive Retirement Plan for New Employees, as Amended and Restated as of June 15, 2017.	UGI	Form 10-Q (6/30/17)	10.1
10.5**	UGI Corporation 2013 Omnibus Incentive Compensation Plan, effective as of September 5, 2014.	UGI	Form 10-K (9/30/16)	10.30
10.6**	UGI Corporation 2013 Omnibus Incentive Compensation Plan, Terms and Conditions for Non-Employee Directors, effective January 1, 2019.	UGI	Form 10-Q (3/31/19)	10.6
10.7**	UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan, as Amended and Restated effective April 1, 2015.	UGI	Form 10-K (9/30/17)	10.26
10.8**	UGI Corporation Executive Annual Bonus Plan as amended November 15, 2018.	UGI	Form 10-Q (3/31/19)	10.7
10.9**	UGI Corporation 2021 Incentive Award Plan.	UGI	Form S-8 (2/4/21)	4.4
*10.10**	UGI Corporation 2021 Incentive Award Plan, Terms and Conditions for Non-Employee Directors, effective February 1, 2021.
10.11**	UGI Corporation Executive Severance Plan, as effective October 1, 2021.	UGI	Form 8-K (9/29/21)	10.1
10.12**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for all US Employees.	UGI	Form 10-Q (3/31/21)	10.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.13**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Performance Unit Grant Letter for all US Employees.	UGI	Form 10-Q (3/31/21)	10.2
10.14**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Stock Unit Grant Letter for all US Employees.	UGI	Form 10-Q (3/31/21)	10.3
10.15**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for Non-Employee Directors.	UGI	Form 10-Q (3/31/21)	10.4
10.16**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Stock Unit Grant Letter for Non-Employee Directors.	UGI	Form 10-Q (3/31/21)	10.5
*10.17**	Form of UGI Corporation 2021 Incentive Award Plan Nonqualified Stock Option Grant Letter for Non-Employee Directors.
*10.18**	Form of UGI Corporation 2021 Incentive Award Plan Restricted Stock Unit Grant Letter for Non-Employee Directors.
10.19**	Form of UGI Corporation 2021 Incentive Award Plan Nonqualified Stock Option Grant Letter for all US Employees.	UGI	Form 10-Q (6/30/21)	10.1
10.20**	Form of UGI Corporation 2021 Incentive Award Plan Performance Unit Grant Letter for all US Employees.	UGI	Form 10-Q (6/30/21)	10.2
10.21**	Form of UGI Corporation 2021 Incentive Award Plan Stock Unit Grant Letter for all US Employees.	UGI	Form 10-Q (6/30/21)	10.3
10.22**	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement between UGI Corporation and Ted J. Jastrzebski.	UGI	Form 10-Q (6/30/18)	10.1
10.23**	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement between UGI Corporation and Mr. Roger Perreault.	UGI	Form 10-Q (6/30/21)	10.4

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.24**	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement between UGI Corporation and Mr. Robert F. Beard.	UGI	Form 10-K (9/30/20)	10.27
10.25**	Form of Change in Control Agreement between UGI Utilities, Inc. and Mr. Robert F. Beard.	UGI	Form 10-K (9/30/20)	10.28
10.26**	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement between UGI Corporation and Ms. Judy Zagorski.	UGI	Form 10-K (9/30/21)	10.31
10.27**	Form of Change in Control Agreement between UGI Corporation and Messrs. Perreault and Jastrzebski and Mses. Gaudiosi and Zagorski.	UGI	Form 10-K (9/30/21)	10.32
10.28	Trademark License Agreement dated April 19, 1995 among UGI Corporation, AmeriGas, Inc., AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	UGI	Form 10-K (9/30/10)	10.37
10.29	First Amendment, dated as of November 18, 2015, to Trademark License Agreement, dated April 19, 1995, by and among UGI Corporation, AmeriGas, Inc., AmeriGas Propane, Inc., AmeriGas Partners, L.P., and AmeriGas Propane, L.P.	AmeriGas Partners, L.P.	Form 10-K (9/30/15)	10.40
10.30	Trademark License Agreement, dated April 19, 1995 among AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	AmeriGas Partners, L.P.	Form 10-Q (12/31/10)	10.1
10.31	Form of Receivables Purchase Agreement, dated as of November 30, 2001, as amended through and including Amendment No. 18 thereto dated October 27, 2017, by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 10-K (9/30/17)	10.38

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.32	Amendment No. 19, dated as of October 26, 2018, to Receivables Purchase Agreement, dated as of November 30, 2001 (as amended, supplemented or modified from time to time), by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 8-K (10/26/18)	10.1
10.33	Amendment No. 20, dated as of October 25, 2019, to Receivables Purchase Agreement, dated as of November 30, 2001 (as amended, supplemented or modified from time to time), by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 8-K (10/25/19)	10.1
10.34	Amendment No. 21, dated as of October 23, 2020, to Receivables Purchase Agreement, dated as of November 30, 2001, by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 8-K (10/23/20)	10.1
10.35	Amendment No. 22, dated as of October 22, 2021, to Receivables Purchase Agreement, dated as of November 30, 2001, by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 8-K (10/22/21)	10.1
10.36	Amendment No. 23, dated as of October 21, 2022, to Receivables Purchase Agreement, dated as of November 30, 2001, by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 8-K (10/20/22)	10.2

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.37	Form of Purchase and Sale Agreement, dated as of November 30, 2001, as amended through and including Amendment No. 4 thereto dated October 1, 2013, by and between UGI Energy Services, LLC and Energy Services Funding Corporation.	UGI	Form 10-K (9/30/17)	10.39
10.38	FSS Service Agreement No. 79028 effective as of December 1, 2019 by and between Columbia Gas Transmission, LLC and UGI Utilities, Inc.	UGI	Form 10-K (9/30/19)	10.40
10.39	SST Service Agreement No. 79133 effective as of December 1, 2019 by and between Columbia Gas Transmission, LLC and UGI Utilities, Inc.	UGI	Form 10-K (9/30/19)	10.41
10.40	Gas Supply and Delivery Service Agreement between UGI Utilities, Inc. and UGI Energy Services, LLC, effective November 1, 2015.	Utilities	Form 10-K (9/30/16)	10.19
10.41	First Amendment, dated November 1, 2020, to Gas Supply and Delivery Service Agreement First Amendment, dated November 1, 2020, to Gas Supply and Delivery Service Agreement between UGI Utilities, Inc. and UGI Energy Services, LLC, effective November 1, 2015. UGI Utilities, Inc. and UGI Energy Services, LLC, effective November 1, 2015.	UGI	Form 10-K (9/30/20)	10.41
10.42	Gas Supply and Delivery Service Agreement between UGI Utilities, Inc. and UGI Energy Services, LLC, effective November 1, 2020.	UGI	Form 10-K (9/30/20)	10.42
10.43	Gas Supply and Delivery Service Agreement between UGI Utilities, Inc. and UGI Energy Services, LLC, effective November 1, 2021.	UGI	Form 10-K (9/30/21)	10.47
10.44	Credit Agreement, dated October 31, 2017, by and among UGI Utilities, Inc., PNC Bank National Association, as administrative agent, The Bank of New York Mellon, as syndication agent, and certain other lenders named therein.	Utilities	Form 8-K (10/31/17)	10.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.45	First Amendment to Credit Agreement, dated July 12, 2022, by and among UGI Utilities, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent.	UGI	Form 8-K (7/21/22)	10.1
10.46	Credit Agreement, dated as of June 27, 2019, by and among UGI Utilities, Inc., as borrower, PNC Bank, National Association, as administrative agent, Citizens Bank, N.A., as syndication agent, and the lenders party thereto.	UGI	Form 10-Q (6/30/19)	10.1
10.47	Multicurrency Facilities Agreement, effective October 25, 2018, among International, as borrower, Natixis, as agent, mandated lead arranger, bookrunner and coordinator, Barclays Bank Plc, BNP Paribas, Credit Agricole Corporate and Investment Bank, HSBC France, ING Bank N.V., French Branch, Mediobanca International (Luxembourg) S.A., Raiffeisen Bank International AG and Societe Generale Corporate and Investment Banking, as mandated lead arrangers, and certain other lenders.	UGI	Form 8-K (10/25/18)	4.2
10.48	Credit Agreement, dated as of August 13, 2019, by and among UGI Energy Services, LLC, as borrower, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lenders party thereto.	UGI	Form 8-K (8/13/19)	10.1
10.49	Third Amended and Restated Credit Agreement, dated as of March 6, 2020, by and among UGI Energy Services, LLC, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, National Association, as syndication agent, and Wells Fargo Bank, National Association, as documentation agent.	UGI	Form 8-K (3/6/20)	10.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.50	Amended and Restated Credit Agreement, dated as of May 4, 2021, by and among UGI Corporation and JPMorgan Chase Bank, N.A., as administrative agent, Citizens Bank, N.A., PNC Bank, National Association and Wells Fargo Bank, National Association, as co-documentation agents, and the other financial institutions from time to time party thereto.	UGI	Form 8-K (5/4/21)	10.1
10.51	First Amendment to the Amended and Restated Credit Agreement, dated as of June 23, 2021, by and among UGI Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	UGI	Form 10-Q (6/30/21)	10.6
10.52	Credit Agreement, dated as of September 28, 2022, by and among AmeriGas Propane, L.P., AmeriGas Propane, Inc., the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent.	UGI	Form 8-K (9/28/22)	10.1
10.53	Third Amendment to Third Amended and Restated Credit Agreement, dated as of October 20, 2022, by and among Mountaineer Gas Company, as borrower, the lenders party thereto and Truist Bank, as administrative agent, letter of credit issuer and swing line lender	UGI	Form 8-K (10/20/22)	10.1
14	Code of Business Conduct and Ethics.	UGI	Form 10-K (9/30/21)	14
*21	Subsidiaries of the Registrant.
*23	Consent of Ernst & Young LLP
*31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2022 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2022 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
*32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2022, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ITEM 16. FORM 10-K SUMMARY
None.

EXHIBIT INDEX

Exhibit No.	Description

10.10	UGI Corporation 2021 Incentive Award Plan, Terms and Conditions for Non-Employee Directors, effective February 1, 2021.

10.17	Form of UGI Corporation 2021 Incentive Award Plan Nonqualified Stock Option Grant Letter for Non-Employee Directors.

10.18	Form of UGI Corporation 2021 Incentive Award Plan Restricted Stock Unit Grant Letter for Non-Employee Directors.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2022 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2022 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2022, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UGI CORPORATION
Date:	November 21, 2022	By:	/s/ Ted J. Jastrzebski
Ted J. Jastrzebski Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on November 21, 2022, by the following persons on behalf of the Registrant in the capacities indicated.

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
YEAR ENDED SEPTEMBER 30, 2022

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
The Audit Committee of the Board of Directors (the “Committee”) is composed of three members, each of whom is independent and a non-employee director of the Company. The Committee is responsible for monitoring and overseeing the financial reporting process, the adequacy of internal accounting controls, and the independence and performance of the Company’s independent registered public accounting firm and internal auditors. The Committee meets regularly, with and without management present, with the independent registered public accounting firm and the internal auditors, both of which report directly to the Committee. In addition, the Committee provides regular reports to the Board of Directors.

/s/ Roger Perreault
Chief Executive Officer

/s/ Ted J. Jastrzebski
Chief Financial Officer

/s/ Jean Felix Tematio Dontsop
Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of UGI Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of UGI Corporation and subsidiaries (the Company) as of September 30, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended September 30, 2022, and the related notes and the financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 21, 2022, expressed an unqualified opinion thereon.

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

Valuation of general liability, automobile and workers’ compensation reserves
Description of the Matter
As discussed in Note 2 to the consolidated financial statements, the Company is subject to risk of loss for general liability, automobile and workers’ compensation claims for which it obtains coverage under insurance policies that are subject to self-insured retentions or deductibles. The Company establishes reserves for pending and incurred but not reported claims associated with general liability, automobile and workers’ compensation when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated.
Auditing the Company’s general liability, automobile and workers’ compensation reserves was complex and required us to involve our actuarial specialists due to the significant measurement uncertainty associated with the estimate and the use of actuarial methods. In addition, the reserve estimate is sensitive to significant management assumptions, including the loss development factors for reported claims.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s valuation of general liability, automobile and workers’ compensation reserves. For example, we tested controls over management’s review of the appropriateness of the assumptions used in the calculations and the completeness and accuracy of the data underlying the reserves.
To test the valuation of general liability, automobile and workers’ compensation reserves, our audit procedures included, among others, assessing the methodologies used to estimate the reserves and testing the completeness and accuracy of the underlying data. We involved our actuarial specialists to assist in evaluating the significant assumptions and actuarial methodologies used by the Company to estimate the total expected losses for claims. We also performed a search for unrecorded claims reserves related to claims incurred prior to the balance sheet date through examination of subsequent payments and other supporting documentation to determine if unrecorded claims affect the loss reserve estimation process or reserve balance.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
Philadelphia, Pennsylvania
November 21, 2022

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Millions of dollars)

	September 30,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$405	$855
Restricted cash	64	22
Accounts receivable (less allowances for doubtful accounts of $64 and $53, respectively)	1,127	880
Accrued utility revenues	23	15
Income taxes receivable	128	128
Inventories	665	469
Derivative instruments	865	665
Prepaid expenses	110	135
Held for sale assets (Note 25)	295	—
Other current assets	120	101
Total current assets	3,802	3,270
Property, plant and equipment
Non-utility	6,656	6,486
Utility	5,550	5,022
	12,206	11,508
Accumulated depreciation	(4,166)	(3,950)
Net property, plant, and equipment	8,040	7,558
Goodwill	3,612	3,770
Intangible assets, net	500	583
Utility regulatory assets	301	373
Derivative instruments	565	338
Other assets	755	831
Total assets	$17,575	$16,723
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$149	$110
Short-term borrowings	368	367
Accounts payable	891	837
Employee compensation and benefits accrued	147	181
Deposits and advances	225	208
Derivative instruments	144	60
Held for sale liabilities (Note 25)	19	—
Other current liabilities	501	534
Total current liabilities	2,444	2,297
Noncurrent liabilities
Long-term debt	6,483	6,339
Deferred income taxes	1,305	1,137
Derivative instruments	50	38
Other noncurrent liabilities	1,219	1,381
Total liabilities	11,501	11,192
Commitments and contingencies (Note 17)
Equity:
UGI Corporation stockholders’ equity:
Preferred Stock, without par value (authorized 5,000,000 shares; issued 220,000 and 220,000 Series A shares, respectively)	162	213
UGI Common Stock, without par value (authorized – 450,000,000 shares; issued – 210,560,494 and 209,843,296 shares, respectively)	1,483	1,394
Retained earnings	4,841	4,081
Accumulated other comprehensive loss	(380)	(140)
Treasury stock, at cost	(40)	(26)
Total UGI Corporation stockholders’ equity	6,066	5,522
Noncontrolling interests	8	9
Total equity	6,074	5,531
Total liabilities and equity	$17,575	$16,723
See accompanying Notes to Consolidated Financial Statements.

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share amounts)

	Year Ended September 30,
	2022	2021	2020
Revenues	$10,106	$7,447	$6,559
Costs and expenses:
Cost of sales (excluding depreciation and amortization shown below)	5,973	2,614	3,149
Operating and administrative expenses	2,028	2,014	1,911
Loss on disposals of Conemaugh and HVAC	—	—	54
Depreciation and amortization	518	502	484
Other operating income, net	(79)	(33)	(21)
	8,440	5,097	5,577
Operating income	1,666	2,350	982
(Loss) income from equity investees	(14)	(63)	27
Loss on extinguishments of debt	(11)	—	—
Other non-operating income (expense), net	75	12	(20)
Interest expense	(329)	(310)	(322)
Income before income taxes	1,387	1,989	667
Income tax expense	(313)	(522)	(135)
Net income including noncontrolling interests	1,074	1,467	532
Deduct net income attributable to noncontrolling interests	(1)	—	—
Net income attributable to UGI Corporation	$1,073	$1,467	$532
Earnings per common share attributable to UGI Corporation stockholders:
Basic	$5.11	$7.02	$2.55
Diluted	$4.97	$6.92	$2.54
Weighted-average common shares outstanding (thousands):
Basic	209,940	209,063	208,928
Diluted	215,821	212,126	209,869

See accompanying Notes to Consolidated Financial Statements.

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)

	Year Ended September 30,
	2022	2021	2020
Net income including noncontrolling interests	$1,074	$1,467	$532
Net gains (losses) on derivative instruments (net of tax of $(27), $(1), and $15, respectively)	64	3	(38)
Reclassifications of net losses on derivative instruments (net of tax of $(1), $(7), and $(4), respectively)	6	18	9
Foreign currency translation adjustments (net of tax of $(55), $(4), and $12, respectively)	(193)	(11)	15
Foreign currency (losses) gains on long-term intra-company transactions	(148)	(12)	84
Benefit plans, principally actuarial gains (losses) (net of tax of $(10), $(3), and $1, respectively)	28	7	(3)
Reclassifications of benefit plans actuarial losses and net prior service benefit (net of tax of $(1), $(1), and $(1), respectively)	3	2	3
Other comprehensive (loss) income	(240)	7	70
Comprehensive income including noncontrolling interests	834	1,474	602
Deduct comprehensive income attributable to noncontrolling interests	(1)	—	—
Comprehensive income attributable to UGI Corporation	$833	$1,474	$602

See accompanying Notes to Consolidated Financial Statements.

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)

	Year Ended September 30,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$1,074	$1,467	$532
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	518	502	484
Deferred income tax expense, net	221	478	146
Provision for uncollectible accounts	61	36	32
Changes in unrealized gains on derivative instruments	(648)	(1,398)	(81)
Loss on disposals of Conemaugh and HVAC	—	—	54
Equity-based compensation expense	15	21	15
Loss on extinguishments of debt	11	—	—
Loss (income) from equity investees	14	63	(27)
Other, net	3	31	21
Net change in:
Accounts receivable and accrued utility revenues	(431)	(233)	(18)
Income taxes receivable	—	(48)	(80)
Inventories	(224)	(231)	(5)
Utility deferred fuel costs, net of changes in unsettled derivatives	(24)	(22)	17
Accounts payable	85	366	3
Derivative instruments collateral (paid) received	(9)	472	22
Other current assets	54	(10)	38
Other current liabilities	(4)	(13)	(51)
Net cash provided by operating activities	716	1,481	1,102
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(804)	(690)	(655)
Acquisitions of businesses and assets, net of cash and restricted cash acquired	(242)	(397)	(16)
Investments in equity method investees	(47)	(65)	—
Settlements of net investment hedges	26	—	—
Other, net	55	39	22
Net cash used by investing activities	(1,012)	(1,113)	(649)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(296)	(282)	(273)
Issuances of debt, net of issuance costs	1,257	656	209
Repayments of debt and finance leases	(978)	(405)	(86)
Receivables Facility net repayments	—	(19)	(27)
Increase (decrease) in short-term borrowings	1	(16)	(422)
Issuances of preferred stock, net of issuance costs	—	213	—
Issuances of UGI Common Stock	19	19	2
Repurchases of UGI Common Stock	(38)	—	(38)
Payments on Purchase Contracts	(16)	—	—
Net cash (used) provided by financing activities	(51)	166	(635)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(61)	(14)	28
Cash, cash equivalents and restricted cash (decrease) increase	$(408)	$520	$(154)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash at end of year	$469	$877	$357
Cash, cash equivalents and restricted cash at beginning of year	877	357	511
Cash, cash equivalents and restricted cash (decrease) increase	$(408)	$520	$(154)
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$320	$297	$311
Income taxes	$61	$96	$75
See accompanying Notes to Consolidated Financial Statements.

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Millions of dollars, except per share amounts)

	Year Ended September 30,
	2022	2021	2020
Preferred stock, without par value
Balance, beginning of year	$213	$—	$—
Issuance of preferred stock	—	213	—
Beneficial conversion feature	1	—	—
Other	(52)	—	—
Balance, end of year	$162	$213	$—
Common stock, without par value
Balance, beginning of year	$1,394	$1,416	$1,397
Common Stock issued in connection with employee and director plans, net of tax withheld	19	9	2
Equity-based compensation expense	17	16	17
Issuance of Equity Units - 2024 Purchase Contracts	—	(45)	—
Other	53	(2)	—
Balance, end of year	$1,483	$1,394	$1,416
Retained earnings
Balance, beginning of year	$4,081	$2,908	$2,653
Net income attributable to UGI Corporation	1,073	1,467	532
Cash dividends on common stock ($1.41, $1.35, and $1.31 per share, respectively)	(296)	(282)	(273)
Losses on treasury stock transactions in connection with employee and director plans	(17)	(12)	(4)
Balance, end of year	$4,841	$4,081	$2,908
Accumulated other comprehensive income (loss)
Balance, beginning of year	$(140)	$(147)	$(217)
Net gains (losses) on derivative instruments	64	3	(38)
Reclassification of net losses on derivative instruments	6	18	9
Benefit plans, principally actuarial gains (losses)	28	7	(3)
Reclassification of benefit plans actuarial losses and net prior service benefits	3	2	3
Foreign currency (losses) gains on long-term intra-company transactions	(148)	(12)	84
Foreign currency translation adjustments	(193)	(11)	15
Balance, end of year	$(380)	$(140)	$(147)
Treasury stock
Balance, beginning of year	$(26)	$(49)	$(16)
Common Stock issued in connection with employee and director plans, net of tax withheld	34	24	8
Repurchases of common stock	(38)	—	(38)
Reacquired common stock – employee and director plans	(10)	(1)	(3)
Balance, end of year	$(40)	$(26)	$(49)
Total UGI Corporation stockholders’ equity	$6,066	$5,522	$4,128
Noncontrolling interests
Balance, beginning of year	$9	$9	$10
Net income attributable to noncontrolling interests	1	—	—
Other	(2)	—	(1)
Balance, end of year	$8	$9	$9
Total equity	$6,074	$5,531	$4,137
See accompanying Notes to Consolidated Financial Statements.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

Index to Notes
Note 1 — Nature of Operations
Note 2 — Summary of Significant Accounting Policies
Note 3 — Accounting Changes
Note 4 — Revenue from Contracts with Customers
Note 5 — Acquisitions and Dispositions
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
Note 25 — Subsequent Events

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

UGI International, through subsidiaries and affiliates, conducts (1) an LPG distribution business throughout much of Europe and (2) an energy marketing business in France, Belgium, the Netherlands and the United Kingdom. These businesses are conducted principally through our subsidiaries, UGI France, Flaga, AvantiGas, DVEP and UniverGas. See Note 25 for additional information regarding the October 2022 sale of the United Kingdom energy marketing business and the November 2022 announcement related to the France energy marketing business.

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

Upon acquisition of Mountaineer on September, 1, 2021, our Utilities segment includes UGI Utilities and Mountaintop Energy Holdings, LLC. For additional information on the Mountaineer Acquisition, see Note 5. PA Gas Utility serves customers in eastern and central Pennsylvania and in portions of one Maryland county, and Mountaineer serves customers in West Virginia. Electric Utility serves customers in portions of Luzerne and Wyoming counties in northeastern Pennsylvania. PA Gas Utility is subject to regulation by the PAPUC and FERC and, with respect to its customers in Maryland, the MDPSC. Mountaineer is subject to regulation by the WVPSC and FERC. Electric Utility is subject to regulation by the PAPUC and FERC.

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
We account for privately held equity securities of entities without readily determinable fair values in which we do not have control, but have significant influence over operating and financial policies, under the equity method. See Note 22 for more information on our equity method investments. Investments in equity securities related to entities in which we do not have significant influence over operating and financial policies are generally initially valued at their cost less impairment (if any) and subsequently remeasured at fair value, as applicable, in accordance with the relevant provisions under GAAP.
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
Foreign Currency Translation
Balance sheets of international subsidiaries are translated into USD using the exchange rate at the balance sheet date. Income statements and equity investee results are translated into USD using an average exchange rate for each reporting period. Where the local currency is the functional currency, translation adjustments are recorded in other comprehensive income. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise with the impact of subsequent changes in such rates reflected in the income statement. The functional currency of a significant portion of our international operations is the euro.
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
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Earnings Per Common Share
Basic earnings per share attributable to UGI Corporation stockholders reflect the weighted-average number of common shares outstanding. Diluted earnings per share attributable to UGI Corporation include the effects of dilutive stock options, common stock awards and Equity Units. Shares used in computing basic and diluted earnings per share are as follows:

(Thousands of shares)	2022	2021	2020
Weighted-average common shares outstanding for basic computation	209,940	209,063	208,928
Incremental shares issuable for stock options, common stock awards and Equity Units (a) (b)	5,881	3,063	941
Weighted-average common shares outstanding for diluted computation	215,821	212,126	209,869

(a)Fiscal 2022 and 2021 includes the impact of common shares assumed to be outstanding under the if-converted method in connection with the May 2021 issuance of Equity Units (see Note 13).
(b)For Fiscal 2022, Fiscal 2021 and Fiscal 2020 there were 8,138 shares, 5,267 shares and 7,056 shares, respectively, associated with outstanding stock option awards that were not included in the computation of diluted earnings per share because their effect was antidilutive.

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

	2022	2021	2020
Cash and cash equivalents	$405	$855	$336
Restricted cash	64	22	21
Cash, cash equivalents and restricted cash	$469	$877	$357
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
Property, Plant and Equipment and Related Depreciation
We record property, plant and equipment at the lower of original cost or fair value, if impaired. Capitalized costs include labor, materials and other direct and indirect costs, and for certain operations subject to cost-of-service rate regulation, AFUDC. We also include in property, plant and equipment costs associated with computer software we develop or obtain for use in our businesses. The amounts assigned to property, plant and equipment of acquired businesses are based upon estimated fair value at date of acquisition. When we retire or otherwise dispose of non-utility plant and equipment, we eliminate the associated cost and accumulated depreciation and recognize any resulting gain or loss in "Other operating income, net" on the Consolidated Statements of Income. For property subject to cost of service rate regulation, upon retirement we charge the original cost to accumulated depreciation for financial accounting purposes. Costs incurred to retire UGI Utilities plant and equipment, net of salvage, are recorded in regulatory assets and amortized over five years, consistent with prior ratemaking treatment.
We record depreciation expense on non-utility plant and equipment on a straight-line basis over estimated economic useful lives. We record depreciation expense for Utilities’ plant and equipment on a straight-line basis based upon the projected

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
service lives of the various classes of its depreciable property. We classify amortization of computer software and related IT system installation costs included in property, plant and equipment as depreciation expense. No depreciation expense is included in cost of sales on the Consolidated Statements of Income.
Goodwill and Intangible Assets
Intangible Assets. We amortize intangible assets over their estimated useful lives unless we determine their lives to be indefinite. Estimated useful lives of definite-lived intangible assets, primarily consisting of customer relationships. We test definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the associated carrying amounts may be impaired. Determining whether an impairment loss occurred requires comparing the carrying amount to the estimated fair value of the asset in accordance with ASC 820. Intangible assets with indefinite lives are not amortized but are tested for impairment annually (and more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that they are impaired) and written down to fair value, if impaired. See Note 12 for additional information related to an intangible asset impairment recognized in Fiscal 2021.
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
With respect to the AmeriGas Propane reporting unit’s Fiscal 2022 impairment test, the Company bypassed the qualitative assessment and performed a quantitative assessment. Such assessment used a weighting of income and market approaches to determine fair value. For the income approach we used management’s best estimates of future anticipated cash flow performance included in AmeriGas Propane’s latest budget and plan, discounted based upon AmeriGas Propane’s weighted average cost of debt and equity. We also used valuation multiples to determine an estimated fair value using recent transaction market multiples for retail propane distribution companies in the U.S. Based upon weighting the fair values estimated using the income and market approaches above, we determined that AmeriGas Propane’s fair value exceeded its carrying value by approximately 30%. While the Company believes that its judgments used in the quantitative assessment of AmeriGas Propane’s fair value are reasonable based upon currently available facts and circumstances, if AmeriGas Propane were not able to achieve its anticipated results and/or if its weighted average cost of capital were to increase, its fair value would be adversely affected, which may result in an impairment. There is approximately $2 billion of goodwill in this reporting unit as of September 30, 2022. The Company will continue to monitor its reporting units and related goodwill for any possible future non-cash impairment charges.
There were no accumulated goodwill impairment losses at September 30, 2022 and 2021, and no provisions for goodwill impairments were recognized for all periods presented. For further information on our goodwill and intangible assets, see Note 12.
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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
No material provisions for impairments of long-lived assets were recorded during Fiscal 2022. See Note 5 for further information on the losses associated with assets held for sale and the dispositions of Conemaugh and HVAC during Fiscal 2020.
Refundable Tank and Cylinder Deposits
Included in “Other noncurrent liabilities” on our Consolidated Balance Sheets are customer paid deposits on tanks and cylinders primarily owned by subsidiaries of UGI France of $243 and $296 at September 30, 2022 and 2021, respectively. Deposits are refundable to customers when the tanks or cylinders are returned in accordance with contract terms.

Environmental Matters
We are subject to environmental laws and regulations intended to mitigate or remove the effects of past operations and improve or maintain the quality of the environment. These laws and regulations require the removal or remedy of the effect on the environment of the disposal or release of certain specified hazardous substances at current or former operating sites.
Environmental reserves are accrued when assessments indicate that it is probable that a liability has been incurred and an amount can be reasonably estimated. Amounts recorded as environmental liabilities on the Consolidated Balance Sheets represent our best estimate of costs expected to be incurred or, if no best estimate can be made, the minimum liability associated with a range of expected environmental investigation and remediation costs. These estimates are based upon a number of factors including whether the Company will be responsible for such remediation, the scope and cost of the remediation work to be performed, the portion of costs that will be shared with other potentially responsible parties, the timing of the remediation and possible impact of changes in technology, and the regulations and requirements of local governmental authorities. Our estimated liability for environmental contamination is reduced to reflect anticipated participation of other responsible parties but is not reduced for possible recovery from insurance carriers. Under GAAP, if the amount and timing of cash payments associated with environmental investigation and cleanup are reliably determinable, such liabilities are discounted to reflect the time value of money. We intend to pursue recovery of incurred costs through all appropriate means, including regulatory relief. PA Gas Utility receives ratemaking recognition of environmental investigation and remediation costs associated with in-state environmental sites.  This ratemaking recognition balances the accumulated difference between historical costs and rate recoveries with an estimate of future costs associated with the sites. For further information, see Note 17.
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
New Accounting Standard Adopted Effective October 1, 2022

Debt and Derivatives and Hedging. Effective October 1, 2022, the Company adopted ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40),” using the modified retrospective approach. The amendments in this ASU affect entities that issue convertible instruments and/or contracts indexed to and potentially settled in an entity’s own equity. This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock, expands disclosure requirements for convertible instruments, and simplifies the related earnings per share guidance. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

Note 4 — Revenue from Contracts with Customers

The Company recognizes revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The Company generally has the right to consideration from a customer in an amount that corresponds directly with the value to the customer for performance completed to date. As such, we have elected to recognize revenue in the amount to which we have a right to invoice except in the case of certain of Utilities’ large delivery service customers and Midstream & Marketing’s peaking contracts for which we recognize revenue on a straight-line basis over the term of the contract, consistent with when the performance obligations are satisfied by the Company.

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

Customers may choose to purchase their natural gas and electricity from Utilities, or, alternatively, may contract separately with alternate suppliers. Accordingly, our contracts with customers comprise two promised goods or services: (1) delivery service of natural gas and electricity through the Company’s utility distribution systems and (2) the natural gas or electricity commodity itself for those customers who choose to purchase the natural gas or electricity directly from the Company. Revenue is not recorded for the sale of natural gas or electricity to customers who have contracted separately with alternate suppliers. For those customers who choose to purchase their natural gas or electricity from the Company, the performance obligation includes both the supply of the commodity and the delivery service.

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
Non-Utility Revenues
LPG. AmeriGas Propane and UGI International record revenue principally from the sale of LPG to retail and wholesale customers. The primary performance obligation associated with the sale of LPG is the delivery of LPG to (1) the customer’s point of delivery for retail customers and (2) the customer’s specified location where LPG is picked up by wholesale customers, at which point control of the LPG is transferred to the customer, the performance obligation is satisfied, and the associated revenue is recognized. For contracts with retail customers that consume LPG from a metered tank, we recognize revenue as LPG is consumed, at which point we have the right to invoice, and generally invoice monthly based on consumption.
Contracts with customers comprise different types of contracts with varying length terms, fixed or variable prices, and fixed or variable quantities. Contracts with our residential customers, which comprise a substantial number of our customer contracts, are generally one year or less. Customer contracts for the sale of LPG include fixed-price, fixed-quantity contracts under which LPG is provided to customers at a fixed price and a fixed volume, and contracts that provide for the sale of LPG at market prices at date of delivery with no fixed volumes. AmeriGas Propane offers contracts that permit customers to lock in a fixed price for their volumes for a fee and also provide customers with the option to pre-buy a fixed amount of LPG at a fixed price. Amounts received under pre-buy arrangements are recorded as a contract liability when received and recorded as revenue when LPG is delivered and control is transferred to the customer. Fee revenue associated with fixed-price contracts are recorded as contract liabilities and recorded ratably over the contract period.
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
Revenue Disaggregation
The following tables present our disaggregated revenues by reportable segment during Fiscal 2022, Fiscal 2021 and Fiscal 2020:

2022	Total	Eliminations (a)	AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$875	$—	$—	$—	$—	$875	$—
Commercial & Industrial	365	—	—	—	—	365	—
Large delivery service	171	—	—	—	—	171	—
Off-system sales and capacity releases	76	(104)	—	—	—	180	—
Other	23	(1)	—	—	—	24	—
Total Utility	1,510	(105)	—	—	—	1,615	—
Non-Utility:
LPG:
Retail	4,436	—	2,439	1,997	—	—	—
Wholesale	496	—	218	278	—	—	—
Energy Marketing	2,951	(264)	—	1,298	1,917	—	—
Midstream:
Pipeline	211	—	—	—	211	—	—
Peaking	48	(105)	—	—	153	—	—
Other	9	—	—	—	9	—	—
Electricity Generation	34	—	—	—	34	—	—
Other	286	—	207	79	—	—	—
Total Non-Utility	8,471	(369)	2,864	3,652	2,324	—	—
Total revenues from contracts with customers	9,981	(474)	2,864	3,652	2,324	1,615	—
Other revenues (b)	125	(3)	79	34	2	5	8
Total revenues	$10,106	$(477)	$2,943	$3,686	$2,326	$1,620	$8

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

2021	Total	Eliminations (a)	AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$568	$—	$—	$—	$—	$568	$—
Commercial & Industrial	218	—	—	—	—	218	—
Large delivery service	148	—	—	—	—	148	—
Off-system sales and capacity releases	51	(62)	—	—	—	113	—
Other	21	(2)	—	—	—	23	—
Total Utility	1,006	(64)	—	—	—	1,070	—
Non-Utility:
LPG:
Retail	3,957	—	2,203	1,754	—	—	—
Wholesale	328	—	139	189	—	—	—
Energy Marketing	1,564	(126)	—	605	1,085	—	—
Midstream:
Pipeline	181	—	—	—	181	—	—
Peaking	16	(98)	—	—	114	—	—
Other	8	—	—	—	8	—	—
Electricity Generation	13	—	—	—	13	—	—
Other	275	—	206	69	—	—	—
Total Non-Utility	6,342	(224)	2,548	2,617	1,401	—	—
Total revenues from contracts with customers	7,348	(288)	2,548	2,617	1,401	1,070	—
Other revenues (b)	99	(3)	66	34	5	9	(12)
Total revenues	$7,447	$(291)	$2,614	$2,651	$1,406	$1,079	$(12)

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

2020	Total	Eliminations (a)	AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$563	$—	$—	$—	$—	$563	$—
Commercial & Industrial	215	—	—	—	—	215	—
Large delivery service	142	—	—	—	—	142	—
Off-system sales and capacity releases	48	(45)	—	—	—	93	—
Other	14	(2)	—	—	—	16	—
Total Utility	982	(47)	—	—	—	1,029	—
Non-Utility:
LPG:
Retail	3,499	—	2,037	1,462	—	—	—
Wholesale	211	—	63	148	—	—	—
Energy Marketing	1,233	(79)	—	434	878	—	—
Midstream:
Pipeline	168	—	—	—	168	—	—
Peaking	6	(100)	—	—	106	—	—
Other	7	—	—	—	7	—	—
Electricity Generation	34	—	—	—	34	—	—
Other	312	(3)	215	60	40	—	—
Total Non-Utility	5,470	(182)	2,315	2,104	1,233	—	—
Total revenues from contracts with customers	6,452	(229)	2,315	2,104	1,233	1,029	—
Other revenues (b)	107	(3)	66	23	14	1	6
Total revenues	$6,559	$(232)	$2,381	$2,127	$1,247	$1,030	$6
(a)Includes intersegment revenues principally among Midstream & Marketing, Utilities and AmeriGas Propane.
(b)Primarily represents revenues from tank rentals at AmeriGas Propane and UGI International, rental revenues from certain assets at Midstream & Marketing, revenues from alternative revenue programs at Utilities, and gains and losses on commodity derivative instruments not associated with current-period transactions reflected in Corporate & Other, none of which are within the scope of ASC 606 and are accounted for in accordance with other GAAP.

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers or cash receipts. Contract assets represent our right to consideration after the performance obligations have been satisfied when such right is conditioned on something other than the passage of time. Contract assets were not material at September 30, 2022 and 2021. Substantially all of our receivables are unconditional rights to consideration and are included in “Accounts receivable” and, in the case of Utilities, “Accrued utility revenues” on the Consolidated Balance Sheets. Amounts billed are generally due within the following month.

Contract liabilities arise when payment from a customer is received before the performance obligations have been satisfied and represent the Company’s obligations to transfer goods or services to a customer for which we have received consideration. The balances of contract liabilities were $164 and $149 at September 30, 2022 and 2021, respectively, and are primarily included in “Deposits and Advances” on the Consolidated Balance Sheets. Revenues recognized during Fiscal 2022, Fiscal 2021 and Fiscal 2020 from the amount included in contract liabilities at September 30, 2021, September 30, 2020 and September 30, 2019 was $119, $138 and $122, respectively.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Remaining Performance Obligations
The Company excludes disclosures related to the aggregate amount of the transaction price allocated to certain performance obligations that are unsatisfied as of the end of the reporting period because these contracts have an initial expected term of one year or less, or we have a right to bill the customer in an amount that corresponds directly with the value of services provided to the customer to date. Certain contracts with customers at Midstream & Marketing and Utilities contain minimum future performance obligations through 2047 and 2053, respectively. At September 30, 2022, Midstream & Marketing and Utilities expect to record approximately $2.4 billion and $0.2 billion of revenues, respectively, related to the minimum future performance obligations over the remaining terms of the related contracts.
Note 5 — Acquisitions and Dispositions

Mountaineer Acquisition

On September 1, 2021, UGI completed the Mountaineer Acquisition in which UGI acquired all of the equity interests in Mountaineer, the largest natural gas distribution company in West Virginia, for a purchase price of $540, including the assumption of $140 principal amounts of long-term debt. The Mountaineer Acquisition was consummated pursuant to a purchase and sale agreement between UGI and the iCON Sellers and is consistent with our growth strategies, including expanding our core utility operations in the mid-Atlantic region. The Mountaineer Acquisition was funded with cash proceeds from the 2021 UGI Corporation Senior Credit Facility $215 term loan and cash on hand including proceeds from the issuance of Equity Units. Accounts associated with Mountaineer are included within our Utilities reportable segment.

The Company has accounted for the Mountaineer Acquisition using the acquisition method. During Fiscal 2022, the Company recorded an adjustment to decrease goodwill by $5 primarily reflecting an adjustment to a valuation allowance on certain deferred income taxes. The Consolidated Balance Sheet at September 30, 2022, reflects the final allocation of the purchase price to the assets acquired and liabilities assumed for the Mountaineer Acquisition.

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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Total cash paid and liabilities incurred in connection with these acquisitions were as follows:

	2021	2020
	UGI International	Midstream & Marketing
Total cash paid	$18	$16
Liabilities incurred	—	7
Total purchase price	$18	$23

Acquisitions of Assets

Pennant. As of September 30, 2021, Energy Services held a 47% membership interest in Pennant, a natural gas gathering system located in northeast Ohio and western Pennsylvania. During Fiscal 2022, UGI through its wholly owned indirect subsidiary, Energy Services, completed the Pennant Acquisition in which Energy Services acquired the remaining 53% of the equity interests in Pennant for total cash consideration of approximately $61. The Pennant Acquisition was funded using available cash. The acquisition of the remaining interests has been accounted for as an acquisition of assets, and the purchase price has been primarily allocated to property, plant and equipment. See Note 22 for additional information related to the acquired interest in Pennant.

Stonehenge. On January 27, 2022, UGI through its wholly owned indirect subsidiary, Energy Services, completed the Stonehenge Acquisition in which Energy Services acquired all of the equity interests in Stonehenge for total cash consideration of approximately $190. The Stonehenge business includes a natural gas gathering system, located in western Pennsylvania, with more than 47 miles of pipeline and associated compression assets. The Stonehenge Acquisition is consistent with our growth strategies, including expanding our midstream natural gas gathering assets within the Appalachian basin production region. The Stonehenge Acquisition was funded using available cash. This transaction has been accounted for as an acquisition of assets, and the purchase price has been primarily allocated to property, plant and equipment. We refer to Stonehenge and its assets as “UGI Moraine East.”
Dispositions
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

Note 6 — Debt
Significant Financing Activities Since September 30, 2021
Mountaineer Credit Agreement. On October 20, 2022, Mountaineer entered into the Mountaineer 2023 Credit Agreement, as borrower, with a group of lenders. The Mountaineer 2023 Credit Agreement amends and restates a previous credit agreement and provides for borrowings up to $150, including a $20 sublimit for letters of credit. Mountaineer may request an increase in the amount of loan commitments to a maximum aggregate amount of $250, subject to certain terms and conditions. Borrowings under the Mountaineer 2023 Credit Agreement can be used to finance the working capital needs of Mountaineer and for general corporate purposes. The Mountaineer 2023 Credit Agreement is scheduled to expire in November 2024, with an option to extend the maturity date.

AmeriGas Propane. On September 28, 2022, AmeriGas Propane entered into the 2022 AmeriGas OLP Credit Agreement, as borrower, with a group of lenders. In connection with the entering into of the 2022 AmeriGas OLP Credit Agreement, the

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
borrower paid off in full and terminated the existing AmeriGas OLP Credit Agreement. The 2022 AmeriGas OLP Credit Agreement provides for borrowings up to $600, including a $100 sublimit for letters of credit. AmeriGas Propane may request an increase in the amount of loan commitments under the 2022 AmeriGas OLP Credit Agreement to a maximum aggregate amount of $900, subject to certain terms and conditions. Borrowings under the 2022 AmeriGas OLP Credit Agreement can be used to fund acquisitions and investments and for general corporate purposes. The 2022 AmeriGas OLP Credit Agreement is scheduled to expire in September 2026.

UGI Utilities. On July 12, 2022, UGI Utilities amended the Utilities Term Loan. The amendment extended the maturity date of the loan from October 2022 to July 2027, among other things. The current amount outstanding under the Utilities Term Loan remains unchanged and is payable in quarterly installments of $2, with the balance of the principal being due and payable in full at maturity. We have entered into an interest rate swap that will generally fix the underlying market-based interest rate on this variable-rate loan through June 2026.

On June 30, 2022, UGI Utilities entered into a note purchase agreement which provides for the private placement of (1) $90 aggregate principal amount of 4.75% Senior Notes due July 15, 2032 and (2) $85 aggregate principal amount of 4.99% Senior Notes due September 15, 2052. On July 15, 2022, UGI Utilities issued $90 aggregate principal amount of 4.75% Senior Notes pursuant to the note purchase agreement. On September 15, 2022, UGI Utilities issued $85 aggregate principal amount of 4.99% Senior Notes pursuant to the note purchase agreement. The net proceeds from the issuance of the 4.75% Senior Notes and 4.99% Senior Notes were used to reduce short-term borrowings and for general corporate purposes.

Mountaineer. On June 30, 2022, Mountaineer entered into a note purchase agreement which provides for the private placement of $40 aggregate principal amount of 4.49% Senior Notes due August 16, 2052. On August 16, 2022, Mountaineer issued $40 aggregate principal amount of 4.49% Senior Notes pursuant to the note purchase agreement. The net proceeds from the issuance of the 4.49% Senior Notes were used to reduce short-term borrowings and for general corporate purposes.

UGI International. On December 7, 2021, UGI International, LLC issued, in an underwritten private placement, €400 principal amount of the UGI International 2.50% Senior Notes due December 1, 2029. The UGI International 2.50% Senior Notes rank equal in right of payment with indebtedness issued under the UGI International Credit Facilities Agreement.

The net proceeds from the UGI International 2.50% Senior Notes were used (1) to repay all of the UGI International 3.25% Senior Notes due November 1, 2025 and associated fees and expenses and (2) for general corporate purposes. We have designated the UGI International 2.50% Senior Notes as a net investment hedge. In connection with this early repayment of debt, UGI International recognized a pre-tax loss of $11, which is reflected in “Loss on extinguishment of debt” on the Consolidated Statements of Income, and primarily comprises the write-off of unamortized debt issuance costs and early redemption premiums.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Credit Facilities and Short-term Borrowings

Information about the Company’s principal credit agreements (excluding the Energy Services Receivables Facility, which is discussed below) as of September 30, 2022 and 2021, is presented in the following table. Borrowings on these credit agreements bear interest at rates indexed to short-term market rates. Borrowings outstanding under these agreements (other than the 2021 UGI Corporation Senior Credit Facility and its predecessor agreement) are classified as “Short-term borrowings” on the Consolidated Balance Sheets.

	Expiration Date	Total Capacity	Borrowings Outstanding	Letters of Credit and Guarantees Outstanding	Available Borrowing Capacity	Weighted Average Interest Rate - End of Year
September 30, 2022
AmeriGas OLP (a)	September 2026	$600	$131	$2	$467	7.27%
UGI International, LLC (b)	October 2023	€300	€—	€—	€300	N.A.
Energy Services (c)	March 2025	$260	$—	$—	$260	N.A.
UGI Utilities (d)	June 2024	$350	$151	$—	$199	4.37%
Mountaineer (e)	November 2024	$100	$85	$—	$15	3.82%
UGI Corporation (f)	August 2024	$300	$252	$—	$48	5.62%
September 30, 2021
AmeriGas OLP (a)	December 2022	$600	$170	$60	$370	2.58%
UGI International, LLC (b)	October 2023	€300	€—	€—	€300	N.A.
Energy Services (c)	March 2025	$260	$—	$—	$260	N.A.
UGI Utilities (d)	June 2024	$350	$130	$—	$220	1.35%
Mountaineer (e)	November 2024	$100	$67	$—	$33	N.M.
UGI Corporation (f)	August 2024	$300	$185	$—	$115	3.27%
(a)At September 30, 2022 the 2022 AmeriGas OLP Credit Agreement includes a $100 sublimit for letters of credit. At September 30, 2021 the AmeriGas OLP Credit Agreement included a $150 sublimit for letters of credit.
(b)The UGI International Credit Facilities Agreement permits UGI International, LLC to borrow in euros or USD.
(c)The Energy Services Credit Agreement includes a $50 sublimit for letters of credit and is guaranteed by certain subsidiaries of Energy Services.
(d)The UGI Utilities Credit Agreement includes a $100 sublimit for letters of credit.
(e)The Mountaineer Credit Agreement includes a $20 sublimit for letters of credit.
(f)At September 30, 2022 and 2021, management intended to maintain a substantial portion of amounts outstanding under the 2021 UGI Corporation Senior Credit Facility beyond twelve months from the respective balance sheet dates. As such, borrowings outstanding are classified as “Long-term debt” on the Consolidated Balance Sheets. Subsequent to September 30, 2022 and 2021, the Company repaid $87 and $70, respectively, of such borrowings and classified these repayments as “Current maturities of long-term debt” on the Consolidated Balance Sheets. The 2021 UGI Corporation Senior Credit Facility includes a $10 sublimit for letters of credit.
N.A. - Not applicable
N.M. - Not meaningful

Energy Services Receivables Facility. Energy Services has a Receivables Facility with an issuer of receivables-backed commercial paper. On October 21, 2022, the expiration date of the Receivables Facility was extended to October 20, 2023. The Receivables Facility provides Energy Services with the ability to borrow up to $150 of eligible receivables during the period October 21, 2022 to April 30, 2023, and up to $75 of eligible receivables during the period May 1, 2023 to October 20, 2023. Energy Services uses the Receivables Facility to fund working capital, margin calls under commodity futures contracts, capital expenditures, dividends and for general corporate purposes.

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

Information regarding the amounts of trade receivables transferred to ESFC and the amounts sold to the bank are as follows:

	2022	2021	2020
Trade receivables transferred to ESFC during the year	$2,221	$1,353	$1,046
ESFC trade receivables sold to the bank during the year	$152	$308	$182
ESFC trade receivables - end of year (a)	$101	$61	$50
(a)At September 30, 2022 and 2021, there were no ESFC trade receivables sold to the bank.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Long-term Debt

Long-term debt comprises the following at September 30:

	2022	2021
AmeriGas Propane:
AmeriGas Partners Senior Notes:
5.50% due May 2025	$700	$700
5.875% due August 2026	675	675
5.625% due May 2024	675	675
5.75% due May 2027	525	525
Other	—	1
Unamortized debt issuance costs	(12)	(16)
Total AmeriGas Propane	2,563	2,560
UGI International:
3.25% Senior Notes due November 2025	—	405
2.50% Senior Notes due December 2029	392	—
UGI International, LLC variable-rate term loan due October 2023 (a)	294	347
Other	2	23
Unamortized debt issuance costs	(6)	(5)
Total UGI International	682	770
Midstream & Marketing:
Energy Services variable-rate term loan due through August 2026 (b)	677	684
Other	40	42
Unamortized discount and debt issuance costs	(7)	(10)
Total Energy Services	710	716
Utilities:
Senior Notes:
4.12% due September 2046	200	200
4.98% due March 2044	175	175
3.12% due April 2050	150	150
4.55% due February 2049	150	150
4.12% due October 2046	100	100
6.21% due September 2036	100	100
2.95% due June 2026	100	100
1.59% due June 2026	100	100
1.64% due September 2026	75	75
4.75% due July 2032	90	—
4.99% due September 2052	85	—
Medium-Term Notes:
6.13% due October 2034	20	20
6.50% due August 2033	20	20
Mountaineer senior notes (c)	201	164
Variable-rate term loan due through July 2027 (d)	95	102
Other	1	1
Unamortized debt issuance costs	(6)	(6)
Total UGI Utilities	1,656	1,451
UGI Corporation:
UGI Corporation revolving credit facility maturing August 2024 (e)	252	185
UGI Corporation variable-rate term loan due May 2025 (f)	300	300
UGI Corporation variable-rate term loan due through August 2024 (g)	250	250
UGI Corporation variable-rate term loan due May 2025 (h)	215	215
Unamortized debt issuance costs	(2)	(5)
Total UGI Corporation	1,015	945
Other	6	7
Total long-term debt	6,632	6,449
Less: current maturities	(149)	(110)
Total long-term debt due after one year	$6,483	$6,339

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
(a)The effective interest rate on the term loan was 1.89% at both September 30, 2022 and 2021. We have entered into pay- fixed, receive-variable interest rate swaps to effectively fix the underlying variable rate on these borrowings.
(b)At September 30, 2022 and 2021, the effective interest rates on the term loan were 5.13% and 5.23%, respectively. We have entered into a pay-fixed, receive-variable interest rate swap to effectively fix the underlying variable rate on these borrowings. Term loan borrowings are due in equal quarterly installments of $2, with the balance of the principal being due in full at maturity. Under certain circumstances, Energy Services is required to make additional principal payments if the consolidated total leverage ratio, as defined, is greater than defined thresholds. This term loan is collateralized by substantially all of the assets of Energy Services, subject to certain exceptions and carveouts including, but not limited to, accounts receivable and certain real property.
(c)Total long-term debt at September 30, 2022 and 2021, comprises $180 and $140 principal amount of Mountaineer senior secured notes plus unamortized premium of $21 and $24, respectively. The face interest rates on the Mountaineer senior notes range from 3.50% to 4.49%, with maturities ranging from 2027 to 2052.
(d)At September 30, 2022 and 2021, the effective interest rate on this term loan was 3.92% and 4.00%, respectively. We have entered into a pay-fixed, receive-variable interest rate swap to effectively fix the underlying variable rate on these borrowings. Term loan borrowings are due in equal quarterly installments of $2, with the balance of the principal being due in full at maturity.
(e)At September 30, 2022 and 2021, the effective interest rates on credit facility borrowings were 5.61% and 3.27%, respectively. We have entered into pay-fixed, receive-variable interest rate swaps to effectively fix the underlying variable rate on a portion of these borrowings.
(f)At September 30, 2022 and 2021, the effective interest rates on the term loan was 2.67% and 3.26%, respectively. We have entered into pay-fixed, receive-variable interest rate swaps to effectively fix the underlying variable rate on these borrowings.
(g)At September 30, 2022 and 2021, the effective interest rates on the term loan were 4.15% and 3.56%, respectively. We have entered into pay-fixed, receive-variable interest rate swaps to effectively fix the underlying variable rate on a portion of these borrowings. Term loan borrowings are due in equal quarterly installments of $9, commencing December 2022, with the balance of the principal being due in full at maturity.
(h)At September 30, 2022 and 2021, the effective interest rates on the term loan were 3.53% and 1.88%. We have entered into pay-fixed, receive-variable interest rate swaps to effectively fix the underlying variable rate on these borrowings.

Scheduled principal repayments of long-term debt for each of the next five fiscal years ending September 30 are as follows:

	2023	2024	2025	2026	2027
AmeriGas Propane	$—	$675	$700	$675	$525
UGI International	1	294	—	—	—
Midstream & Marketing	10	7	7	656	—
Utilities	7	6	6	281	70
UGI Corporation (a)	125	377	515	—	—
Other	6	—	—	—	—
Total	$149	$1,359	$1,228	$1,612	$595

(a) Subsequent to September 30, 2022 and 2021, the Company repaid $87 and $70, respectively, of borrowings on the UGI Corporation revolving credit facility maturing August 2024. Such repayments are classified as “Current maturities of long-term debt” on the Consolidated Balance Sheets.

Restrictive Covenants

Our long-term debt and credit facility agreements generally contain customary covenants and default provisions which may include, among other things, restrictions on the incurrence of additional indebtedness and also restrict liens, guarantees, investments, loans and advances, payments, mergers, consolidations, asset transfers, transactions with affiliates, sales of assets, acquisitions and other transactions. These agreements contain standard provisions which require compliance with certain financial ratios. UGI and its subsidiaries were in compliance with all debt covenants as of September 30, 2022.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Restricted Net Assets

At September 30, 2022, the amount of net assets of UGI’s consolidated subsidiaries that were restricted from transfer to UGI under debt agreements, subsidiary partnership agreements and regulatory requirements under foreign laws totaled approximately $2,900.

Note 7 — Income Taxes
Income before income taxes comprises the following:

	2022	2021	2020
Domestic	$362	$647	$424
Foreign	1,025	1,342	243
Total income before income taxes	$1,387	$1,989	$667

The provisions for income taxes consist of the following:

	2022	2021	2020
Current expense (benefit):
Federal	$24	$(48)	$(85)
State	18	7	4
Foreign	50	85	70
Total current expense (benefit)	92	44	(11)
Deferred expense (benefit):
Federal	45	168	135
State	(17)	48	19
Foreign	193	262	(8)
Total deferred expense	221	478	146
Total income tax expense	$313	$522	$135

Federal income taxes for Fiscal 2022 are net of foreign tax credits of $5. There were none utilized in Fiscal 2021 or Fiscal 2020.
A reconciliation from the U.S. federal statutory tax rate to our effective tax rate is as follows:

	2022	2021	2020
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Difference in tax rate due to:
Effects of U.S. tax legislation	—	(0.8)	(4.7)
Effects of tax rate changes - International	(2.3)	(1.3)	0.3
Effects of tax rate changes – State, net of federal benefit	(1.4)	—	—
State income taxes, net of federal benefit	1.5	1.9	2.8
Valuation allowance adjustments	(0.5)	1.0	—
Effects of foreign operations	4.4	4.6	1.3
Excess tax benefits on share-based payments	(0.3)	(0.1)	(0.2)
Other, net	0.2	(0.1)	(0.3)
Effective tax rate	22.6%	26.2%	20.2%

In July 2022, tax legislation was enacted in Pennsylvania reducing the state’s corporate net income tax rate from 9.99% to 4.99% over a nine-year period, beginning with an initial reduction to 8.99% beginning in Fiscal 2024. The legislation resulted in a $20 benefit being recorded in Fiscal 2022 based on the Company’s analysis of future reversals of net deferred tax liabilities.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
In February 2021, tax legislation was enacted in Italy which allowed the Company to align book basis with tax basis on certain assets in exchange for paying a three percent substitute tax payment payable in three annual installments. This election resulted in a $23 net benefit in Fiscal 2021. Timing of the recovery of the resulting incremental tax basis was changed with legislation in Fiscal 2022 extending the deductible period of recovery from 18 to 50 years.

On March 27, 2020 the CARES Act was enacted into law. The primary impact of the legislation was the change in federal net operating loss carryback rules which allowed the Company’s U.S. federal tax losses generated in Fiscal 2021 and Fiscal 2020 to be carried back to Fiscal 2016 and Fiscal 2015. The carryback of our Fiscal 2021 and Fiscal 2020 U.S. federal tax losses from a 21% rate environment to offset taxable income in Fiscal 2016 and Fiscal 2015 in a 35% rate environment generated incremental benefits of $15 and $32, respectively. A $90 refund claim for the Fiscal 2020 carryback to Fiscal 2015 was filed and has been approved by the IRS, though the actual cash refund was not received in Fiscal 2022. Of the outstanding $90 refund, $75 was received subsequent to Fiscal 2022. A $37 refund claim for the Fiscal 2021 claim has been filed. Both are included in “Income taxes receivable” on the Consolidated Balance Sheet at September 30, 2022 and 2021. On July 20, 2020, the Treasury Department issued final regulations under IRC Section 951A permitting a taxpayer to elect to exclude, from its inclusion of GILTI, income subject to a high effective rate of foreign tax. The impact of these final regulations reduced U.S. tax of foreign source income in Fiscal 2022, Fiscal 2021, and Fiscal 2020.

Our effective tax rate is subject to the impact of changes to the taxation of foreign source income made by the TCJA and the high tax exception regulations issued in July 2020. Income tax expense for Fiscal 2022, Fiscal 2021 and Fiscal 2020 includes $3, $8 and $0, respectively, of GILTI taxes that are treated as current period costs and carry no related deferred taxes.
Pennsylvania and West Virginia utility ratemaking practices permit the flow through to ratepayers of state tax benefits resulting from accelerated tax depreciation. For Fiscal 2022, Fiscal 2021 and Fiscal 2020, the beneficial effects of state tax flow through of accelerated depreciation reduced income tax expense by $10, $9, and $11, respectively.
Deferred tax liabilities (assets) comprise the following at September 30:

	2022	2021
Excess book basis over tax basis of property, plant and equipment	$867	$937
Utility regulatory assets	106	105
Intangible assets and goodwill	75	77
Derivative instrument assets	514	322
Other	33	36
Gross deferred tax liabilities	1,595	1,477

Investment in AmeriGas Partners	(79)	(102)
Pension plan liabilities	(21)	(29)
Employee-related benefits	(38)	(45)
Operating loss carryforwards	(48)	(53)
Foreign tax credit carryforwards	(76)	(79)
Utility regulatory liabilities	(85)	(102)
Utility environmental liabilities	(15)	(16)
Other	(125)	(107)
Gross deferred tax assets	(487)	(533)
Deferred tax assets valuation allowance	141	138
Net deferred tax liabilities	$1,249	$1,082
At September 30, 2022, we carried foreign net operating loss carryforwards of $5 relating to Flaga, $30 at certain subsidiaries of UGI France, and $10 in the Netherlands with no expiration dates. We have state net operating loss carryforwards primarily relating to certain subsidiaries that approximate $787 and expire through 2042. We also have federal operating loss carryforwards of $16 for Mountaintop Energy Holdings, LLC and $6 for certain operations of AmeriGas Propane. At

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
September 30, 2022, deferred tax assets relating to operating loss carryforwards amounted to $48 related to various UGI subsidiaries.

Valuation allowances against deferred tax assets exist for foreign tax credit carryforwards, net operating loss carryforwards of foreign subsidiaries, capital loss carryforwards and a notional interest deduction. The valuation allowance for all deferred tax assets increased by $3 in Fiscal 2022, which included a $17 increase in a notional interest deduction carryover, a $4 decrease from state tax rate changes, offset by a release of $6 against FTCs, that will be realizable in the future and a $4 decrease related to foreign net operating loss carry forwards.

The valuation allowance for all deferred tax assets increased by $33 in Fiscal 2021, which included a $30 increase related to future capital losses from the PennEast and Hudson investments, and a $10 increase in a notional interest deduction carryover, partially offset by the release of $10 against FTCs.
We conduct business and file tax returns in the U.S., numerous states, local jurisdictions and in France and certain other European countries. Our U.S. federal income tax returns are settled through the 2018 tax year, our French tax returns are settled through the 2018 tax year, our Austrian tax returns are settled through 2017 and our other European tax returns are effectively settled for various years from 2014 to 2019. State and other income tax returns in the U.S. are generally subject to examination for a period of three to five years after the filing of the respective returns.
The Company’s unrecognized tax benefits including amounts related to accrued interest, which if subsequently recognized would be recorded as a benefit to income taxes, amounted to $4, $4, and $4 at September 30, 2022, 2021 and 2020, respectively. Activity related to these unrecognized tax benefits was not material for all periods presented.

Note 8 — Employee Retirement Plans
Defined Benefit Pension and Other Postretirement Plans
The U.S. Pension Plans consist of (1) a defined benefit pension plan for employees hired prior to January 1, 2009, of UGI, UGI Utilities, and certain of UGI’s other domestic wholly owned subsidiaries and (2) a defined benefit pension plan for substantially all Mountaineer employees. U.S. Pension Plans’ benefits are based on years of service, age and employee compensation. In addition, certain UGI International employees in France and Belgium are covered by defined benefit pension and postretirement plans. Although the disclosures in the tables below include amounts related to the UGI International plans, such amounts are not material.
We also provide postretirement health care benefits to certain retirees and postretirement life insurance benefits to certain U.S. active and retired employees. The ABO of our other postretirement benefit plans was $22 and $31 as of September 30, 2022 and 2021, respectively. The fair value of the plan assets of our other postretirement benefit plans was $16 and $19 as of September 30, 2022 and 2021, respectively.
The following table provides a reconciliation of the PBOs of our pension plans (the U.S. Pension Plans and the UGI International pension plans), plan assets, and the related funded status of our pension plans as of September 30, 2022 and 2021. ABO is the present value of benefits earned to date with benefits based upon current compensation levels. PBO is ABO increased to reflect estimated future compensation.

	Pension Benefits
	2022	2021
Change in benefit obligations:
Benefit obligations — beginning of year	$870	$782
Service cost	16	12
Interest cost	26	22
Actuarial gain	(240)	(30)
Plan amendments	1	2
Acquisitions	—	114
Foreign currency	(6)	(1)
Benefits paid	(34)	(31)

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

	Pension Benefits
	2022	2021
Benefit obligations — end of year (a)	$633	$870
Change in plan assets:
Fair value of plan assets — beginning of year	$736	$585
Actual (loss) gain on plan assets	(173)	75
Foreign currency	(3)	—
Employer contributions	15	14
Acquisitions	—	92
Benefits paid	(34)	(30)
Fair value of plan assets — end of year	$541	$736
Funded status of the plans — end of year (b)	$(92)	$(134)
Amounts recorded in UGI Corporation stockholders’ equity (pre-tax):
Prior service cost	$3	$3
Net actuarial (gain) loss	(17)	13
Total	$(14)	$16
Amounts recorded in regulatory assets and liabilities (pre-tax):
Net actuarial loss	114	108
Total	$114	$108
(a) The ABO for the U.S. Pension Plans was $570 and $756 as of September 30, 2022 and 2021, respectively.
(b) Amounts are reflected in “Other noncurrent liabilities” and “Other assets” on the Consolidated Balance Sheets. Amounts reflected in “Other assets” are not material.

In Fiscal 2022 and Fiscal 2021, the change in the pension plans’ PBO due to actuarial gains and losses is principally the result of changes in discount rates.
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

	Pension Plans
	2022	2021	2020
Weighted-average assumptions:
Discount rate – benefit obligations	5.70%	3.13%	2.90%
Discount rate – benefit cost	3.13%	2.90%	3.30%
Expected return on plan assets	7.10%	7.10%	7.20%
Rate of increase in salary levels	3.25%	3.25%	3.25%

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
The service cost component of our pension and other postretirement plans, net of amounts capitalized, is reflected in “Operating and administrative expenses” on the Consolidated Statements of Income. The non-service cost components, net of amounts capitalized by Utilities as a regulatory asset, are reflected in “Other non-operating income (expense), net” on the Consolidated Statements of Income. Other postretirement benefit cost was not material for all periods presented. Net periodic pension cost includes the following components:

	Pension Benefits
	2022	2021	2020
Service cost	$16	$12	$11
Interest cost	26	22	23
Expected return on assets	(50)	(40)	(38)
Curtailment gain	—	—	(1)
Amortization of:
Prior service cost	—	—	1
Actuarial loss	7	14	15
Net benefit (income) cost	$(1)	$8	$11

It is our general policy to fund amounts for U.S. Pension Plans benefits equal to at least the minimum required contribution set forth in applicable employee benefit laws. From time to time, we may, at our discretion, contribute additional amounts. During Fiscal 2022, Fiscal 2021 and Fiscal 2020, we made cash contributions to the U.S. Pension Plans of $14, $13 and $13, respectively. The minimum required contributions in Fiscal 2023 are not expected to be material.
UGI Utilities has established a VEBA trust to pay certain retiree health care and life insurance benefits by depositing into the VEBA the annual amount of postretirement benefits costs, if any. Assets associated with the VEBA are not material and we do not expect to be required to make any contributions to the VEBA during Fiscal 2023.
Expected payments for postretirement benefits over the next 10 years are not material. Expected payments for pension benefits are as follows:

Pension Benefits
Fiscal 2023	$37
Fiscal 2024	$38
Fiscal 2025	$40
Fiscal 2026	$41
Fiscal 2027	$43
Fiscal 2028 - 2032	$229
We also sponsor unfunded and non-qualified supplemental executive defined benefit retirement plans. At September 30, 2022 and 2021, the PBOs of these plans, including obligations for amounts held in grantor trusts, totaled $44 and $57, respectively. Costs associated with these plans were not material for all periods presented and are excluded from the tables above. Amounts recorded in UGI’s stockholders’ equity for these plans include pre-tax losses of $1 and $10 at September 30, 2022 and 2021, respectively, principally representing unrecognized actuarial losses. In Fiscal 2023, the estimated amount that will be amortized from such pre-tax actuarial losses into retiree benefit cost is not material. During Fiscal 2021, the Company made $12 of payments for the supplemental executive defined benefit retirement plans. During Fiscal 2022 and Fiscal 2020, the payments the Company made with respect to the supplemental executive defined benefit retirement plans were not material. The total fair value of the grantor trust investment assets associated with the supplemental executive defined benefit retirement plans, which are included in “Other assets” on the Consolidated Balance Sheets, totaled $31 and $44 at September 30, 2022 and 2021, respectively.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
U.S. Pension Plans’ Assets
The assets of the U.S. Pension Plans are held in trust. The investment policies and asset allocation strategies for the assets in these trusts are determined by the Retirement Plan Committee comprising certain members of UGI’s senior management. The overall investment objective is to minimize projected funded status volatility by more closely aligning the duration of the U.S. Pension Plans’ fixed income portfolio to the duration of its liabilities. The proportion of plan assets allocated to fixed income investments will increase as the funded status increases. Investments are made principally in common collective trust funds that consist of equity index investments, bond index investments and short-term investments, and, to a much less extent, UGI Common Stock.
The targets and actual allocations for the U.S. Pension Plans’ trust assets at September 30 are as follows:

	Actual		Target Asset Allocation (b)
	2022	2021	2022	2021
Equity investments:
U.S. equities	26.5%	22.2%	24.7%	25.3%
Non-U.S. equities	20.9%	21.7%	20.9%	21.4%
Global equities (a)	13.8%	16.0%	13.1%	13.1%
Total	61.2%	59.9%	58.7%	59.8%
Fixed income funds & cash equivalents	35.5%	36.4%	35.0%	34.4%
Alternative investments	3.3%	3.7%	6.3%	5.8%
Total	100.0%	100.0%	100.0%	100.0%
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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Common collective trust funds in the U.S. Pension Plans primarily include investments in U.S., Non-U.S. and global (a mix of U.S. and Non-U.S.) equities, fixed income and short-term investments. The fair values of common collective trust funds and cash equivalents are valued at the NAV of units of the collective trusts. The NAVs, as provided by the trustee, are used as a practical expedient to estimate fair value based on the fair values of the underlying investments held by the funds less their liabilities. The fair values of the U.S. Pension Plans trust assets by asset class as of September 30, 2022 and 2021 are as follows:

	2022	2021
U.S. Pension Plans:
Domestic equity investments:
UGI Corporation Common Stock	$26	$35
Total domestic equity investments (a)	26	35
Common collective trust funds:
U.S. equity index investments	113	124
Non-U.S. equity index investments	110	155
Global equity index investments	72	115
Bond index investments	177	254
Cash equivalents	10	7
Total common collective trust funds (b)	482	655
Alternative investments (b)	17	27
Total	$525	$717

(a) Level 1 investments within the fair value hierarchy.
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
Defined Contribution Plans
We sponsor 401(k) savings plans for eligible employees of UGI and certain of UGI’s domestic subsidiaries. Generally, participants in these plans may contribute a portion of their compensation on either a before-tax basis, or on both a before-tax and after-tax basis. These plans also provide for employer matching contributions at various rates. The cost of benefits under the savings plans totaled $21 in Fiscal 2022, $21 in Fiscal 2021 and $21 in Fiscal 2020. The Company also sponsors certain nonqualified supplemental defined contribution executive retirement plans. These plans generally provide supplemental benefits to certain executives that would otherwise be provided under retirement plans but are prohibited due to limitations imposed by the IRC. The Company makes payments to self-directed grantor trusts with respect to these supplemental defined contribution plans. Such payments during Fiscal 2022, Fiscal 2021 and Fiscal 2020 were not material. At September 30, 2022 and 2021, the total fair values of these grantor trust investment assets, which amounts are included in “Other assets” on the Consolidated Balance Sheets, were $7 and $9, respectively.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Note 9 — Utility Regulatory Assets and Liabilities and Regulatory Matters
The following regulatory assets and liabilities associated with our Utilities reportable segment are included in our Consolidated Balance Sheets at September 30:

	2022	2021
Regulatory assets (a):
Income taxes recoverable	$83	$143
Underfunded pension plans	114	108
Environmental costs	37	58
Deferred fuel and power costs	32	11
Removal costs, net	22	24
Other	52	53
Total regulatory assets	$340	$397
Regulatory liabilities (a):
Postretirement benefits	$11	$13
Deferred fuel and power refunds	3	36
State income tax benefits — distribution system repairs	38	32
Excess federal deferred income taxes	279	287
Other	4	20
Total regulatory liabilities	$335	$388
(a)    Current regulatory assets are recorded in “Other current assets” on the Consolidated Balance Sheets. Regulatory liabilities are recorded in “Other current liabilities” and “Other noncurrent liabilities” on the Consolidated Balance Sheets.

Other than removal costs, Utilities currently does not recover a rate of return on the regulatory assets included in the table above.

Income taxes recoverable. This regulatory asset is the result of recording deferred tax liabilities pertaining to temporary tax differences principally as a result of the pass through to ratepayers of the tax benefit on accelerated tax depreciation for state income tax purposes, and the flow through of accelerated tax depreciation for federal income tax purposes for certain years prior to 1981. These deferred taxes have been reduced by deferred tax assets pertaining to utility deferred investment tax credits. Utilities has recorded regulatory income tax assets related to these deferred tax liabilities representing future revenues recoverable through the ratemaking process over the average remaining depreciable lives of the associated property ranging from 1 to approximately 65 years. The decrease in income taxes recoverable at September 30, 2022 reflects the impact on deferred Pennsylvania corporate income taxes resulting from changes in Pennsylvania corporate income tax rates for future years signed into law on July 8, 2022 (See Note 7).
Underfunded pension plans. This regulatory asset represents the portion of net actuarial losses and prior service costs (credits) associated with Gas Utility and Electric Utility pension benefits which are probable of being recovered through future rates based upon established regulatory practices. These regulatory assets are adjusted annually or more frequently under certain circumstances when the funded status of the plans is remeasured in accordance with GAAP. These costs are amortized over the average remaining future service lives of plan participants.
Environmental costs. Environmental costs principally represent estimated probable future environmental remediation and investigation costs that PA Gas Utility expects to incur, primarily at MGP sites in Pennsylvania, in conjunction with a remediation COA with the PADEP. Pursuant to base rate orders, PA Gas Utility receives ratemaking recognition of its estimated environmental investigation and remediation costs associated with its environmental sites. This ratemaking recognition balances the accumulated difference between historical costs and rate recoveries with an estimate of future costs associated with the sites. The period over which PA Gas Utility expects to recover these costs will depend upon future remediation activity. For additional information on environmental costs, see Note 17.
Removal costs, net. This regulatory asset represents costs incurred, net of salvage, associated with the retirement of depreciable utility plant of UGI Utilities. As required by PAPUC ratemaking, removal costs include actual costs incurred associated with

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
asset retirement obligations. Consistent with prior ratemaking treatment, UGI Utilities expects to recover these costs over five years.
Postretirement benefits. This regulatory liability represents the difference between amounts recovered through rates by PA Gas Utility and Electric Utility and actual costs incurred in accordance with accounting for postretirement benefits. A portion of this liability will be refunded to customers over the average remaining future service lives of plan participants. Another portion of this liability represents overcollections for which refund periods have been established within ratemaking proceedings. With respect to Gas Utility, postretirement benefit overcollections are generally being refunded to customers over a ten-year period beginning October 19, 2016. With respect to Electric Utility, the overcollections are being refunded to ratepayers over a 20-year period effective October 27, 2018.
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
PA Gas Utility uses derivative instruments to reduce volatility in the cost of gas it purchases for retail core-market customers. Realized and unrealized gains or losses on natural gas derivative instruments are included in deferred fuel and power costs or refunds. Net unrealized gains on such contracts at September 30, 2022 and 2021 were $5 and $35, respectively.
State income tax benefits — distribution system repairs. This regulatory liability represents Pennsylvania state income tax benefits, net of federal benefit, resulting from the deduction for income tax purposes of repair and maintenance costs associated with UGI Utilities’ assets that are capitalized for regulatory and GAAP reporting. The tax benefits associated with these repair and maintenance deductions will be reflected as a reduction to income tax expense over the remaining tax lives of the related book assets.

Excess federal deferred income taxes. This regulatory liability is the result of remeasuring Utilities’ federal deferred income tax liabilities on utility plant due to the enactment of the TCJA on December 22, 2017. In order for our utility assets to continue to be eligible for accelerated tax depreciation, current law requires that excess federal deferred income taxes resulting from the remeasurement be amortized no more rapidly than over the remaining lives of the assets that gave rise to the excess federal deferred income taxes, ranging from 1 year to approximately 65 years. This regulatory liability has been increased to reflect the tax benefit generated by the amortization of the excess deferred federal income taxes and is being amortized and credited to tax expense.
Other. Other regulatory assets and liabilities comprise a number of deferred items including, among others, certain fair value adjustments related to the Mountaineer Acquisition, incremental expenses attributable to the COVID-19 pandemic, certain information technology costs, energy efficiency conservation costs and rate case expenses.
Other Regulatory Matters
Base Rate Filings. On January 28, 2022, PA Gas Utility filed a request with the PAPUC to increase its base operating revenues for residential, commercial and industrial customers by $83 annually. On September 15, 2022, the PAPUC issued a final order approving a settlement providing for a $49 annual base distribution rate increase for PA Gas Utility, through a phased approach, with $38 beginning October 29, 2022 and an additional $11 beginning October 1, 2023. In accordance with the terms of the final order, PA Gas Utility will not be permitted to file a rate case prior to January 1, 2024. Also in accordance with the terms of the final order, PA Gas Utility is authorized to implement a weather normalization adjustment rider as a 5-year pilot program beginning on the effective date of the new rates. Under this rider, customer billings for distribution services will be adjusted monthly to reflect normal weather conditions if weather deviates more than 3% from normal. Additionally, under the terms of the final order, PA Gas Utility will be authorized to implement a DSIC once its total property, plant and equipment less accumulated depreciation reaches $3,368 (which threshold was achieved in September 2022).
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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
On January 28, 2020, PA Gas Utility filed a request with the PAPUC to increase its annual base distribution operating revenues by $75 annually. On October 8, 2020, the PAPUC issued a final Order approving a settlement that permits PA Gas Utility to increase its annual base distribution rates by $20, through a phased approach, with $10 beginning January 1, 2021 and an additional $10 beginning July 1, 2021. Additionally, PA Gas Utility was authorized to implement a DSIC once PA Gas Utility total property, plant and equipment less accumulated depreciation reaches $2,875. This threshold was achieved in December 2020 and PA Gas Utility implemented a DSIC effective April 1, 2021. The PAPUC’s final Order also includes enhanced COVID-19 customer assistance measures, including the establishment of an Emergency Relief Program for a defined set of payment troubled customers (“ERP”). Additionally, the PAPUC’s final order permits PA Gas Utility to establish a regulatory asset for certain incremental expenses attributable to the ongoing COVID-19 pandemic, most notably expenses related to the ERP and uncollectible accounts expense, through the effective date of rates in the next PA Gas Utility base rate case, to be recovered and amortized over a 10-year period. In accordance with the terms of the final order, PA Gas Utility was not permitted to file a rate case prior to January 1, 2022.

Note 10 — Inventories
Inventories comprise the following at September 30:

	2022	2021
Non-utility LPG and natural gas	$335	$278
Gas Utility natural gas	166	68
Energy certificates	70	53
Materials, supplies and other	94	70
Total inventories	$665	$469

Note 11 — Property, Plant and Equipment
Property, plant and equipment comprise the following at September 30:

	2022	2021	Estimated Useful Life
Utility:
Distribution	$4,746	$4,306
Transmission	123	111
General and other	557	507
Work in process	124	98
Total Utility	5,550	5,022

Non-utility:
Land	179	186
Buildings and improvements	426	436	10 - 40 years
Transportation equipment	234	232	3 - 10 years
Equipment, primarily cylinders and tanks	3,645	3,785	5 - 30 years
Electric generation	216	211	25 - 40 years
Pipeline and related assets	1,523	1,218	25 - 40 years
Other	380	342	1 - 12 years
Work in process	53	76
Total non-utility	6,656	6,486
Total property, plant and equipment	$12,206	$11,508

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
The average composite depreciation rates at our Gas Utility and Electric Utility were as follows:

	2022	2021	2020
Regulated natural gas utilities	2.6%	2.6%	2.5%
Electric Utility	2.4%	2.3%	2.2%

Depreciation expense totaled $460, $437 and $416 for Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively.

Note 12 — Goodwill and Intangible Assets
Changes in the carrying amount of goodwill by reportable segment are as follows:

	AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Total
Balance September 30, 2020	$2,004	$997	$335	$182	$3,518
Acquisitions	—	6	—	255	261
Purchase accounting adjustments	—	—	1	—	1
Foreign currency translation	—	(10)	—	—	(10)
Balance September 30, 2021	2,004	993	336	437	3,770
Purchase accounting adjustments	—	—	—	(5)	(5)
Foreign currency translation	—	(153)	—	—	(153)
Balance September 30, 2022	$2,004	$840	$336	$432	$3,612

Intangible assets comprise the following at September 30:

	2022	2021
Customer relationships	$1,006	$1,054
Trademarks and tradenames	11	12
Noncompete agreements and other	71	75
Accumulated amortization	(629)	(607)
Intangible assets, net (definite-lived)	459	534
Trademarks and tradenames (indefinite-lived)	41	49
Total intangible assets, net	$500	$583

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

Amortization expense of intangible assets was $61, $76 and $83 for Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively. Estimated amortization expense of intangible assets during the next five fiscal years is as follows: Fiscal 2023 — $54; Fiscal 2024 — $53; Fiscal 2025 — $52; Fiscal 2026 — $51; Fiscal 2027 — $29.

Note 13 — Equity
On February 2, 2022, UGI’s Board of Directors authorized an extension of an existing share repurchase program for up to 8,000,000 shares of UGI Corporation Common Stock for an additional four-year period, expiring February 2026. Pursuant to the Board authorization, during Fiscal 2022 and Fiscal 2020 the Company purchased and placed in treasury stock 900,000 shares and 950,000 shares at a total cost of $38 and $38, respectively. There were no such repurchases during Fiscal 2021.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
UGI Preferred Stock and Common Stock share activity for Fiscal 2022, Fiscal 2021 and Fiscal 2020 is as follows:

	Preferred Stock	Common Stock
	Issued/Outstanding	Issued	Treasury	Outstanding
Balance at September 30, 2019	—	209,304,129	(299,340)	209,004,789
Issued:
Employee and director plans	—	209,915	180,050	389,965
Repurchases of common stock	—	—	(950,000)	(950,000)
Reacquired common stock – employee and director plans	—	—	(90,316)	(90,316)
Balance at September 30, 2020	—	209,514,044	(1,159,606)	208,354,438
Issued:
Equity Unit Offering	220,000
Employee and director plans	—	329,252	554,315	883,567
Reacquired common stock – employee and director plans	—	—	(21,870)	(21,870)
Balance at Balance at September 30, 2021	220,000	209,843,296	(627,161)	209,216,135
Issued:
Employee and director plans	—	717,198	799,152	1,516,350
Repurchases of common stock	—	—	(900,000)	(900,000)
Reacquired common stock – employee and director plans	—	—	(250,273)	(250,273)
Balance at September 30, 2022	220,000	210,560,494	(978,282)	209,582,212
UGI also has 5,000,000 shares of UGI Series Preference Stock authorized for issuance. UGI had no shares of UGI Series Preference Stock outstanding at September 30, 2022 or 2021.

Issuance of Equity Units
On May 25, 2021, the Company issued 2.2 million Equity Units with a total notional value of $220. Each Equity Unit has a stated amount of $100 and consists of (i) a 10% undivided beneficial ownership interest in one share of Convertible Preferred Stock with a liquidation preference of $1,000 per share and (ii) a 2024 Purchase Contract. The Company received approximately $213 of proceeds from the issuance of the Equity Units, net of offering expenses and underwriting costs and commissions, and issued 220,000 shares of Convertible Preferred Stock which was recorded in “Preferred stock” on the accompanying Consolidated Balance Sheet. The proceeds were used to pay a portion of the purchase price for the Mountaineer Acquisition and related fees and expenses, and for general corporate purposes. During the second quarter of Fiscal 2022, the Company reclassified certain amounts on the Consolidated Balance Sheet and Consolidated Statement of Changes in Equity related to the accounting for the Equity Units.

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

The Convertible Preferred Stock has no maturity date and will remain outstanding unless converted by holders or redeemed by the Company. The Company has the option to redeem all or a portion of the Convertible Preferred Stock at any time, and from time to time, on or after September 3, 2024, for cash at a redemption price equal to the liquidation preference of the Convertible Preferred Stock being redeemed plus any accumulated and unpaid dividends. Each share of Convertible Preferred Stock may be converted at the option of the holders on and after June 1, 2024, only after it has been separated from the Equity Units and, prior to June 1, 2024, only under limited circumstances in connection with a fundamental change, as defined in the Equity Unit

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Agreements. The Company will settle conversions by paying or delivering (i) one share of UGI’s 0.125% Series B preferred stock (or, for conversions in connection with a redemption of the Convertible Preferred Stock, up to $1,000 per share in cash plus all accumulated but unpaid dividends to, but excluding, the payment date immediately preceding the relevant conversion date) per share of Convertible Preferred Stock being converted; and (ii) to the extent the conversion value exceeds the liquidation preference of the Convertible Preferred Stock, shares of UGI’s common stock. The conversion rate is initially 19.0215 shares of UGI’s common stock per one share of Convertible Preferred Stock, which is equivalent to an initial conversion price of approximately $52.57 per share of UGI’s common stock. At September 30, 2022 and 2021, there were 220,000 shares of Series B preferred stock authorized for issuance pursuant to the settlement terms discussed above.

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

2024 Purchase Contracts. The 2024 Purchase Contracts obligate the holders to pay $100 to UGI to purchase a variable number of shares of UGI common stock on the purchase contract settlement date, which is scheduled to occur on June 1, 2024. The number of shares of UGI common stock to be issued upon settlement of each 2024 Purchase Contract on the purchase contract settlement date will be equal to $100 divided by the market value per share of UGI common stock, which will be determined over a market value averaging period preceding the settlement date, subject to a maximum settlement rate of 2.2826 shares of UGI common stock per 2024 Purchase Contract, subject to adjustment. The initial maximum settlement rate of the 2024 Purchase Contracts is approximately equal to $100 divided by the last reported sale price of $43.81 per share of UGI common stock on May 17, 2021. Absent any fundamental changes, as defined in the Equity Unit Agreements, the holders can settle the 2024 Purchase Contracts early, subject to certain exceptions and conditions. Upon early settlement of any 2024 Purchase Contracts, other than in connection with a fundamental change, the Company will deliver the number of shares of UGI common stock equal to 85% of the number of shares of UGI common stock that would have otherwise been deliverable.

The Company will pay holders of the 2024 Purchase Contracts quarterly contract adjustment payments at an annual rate of 7.125%, payable quarterly in arrears on March 1, June 1, September 1 and December 1, commencing September 1, 2021. The Company may elect to pay such contract adjustment payments in cash, shares of UGI common stock or a combination of cash and shares of UGI common stock. The Company may defer the contract adjustment payments for one or more consecutive periods but generally not beyond the purchase contract settlement date. If contract adjustment payments are deferred, the Company will be subject to certain dividend, distribution, and other restrictions related to its capital stock as defined in the Equity Unit Agreements.

The present value of the quarterly contract adjustment payments liability was $45 upon issuance of the Equity Units and is recorded in “Other current liabilities” and “Other noncurrent liabilities” (with a corresponding reduction to “UGI Preferred Stock”) on the Consolidated Balance Sheet. As each quarterly contract adjustment payment is made, the related liability is reduced and the difference between the cash payment and the present value will accrete to “Interest expense” on the Consolidated Statements of Income. This accretion was not material during Fiscal 2022 and Fiscal 2021.

Note 14 — Equity-Based Compensation
The Company grants equity-based awards to employees and non-employee directors comprising UGI stock options and, UGI Common Stock-based equity instruments. We recognized total pre-tax equity-based compensation expense of $15 ($11 after-tax), $21 ($15 after-tax) and $15 ($11 after-tax) in Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively.

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

There were 18,015,916 shares of Common Stock available for future grants under the 2021 IAP at September 30, 2022.

UGI Stock Option Awards. We measure the fair value of stock options using a Black-Scholes option pricing model that uses certain key assumptions for such options related to the expected life, volatility, dividend yield and the Company’s risk-free rate at the valuation date. The per share weighted average fair value of stock options granted under our option plans was $8.47, $6.05 and $5.58 in Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively. As of September 30, 2022, there was $5 of unrecognized compensation cost associated with unvested stock options that is expected to be recognized over a weighted-average period of 1.8 years. There were 9,004,896 stock options outstanding at September 30, 2022, of which, 7,179,583 stock options were exercisable with a weighted-average option price of $42.23.

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

The weighted-average grant date fair value of UGI Stock Units and UGI Performance Units granted to employees during Fiscal 2022, Fiscal 2021, and Fiscal 2020 was $51.24, $41.41 and $41.47, respectively.
As of September 30, 2022, there was a total of $24 unrecognized compensation cost associated with UGI Unit awards outstanding that is expected to be recognized over a weighted-average period of 2.0 years. As of September 30, 2022, there were 1,376,371 UGI Unit awards outstanding with a weighted-average grant-date fair value of $42.31 per share.

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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
ROU assets and lease liabilities recorded in the Consolidated Balance Sheets as of September 30 are as follows:

	2022	2021	Location on the Balance Sheet
ROU assets:
Operating lease ROU assets	$368	$390	Other assets
Finance lease ROU assets	48	49	Property, plant and equipment
Total ROU assets	$416	$439

Lease liabilities:
Operating lease liabilities — current	$82	$81	Other current liabilities
Operating lease liabilities — noncurrent	294	318	Other noncurrent liabilities
Finance lease liabilities — current	4	4	Current maturities of long-term debt
Finance lease liabilities — noncurrent	41	41	Long-term debt
Total lease liabilities	$421	$444

The components of lease cost for Fiscal 2022, Fiscal 2021 and Fiscal 2020 are as follows:

	2022	2021	2020
Operating lease cost	$96	$101	$102
Finance lease cost:
Amortization of ROU assets	4	4	5
Interest on lease liabilities	3	3	3
Variable lease cost	6	4	5
Short-term lease cost	2	2	3
Total lease cost	$111	$114	$118

The following table presents the cash and non-cash activity related to lease liabilities included in the Consolidated Statements of Cash Flows during Fiscal 2022, Fiscal 2021 and Fiscal 2020:

	2022	2021	2020
Cash paid related to lease liabilities:
Operating cash flows — operating leases	$95	$99	$103
Operating cash flows — finance leases	$3	$3	$3
Financing cash flows — finance leases	$2	$3	$4

Non-cash lease liability activities:
ROU assets obtained in exchange for operating lease liabilities (a)	$72	$85	$506
ROU assets obtained in exchange for finance lease liabilities	$2	$1	$22
(a)    Fiscal 2020 includes the impact of the adoption of ASC 842 – Leases.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
The following table presents the weighted-average remaining lease term and weighted-average discount rate:

Weighted-average remaining lease term (in years)	2022	2021

Operating leases	6.0	6.3
Finance leases	3.7	2.4

Weighted-average discount rate (%)	2022	2021
Operating leases	3.6%	3.6%
Finance leases	1.8%	1.5%
Expected annual lease payments based on maturities of operating and finance leases, as well as a reconciliation to the lease liabilities on the Consolidated Balance Sheet, as of September 30, 2022, were as follows:

	2023	2024	2025	2026	2027	After 2027	Total Lease Payments	Imputed Interest	Lease Liabilities
Operating leases	$93	$81	$64	$52	$41	$86	$417	$(41)	$376
Finance leases	$4	$4	$4	$4	$3	$77	$96	$(51)	$45
Approximately 85% of the operating lease liabilities presented above relate to AmeriGas Propane.

At September 30, 2022, operating and finance leases that had not yet commenced were not material.

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

UGI Utilities is subject to a COA with the PADEP to address the remediation of specified former MGP sites in Pennsylvania, which is scheduled to terminate at the end of 2031. In accordance with the COA, UGI Utilities is required to either obtain a certain number of points per calendar year based on defined eligible environmental investigatory and/or remedial activities at the MGPs, or make expenditures for such activities in an amount equal to an annual environmental minimum expenditure threshold. The annual minimum expenditure threshold of the COA is $5. At September 30, 2022 and 2021, our aggregate estimated accrued liabilities for environmental investigation and remediation costs related to the current COA and the predecessor agreements totaled $53 and $50, respectively.
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

The NYDEC commenced implementation of the remediation plan in the spring of 2018.  Based on our evaluation of the available information as of September 30, 2022 and 2021, the Partnership has an undiscounted environmental remediation liability of $8 related to the site. Our share of the actual remediation costs could be significantly more or less than the accrued amount.

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
(Currency in millions, except per share amounts and where indicated otherwise)
Note 18 — Fair Value Measurements
Recurring Fair Value Measurements
The following table presents, on a gross basis, our financial assets and liabilities, including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy as described in Note 2:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
September 30, 2022:
Derivative instruments:
Assets:
Commodity contracts (b)	$938	$1,268	$27	$2,233
Foreign currency contracts	$—	$119	$—	$119
Interest rate contracts	$—	$66	$—	$66
Liabilities:
Commodity contracts (b)	$(377)	$(136)	$—	$(513)
Foreign currency contracts	$—	$(2)	$—	$(2)

Non-qualified supplemental postretirement grantor trust investments (a)	$43	$—	$—	$43

September 30, 2021
Derivative instruments:
Assets:
Commodity contracts	$641	$1,008	$—	$1,649
Foreign currency contracts	$—	$38	$—	$38
Liabilities:
Commodity contracts	$(264)	$(16)	$—	$(280)
Foreign currency contracts	$—	$(8)	$—	$(8)
Interest rate contracts	$—	$(29)	$—	$(29)

Non-qualified supplemental postretirement grantor trust investments (a)	$53	$—	$—	$53
(a)Consists primarily of mutual fund investments held in grantor trusts associated with non-qualified supplemental retirement plans (see Note 8).
(b)Includes derivative assets and liabilities held-for-sale associated with the October 2022 sale of the United Kingdom energy marketing business (see Note 25).

The fair values of our Level 1 exchange-traded commodity futures and option contracts and non-exchange-traded commodity futures and forward contracts are based upon actively quoted market prices for identical assets and liabilities. Substantially all of the remaining derivative instruments are designated as Level 2. The fair values of certain non-exchange-traded commodity derivatives designated as Level 2 are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. The fair values of our Level 2 interest rate contracts and foreign currency contracts are based upon third-party quotes or indicative values based on recent market transactions. The Level 3 measurements reflect natural gas commodity contracts attributable to our UGI International operations. The fair values of these contracts have been determined using unobservable inputs in an illiquid market, and the fair values of such Level 3 measurements ranged from $7 to $27 given the available inputs considered. The actual realized value at which these contracts will settle could vary significantly compared to the fair values reflected at September 30, 2022. The fair values of investments held in grantor trusts are derived from quoted market prices as substantially all of the investments in these trusts have active markets.

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

	2022	2021
Carrying amount	$6,665	$6,491
Estimated fair value	$6,189	$6,996
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
The following summarizes the types of derivative instruments used by the Company to manage certain market risks:
Commodity Price Risk
Regulated Utility Operations
Natural Gas
PA Gas Utility’s tariffs contain clauses that permit recovery of all prudently incurred costs of natural gas it sells to retail core-market customers, including the cost of financial instruments used to hedge purchased gas costs. As permitted and agreed to by the PAPUC pursuant to PA Gas Utility’s annual PGC filings, PA Gas Utility currently uses NYMEX natural gas futures and option contracts to reduce commodity price volatility associated with a portion of the natural gas it purchases for its retail core-market customers. See Note 9 for further information on the regulatory accounting treatment for these derivative instruments.
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
The remainder of our long-term debt is typically issued at fixed rates of interest. As this long-term debt matures, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into IRPAs. We account for IRPAs as cash flow hedges. There were no unsettled IRPAs during any of the periods presented. At September 30, 2022, the amount of pre-tax net losses associated with interest rate hedges (excluding pay-fixed, receive-variable interest rate swaps) expected to be reclassified into earnings during the next twelve months is $3.
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
Concurrent with the repayment of UGI International’s 3.25% Senior Notes on December 7, 2021, we settled an associated net investment hedge having a notional value of €93. Additionally, in May 2022, we restructured certain net investment hedges associated with anticipated foreign currency denominated dividends. Cash flows from these transactions are included in cash flows from investing activities on the Consolidated Statements of Cash Flows. We recognized pre-tax gains associated with net investment hedges in the foreign currency component of AOCI totaling $69 during Fiscal 2022.
Our euro-denominated long-term debt has also been designated as net investment hedges, representing a portion of our UGI International euro-denominated net investment. We recognized pre-tax gains (losses) associated with these net investment

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
hedges in the foreign currency component of AOCI totaling $123, $9 and $(53) during Fiscal 2022, Fiscal 2021, and Fiscal 2020, respectively.
Quantitative Disclosures Related to Derivative Instruments

The following table summarizes by derivative type the gross notional amounts related to open derivative contracts at September 30, 2022 and 2021 and the final settlement dates of the Company's open derivative contracts as of September 30, 2022, (including amounts associated with our energy marketing businesses in the United Kingdom and France (Note 25)) but excluding those derivatives that qualified for the NPNS exception:

			Notional Amounts (in millions)
			September 30,
Type	Units	Settlements Extending Through	2022	2021
Commodity Price Risk:
Regulated Utility Operations
PA Gas Utility NYMEX natural gas futures and option contracts	Dekatherms	October 2023	19	20
Non-utility Operations
LPG swaps	Gallons	January 2025	874	708
Natural gas futures, forward, basis swap, options and pipeline contracts	Dekatherms	October 2026	363	355
Electricity forward and futures contracts	Kilowatt hours	December 2026	2,446	4,302
Interest Rate Risk:
Interest rate swaps	Euro	October 2022	€300	€300
Interest rate swaps	USD	June 2026	$1,358	$1,421
Foreign Currency Exchange Rate Risk:
Forward foreign exchange contracts	USD	August 2025	$465	$509
Net investment hedge forward foreign exchange contracts	Euro	December 2026	€411	€173
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
We have concentrations of credit risk associated with derivative instruments and we evaluate the creditworthiness of our derivative counterparties on an ongoing basis. As of September 30, 2022, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was $2,418. In general, many of our over-the-counter derivative instruments and all exchange contracts call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At September 30, 2022, we had received cash collateral from derivative instrument counterparties totaling $398. In addition, we may have offsetting derivative liabilities and certain accounts payable balances with certain of these counterparties, which further mitigates the previously mentioned maximum amount of losses. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At September 30, 2022, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Fair Value of Derivative Instruments
The following table presents the Company’s derivative assets and liabilities by type, as well as the effects of offsetting, as of September 30:

	2022	2021
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	$57	$20
Interest rate contracts	66	—
	123	20
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	31	58
Derivatives not designated as hedging instruments:
Commodity contracts (a)	2,202	1,591
Foreign currency contracts	62	18
	2,264	1,609
Total derivative assets – gross	2,418	1,687
Gross amounts offset in the balance sheet	(295)	(216)
Cash collateral received	(398)	(468)
Total derivative assets – net	$1,725	$1,003

Derivative liabilities:
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$(29)
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	(26)	(23)
Derivatives not designated as hedging instruments:
Commodity contracts (a)	(487)	(257)
Foreign currency contracts	(2)	(8)
	(489)	(265)
Total derivative liabilities – gross	(515)	(317)
Gross amounts offset in the balance sheet	295	216
Cash collateral pledged	7	3
Total derivative liabilities – net	$(213)	$(98)
(a)Includes derivative assets and liabilities held-for-sale associated with the October 2022 sale of the United Kingdom energy marketing business (see Note 25).

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Effects of Derivative Instruments
The following tables provide information on the effects of derivative instruments on the Consolidated Statements of Income and changes in AOCI for Fiscal 2022, Fiscal 2021 and Fiscal 2020:

	Gain (Loss) Recognized in AOCI			Gain (Loss) Reclassified from AOCI into Income			Location of Gain (Loss) Reclassified from AOCI into Income
	2022	2021	2020	2022	2021	2020
Cash Flow Hedges:
Interest rate contracts	91	4	(53)	(7)	(25)	(13)	Interest expense
Net Investment Hedges:
Foreign currency contracts	$69	$4	$(1)

	Gain (Loss) Recognized in Income			Location of Gain (Loss) Recognized in Income
	2022	2021	2020
Derivatives Not Designated as Hedging Instruments:
Commodity contracts	$(9)	$(17)	$10	Revenues
Commodity contracts	1,181	1,545	(32)	Cost of sales
Commodity contracts	1	5	—	Other operating income, net
Foreign currency contracts	63	9	(20)	Other non-operating income (expense), net
Total	$1,236	$1,542	$(42)
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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
The tables below present changes in AOCI, net of tax, during Fiscal 2022, Fiscal 2021 and Fiscal 2020:

	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI - September 30, 2019	$(26)	$(25)	$(166)	$(217)
Other comprehensive (loss) income before reclassification adjustments	(3)	(38)	99	58
Amounts reclassified from AOCI	3	9	—	12
Other comprehensive (loss) income attributable to UGI	—	(29)	99	70
AOCI - September 30, 2020	$(26)	$(54)	$(67)	$(147)
Other comprehensive income (loss) before reclassification adjustments	7	3	(23)	(13)
Amounts reclassified from AOCI	2	18	—	20
Other comprehensive income (loss) attributable to UGI	9	21	(23)	7
AOCI - September 30, 2021	$(17)	$(33)	$(90)	$(140)
Other comprehensive income (loss) before reclassification adjustments	28	64	(341)	(249)
Amounts reclassified from AOCI	3	6	—	9
Other comprehensive income (loss) attributable to UGI	31	70	(341)	(240)
AOCI - September 30, 2022	$14	$37	$(431)	$(380)

Note 21 — Other Operating Income, Net and Other Non-Operating Income (Expense), Net
Other Operating Income, Net
Other operating income, net, comprises the following:

	2022	2021	2020
Finance charges	$18	$17	$9
Gains on sales of fixed assets, net	33	11	5
Gain on early derivative termination	—	5	—
Interest and interest-related income	1	—	2
Other, net	27	—	5
Total other operating income, net	$79	$33	$21

Other Non-Operating Income (Expense), Net
Other non-operating income (expense), net comprises the following:

	2022	2021	2020
Gains (losses) on foreign currency contracts, net	$63	$9	$(20)
Amortization of excluded components of certain net investment hedges	7	2	—
Pension and other postretirement plans non-service income, net	5	1	—
Total other non-operating income (expense), net	$75	$12	$(20)

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Note 22 — Equity Method Investments

During Fiscal 2022 and Fiscal 2021, the Company’s principal equity method investments comprised Pine Run, Pennant and PennEast which are reflected in our Midstream and Marketing Segment. Our equity method investments are included within “Other assets” on the Consolidated Balance Sheets and totaled $130 and $174 at September 30, 2022 and 2021, respectively.

Pine Run. The Company has an approximately 49% interest in Pine Run, a company jointly owned by Stonehenge Energy Resources and UGI Pine Run, LLC. In February 2021, Pine Run, completed the acquisition of Pine Run Midstream, an affiliate of PennEnergy, and minority partners for approximately $205. The acquisition was funded by cash contributions by UGI Pine Run, LLC and Stonehenge Energy Resources totaling approximately $115, and the issuance by Pine Run of $90 of long-term debt. Pine Run Midstream operates dry gas gathering pipelines and compression assets in western Pennsylvania. Pine Run is accounted for as an equity method investment as we have the ability to exercise significant influence, but not control, over the entity. The carrying value of our investment in Pine Run at September 30, 2022 and 2021 was $68 and $60, respectively.

Pennant. As of September 30, 2021, Energy Services held a 47% membership interest in Pennant, a natural gas gathering system located in northeast Ohio and western Pennsylvania. In Fiscal 2022, relating to the Company’s acquisition of a controlling interest in Pennant, the Company recognized an other-than-temporary pre-tax impairment charge of $44 related to its 47% membership interest, which was recorded in “(Loss) income from equity investees” in the Consolidated Statements of Income. The Company acquired the outstanding interest in Pennant during the fourth quarter of Fiscal 2022. See Note 5 for additional information related to the acquired interest in Pennant. The carrying value of our investment in Pennant at September 30, 2021 was $93.

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

On September 27, 2021, the PennEast partners announced that further development of the project is no longer supported. Following this announcement, the estimated fair value was assessed using the liquidation value of equipment held by PennEast and did not result in a significant change compared to June 30, 2021 and no further impairment loss was recognized. The estimated fair value of the Company’s investment in PennEast was determined to be a Level 2 measurement within the fair value hierarchy. During the fourth quarter of Fiscal 2022, the Company recognized $9 of equity earnings related to the ongoing liquidation of PennEast assets. The carrying value of our investment in PennEast at September 30, 2022 and 2021 was not material.

Other Equity Investments. Our other equity investments totaled $62 and $21 at September 30, 2022 and 2021, respectively, and principally comprise investments in biomass and other renewable energy projects at Midstream and Marketing and, in Fiscal 2022, an investment in a renewable energy joint venture at UGI International.

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

AmeriGas Propane derives its revenues principally from the sale of propane and related equipment and supplies to retail customers in all 50 states. UGI International derives its revenues principally from the distribution of LPG to retail customers throughout much of Europe.  In addition, UGI International derives revenue from natural gas marketing businesses in France, Belgium and the United Kingdom and a natural gas and electricity marketing business in the Netherlands. See Note 25 for additional information regarding the October 2022 sale of the United Kingdom energy marketing business and the November 2022 announcement related to the France energy marketing business. Midstream & Marketing derives its revenues principally from the sale of natural gas, liquid fuels and electricity as well as revenues and fees from storage, pipeline transportation, natural gas gathering, natural gas and RNG production activities primarily in the Mid-Atlantic region of the U.S. eastern Ohio, the panhandle of West Virginia and California. Midstream & Marketing also derives revenues from the sale of electricity through PJM, a regional electricity transmission organization in the eastern U.S., and, prior to its sale on September 30, 2020, also from contracting services provided by HVAC to customers in portions of eastern and central Pennsylvania (see Note 5). Our Utilities segment primarily derives its revenues from the sale and distribution of natural gas to customers in eastern and central Pennsylvania and subsequent to the Mountaineer Acquisition in September 2021, in West Virginia (see Note 5). To a much lesser extent, Utilities also derives revenues from the sale and distribution of electricity in two northeastern Pennsylvania counties.

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

	Total	Elim- inations		AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corporate & Other (a)
2022
Revenues from external customers	$10,106	$—		$2,943	$3,686	$1,957	$1,515	$5
Intersegment revenues	$—	$(477)	(b)	$—	$—	$369	$105	$3
Cost of sales	$5,973	$(474)	(b)	$1,613	$2,751	$1,876	$798	$(591)
Operating income	$1,666	$—		$307	$237	$246	$327	$549
(Loss) income from equity investees	(14)	—		—	(2)	23	—	(35)
Loss on extinguishments of debt	(11)	—		—	—	—	—	(11)
Other non-operating income, net	75	—		—	19	—	9	47
Earnings before interest expense and income taxes	1,716	—		307	254	269	336	550
Interest expense	(329)	—		(160)	(28)	(41)	(65)	(35)
Income tax expense	(313)	—		(35)	(50)	(65)	(65)	(98)
Noncontrolling interests’ net (income) loss	(1)	—		—	(1)	—	—	—
Net income attributable to UGI	$1,073	$—		$112	$175	$163	$206	$417
Depreciation and amortization	$518	$—		$177	$116	$79	$144	$2
Total assets	$17,575	$(203)		$4,332	$4,610	$3,286	$5,354	$196
Short-term borrowings	$368	$—		$131	$1	$—	$236	$—

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

	Total	Elim- inations		AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corporate & Other (a)
Capital expenditures (including the effects of accruals)	$835	$—		$128	$107	$38	$562	$—
Investments in equity investees	$130	$—		$—	$20	$109	$—	$1

2021
Revenues from external customers	$7,447	$—		$2,614	$2,651	$1,182	$1,015	$(15)
Intersegment revenues	$—	$(291)	(b)	$—	$—	$224	$64	$3
Cost of sales	$2,614	$(288)	(b)	$1,217	$1,598	$1,033	$458	$(1,404)
Operating income	$2,350	$—		$385	$314	$160	$241	$1,250
(Loss) income from equity investees	(63)	—		—	—	30	—	(93)
Other non-operating income, net	12	—		—	3	—	1	8
Earnings before interest expense and income taxes	2,299	—		385	317	190	242	1,165
Interest expense	(310)	—		(159)	(27)	(42)	(56)	(26)
Income tax expense	(522)	—		(58)	(69)	(41)	(42)	(312)
Net income attributable to UGI	$1,467	$—		$168	$221	$107	$144	$827
Depreciation and amortization	$502	$—		$173	$134	$76	$119	$—
Total assets	$16,723	$(241)		$4,485	$4,421	$3,010	$4,859	$189
Short-term borrowings	$367	$—		$170	$—	$—	$197	$—
Capital expenditures (including the effects of accruals)	$674	$—		$130	$107	$43	$394	$—
Investments in equity investees	$174	$—		$—	$11	$163	$—	$—

2020
Revenues from external customers	$6,559	$—		$2,381	$2,127	$1,065	$983	$3
Intersegment revenues	$—	$(232)	(b)	$—	$—	$182	$47	$3
Cost of sales	$3,149	$(229)	(b)	$960	$1,191	$892	$448	$(113)
Operating income (loss)	$982	$—		$373	$241	$140	$229	$(1)
Income from equity investees	27	—		—	—	27	—	—
Other non-operating (expense) income, net	(20)	—		—	18	1	—	(39)
Earnings (loss) before interest expense and income taxes	989	—		373	259	168	229	(40)
Interest expense	(322)	—		(164)	(31)	(42)	(54)	(31)
Income tax (expense) benefit	(135)	—		(53)	(55)	(34)	(39)	46
Net income (loss) attributable to UGI	$532	$—		$156	$173	$92	$136	$(25)
Depreciation and amortization	$484	$—		$178	$125	$75	$105	$1
Total assets	$13,985	$(282)		$4,327	$3,123	$2,775	$3,809	$233
Short-term borrowings	$347	$—		$186	$1	$19	$141	$—
Capital expenditures (including the effects of accruals)	$665	$—		$135	$89	$93	$348	$—
Investments in equity investees	$200	$—		$—	$10	$190	$—	$—

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

(a)Corporate & Other includes specific items attributable to our reportable segments that are not included in the segment profit measures used by our CODM in assessing our reportable segments’ performance or allocating resources. The following table presents such pre-tax gains (losses) which have been included in Corporate & Other, and the reportable segments to which they relate, for Fiscal 2022, Fiscal 2021 and Fiscal 2020:

	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
2022
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$9	$(4)
Net (losses) gains on commodity derivative instruments not associated with current-period transactions	Cost of Sales	$(185)	$797	$(21)
Net gains on commodity derivative instruments not associated with current-period transactions	Other operating income, net	$—	$2	$—
Restructuring costs	Operating and administrative expenses	$(21)	$(9)	$(1)
Loss on extinguishment of debt	Loss on extinguishments of debt	$—	$(11)	$—
Unrealized gains on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$50	$—
Impairments of certain equity method investments and assets	Operating and administrative expenses; (Loss) income from equity investees, respectively	$—	$(5)	$(35)

2021
Net losses on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$—	$(15)
Net gains on commodity derivative instruments not associated with current-period transactions	Cost of sales	$167	$1,065	$173
Unrealized losses on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$8	$—
Business transformation expenses	Operating and administrative expenses	$(54)	$(33)	$—
Impairment of customer relationship intangible	Operating and administrative expenses	$—	$(20)	$—
Impairments associated with certain equity method investments	(Loss) income from equity investees	$—	$—	$(93)

2020
Net gains on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$—	$3
Net gains on commodity derivative instruments not associated with current-period transactions	Cost of Sales	$72	$—	$42
Unrealized losses on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$(36)	$—
Acquisition and integration expenses associated with the CMG Acquisition	Operating and administrative expenses	$—	$—	$(2)
Business transformation expenses	Operating and administrative expenses	$(44)	$(18)	$—
Loss on disposals of Conemaugh and HVAC	Loss on disposals of Conemaugh and HVAC	$—	$—	$(54)

(b)Represents the elimination of intersegment transactions principally among Midstream & Marketing, Utilities and AmeriGas Propane.

Note 24 — Business Transformation Initiatives
AmeriGas and UGI International. Beginning in Fiscal 2019, we began executing on multi-year business transformation initiatives at our AmeriGas Propane and UGI International business segments. These initiatives are designed to improve long-

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
term operational performance by, among other things, reducing costs and improving efficiency in the areas of sales and marketing, supply and logistics, operations, purchasing, and administration. In addition, these business transformation initiatives focus on enhancing the customer experience through, among other things, enhanced customer relationship management and an improved digital customer experience. During Fiscal 2021 and Fiscal 2020 we incurred $87 and $62 respectively, of costs principally comprising consulting, advisory, marketing and employee-related costs. These costs are primarily reflected in “Operating and administrative expenses” on the Consolidated Statements of Income. These previously announced business transformation initiatives were substantially complete by the end of Fiscal 2021.

Corporate Services. Beginning in Fiscal 2020, we initiated a transformation project focused on our support functions including: finance, procurement, human resources, and information technology. This initiative will standardize processes and activities across our global platform, while leveraging the use of best practices and efficiencies between our businesses. In connection with this initiative, during Fiscal 2022 and 2021, we incurred $9 and $14, respectively. Amounts in connection with this initiative are reflected in “Operating and administrative expenses” on the Consolidated Statement of Income.

Note 25 — Subsequent Events
Dispositions
UGI International United Kingdom Energy Marketing. In October 2022, UGI International, through a wholly-owned subsidiary, sold its natural gas marketing business located in the United Kingdom resulting in a net cash payment to the buyer of $19 which includes working capital adjustments. The assets and liabilities associated with this business, primarily attributable to the value of unrealized gains and losses on derivative contracts, are classified as held-for-sale on the accompanying Consolidated Balance Sheet as of September 30, 2022. During the fourth quarter of Fiscal 2022, the Company recognized an impairment charge, which was limited to the disposal group’s long-lived assets in accordance with its policy related to assets held for sale. Such impairment in Fiscal 2022 was not material. An incremental pretax loss of approximately $220 was recognized in the first quarter of Fiscal 2023 in connection with the completed sale, largely attributable to the difference between the net cash payment to the buyer and the fair value of net derivative assets sold along with customer contracts as of the transaction date. The change in the net assets held for sale as of September 30, 2022, and the loss recognized upon disposal in October 2022, was due to the change in the fair value of the net derivative assets subsequent to September 30, 2022.
UGI International France Energy Marketing. In November 2022, the Company announced its intent to sell its energy marketing business located in France, with a definitive agreement expected to be signed in the first quarter of Fiscal 2023. The Company expects to recognize a significant loss on the sale largely attributable to the value of net derivative assets sold along with the related customer contracts. At September 30, 2022, the carrying value of the net assets of the Company’s energy marketing business in France amounted to approximately $470 with primarily all of that value related to the fair value of the applicable derivative contracts.

UGI CORPORATION
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

BALANCE SHEETS
(Millions of dollars)

	September 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$20	$14
Accounts receivable – related parties	24	18
Prepaid expenses and other current assets	20	11
Total current assets	64	43
Property, plant and equipment, net	1	2
Investments in subsidiaries	7,035	6,479
Other assets	97	107
Total assets	$7,197	$6,631
LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$125	$70
Accounts and notes payable	20	24
Accrued liabilities	51	62
Total current liabilities	196	156
Long-term debt	889	875
Other noncurrent liabilities	46	78
Total liabilities	1,131	1,109
Commitments and contingencies (Note 1)
Equity:
Preferred Stock, without par value (authorized - 5,000,000; issued - 220,000 and 220,000, respectively)	162	213
Common Stock, without par value (authorized – 450,000,000 shares; issued – 210,560,494 and 209,843,296 shares, respectively)	1,483	1,394
Retained earnings	4,841	4,081
Accumulated other comprehensive loss	(380)	(140)
Treasury stock, at cost	(40)	(26)
Total common stockholders’ equity	6,066	5,522
Total liabilities and common stockholders’ equity	$7,197	$6,631

Note 1 — Commitments and Contingencies:
At September 30, 2022, UGI Corporation had agreed to indemnify the issuers of $107 of surety bonds issued on behalf of certain UGI subsidiaries. UGI Corporation is authorized to guarantee up to $475 of obligations to suppliers and customers of Energy Services and subsidiaries of which $371 of such obligations were outstanding as of September 30, 2022.
Scheduled principal repayments of long-term debt during the next five fiscal years include $125 in Fiscal 2023, $377 in Fiscal 2024, and $515 in Fiscal 2025.

UGI CORPORATION
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF INCOME
(Millions of dollars, except per share amounts)

	Year Ended September 30,
	2022	2021	2020
Revenues	$—	$—	$—
Costs and expenses:
Operating and administrative expenses	74	94	56
Other operating income, net (a)	(63)	(65)	(54)
	11	29	2
Operating loss	(11)	(29)	(2)
Pension and other postretirement plans non-service expense	(3)	—	—
Interest expense	(35)	(27)	(32)
Loss before income taxes	(49)	(56)	(34)
Income tax expense	—	9	17
Loss before equity in income of unconsolidated subsidiaries	(49)	(65)	(51)
Equity in income of unconsolidated subsidiaries	1,122	1,532	583
Net income attributable to UGI Corporation	$1,073	$1,467	$532
Other comprehensive income (loss)	34	7	(12)
Equity in other comprehensive (loss) income of unconsolidated subsidiaries	(274)	—	82
Comprehensive income attributable to UGI Corporation	$833	$1,474	$602
Earnings per common share attributable to UGI Corporation stockholders:
Basic	$5.11	$7.02	$2.55
Diluted	$4.97	$6.92	$2.54
Weighted - average common shares outstanding (thousands):
Basic	209,940	209,063	208,928
Diluted	215,821	212,126	209,869
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

UGI CORPORATION
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF CASH FLOWS
(Millions of dollars)

	Year Ended September 30,
	2022	2021	2020
NET CASH PROVIDED BY OPERATING ACTIVITIES (a)	$485	$300	$322

CASH FLOWS FROM INVESTING ACTIVITIES:
Return of capital distributions	175	—	—
Net investments in unconsolidated subsidiaries	(390)	(401)	—
Net cash used by investing activities	(215)	(401)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends on UGI Common Stock	(296)	(282)	(273)
Issuances of debt, net of issuance costs	597	483	60
Repayments of long-term debt	(530)	(385)	(60)
Issuance of preferred stock, net of issuance costs	—	213	—
Issuances of UGI Common Stock	19	19	2
Repurchases of UGI Common Stock	(38)	—	(38)
Payments on Purchase Contracts	(16)	—	—
Net cash (used) provided by financing activities	(264)	48	(309)
Cash and cash equivalents increase (decrease)	$6	$(53)	$13
Cash and cash equivalents:
End of year	$20	$14	$67
Beginning of year	14	67	54
Cash and cash equivalents increase (decrease)	$6	$(53)	$13
(a)Includes dividends received from unconsolidated subsidiaries of $506, $354 and $352 for the years ended September 30, 2022, 2021 and 2020, respectively.

UGI CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Millions of dollars)

	Balance at beginning of year	Charged (credited) to costs and expenses	Other		Balance at end of year
Year Ended September 30, 2022
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$53	$61	$(50)	(1)	$64

Other reserves:
Deferred tax assets valuation allowance	$138	$(14)	$17	(2)	$141

Year Ended September 30, 2021
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$42	$36	$(25)	(1)	$53
Other reserves:
Deferred tax assets valuation allowance	$105	$23	$10	(2)	$138

Year Ended September 30, 2020
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$32	$32	$(22)	(1)	$42
Other reserves:
Deferred tax assets valuation allowance	$91	$—	$14	(2)	$105
(1)Uncollectible accounts written off, net of recoveries.
(2)Primarily a notional interest deduction valuation allowance adjustment.

S-4