Form 10-Q
period 2022-12-31
UGI CORP /PA/
filed 2023-02-02
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
At January 31, 2023, there were 209,556,984 shares of UGI Corporation Common Stock, without par value, outstanding.

UGI CORPORATION AND SUBSIDIARIES

i

GLOSSARY OF TERMS AND ABBREVIATIONS

Terms and abbreviations used in this Form 10-Q are defined below:

UGI Corporation and Related Entities

AmeriGas OLP - AmeriGas Propane, L.P., the principal operating subsidiary of AmeriGas Partners
AmeriGas Partners - AmeriGas Partners, L.P., a Delaware limited partnership and an indirect wholly-owned subsidiary of UGI; also referred to, together with its consolidated subsidiaries, as the “Partnership”
AmeriGas Propane - Reportable segment comprising AmeriGas Propane, Inc. and its subsidiaries, including AmeriGas Partners and AmeriGas OLP
AmeriGas Propane, Inc. - A wholly owned second-tier subsidiary of UGI and the general partner of AmeriGas Partners
AvantiGas - AvantiGas Limited, an indirect wholly owned subsidiary of UGI International, LLC
Company - UGI and its consolidated subsidiaries collectively
DVEP - DVEP Investeringen B.V., an indirect wholly owned subsidiary of UGI International, LLC
Electric Utility - UGI Utilities’ regulated electric distribution utility
Energy Services - UGI Energy Services, LLC, a wholly owned subsidiary of Enterprises
Enterprises - UGI Enterprises, LLC, a wholly owned subsidiary of UGI
ESFC - Energy Services Funding Corporation, a wholly owned subsidiary of Energy Services
Flaga - Flaga GmbH, an indirect wholly owned subsidiary of UGI International, LLC
Gas Utility - UGI’s regulated natural gas businesses, inclusive of PA Gas Utility and WV Gas Utility
GHI - GHI Energy, LLC, a Houston-based RNG company and indirect wholly owned subsidiary of Energy Services
Midstream & Marketing - Reportable segment comprising Energy Services and UGID
Mountaineer - Mountaineer Gas Company, a natural gas distribution company in West Virginia and a wholly owned subsidiary of Mountaintop Energy Holdings, LLC
Mountaintop Energy Holdings, LLC - Parent company of Mountaineer and wholly owned subsidiary of UGI, acquired on September 1, 2021
PA Gas Utility - UGI Utilities’ regulated natural gas distribution business, primarily located in Pennsylvania
Partnership - AmeriGas Partners and its consolidated subsidiaries, including AmeriGas OLP; also referred to as “AmeriGas Partners”
Pennant - Pennant Midstream, LLC, an indirect wholly owned subsidiary of Energy Services
Pine Run - Pine Run Gathering, LLC
Stonehenge - Stonehenge Appalachia, LLC, a midstream natural gas gathering business
UGI - UGI Corporation or, collectively, UGI Corporation and its consolidated subsidiaries
UGI France - UGI France SAS (a Société par actions simplifiée), an indirect wholly owned subsidiary of UGI International, LLC
UGI International - Reportable segment principally comprising UGI’s foreign operations
UGI International, LLC - UGI International, LLC, a wholly owned subsidiary of Enterprises

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
2022 Annual Report - UGI Annual Report on Form 10-K for the fiscal year ended September 30, 2022
2021 three-month period - Three months ended December 31, 2021
2022 three-month period - Three months ended December 31, 2022
2024 Purchase Contract - A forward stock purchase contract issued by UGI Corporation as a part of the issuance of Equity Units which obligates holders to purchase a number of shares of UGI Common Stock from the Company on June 1, 2024
AOCI - Accumulated Other Comprehensive Income (Loss)
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
NYMEX - New York Mercantile Exchange
PADEP - Pennsylvania Department of Environmental Protection
PAPUC - Pennsylvania Public Utility Commission
Pennant Acquisition - During Fiscal 2022, Energy Services acquired the remaining 53% equity interest in Pennant
PGA - Purchased gas adjustment
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
ROD - Record of Decision
SEC - U.S. Securities and Exchange Commission
SOFR - Secured Overnight Financing Rate

Stonehenge Acquisition - Acquisition of Stonehenge Appalachia, LLC, which closed January 27, 2022
U.K. - United Kingdom
U.S. - United States of America
UGI International Credit Facilities Agreement - A five-year unsecured senior facilities agreement entered into in October 2018, by UGI International, LLC comprising a €300 million term loan facility and a €300 million revolving credit facility, scheduled to expire in October 2023
UGI Utilities Credit Agreement - A five-year unsecured revolving credit agreement entered into by UGI Utilities on June 27, 2019 providing for borrowings up to $350 million, including a letter of credit subfacility of up to $100 million, scheduled to expire in June 2024. On December 13, 2022, UGI Utilities entered into an amendment to UGI Utilities Credit Agreement, providing for borrowings up to $425 million and to replace the use of LIBOR with SOFR
USD - U.S. dollar
WVPSC - Public Service Commission of West Virginia

UGI CORPORATION AND SUBSIDIARIES
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Millions of dollars)

	December 31, 2022	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$317	$405	$334
Restricted cash	227	64	24
Accounts receivable (less allowances for doubtful accounts of $69, $64 and $57, respectively)	1,578	1,127	1,461
Accrued utility revenues	147	23	95
Income taxes receivable	51	128	128
Inventories	618	665	548
Derivative instruments	238	865	578
Held for sale assets (Note 5)	—	295	—
Prepaid expenses and other current assets	280	230	263
Total current assets	3,456	3,802	3,431
Property, plant and equipment, (less accumulated depreciation of $4,344, $4,166 and $4,047, respectively)	8,176	8,040	7,597
Goodwill	3,697	3,612	3,748
Intangible assets, net	488	500	565
Utility regulatory assets	314	301	372
Derivative instruments	187	565	257
Other assets	810	755	830
Total assets	$17,128	$17,575	$16,800
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$402	$149	$123
Short-term borrowings	991	368	579
Accounts payable	1,014	891	973
Derivative instruments	133	144	53
Held for sale liabilities (Note 5)	—	19	—
Other current liabilities	840	873	853
Total current liabilities	3,380	2,444	2,581
Long-term debt	6,323	6,483	6,416
Deferred income taxes	958	1,305	1,060
Derivative instruments	36	50	33
Other noncurrent liabilities	1,243	1,219	1,351
Total liabilities	11,940	11,501	11,441
Commitments and contingencies (Note 9)
Equity:
UGI Corporation stockholders’ equity:
Preferred stock, without par value (authorized – 5,000,000 shares; issued – 220,000, 220,000 and 220,000 Series A shares, respectively)	167	162	214
UGI Common Stock, without par value (authorized — 450,000,000 shares; issued — 210,621,970, 210,560,494 and 210,045,726 shares, respectively)	1,482	1,483	1,402
Retained earnings	3,808	4,841	3,908
Accumulated other comprehensive loss	(231)	(380)	(156)
Treasury stock, at cost	(46)	(40)	(19)
Total UGI Corporation stockholders’ equity	5,180	6,066	5,349
Noncontrolling interests	8	8	10
Total equity	5,188	6,074	5,359
Total liabilities and equity	$17,128	$17,575	$16,800
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended December 31,
	2022	2021
Revenues	$2,759	$2,673
Costs and expenses:
Cost of sales (excluding depreciation and amortization shown below)	3,106	2,120
Operating and administrative expenses	529	514
Depreciation and amortization	131	129
Loss on disposal of U.K. energy marketing business	215	—
Other operating income, net	(18)	(22)
	3,963	2,741
Operating loss	(1,204)	(68)
Income from equity investees	1	8
Loss on extinguishment of debt	—	(11)
Other non-operating (expense) income, net	(28)	10
Interest expense	(92)	(81)
Loss before income taxes	(1,323)	(142)
Income tax benefit	369	46
Net loss including noncontrolling interests	(954)	(96)
Deduct net income attributable to noncontrolling interests	—	(1)
Net loss attributable to UGI Corporation	$(954)	$(97)
Loss per common share attributable to UGI Corporation stockholders:
Basic	$(4.54)	$(0.46)
Diluted	$(4.54)	$(0.46)
Weighted-average common shares outstanding (thousands):
Basic	209,934	209,673
Diluted	209,934	209,673
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Millions of dollars)

	Three Months Ended December 31,
	2022	2021
Net loss including noncontrolling interests	$(954)	$(96)
Other comprehensive income (loss):
Net gains on derivative instruments (net of tax of $(1) and $(2), respectively)	3	10
Reclassifications of net (gains) losses on derivative instruments (net of tax of $2 and $(2), respectively)	(5)	4
Foreign currency adjustments (net of tax of $30 and $(4), respectively)	151	(32)
Benefit plans (net of tax of $0 and $(1), respectively)	—	2
Other comprehensive income (loss)	149	(16)
Comprehensive loss including noncontrolling interests	(805)	(112)
Deduct comprehensive income attributable to noncontrolling interests	—	(1)
Comprehensive loss attributable to UGI Corporation	$(805)	$(113)

See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Millions of dollars)

	Three Months Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss including noncontrolling interests	$(954)	$(96)
Adjustments to reconcile net loss including noncontrolling interests to net cash used by operating activities:
Depreciation and amortization	131	129
Deferred income tax benefit, net	(356)	(82)
Provision for uncollectible accounts	13	12
Changes in unrealized gains and losses on derivative instruments	1,402	397
Loss on disposal of U.K. energy marketing business	215	—
Impairment of assets	19	—
Loss on extinguishment of debt	—	11
Income from equity investees	(1)	(8)
Other, net	22	(33)
Net change in:
Accounts receivable and accrued utility revenues	(569)	(685)
Income taxes receivable	77	—
Inventories	67	(81)
Utility deferred fuel and power costs, net of changes in unsettled derivatives	(18)	(22)
Accounts payable	123	154
Derivative instruments collateral deposits paid	(343)	(260)
Other current assets	(6)	12
Other current liabilities	(62)	(42)
Net cash used by operating activities	(240)	(594)
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(210)	(186)
Acquisitions of businesses and assets, net of cash and restricted cash acquired	(9)	—
Investments in equity method investees	(40)	—
Other, net	(12)	32
Net cash used by investing activities	(271)	(154)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(76)	(72)
Issuances of long-term debt, net of issuance costs	155	614
Repayments of long-term debt and finance leases, including redemption premiums	(128)	(524)
Increase in short-term borrowings	487	212
Receivables Facility net borrowings	121	—
Payments on Purchase Contracts	(4)	(4)
Issuances of UGI Common Stock	5	8
Repurchases of UGI Common Stock	(12)	—
Net cash provided by financing activities	548	234
Effect of exchange rate changes on cash, cash equivalents and restricted cash	38	(5)
Cash, cash equivalents and restricted cash increase (decrease)	$75	$(519)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash at end of period	$544	$358
Cash, cash equivalents and restricted cash at beginning of period	469	877
Cash, cash equivalents and restricted cash increase (decrease)	$75	$(519)
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended December 31,
	2022	2021
Preferred stock, without par value
Balance, beginning of period	$162	$213
Cumulative effect of change in accounting - ASU 2020-06 (Note 3)	5	—
Other	—	1
Balance, end of period	$167	$214
Common stock, without par value
Balance, beginning of period	$1,483	$1,394
Common Stock issued in connection with employee and director plans, net of tax withheld	2	5
Equity-based compensation expense	3	3
Cumulative effect of change in accounting - ASU 2020-06 (Note 3)	(6)	—
Balance, end of period	$1,482	$1,402
Retained earnings
Balance, beginning of period	$4,841	$4,081
Cumulative effect of change in accounting - ASU 2020-06 (Note 3)	1	—
Losses on common stock transactions in connection with employee and director plans	(4)	(4)
Net loss attributable to UGI Corporation	(954)	(97)
Cash dividends on UGI Common Stock ($0.36 and $0.35, respectively)	(76)	(72)
Balance, end of period	$3,808	$3,908
Accumulated other comprehensive income (loss)
Balance, beginning of period	$(380)	$(140)
Net gains on derivative instruments	3	10
Reclassification of net (gains) losses on derivative instruments	(5)	4
Benefit plans	—	2
Foreign currency adjustments	151	(32)
Balance, end of period	$(231)	$(156)
Treasury stock
Balance, beginning of period	$(40)	$(26)
Common Stock issued in connection with employee and director plans, net of tax withheld	6	7
Repurchases of UGI Common Stock	(12)	—
Balance, end of period	$(46)	$(19)
Total UGI stockholders’ equity	$5,180	$5,349
Noncontrolling interests
Balance, beginning of period	$8	$9
Net income attributable to noncontrolling interests	—	1
Balance, end of period	$8	$10
Total equity	$5,188	$5,359
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

UGI International, through subsidiaries and affiliates, conducts (1) an LPG distribution business throughout much of Europe and (2) an energy marketing business in France, Belgium, and the Netherlands. These businesses are conducted principally through our subsidiaries, UGI France, Flaga, AvantiGas, DVEP and UniverGas. See Note 5 for additional information regarding the energy marketing businesses at UGI International.

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

Our Utilities segment includes UGI Utilities and Mountaineer. PA Gas Utility serves customers in eastern and central Pennsylvania and in portions of one Maryland county, and Mountaineer serves customers in West Virginia. Electric Utility serves customers in portions of Luzerne and Wyoming counties in northeastern Pennsylvania. PA Gas Utility is subject to regulation by the PAPUC and FERC and, with respect to its customers in Maryland, the MDPSC. Mountaineer is subject to regulation by the WVPSC and FERC. Electric Utility is subject to regulation by the PAPUC and FERC.

Note 2 — Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the SEC. They include all adjustments that we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2022, Condensed Consolidated Balance Sheet was derived from audited financial statements but does not include all footnote disclosures from the annual financial statements.

These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2022 Annual Report. Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.
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

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$317	$334
Restricted cash	227	24
Cash, cash equivalents and restricted cash	$544	$358

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Earnings Per Common Share. Basic earnings per share attributable to UGI stockholders reflect the weighted-average number of common shares outstanding. Diluted earnings per share attributable to UGI stockholders include the effects of dilutive stock options, common stock awards and Equity Units. Shares used in computing basic and diluted earnings per share are as follows:

	Three Months Ended December 31,
	2022	2021
Denominator (thousands of shares):
Weighted-average common shares outstanding — basic	209,934	209,673
Incremental shares issuable for stock options, common stock awards and Equity Units (a)	—	—
Weighted-average common shares outstanding — diluted	209,934	209,673
(a)For the three months ended December 31, 2022 and 2021, 6,431 and 6,486, respectively, of such shares have been excluded as these incremental shares would be antidilutive due to the net losses for the periods presented. At December 31, 2022 and 2021, these incremental shares exclude the effects of 6,625 and 3,347 shares, respectively, associated with outstanding stock option awards because their effect was antidilutive.

Equity Method Investments. We account for privately held equity securities of entities without readily determinable fair values in which we do not have control, but have significant influence over operating and financial policies, under the equity method. These are included in "Other assets" on the Condensed Consolidated Balance Sheets. Equity method earnings are included in "Income from equity method investees" on the Condensed Consolidated Statements of Income. Our equity method investments primarily comprise Pine Run and other equity method investments in biomass and other renewable energy projects.

Pine Run. The Company has an approximately 49% interest in Pine Run, a company jointly owned by Stonehenge Energy Resources and UGI Pine Run LLC. Pine Run owns Pine Run Midstream which operates dry gas gathering pipelines and compression assets in western Pennsylvania. Pine Run is accounted for as an equity method investment as we have the ability to exercise significant influence, but not control, over the entity. The carrying value of our investment in Pine Run at December 31, 2022 and 2021 was $71 and $62, respectively.

At December 31, 2021, the carrying value of our investment in Pennant was $99. During Fiscal 2022, UGI through its wholly owned indirect subsidiary, Energy Services, completed the Pennant Acquisition in which Energy Services acquired the remaining 53% of the equity interests in Pennant. The acquisition of the remaining interests was accounted for as an acquisition of assets, and the purchase price of approximately $61 was primarily allocated to property, plant and equipment.

Our other equity method investments totaled $104 and $22 at December 31, 2022 and 2021, respectively, and principally comprise of a number of investments in biomass and other renewable energy projects at Midstream & Marketing and a renewable energy joint venture at UGI International. Our maximum exposure to loss related to these investments is limited to the amount invested.

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
With respect to the AmeriGas Propane reporting unit’s Fiscal 2022 impairment test, we determined that AmeriGas Propane’s fair value exceeded its carrying value by approximately 30%. While the Company believes that its judgments used in the quantitative assessment of AmeriGas Propane’s fair value are reasonable based upon currently available facts and circumstances, if AmeriGas Propane were not able to achieve its anticipated results and/or if its weighted average cost of capital were to increase, its fair value would be adversely affected, which may result in an impairment. There were no changes in facts and circumstances that would indicate that it is more likely than not that the fair value of the AmeriGas Propane reporting unit may not be in excess of its book value at December 31, 2022. There is approximately $2 billion of goodwill in this reporting unit as of December 31, 2022. The Company will continue to monitor its reporting units and related goodwill for any possible future non-cash impairment charges.

Note 3 — Accounting Changes

New Accounting Standard Adopted in Fiscal 2023

Debt and Derivatives and Hedging. Effective October 1, 2022, the Company adopted ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40).” The amendments in this ASU affect entities that issue convertible instruments and/or contracts indexed to and potentially settled in an entity’s own equity. This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock, expands disclosure requirements for convertible instruments, and simplifies the related earnings per share guidance. We adopted this ASU using the modified retrospective transition method and applied the new guidance to applicable features of our Equity Units. Periods prior to October 1, 2022 have not been restated.

Upon adoption, we reclassified $6 from Common Stock to Preferred Stock associated with the previously separated equity-classified beneficial conversion feature, which was accounted for as a deemed dividend. The increase to Preferred Stock was partially offset by an increase of $1 to opening retained earnings for the previously recognized non-cash amortization of the beneficial conversion feature. The new guidance also removes the presumption of cash settlement for contracts that may be settled in cash or shares. In accordance with the new guidance, we included the dilutive impact of the quarterly contract adjustment payment liability associated with the 2024 Purchase Contracts, which may be settled in cash or shares, in our computation of weighted average diluted common shares outstanding. The adoption of the new guidance did not, and is not expected to, have a material impact on our consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Note 4 — Revenue from Contracts with Customers

The Company recognizes revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. See Note 4 in the Company’s 2022 Annual Report for additional information on our revenues from contracts with customers.

Revenue Disaggregation

The following tables present our disaggregated revenues by reportable segment:

Three Months Ended December 31, 2022	Total	Eliminations (a)	AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$336	$—	$—	$—	$—	$336	$—
Commercial & Industrial	132	—	—	—	—	132	—
Large delivery service	47	—	—	—	—	47	—
Off-system sales and capacity releases	32	(33)	—	—	—	65	—
Other	10	—	—	—	—	10	—
Total Utility	557	(33)	—	—	—	590	—
Non-Utility:
LPG:
Retail	1,116	—	634	482	—	—	—
Wholesale	102	—	51	51	—	—	—
Energy Marketing	778	(77)	—	318	537	—	—
Midstream:
Pipeline	65	—	—	—	65	—	—
Peaking	17	(39)	—	—	56	—	—
Other	3	—	—	—	3	—	—
Electricity Generation	8	—	—	—	8	—	—
Other	75	—	57	18	—	—	—
Total Non-Utility	2,164	(116)	742	869	669	—	—
Total revenues from contracts with customers	2,721	(149)	742	869	669	590	—
Other revenues (b)	38	—	24	8	—	2	4
Total revenues	$2,759	$(149)	$766	$877	$669	$592	$4

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
Contract liabilities arise when payment from a customer is received before the performance obligations have been satisfied and represent the Company’s obligations to transfer goods or services to a customer for which we have received consideration. The balances of contract liabilities were $143, $164 and $129 at December 31, 2022, September 30, 2022 and December 31, 2021, respectively, and are included in “Other current liabilities” and “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets. Revenues recognized for the three months ended December 31, 2022 and 2021, from the amounts included in contract liabilities at September 30, 2022 and 2021, were $81 and $70, respectively.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Remaining Performance Obligations
The Company excludes disclosures related to the aggregate amount of the transaction price allocated to certain performance obligations that are unsatisfied as of the end of the reporting period because these contracts have an initial expected term of one year or less, or we have a right to bill the customer in an amount that corresponds directly with the value of services provided to the customer to date. Certain contracts with customers at Midstream & Marketing and Utilities contain minimum future performance obligations through 2047 and 2053, respectively. At December 31, 2022, Midstream & Marketing and Utilities expect to record approximately $2.3 billion and $0.2 billion of revenues, respectively, related to the minimum future performance obligations over the remaining terms of the related contracts.

Note 5 — UGI International Energy Marketing Businesses

Sale of U.K. Energy Marketing Business. On October 21, 2022, UGI International, through a wholly-owned subsidiary, sold its natural gas marketing business located in the U.K. for a net cash payment of $19 which includes certain working capital adjustments. In conjunction with the sale, during the three months ended December 31, 2022, the Company recorded a pre-tax loss of $215 ($151 after-tax) substantially all of which loss was due to the non-cash transfer of commodity derivative instruments associated with the business. At the date of closing of the sale, these commodity derivative instruments had a net carrying value of $206 which is attributable to net unrealized gains on such instruments. At September 30, 2022, these derivative instruments were classified as held for sale assets on the Condensed Consolidated Balance Sheet and a net carrying value of $276. The change in the carrying value of these derivative instruments between September 30, 2022 and October 21, 2022 resulted from changes in their fair values during that period.

Other UGI International Energy Marketing Businesses. In November 2022, the Company announced that it expected to sign a definitive agreement during the first quarter of Fiscal 2023 to sell its energy marketing business in France. In December 2022, the Company announced that it no longer expected to sign a definitive agreement during the first quarter of Fiscal 2023 as extended negotiations with the potential buyer had been discontinued. The Company continues to pursue the sale of its energy marketing business in France, as well as the wind-down of its energy marketing business located in Belgium and the Netherlands. At December 31, 2022, the sale of our energy marketing business in France was not considered probable of occurring within one year and, as such, assets and liabilities associated with this business were not classified as held for sale on the Condensed Consolidated Balance Sheet.

During the three months ended December 31, 2022, the Company recorded a $19 pre-tax ($15 after-tax) impairment charge to reduce the carrying values of certain assets associated with its energy marketing business in the Netherlands, comprising property, plant and equipment and intangible assets. The impairment charge is reflected in “Operating and administrative expenses” on the Condensed Consolidated Statement of Income and included in the UGI International segment.

Note 6 — Inventories

Inventories comprise the following:

	December 31, 2022	September 30, 2022	December 31, 2021
Non-utility LPG and natural gas	$310	$335	$352
Gas Utility natural gas	129	166	65
Energy certificates	78	70	60
Materials, supplies and other	101	94	71
Total inventories	$618	$665	$548

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 7 — Utility Regulatory Assets and Liabilities and Regulatory Matters

For a description of the Company’s regulatory assets and liabilities, other than those described below, see Note 9 in the Company’s 2022 Annual Report. Other than removal costs, Utilities currently does not recover a rate of return on its regulatory assets listed below. The following regulatory assets and liabilities associated with Utilities are included on the Condensed Consolidated Balance Sheets:

	December 31, 2022	September 30, 2022	December 31, 2021
Regulatory assets (a):
Income taxes recoverable	$93	$83	$145
Underfunded pension plans	114	114	106
Environmental costs	36	37	57
Deferred fuel and power costs	71	32	29
Removal costs, net	25	22	23
Other	54	52	52
Total regulatory assets	$393	$340	$412
Regulatory liabilities (a):
Postretirement benefit overcollections	$11	$11	$13
Deferred fuel and power refunds	3	3	1
State tax benefits — distribution system repairs	39	38	33
Excess federal deferred income taxes	264	279	285
Other	3	4	14
Total regulatory liabilities	$320	$335	$346
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

The WVPSC, in an effort to mitigate the impact of WV Gas Utility’s new PGA rate increase to customers, delayed the effective date in 2022 from November 1 to December 1 and deferred $12 in under-recovery of gas cost in determining the rates to be charged to the various customer classes effective December 1, 2022. Additionally, to lower winter bills for residential customers, the WVPSC removed transportation and storage costs from the volumetric rate and created a fixed monthly pipeline demand charge applicable to only residential customers.

PA Gas Utility uses derivative instruments to reduce volatility in the cost of gas it purchases for retail core-market customers. Realized and unrealized gains or losses on natural gas derivative instruments are included in deferred fuel and power costs or refunds. Net unrealized (losses) gains on such contracts at December 31, 2022, September 30, 2022 and December 31, 2021 were $(17), $5 and $2, respectively.

Other Regulatory Matters

UGI Utilities. On January 27, 2023, Electric Utility filed a rate request with the PAPUC to increase its annual base distribution revenues by $11. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable electric service. Electric Utility requested that the new electric rates become effective March 28, 2023. However, the PAPUC typically suspends the effective date for general base rate proceedings for a period not to exceed nine months after the filing date to allow for the investigation and public hearing. The Company cannot predict the timing or the ultimate outcome of the rate case review process.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
On January 28, 2022, PA Gas Utility filed a request with the PAPUC to increase its base operating revenues for residential, commercial and industrial customers by $83 annually. On September 15, 2022, the PAPUC issued a final order approving a settlement providing for a $49 annual base distribution rate increase for PA Gas Utility, through a phased approach, with $38 beginning October 29, 2022 and an additional $11 beginning October 1, 2023. In accordance with the terms of the final order, PA Gas Utility will not be permitted to file a rate case prior to January 1, 2024. Also in accordance with the terms of the final order, PA Gas Utility was authorized to implement a weather normalization adjustment rider as a 5-year pilot program beginning on November 1, 2022. Under this rider, when weather deviates from normal by more than 3%, residential and small commercial customer billings for distribution services are adjusted monthly for weather related impacts exceeding the 3% threshold. Additionally, under the terms of the final order, PA Gas Utility was authorized to implement a DSIC once its total property, plant and equipment less accumulated depreciation reached $3,368 (which threshold was achieved in September 2022).
On February 8, 2021, Electric Utility filed a rate request with the PAPUC to increase its annual base distribution revenues by $9. On October 28, 2021, the PAPUC issued a final Order approving a settlement that permitted Electric Utility, effective November 9, 2021, to increase its base distribution revenues by $6.
Mountaineer. On July 29, 2022, Mountaineer submitted its 2022 IREP filing to the WVPSC requesting recovery of costs associated with capital investments totaling $354 over the 2023 - 2027 period, including $64 in calendar year 2023. On November 16, 2022, Mountaineer and the intervening parties submitted a Joint Stipulation and Agreement for Settlement to the WVPSC requesting approval of 2023 IREP revenue of $22 to be charged effective January 1, 2023, which includes the recovery of a $1 under-recovery of 2021 IREP revenue. On December 21, 2022, the WVPSC issued an order approving the Joint Stipulation and Agreement for Settlement as filed.

Note 8 — Debt

UGI International Credit Facilities Agreement. In October 2018, UGI International entered into a five-year unsecured senior facilities agreement with a consortium of banks (the “UGI International Credit Facilities Agreement”), consisting of (1) a €300 variable-rate term loan facility and (2) a €300 multicurrency revolving credit facility. The UGI International Credit Facilities Agreement is scheduled to mature in October 2023. At December 31, 2022, the €300 ($321) variable-rate term loan is reflected in “Current maturities of long-term debt” on the Condensed Consolidated Balance Sheet.

UGI Utilities Credit Agreement. On December 13, 2022, UGI Utilities entered into an amendment to the UGI Utilities Credit Agreement, providing for borrowings up to $425 and to replace the use of LIBOR with SOFR. Borrowings under the amended UGI Utilities Credit Agreement can be used to finance the working capital needs of UGI Utilities and for general corporate purposes. The UGI Utilities Credit Agreement is scheduled to expire June 2024.

Borrowings under the amended UGI Utilities Credit Agreement bear interest, subject to our election, at a floating rate of either (i) Term SOFR plus the applicable margin plus a credit spread adjustment of 0.10% or (ii) the base rate plus the applicable margin. The applicable margin remains unchanged from the original credit agreement.

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

Borrowings under the Mountaineer 2023 Credit Agreement bear interest, subject to our election, at either (i) the base rate, defined as the highest of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) the adjusted term SOFR rate for a one-month tenor plus 1%, in each case, plus the applicable margin or (ii) the adjusted term SOFR rate plus the applicable margin. The applicable margin for base rate loans ranges from 0% to 1.25%, and for SOFR loans from 1.00% to 2.25%, depending on the debt rating of Mountaineer. The adjusted term SOFR rate is defined as the term SOFR reference rate for the selected interest period, plus 0.10% per annum for a one-month interest period, 0.15% per annum for a three-month interest period, or 0.25% per annum for a six-month interest period.

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
UGI Utilities is subject to a COA with the PADEP to address the remediation of specified former MGP sites in Pennsylvania, which is scheduled to terminate at the end of 2031. In accordance with the COA, UGI Utilities is required to either obtain a certain number of points per calendar year based on defined eligible environmental investigatory and/or remedial activities at the MGPs, or make expenditures for such activities in an amount equal to an annual environmental minimum expenditure threshold. The annual minimum expenditure threshold of the COA is $5. The COA permits the transfer of the specified wells, with related costs counted towards the annual minimum expenditure. At December 31, 2022, September 30, 2022 and December 31, 2021, our aggregate estimated accrued liabilities for environmental investigation and remediation costs related to the current COA and the predecessor agreements totaled $54, $53 and $50, respectively.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
The NYDEC commenced implementation of the remediation plan in the spring of 2018. Based on our evaluation of the available information as of December 31, 2022, the Partnership has an undiscounted environmental remediation liability of $8 related to the site. Our share of the actual remediation costs could be significantly more or less than the accrued amount. Although we cannot predict the final results of these pending claims and legal actions, we believe, after consultation with counsel, that the final outcome of these matters will not have a material effect on our financial statements.

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

Note 10 — Defined Benefit Pension and Other Postretirement Plans

The Company maintains defined benefit pension plans and other postretirement plans for certain current and former employees. The service cost component of our pension and other postretirement plans, net of amounts capitalized, is reflected in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income. The non-service cost components, net of amounts capitalized by Utilities as a regulatory asset, are reflected in “Other non-operating (expense) income, net” on the Condensed Consolidated Statements of Income. Other postretirement benefit cost was not material for all periods presented.

Net periodic pension cost includes the following components:

Three Months Ended December 31,	2022	2021
Service cost	$2	$4
Interest cost	9	6
Expected return on plan assets	(11)	(12)
Amortization of:
Actuarial (gain) loss	(1)	2
Net benefit	$(1)	$—

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 11 — Fair Value Measurements

Recurring Fair Value Measurements

The following table presents, on a gross basis, our financial assets and liabilities, including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
December 31, 2022:
Derivative instruments:
Assets:
Commodity contracts	$345	$329	$—	$674
Foreign currency contracts	$—	$35	$—	$35
Interest rate contracts	$—	$63	$—	$63
Liabilities:
Commodity contracts	$(297)	$(152)	$—	$(449)
Foreign currency contracts	$—	$(4)	$—	$(4)
Non-qualified supplemental postretirement grantor trust investments (a)	$46	$—	$—	$46
September 30, 2022:
Derivative instruments:
Assets:
Commodity contracts (b)	$938	$1,268	$27	$2,233
Foreign currency contracts	$—	$119	$—	$119
Interest rate contracts	$—	$66	$—	$66
Liabilities:
Commodity contracts (b)	$(377)	$(136)	$—	$(513)
Foreign currency contracts	$—	$(2)	$—	$(2)
Non-qualified supplemental postretirement grantor trust investments (a)	$43	$—	$—	$43
December 31, 2021:
Derivative instruments:
Assets:
Commodity contracts	$411	$711	$—	$1,122
Foreign currency contracts	$—	$29	$—	$29
Interest rate contracts	$—	$5	$—	$5
Liabilities:
Commodity contracts	$(160)	$(18)	$—	$(178)
Foreign currency contracts	$—	$(7)	$—	$(7)
Interest rate contracts	$—	$(17)	$—	$(17)
Non-qualified supplemental postretirement grantor trust investments (a)	$52	$—	$—	$52
(a)Consists primarily of mutual fund investments held in grantor trusts associated with non-qualified supplemental retirement plans.
(b)Includes derivative assets and liabilities held-for-sale associated with the October 2022 sale of the U.K. energy marketing business (see Note 5).

The fair values of our Level 1 exchange-traded commodity futures and option contracts and non-exchange-traded commodity futures and forward contracts are based upon actively quoted market prices for identical assets and liabilities. Substantially all of the remaining derivative instruments are designated as Level 2. The fair values of certain non-exchange-traded commodity derivatives designated as Level 2 are based upon indicative price quotations available through brokers, industry price

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
publications or recent market transactions and related market indicators. The fair values of our Level 2 interest rate contracts and foreign currency contracts are based upon third-party quotes or indicative values based on recent market transactions. The fair values of our Level 3 natural gas commodity contracts at September 30, 2022 attributable to our UGI International operations have been determined using unobservable inputs in an illiquid market and ranged from $7 to $27 given the available inputs considered. The actual realized value at which these contracts will settle could vary significantly compared to the fair values reflected at September 30, 2022. The fair values of investments held in grantor trusts are derived from quoted market prices as substantially all of the investments in these trusts have active markets.

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

	December 31, 2022	September 30, 2022	December 31, 2021
Carrying amount	$6,759	$6,665	$6,580
Estimated fair value	$6,350	$6,189	$7,048

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

The remainder of our long-term debt is typically issued at fixed rates of interest. As this long-term debt matures, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time, we enter into IRPAs. We account for IRPAs as cash flow hedges. There were no unsettled IRPAs during any of the periods presented. At December 31, 2022, the amount of pre-tax net gains associated with interest rate hedges expected to be reclassified into earnings during the next twelve months is $39.

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

Our euro-denominated long-term debt has also been designated as net investment hedges, representing a portion of our UGI International euro-denominated net investment. We recognized pre-tax (losses) gains associated with these net investment hedges in the cumulative translation adjustment component in AOCI of $(64) and $13 during the three months ended December 31, 2022 and 2021, respectively.

Quantitative Disclosures Related to Derivative Instruments

The following table summarizes by derivative type the gross notional amounts related to open derivative contracts at December 31, 2022, September 30, 2022 and December 31, 2021, and the final settlement dates of the Company's open derivative contracts as of December 31, 2022, but excluding those derivatives that qualified for the NPNS exception:

			Notional Amounts (in millions)
Type	Units	Settlements Extending Through	December 31, 2022	September 30, 2022	December 31, 2021
Commodity Price Risk:
Regulated Utility Operations
PA Gas Utility NYMEX natural gas futures and option contracts	Dekatherms	September 2023	15	19	14
Non-utility Operations
LPG swaps	Gallons	September 2025	844	874	732
Natural gas futures, forward, basis swap, options and pipeline contracts (a)	Dekatherms	October 2027	371	363	382
Electricity forward and futures contracts	Kilowatt hours	December 2026	2,270	2,446	4,261
Interest Rate Risk:
Interest rate swaps	Euro	N/A	€—	€300	€300
Interest rate swaps	USD	June 2026	$1,354	$1,358	$1,418
Foreign Currency Exchange Rate Risk:
Forward foreign currency exchange contracts	USD	August 2025	$390	$465	$415
Net investment hedge forward foreign exchange contracts	Euro	December 2026	€331	€411	€486
(a)September 30, 2022 includes amounts held-for-sale associated with the October 2022 sale of the U.K. energy marketing business (see Note 5).

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
We have concentrations of credit risk associated with derivative instruments and we evaluate the creditworthiness of our derivative counterparties on an ongoing basis. As of December 31, 2022, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was $772. In general, many of our over-the-counter derivative instruments and all exchange contracts call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At December 31, 2022, we had received cash collateral from derivative instrument counterparties totaling $108. In addition, we may have offsetting derivative liabilities and certain accounts payable balances with certain of these counterparties, which further mitigates the previously mentioned maximum amount of losses. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At December 31, 2022, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Fair Value of Derivative Instruments

The following table presents the Company’s derivative assets and liabilities by type, as well as the effects of offsetting:

	December 31, 2022	September 30, 2022	December 31, 2021
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	$11	$57	$10
Interest rate contracts	63	66	5
	74	123	15
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	18	31	10
Derivatives not designated as hedging instruments:
Commodity contracts (a)	656	2,202	1,112
Foreign currency contracts	24	62	19
	680	2,264	1,131
Total derivative assets — gross	772	2,418	1,156
Gross amounts offset in the balance sheet	(239)	(295)	(116)
Cash collateral received	(108)	(398)	(205)
Total derivative assets — net	$425	$1,725	$835
Derivative liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts	$—	$—	$(3)
Interest rate contracts	—	—	(17)
	—	—	(20)
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	(35)	(26)	(7)
Derivatives not designated as hedging instruments:
Commodity contracts (a)	(414)	(487)	(171)
Foreign currency contracts	(4)	(2)	(4)
	(418)	(489)	(175)
Total derivative liabilities — gross	(453)	(515)	(202)
Gross amounts offset in the balance sheet	239	295	116
Cash collateral pledged	45	7	—
Total derivative liabilities — net	$(169)	$(213)	$(86)

(a)September 30, 2022 includes derivative assets and liabilities held-for-sale associated with the October 2022 sale of the U.K. energy marketing business (see Note 5).

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Effects of Derivative Instruments

The following tables provide information on the effects of derivative instruments on the Condensed Consolidated Statements of Income and changes in AOCI:

Three Months Ended December 31,:
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income		Location of Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:	2022	2021	2022	2021
Interest rate contracts	$4	$12	$7	$(6)	Interest expense

Net Investment Hedges:
Foreign currency contracts	$(23)	$—

	Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2022	2021	Location of Gain (Loss) Recognized in Income
Commodity contracts	$4	$8	Revenues
Commodity contracts	(1,326)	(273)	Cost of sales
Commodity contracts	3	—	Other operating income, net
Foreign currency contracts	(32)	8	Other non-operating (expense) income, net
Total	$(1,351)	$(257)

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 13 — Accumulated Other Comprehensive Income (Loss)

The tables below present changes in AOCI, net of tax:

Three Months Ended December 31, 2022	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2022	$14	$37	$(431)	$(380)
Other comprehensive income before reclassification adjustments	—	3	151	154
Amounts reclassified from AOCI	—	(5)	—	(5)
Other comprehensive (loss) income attributable to UGI	—	(2)	151	149
AOCI — December 31, 2022	$14	$35	$(280)	$(231)

Three Months Ended December 31, 2021	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2021	$(17)	$(33)	$(90)	$(140)
Other comprehensive income (loss) before reclassification adjustments	—	10	(32)	(22)
Amounts reclassified from AOCI	2	4	—	6
Other comprehensive income (loss) attributable to UGI	2	14	(32)	(16)
AOCI — December 31, 2021	$(15)	$(19)	$(122)	$(156)

Note 14 — Segment Information

Our operations comprise four reportable segments generally based upon products or services sold, geographic location and regulatory environment: (1) AmeriGas Propane; (2) UGI International; (3) Midstream & Marketing; and (4) Utilities.

Corporate & Other includes certain items that are excluded from our CODM’s assessment of segment performance (see below for further details on these items). Corporate & Other also includes the net expenses of UGI’s captive general liability insurance company, UGI’s corporate headquarters facility and UGI’s unallocated corporate and general expenses as well as interest expense on UGI debt that is not allocated. Corporate & Other assets principally comprise cash and cash equivalents of UGI and its captive insurance company, and UGI corporate headquarters’ assets. The accounting policies of our reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s 2022 Annual Report.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Three Months Ended December 31, 2022	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corporate & Other (a)
Revenues from external customers	$2,759	$—		$766	$877	$554	$559	$3
Intersegment revenues	$—	$(149)	(b)	$—	$—	$115	$33	$1
Cost of sales	$3,106	$(149)	(b)	$386	$662	$514	$329	$1,364
Operating (loss) income	$(1,204)	$1		$110	$56	$106	$126	$(1,603)
Income from equity investees	1	—		—	—	1	—	—
Other non-operating (loss) income, net	(28)	—		—	10	—	2	(40)
(Loss) earnings before interest expense and income taxes	(1,231)	1		110	66	107	128	(1,643)
Interest expense	(92)	—		(43)	(7)	(11)	(21)	(10)
(Loss) income before income taxes	$(1,323)	$1		$67	$59	$96	$107	$(1,653)
Depreciation and amortization	$131	$—		$44	$28	$21	$37	$1
Capital expenditures (including the effects of accruals)	$178	$—		$23	$27	$11	$117	$—
As of December 31, 2022
Total assets	$17,128	$(252)		$4,331	$3,889	$3,298	$5,680	$182

Three Months Ended December 31, 2021	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corporate & Other (a)
Revenues from external customers	$2,673	$—		$778	$1,049	$441	$396	$9
Intersegment revenues	$—	$(118)	(b)	$—	$—	$94	$23	$1
Cost of sales	$2,120	$(117)	(b)	$418	$793	$413	$200	$413
Operating (loss) income	$(68)	$—		$86	$78	$74	$96	$(402)
Income from equity investees	8	—		—	—	8	—	—
Loss on extinguishments of debt	(11)	—		—	—	—	—	(11)
Other non-operating income, net	10	—		—	4	—	2	4
(Loss) earnings before interest expense and income taxes	(61)	—		86	82	82	98	(409)
Interest expense	(81)	—		(41)	(7)	(10)	(16)	(7)
(Loss) income before income taxes	$(142)	$—		$45	$75	$72	$82	$(416)
Depreciation and amortization	$129	$—		$44	$31	$19	$35	$—
Capital expenditures (including the effects of accruals)	$175	$—		$35	$23	$6	$111	$—
As of December 31, 2021
Total assets	$16,800	$(269)		$4,614	$4,197	$2,999	$5,071	$188

(a)Corporate & Other includes specific items attributable to our reportable segments that are not included in the segment profit measures used by our CODM in assessing our reportable segments’ performance or allocating resources. The following table presents such pre-tax gains (losses) which have been included in Corporate & Other, and the reportable segments to which they relate:

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Three Months Ended December 31, 2022	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
Net gains on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$2	$2
Net losses on commodity derivative instruments not associated with current-period transactions	Cost of sales	$(12)	$(1,169)	$(183)
Net gains on commodity derivative instruments not associated with current-period transactions	Other operating income, net	$—	$(2)	$—
Unrealized losses on foreign currency derivative instruments	Other non-operating (expense) income, net	$—	$(40)	$—
AmeriGas operations enhancement for growth project	Operating and administrative expenses	$(7)	$—	$—
Loss on disposal of U.K. energy marketing business	Loss on disposal of U.K. energy marketing business	$—	$(215)	$—
Impairment of assets	Operating and administrative expenses	$—	$(19)	$—

Three Months Ended December 31, 2021	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
Net gains on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$3	$7
Net losses on commodity derivative instruments not associated with current-period transactions	Cost of sales	$(69)	$(212)	$(132)
Unrealized gain on foreign currency derivative instruments	Other non-operating (expense) income, net	$—	$6	$—
Loss on extinguishment of debt	Loss on extinguishment of debt	$—	$(11)	$—

(b)Represents the elimination of intersegment transactions principally among Midstream & Marketing, Utilities and AmeriGas Propane.

UGI CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Information contained in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements use forward-looking words such as “believe,” “plan,” “anticipate,” “continue,” “estimate,” “expect,” “may,” or other similar words and terms of similar meaning, although not all forward-looking statements contain such words. These statements discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future. All forward-looking statements made in this Quarterly Report on Form 10-Q rely upon the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you against relying on any forward-looking statement as these statements are subject to risks and uncertainties that may cause actual results to vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind those factors set forth in Item 1A. Risk Factors in this report and in the Company’s 2022 Annual Report as well as the following important factors that could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) weather conditions, including increasingly uncertain weather patterns due to climate change, resulting in reduced demand, the seasonal nature of our business, and disruptions in our operations and supply chain; (2) cost volatility and availability of energy products, including propane and other LPG, electricity, and natural gas, as well as the availability of LPG cylinders, and the capacity to transport product to our customers; (3) changes in domestic and foreign laws and regulations, including safety, health, tax, transportation, consumer protection, data privacy, accounting, and environmental matters, such as regulatory responses to climate change; (4) inability to timely recover costs through utility rate proceedings; (5) the impact of pending and future legal or regulatory proceedings, inquiries or investigations; (6) competitive pressures from the same and alternative energy sources; (7) failure to acquire new customers or retain current customers thereby reducing or limiting any increase in revenues; (8) liability for environmental claims; (9) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (10) adverse labor relations and our ability to address existing or potential workforce shortages; (11) customer, counterparty, supplier, or vendor defaults; (12) liability for uninsured claims and for claims in excess of insurance coverage, including those for personal injury and property damage arising from explosions, acts of war, terrorism, natural disasters, pandemics, and other catastrophic events that may result from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas and LPG in all forms; (13) transmission or distribution system service interruptions; (14) political, regulatory and economic conditions in the United States, Europe and other foreign countries, including uncertainties related to the war between Russia and Ukraine, the European energy crisis, and foreign currency exchange rate fluctuations, particularly the euro; (15) credit and capital market conditions, including reduced access to capital markets and interest rate fluctuations; (16) changes in commodity market prices resulting in significantly higher cash collateral requirements; (17) impacts of our indebtedness and the restrictive covenants in our debt agreements; (18) reduced distributions from subsidiaries impacting the ability to pay dividends or service debt; (19) changes in Marcellus and Utica Shale gas production; (20) the availability, timing and success of our acquisitions, commercial initiatives and investments to grow our businesses; (21) our ability to successfully integrate acquired businesses and achieve anticipated synergies; (22) the interruption, disruption, failure, malfunction, or breach of our information technology systems, and those of our third-party vendors or service providers, including due to cyber attack; (23) the inability to complete pending or future energy infrastructure projects; (24) our ability to achieve the operational benefits and cost efficiencies expected from the completion of pending and future business transformation initiatives, including the impact of customer service disruptions resulting in potential customer loss due to the transformation activities; (25) our ability to attract, develop, retain and engage key employees; (26) uncertainties related to a global pandemic, including the duration and/or impact of the COVID-19 pandemic; (27) the impact of proposed or future tax legislation; (28) the impact of declines in the stock market or bond market, and a low interest rate environment, on our pension liability; (29) our ability to protect our intellectual property; and (30) our ability to overcome supply chain issues that may result in delays or shortages in, as well as increased costs of, equipment, materials or other resources that are critical to our business operations.

These factors, and those factors set forth in Item 1A. Risk Factors in this report and those factors set forth in Item 1A. Risk Factors in the Company’s 2022 Annual Report, are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. Any forward-looking statement speaks only as of the date on which such statement is made. We undertake no obligation (and expressly disclaim any obligation) to update publicly any forward-looking statement whether as a result of new information or future events except as required by the federal securities laws.

UGI CORPORATION AND SUBSIDIARIES
ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Company’s results of operations for the 2022 three-month period with the 2021 three-month period. Our analysis of results of operations should be read in conjunction with the segment information included in Note 14 to Condensed Consolidated Financial Statements.

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
UGI does not designate its commodity and certain foreign currency derivative instruments as hedges under GAAP. Volatility in net income (loss) attributable to UGI Corporation can occur as a result of gains and losses on such derivative instruments not associated with current-period transactions. These gains and losses result principally from recording changes in unrealized gains and losses on unsettled commodity and certain foreign currency derivative instruments and, to a much lesser extent, certain realized gains and losses on settled commodity derivative instruments that are not associated with current-period transactions. However, because these derivative instruments economically hedge anticipated future purchases or sales of energy commodities, or in the case of certain foreign currency derivatives, reduce volatility in anticipated future earnings associated with our foreign operations, we expect that such gains or losses will be largely offset by gains or losses on anticipated future energy commodity transactions or mitigate volatility in anticipated future earnings. Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for, the comparable GAAP measures.

UGI CORPORATION AND SUBSIDIARIES
The following tables reflect the adjustments referred to above and reconcile net loss attributable to UGI Corporation, the most directly comparable GAAP measure, to adjusted net income attributable to UGI Corporation, and reconcile diluted loss per share, the most directly comparable GAAP measure, to adjusted diluted earnings per share:

Adjusted net income attributable to UGI Corporation	Three Months Ended December 31,
(Dollars in millions)	2022	2021
AmeriGas Propane	$49	$34
UGI International	45	57
Midstream & Marketing	77	51
Utilities	81	63
Corporate & Other (a)	(1,206)	(302)
Net loss attributable to UGI Corporation	(954)	(97)
Net losses on commodity derivative instruments not associated with current-period transactions (net of tax of $(363) and $(111), respectively)	999	292
Unrealized losses (gains) on foreign currency derivative instruments (net of tax of $(11), and $2, respectively)	29	(4)
Loss on extinguishment of debt (net of tax of $0 and $(3), respectively)	—	8
Acquisition and integration expenses associated with the Mountaineer Acquisition (net of tax of $0 and $0, respectively)	—	1
Business transformation expenses (net of tax of $(1) and $(1), respectively)	1	1
AmeriGas operations enhancement for growth project (net of tax of $(2) and $0, respectively)	5	—
Loss on disposal of U.K. energy marketing business (net of tax of $(64) and $0, respectively)	151	—
Impairment of assets (net of tax of $(4) and $0, respectively)	15	—
Total adjustments (a) (b)	1,200	298
Adjusted net income attributable to UGI Corporation	$246	$201

	Three Months Ended December 31,
Adjusted diluted earnings per share	2022	2021
AmeriGas Propane	$0.23	$0.16
UGI International	0.21	0.26
Midstream & Marketing	0.35	0.24
Utilities	0.38	0.29
Corporate & Other (a)	(5.71)	(1.41)
Loss per share - diluted (c)	(4.54)	(0.46)
Net losses on commodity derivative instruments not associated with current-period transactions (c)	4.73	1.37
Unrealized losses (gains) on foreign currency derivative instruments	0.14	(0.02)
Loss on extinguishment of debt	—	0.03
Acquisition and integration expenses associated with the Mountaineer Acquisition	—	—
Business transformation expenses	—	0.01
AmeriGas operations enhancement for growth project	0.02	—
Loss on disposal of U.K. energy marketing business	0.72	—
Impairment of assets	0.07	—
Total adjustments (a)	5.68	1.39
Adjusted earnings per share - diluted (c)	$1.14	$0.93

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
(c)The loss per share for the three months ended December 31, 2022 and 2021, was determined excluding the effect of 6.43 million and 6.49 million dilutive shares, respectively, as the impact of such shares would have been antidilutive to the net loss for the periods. Adjusted earnings per share for the three months ended December 31, 2022 and 2021, was determined based upon fully dilutive shares of 216.37 million and 216.16 million, respectively.

EXECUTIVE OVERVIEW

Recent Developments

European Energy Marketing Business.

Sale of U.K. Energy Marketing Business. On October 21, 2022, UGI International, through a wholly-owned subsidiary, sold its natural gas marketing business located in the U.K. for a net cash payment of $19 million which includes certain working capital adjustments. In conjunction with the sale, during the three months ended December 31, 2022, the Company recorded a pre-tax loss of $215 million ($151 million after-tax) substantially all of which loss was due to the non-cash transfer of commodity derivative instruments associated with the business. At the date of closing of the sale, these commodity derivative instruments had a net carrying value of $206 million which is attributable to net unrealized gains on such instruments. At September 30, 2022, these derivative instruments had a net carrying value of $276 million. The change in the carrying amount of these derivative instruments between September 30, 2022 and October 21, 2022 resulted from changes in their fair value during that period.

Other UGI International Energy Marketing Businesses. In November 2022, the Company announced that it expected to sign a definitive agreement during the first quarter of Fiscal 2023 to sell its energy marketing business in France. In December 2022, the Company announced that it no longer expected to sign a definitive agreement during the first quarter of Fiscal 2023 as extended negotiations with the potential buyer had been discontinued. The Company continues to pursue the sale of its energy marketing business in France, as well as the wind-down of its energy marketing business located in Belgium and the Netherlands. At December 31, 2022, the sale of our energy marketing business in France was not considered probable of occurring within one year and, as such, assets and liabilities associated with this business was not classified as held for sale on the Condensed Consolidated Balance Sheet.

During the three months ended December 31, 2022, the Company recorded a $19 million pre-tax ($15 million after-tax) impairment charge to reduce the carrying values of certain assets associated with its energy marketing business in the Netherlands, comprising property, plant and equipment and intangible assets.

Global Macroeconomic Conditions. Beginning in Fiscal 2021 and continuing into Fiscal 2023, global commodity and labor markets have experienced significant inflationary pressures attributable to various economic and political factors, including, among others: the economic recovery and evolving consumer patterns associated with the COVID-19 pandemic; supply chain issues including those associated with labor shortages; significant increases and volatility in energy commodity prices; and political and regulatory conditions resulting from the war between Russia and Ukraine. These factors have contributed to inflationary pressures as evidenced by recent increases in various consumer price indices. In response to these inflationary pressures, central banks in the U.S. and Europe began increasing interest rates during Fiscal 2022. In addition, during the last several years, we have experienced significant volatility in energy commodity prices, particularly in LPG, natural gas and electricity prices, which have resulted in substantial fluctuations in the fair values of our commodity derivative instruments. These inflationary pressures and commodity price fluctuations have resulted in increases in inventory and certain operating and distribution expenses across all of our businesses. The commodity prices fluctuations have also significantly affected the cash collateral deposit requirements of our derivative instrument counterparties and the restricted cash required to be held in our derivative broker and clearing institution accounts. We cannot predict the duration or total magnitude of these conditions and the effects such conditions may have on our future business, financial results, financial position, and liquidity and cash flows. However, we continue to monitor and respond to these global economic and political conditions and remain focused on managing our financial condition and liquidity as these conditions continue to evolve.

UGI CORPORATION AND SUBSIDIARIES
2022 three-month period compared with 2021 three-month period

Discussion. Net loss attributable to UGI Corporation for the 2022 three-month period was $954 million (equal to $4.54 per diluted share) compared to net loss attributable to UGI Corporation of $97 million (equal to $0.46 loss per diluted share) during the 2021 three-month period. These results include net losses from changes in unrealized commodity derivative instruments and certain foreign currency derivative instruments of $1,028 million and $288 million during the 2022 and 2021 three-month periods, respectively. The higher losses from changes in commodity derivative instruments during the 2022 three-month period, principally reflects significant declines in commodity energy prices in Europe following unprecedented increases in such prices during Fiscal 2022. Net loss attributable to UGI Corporation during the 2022 three-month period also includes (1) a $151 million loss on the sale of our energy marketing business in the U.K., principally reflecting the impact of the transfer of derivative hedge contracts; (2) an impairment of assets of $15 million; (3) external advisory fees of $5 million associated with AmeriGas operations enhancement for growth project; and (4) business transformation expenses of $1 million associated with Corporate support functions. Net loss attributable to UGI Corporation during the 2021 three-month period also includes (1) an $8 million loss on extinguishment of debt at UGI International; (2) acquisition and integration expenses of $1 million associated with the Mountaineer Acquisition; and (3) business transformation expenses of $1 million.

Adjusted net income attributable to UGI Corporation for the 2022 three-month period was $246 million (equal to $1.14 per diluted share) compared to $201 million (equal to $0.93 per diluted share) during the 2021 three-month period. The increase in adjusted net income attributable to UGI Corporation during the 2022 three-month period reflects higher earnings contributions from our Midstream & Marketing, Utilities and AmeriGas Propane business segments partially offset by a lower earnings contribution from UGI International. Temperatures in our domestic business segments during the 2022 three-month period were colder than the prior-year period while temperatures in our UGI International segment were significantly warmer than the prior-year period.
AmeriGas Propane’s adjusted net income attributable to UGI Corporation increased $15 million in the 2022 three-month period. This increase principally reflects higher average retail propane unit margin and slightly lower operating and administrative expenses primarily attributable to a workforce reduction made during Fiscal 2022 partially offset by higher distribution expenses.

UGI International’s adjusted net income attributable to UGI Corporation decreased $12 million in the 2022 three-month period. The lower net income reflects, in part, the weaker euro during the 2022 three-month period compared to the prior-year period. Operating results reflect lower total margin principally due to the weaker currency and lower LPG volumes attributable to the warmer weather partially offset by the benefits of lower commodity prices and strong margin management. The lower total margin was partially offset by lower operating and administrative expenses principally reflecting the translation effects of the weaker euro.

Midstream & Marketing’s adjusted net income attributable to UGI Corporation increased $26 million in the 2022 three-month period on colder temperatures. The increase in adjusted net income is primarily attributable to higher margins related to natural gas marketing activities and incremental contributions from UGI Moraine East and Pennant.
Utilities’ adjusted net income attributable to UGI Corporation increased $18 million in the 2022 three-month period. The increase was largely related to the weather that was colder than the prior-year period, growth in the core market customers and the impacts of the PA Gas Utility base rate increase which became effective in October 2022. The increase in total margin was partially offset by higher operating and administrative expenses.

UGI CORPORATION AND SUBSIDIARIES
SEGMENT RESULTS OF OPERATIONS

2022 Three-Month Period Compared with the 2021 Three-Month Period
AmeriGas Propane

For the three months ended December 31,	2022	2021	(Decrease) Increase
(Dollars in millions)
Revenues	$766	$778	$(12)	(2)%
Total margin (a)	$380	$360	$20	6%
Operating and administrative expenses	$235	$240	$(5)	(2)%
Operating income/earnings before interest expense and income taxes	$110	$86	$24	28%
Retail gallons sold (millions)	236	241	(5)	(2)%
Heating degree days—% colder (warmer) than normal (b)	6.2%	(9.9)%	—	—
(a)Total margin represents total revenues less total cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for 344 regions in the U.S., excluding Alaska and Hawaii.

Average temperatures during the 2022 three-month period were 6.2% colder than normal and 17.9% colder than the prior-year period. Notwithstanding the colder weather, total retail gallons sold decreased 2% during the 2022 three-month period due to staffing shortages in key delivery-related positions, which also limited growth, as well as continuation of customer attrition, along with structural conservation.

Average daily wholesale propane commodity prices during the 2022 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 36% lower than such prices during the 2021 three-month period. Total revenues decreased $12 million during the 2022 three-month period largely reflecting the lower retail propane revenues ($11 million) primarily on the lower volumes sold and lower wholesale revenues ($5 million) partially offset by higher revenues from ancillary sales and services ($5 million).

Total cost of sales decreased $32 million during the 2022 three-month period largely reflecting the lower average propane product costs ($36 million) and the lower retail propane volumes sold ($7 million) partially offset by the increase in wholesale volumes sold ($9 million). Total margin increased $20 million in the 2022 three-month period largely attributable to the higher average retail propane unit margins ($26 million) partially offset by the effects of the lower retail propane volumes sold ($6 million).

Operating income and earnings before interest expense and income taxes each increased $24 million during the 2022 three-month period primarily reflecting the previously mentioned increase in total margin and lower operating and administrative expenses ($5 million). The decrease in operating and administrative expenses reflects lower salaries and benefits expenses, including the carryover impact from the workforce reductions made during Fiscal 2022, partially offset by higher overtime and contractor costs associated with distribution activity and higher vehicle expenses.

UGI International

For the three months ended December 31,	2022	2021	Decrease
(Dollars in millions)
Revenues	$877	$1,049	$(172)	(16)%
Total margin (a)	$215	$256	$(41)	(16)%
Operating and administrative expenses	$143	$161	$(18)	(11)%
Operating income	$56	$78	$(22)	(28)%
Earnings before interest expense and income taxes	$66	$82	$(16)	(20)%
LPG retail gallons sold (millions)	205	249	(44)	(18)%
Heating degree days—% (warmer) colder than normal (b)	(12.3)%	5.0%	—	—
(a)Total margin represents revenues less cost of sales.

UGI CORPORATION AND SUBSIDIARIES
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data at locations in our UGI International service territories.

Average temperatures during the 2022 three-month period were 12.3% warmer than normal and 18.8% warmer than the prior-year period. Total LPG retail gallons sold during the 2022 three-month period were 18% lower than the prior-year period largely attributable to reduced crop drying campaigns, significantly warmer weather and lower consumption, principally from residential customers, primarily resulting from conservation measures due in large part to high energy prices and war between Russia and Ukraine.

UGI International base-currency results are translated into USD based upon exchange rates experienced during the reporting periods. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During the 2022 and 2021 three-month periods, the average unweighted euro-to-USD translation rates were approximately $1.02 and $1.14, respectively, and the average unweighted British pound sterling-to-USD translation rates were approximately $1.17 and $1.35, respectively. Fluctuations in these foreign currency exchange rates can have a significant impact on the individual financial statement components discussed below. The Company uses forward foreign currency exchange contracts entered into over multi-year periods to reduce the volatility in earnings that may result from such changes in foreign currency exchange rates in earnings. These forward foreign currency exchange contracts resulted in realized net gains of $8 million and $4 million in the 2022 and 2021 three-month periods, respectively.

UGI International revenues and cost of sales decreased $172 million and $131 million, respectively, during the 2022 three-month period compared to the prior-year period. Average wholesale prices for propane and butane during the 2022 three-month period in northwest Europe were approximately 16% and 6% lower, respectively, compared with the prior-year period. The decrease in revenues and cost of sales principally reflects the lower retail volumes sold and the translation effects of the weaker foreign currencies (approximately $100 million and $73 million, respectively).

UGI International total margin decreased $41 million during the 2022 three-month period primarily reflecting the effects of the lower retail volumes sold and the translation effects of the weaker foreign currencies (approximately $27 million). These factors were partially offset by higher average unit margins from our LPG business attributable to strong margin management efforts. Total margin from energy marketing activities were comparable to the prior-year period as higher total margin from natural gas marketing activities was offset by lower total margin from electricity marketing activities.

UGI International operating income and earnings before interest expense and income taxes decreased $22 million and $16 million, respectively. The decrease in operating income principally reflects the previously mentioned $41 million decrease in total margin and lower gains associated with sales of assets ($10 million), partially offset by lower operating and administrative expenses ($18 million), higher foreign currency transaction gains ($7 million) and lower depreciation and amortization expenses ($3 million). The lower operating and administrative expenses in the 2022 three-month period primarily reflects the translation effects of the weaker foreign currencies. The decrease in earnings before interest expense and income taxes in the 2022 three-month period largely reflects the $22 million decrease in operating income partially offset by higher realized gains on foreign currency exchange contracts entered into in order to reduce volatility in UGI International earnings resulting from the effects of changes in foreign currency exchange rates ($4 million).

Midstream & Marketing

For the three months ended December 31,	2022	2021	Increase
(Dollars in millions)
Revenues	$669	$535	$134	25%
Total margin (a)	$155	$122	$33	27%
Operating and administrative expenses	$29	$29	$—	—%
Operating income	$106	$74	$32	43%
Earnings before interest expense and income taxes	$107	$82	$25	30%
(a)Total margin represents revenues less cost of sales.

Average temperatures across Midstream & Marketing’s energy marketing territory during the 2022 three-month period were 1% warmer than normal and 13% colder than the prior-year period.

Midstream & Marketing revenues increased $134 million compared to the prior-year period, principally reflecting increased revenues from natural gas and power marketing activities ($119 million), including the effects of peaking and capacity

UGI CORPORATION AND SUBSIDIARIES
management activities, that were impacted by higher natural gas prices. The increase in revenues also includes higher natural gas gathering activities ($14 million), primarily due to the prior year acquisitions of UGI Moraine East and Pennant, and power generation, partially offset by reduced RNG credit sales.

Midstream & Marketing cost of sales increased $101 million compared to the prior-year period, primarily reflecting the higher natural gas costs related to the previously mentioned natural gas and power marketing activities ($97 million).

Midstream & Marketing total margin increased $33 million in the 2022 three-month period reflecting increased margins from natural gas marketing activities ($18 million), including the effects of peaking and capacity management activities from particularly cold weather at the end of December. The increase in total margin also includes incremental natural gas gathering activities ($14 million), primarily from the prior year acquisitions of UGI Moraine East and Pennant.

Midstream & Marketing operating income and earnings before interest expense and income taxes during the 2022 three-month period increased $32 million and $25 million, respectively, compared to the prior-year period. The increase in operating income is largely attributable to the previously mentioned increase in total margin. The increase in earnings before interest expense and income taxes principally reflects the increase in operating income, partially offset by lower income from equity method investments following the acquisition of the remaining 53% ownership interest in Pennant during the fourth quarter of Fiscal 2022.

Utilities

For the three months ended December 31,	2022	2021	Increase
(Dollars in millions)
Revenues	$592	$419	$173	41%
Total margin (a)	$256	$213	$43	20%
Operating and administrative expenses (a)	$91	$80	$11	14%
Operating income	$126	$96	$30	31%
Earnings before interest expense and income taxes	$128	$98	$30	31%
Gas Utility system throughput—bcf
Core market	34	29	5	17%
Total	94	93	1	1%
Electric Utility distribution sales - gwh	246	242	4	2%
Gas Utility heating degree days—% colder (warmer) than normal (b)	0.2%	(15.1)%	—	—
(a)Total margin represents revenues less cost of sales and revenue-related taxes (i.e., gross receipts and business and occupation taxes) of $7 million and $6 million, respectively, during the 2022 and 2021 three-month periods. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating and administrative expenses presented above).
(b)Deviation from average heating degree days is determined on a 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for airports located within Gas Utility’s service territories.

Temperatures in Gas Utility’s service territories during the 2022 three-month period were slightly colder than normal and 17.3% colder than the prior-year period. The increase in Gas Utility core market volumes (5 bcf or a 17% increase) during the 2022 three-month period is largely related to the weather that was colder than the prior-year period and growth in the core market customers.
Utilities revenues increased $173 million in the 2022 three-month period reflecting a $163 million increase in Gas Utility revenues and a $10 million increase in Electric Utility revenues. The increase in Gas Utility revenues was largely driven by higher PGC rates reflecting higher natural gas costs, higher core market volumes, higher pricing on off-system sales, and the effects of the increase in base rates for PA Gas Utility that went into effect in October 2022. The increase in Electric Utility revenues was largely driven by higher DS rates reflecting higher power costs.

Utilities cost of sales (including revenue-related taxes) increased $130 million in the 2022 three-month period primarily attributable to Gas Utility ($122 million) mainly reflecting higher PGC rates and, to a much lesser extent, increased cost of sales associated with off-system sales. Electric Utility cost of sales increased $8 million during the 2022 three-month period largely reflecting the higher DS rates.

UGI CORPORATION AND SUBSIDIARIES

Utilities total margin increased $43 million during the 2022 three-month period primarily attributable to higher Gas Utility total margin ($41 million) mainly reflecting weather that was colder than the prior-year period and the effects of the increase in base rates for PA Gas Utility that went into effect in October 2022. Electric Utility margin was relatively flat compared to the prior-year period.

Utilities operating income and earnings before interest expense and income taxes each increased $30 million during the 2022 three-month period. These increases largely reflect the previously mentioned increase in total margin partially offset by higher operating and administrative expenses ($11 million) and higher depreciation expense ($2 million). The higher operating and administrative expenses reflect, among other things, higher uncollectible accounts expenses, taxes other than income taxes and salary expenses. The higher depreciation expense compared to the prior-year period reflects the effects of continued distribution system capital expenditure activity.

Interest Expense and Income Taxes

Our consolidated interest expense during the 2022 three-month period was $92 million compared to $81 million during the 2021 three-month period. The increase in interest expense principally reflects the effects of higher credit agreement interest rates and borrowings, and higher long-term debt outstanding primarily at UGI Utilities.

The decrease in the Company’s effective income tax rate for the 2022 three-month period principally reflects the effects on the estimated annual effective income tax rate from a greater concentration of pre-tax results in higher tax rate jurisdictions primarily resulting from the significant current-period losses on commodity derivative instruments at our UGI International segment, an expected increase in deferred tax valuation allowances, and the availability of investment tax credits in Fiscal 2023 following enactment of the Inflation Reduction Act.

The Company continues to evaluate the elections available under current regulations and pending legislation. Accordingly, the impacts on the Company’s income tax provisions and taxes payable or refundable related to these items are subject to change.

FINANCIAL CONDITION AND LIQUIDITY
The Company expects to have sufficient liquidity, including cash on hand and available borrowing capacity, to continue to support long-term commitments and ongoing operations despite uncertainties associated with ongoing global macroeconomic conditions including, among others, changes in consumer behavior resulting from the COVID-19 pandemic, the inflationary cost environment and ongoing energy commodity price volatility. Our total available liquidity balance, comprising cash and cash equivalents and available borrowing capacity on our revolving credit facilities, totaled approximately $1.2 billion and $1.7 billion at December 31, 2022 and September 30, 2022, respectively. Our total available liquidity at December 31, 2022 was affected, in part, by the impact of cash collateral payments associated with a significant decline in commodity prices during the 2022 three-month period and increases in restricted cash margin requirements in commodity futures brokerage accounts, principally at UGI International. The Company does not have any scheduled near-term maturities of long-term debt, other than the UGI International Credit Facilities Agreement. The UGI International Credit Facilities Agreement, consists of (1) a €300 million variable-rate term loan facility and (2) a €300 million multicurrency revolving credit facility, which is scheduled to mature in October 2023. At December 31, 2022, the €300 million ($321 million) variable-rate term loan is reflected in “Current maturities of long-term debt” on the Condensed Consolidated Balance Sheet. The Company expects to refinance the UGI International Credit Facilities Agreement during the first half of Fiscal 2023. In the absence of a refinance, the Company expects to have sufficient liquidity to satisfy its obligations as they become due over the next twelve months. The Company cannot predict the duration or total magnitude of the uncertain economic factors mentioned above and the total effects they will have on its liquidity, debt covenants, financial condition or the timing of capital expenditures. UGI and its subsidiaries were in compliance with all debt covenants as of December 31, 2022.

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

UGI CORPORATION AND SUBSIDIARIES
The primary sources of UGI’s cash and cash equivalents are the dividends and other cash payments made to UGI or its corporate subsidiaries by its principal business units. Our cash and cash equivalents totaled $317 million at December 31, 2022, compared with $405 million at September 30, 2022. The decrease in cash and cash equivalents since September 30, 2022 is primarily attributable to commodity price volatility experienced in the 2022 three-month period and the seasonality of our business as further described in “Cash Flows” below. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, at December 31, 2022 and September 30, 2022, UGI had $120 million and $140 million of cash and cash equivalents, respectively. Such cash is available to pay dividends on UGI Common Stock and for investment purposes.

Long-term Debt and Credit Facilities

Long-term Debt

The Company’s debt outstanding at December 31, 2022 and September 30, 2022, comprises the following:

	December 31, 2022						September 30, 2022
(Millions of dollars)	AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corp & Other	Total	Total
Short-term borrowings	$148	$327	$121	$395	$—	$991	$368

Long-term debt (including current maturities):
Senior notes	$2,575	$429	$—	$1,505	$—	$4,509	$4,472
Term loans	—	321	676	134	756	1,887	1,871
Other long-term debt	—	2	40	23	298	363	322
Unamortized debt issuance costs	(11)	(6)	(7)	(6)	(4)	(34)	(33)
Total long-term debt	$2,564	$746	$709	$1,656	$1,050	$6,725	$6,632
Total debt	$2,712	$1,073	$830	$2,051	$1,050	$7,716	$7,000

Credit Facilities

Additional information related to the Company’s credit agreements can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 6 to Consolidated Financial Statements in the Company’s 2022 Annual Report.

UGI CORPORATION AND SUBSIDIARIES
Information about the Company’s principal credit agreements (excluding the Receivables Facility discussed below) as of December 31, 2022 and 2021, is presented in the table below.

(Currency in millions)	Total Capacity	Borrowings Outstanding	Letters of Credit and Guarantees Outstanding	Available Borrowing Capacity
As of December 31, 2022
AmeriGas OLP	$600	$148	$2	$450
UGI International, LLC (a)	€300	€300	€—	€—
Energy Services	$260	$—	$—	$260
UGI Utilities	$425	$294	$—	$131
Mountaineer	$150	$101	$—	$49
UGI Corporation (b)	$300	$292	$—	$8
As of December 31, 2021
AmeriGas OLP	$600	$205	$3	$392
UGI International, LLC (a)	€300	€—	€—	€300
Energy Services	$260	$—	$—	$260
UGI Utilities	$350	$253	$—	$97
Mountaineer	$100	$66	$—	$34
UGI Corporation (b)	$300	$255	$—	$45
(a)Permits UGI International, LLC to borrow in euros or USD. At December 31, 2022, the amount borrowed consisted of euro-denominated borrowings equivalent to $321 million.
(b)Borrowings outstanding have been classified as “Long-term debt” on the Condensed Consolidated Balance Sheets. Subsequent to December 31, 2022, the Company repaid $20 million of such borrowings and classified these repayments as “Current maturities of long-term debt” on the December 31, 2022 Condensed Consolidated Balance Sheet.

The average daily and peak short-term borrowings under the Company’s principal credit agreements are as follows:

	For the three months ended		For the three months ended
	December 31, 2022		December 31, 2021
(Millions of dollars or euros)	Average	Peak	Average	Peak
AmeriGas OLP	$199	$242	$275	$388
UGI International, LLC	€168	€300	€13	€40
Energy Services	$1	$25	$—	$—
UGI Utilities	$229	$307	$190	$258
Mountaineer	$89	$101	$61	$80
UGI Corporation	$199	$292	$125	$255

Receivables Facility. Energy Services has a Receivables Facility with an issuer of receivables-backed commercial paper currently scheduled to expire in October 2023. The Receivables Facility provides Energy Services with the ability to borrow up to $150 million of eligible receivables during the period October 21, 2022 to April 30, 2023, and up to $75 million of eligible receivables during the period May 1, 2023 to October 20, 2023. Energy Services uses the Receivables Facility to fund working capital, margin calls under commodity futures contracts, capital expenditures, dividends and for general corporate purposes.

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

UGI CORPORATION AND SUBSIDIARIES
At December 31, 2022, the outstanding balance of ESFC trade receivables was $128 million, $121 million of which were sold to the bank. At December 31, 2021, the outstanding balance of ESFC trade receivables was $115 million, none of which were sold to the bank. During the three months ended December 31, 2022, peak sales of receivables and average daily amounts sold were $121 million and $30 million, respectively. There were no sales of receivables under the Receivables Facility during the three months ended December 31, 2021.

Significant Financing Activities

UGI Utilities Credit Agreement. On December 13, 2022, UGI Utilities entered into an amendment to the UGI Utilities Credit Agreement, providing for borrowings up to $425 million and to replace the use of LIBOR with SOFR. Borrowings under the amended UGI Utilities Credit Agreement can be used to finance the working capital needs of UGI Utilities and for general corporate purposes. The UGI Utilities Credit Agreement is scheduled to expire June 2024.

Borrowings under the amended UGI Utilities Credit Agreement bear interest, subject to our election, at a floating rate of either (i) Term SOFR plus the applicable margin plus a credit spread adjustment of 0.10% or (ii) the base rate plus the applicable margin. The applicable margin remains unchanged from the original credit agreement.

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

Borrowings under the Mountaineer 2023 Credit Agreement bear interest, subject to our election, at either (i) the base rate, defined as the highest of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) the adjusted term SOFR rate for a one-month tenor plus 1%, in each case, plus the applicable margin or (ii) the adjusted term SOFR rate plus the applicable margin. The applicable margin for base rate loans ranges from 0% to 1.25%, and for SOFR loans from 1.00% to 2.25%, depending on the debt rating of Mountaineer. The adjusted term SOFR rate is defined as the term SOFR reference rate for the selected interest period, plus 0.10% per annum for a one-month interest period, 0.15% per annum for a three-month interest period, or 0.25% per annum for a six-month interest period.

Dividends and Repurchases of Common Stock

On November 17, 2022, UGI’s Board of Directors declared a cash dividend equal to $0.36 per common share. The dividend was paid on January 1, 2023, to shareholders of record on December 15, 2022. On February 1, 2023, UGI’s Board of Director’s declared a quarterly dividend of $0.36 per common share. The dividend is payable April 1, 2023, to shareholders of record on March 15, 2023.

On February 2, 2022, UGI’s Board of Directors authorized an extension of an existing share repurchase program for up to 8 million shares of UGI Common Stock for an additional four-year period, expiring in February 2026. Pursuant to such authorization, during the three months ended December 31, 2022, the Company purchased 0.3 million shares on the open market at a total purchase price of approximately $12 million.

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

Operating Activities. Year-to-year variations in our cash flows from operating activities can be significantly affected by changes in operating working capital, especially during periods with significant changes in energy commodity prices. Cash flow used by operating activities was $240 million in the 2022 three-month period compared to $594 million in the 2021 three-month period. Cash flow from operating activities before changes in operating working capital was $491 million in the 2022 three-month period compared to $330 million in the 2021 three-month period. Cash used to fund changes in operating working capital totaled $731 million in the 2022 three-month period compared to $924 million in the 2021 three-month period. The

UGI CORPORATION AND SUBSIDIARIES
decrease in cash used to fund operating working capital changes in the 2022 three-month period principally reflects lower cash required to fund changes in accounts receivable and inventories reflecting in large part the effects of lower commodity prices and lower volumes in the current-year period. Partially offsetting these lower cash requirements were higher cash collateral payments associated with commodity derivative instruments principally reflecting repayments of collateral received in prior periods as a result of the changes in commodity prices.

Investing Activities. Investing activity cash flow is principally affected by cash expenditures for property, plant and equipment; cash paid for acquisitions of businesses and assets; investments in equity method investees; and cash proceeds from sales and retirements of property, plant and equipment. Cash flow used by investing activities was $271 million in the 2022 three-month period compared to $154 million in the 2021 three-month period. Cash expenditures for property, plant and equipment were $210 million in the 2022 three-month period compared with $186 million in the 2021 three-month period principally reflecting higher cash capital expenditures in our Utilities segment. Investments in equity method investments during the 2022 three-month period include our continuing investments in renewable energy projects. Cash inflows associated with investing activities during the 2021 three-month period includes cash received from the settlement of certain forward foreign currency contracts.

Financing Activities. Changes in cash flow from financing activities are primarily due to issuances and repayments of long-term debt; net short-term borrowings; dividends on UGI Common Stock; quarterly payments on outstanding Purchase Contracts; and issuances and repurchases of equity instruments.

Cash flow provided by financing activities was $548 million in the 2022 three-month period compared to $234 million in the 2021 three-month period. The higher cash flow from financing activities in the 2022 three-month period is due to higher short-term borrowings of which a large portion of the proceeds were used to fund derivative commodity instrument collateral repayments and restricted cash margin requirements in commodity futures brokerage accounts. Cash flow from financing activities in the prior-year period includes the effects of the refinancing of senior notes at UGI International.

UTILITY REGULATORY MATTERS

UGI Utilities. On January 27, 2023, Electric Utility filed a rate request with the PAPUC to increase its annual base distribution revenues by $11 million. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable electric service. Electric Utility requested that the new electric rates become effective March 28, 2023. However, the PAPUC typically suspends the effective date for general base rate proceedings for a period not to exceed nine months after the filing date to allow for the investigation and public hearing. The Company cannot predict the timing or the ultimate outcome of the rate case review process.
On January 28, 2022, PA Gas Utility filed a request with the PAPUC to increase its base operating revenues for residential, commercial and industrial customers by $83 million annually. On September 15, 2022, the PAPUC issued a final order approving a settlement providing for a $49 million annual base distribution rate increase for PA Gas Utility, through a phased approach, with $38 million beginning October 29, 2022 and an additional $11 million beginning October 1, 2023. In accordance with the terms of the final order, PA Gas Utility will not be permitted to file a rate case prior to January 1, 2024. Also in accordance with the terms of the final order, PA Gas Utility was authorized to implement a weather normalization adjustment rider as a 5-year pilot program beginning on November 1, 2022. Under this rider, when weather deviates from normal by more than 3%, residential and small commercial customer billings for distribution services are adjusted monthly for weather related impacts exceeding the 3% threshold. Additionally, under the terms of the final order, PA Gas Utility was authorized to implement a DSIC once its total property, plant and equipment less accumulated depreciation reached $3,368 million (which threshold was achieved in September 2022).
On February 8, 2021, Electric Utility filed a rate request with the PAPUC to increase its annual base distribution revenues by $9 million. On October 28, 2021, the PAPUC issued a final Order approving a settlement that permitted Electric Utility, effective November 9, 2021, to increase its base distribution revenues by $6 million.
Mountaineer. On February 1, 2023, Mountaineer filed a Notice of Intent to File a General Rate Case with the WVPSC.

On July 29, 2022, Mountaineer submitted its 2022 IREP filing to the WVPSC requesting recovery of costs associated with capital investments totaling $354 million over the 2023 - 2027 five-year period, including $64 million in calendar year 2023. On November 16, 2022, Mountaineer and the intervening parties submitted a Joint Stipulation and Agreement for Settlement to the WVPSC requesting approval of 2023 IREP revenue of $22 million to be charged effective January 1, 2023, which includes the recovery of a $1 million under-recovery of 2021 IREP revenue. On December 21, 2022, the WVPSC issued an order approving the Joint Stipulation and Agreement for Settlement as filed.

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

Our variable-rate debt at December 31, 2022, includes revolving credit facility borrowings and variable-rate term loans at UGI International, Utilities, Energy Services and UGI Corporation. These debt agreements have interest rates that are generally indexed to short-term market interest rates. We have entered into pay-fixed, receive-variable interest rate swap agreements on all or a significant portion of the term loans’ principal balances and all or a significant portion of the term loans’ tenor. We have designated these interest rate swaps as cash flow hedges. At December 31, 2022, combined borrowings outstanding under variable-rate debt agreements, excluding the previously mentioned effectively fixed-rate debt, totaled $1,774 million.

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
Foreign Currency Exchange Rate Risk
Our primary currency exchange rate risk is associated with the USD versus the euro and, to a lesser extent, the USD versus the British pound sterling. The USD value of our foreign currency denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. From time to time, we use derivative instruments to hedge portions of our net investments in foreign subsidiaries, including anticipated foreign currency denominated dividends. Gains or losses on these net investment hedges remain in AOCI until such foreign operations are sold or liquidated. With respect to our net investments in our UGI International operations, a 10% decline in the value of the associated foreign currencies versus the USD would reduce their aggregate net book value at December 31, 2022, by approximately $105 million, which amount would be reflected in other comprehensive income. We have designated certain euro-denominated borrowings as net investment hedges.
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
We have concentrations of credit risk associated with derivative instruments and we evaluate the creditworthiness of our derivative counterparties on an ongoing basis. As of December 31, 2022, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was $772 million. In general, many of our over-the-counter derivative instruments and all exchange contracts call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At December 31, 2022, we had received cash collateral from derivative instrument counterparties totaling $108 million. In addition, we may have offsetting derivative liabilities and certain accounts payable balances with certain of these counterparties, which further mitigates the previously mentioned maximum amount of losses. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At December 31, 2022, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.
The following table summarizes the fair values of unsettled market risk sensitive derivative instrument assets (liabilities) held at December 31, 2022 and changes in their fair values due to market risks. Certain of UGI Utilities’ commodity derivative instruments are excluded from the table below because any associated net gains or losses are refundable to or recoverable from customers in accordance with UGI Utilities ratemaking.

	Asset (Liability)
(Millions of dollars)	Fair Value	Change in Fair Value
December 31, 2022
Commodity price risk (1)	$242	$(214)
Interest rate risk (2)	$63	$(9)
Foreign currency exchange rate risk (3)	$31	$(43)

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

ITEM 1A. RISK FACTORS

In addition to the information presented in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2022 Annual Report, which could materially affect our business, financial condition or future results. The risks described below and in our 2022 Annual Report are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

Our energy marketing business in Europe may continue to be dramatically disrupted by extreme prices and volatility in the natural gas and power markets in Europe, which have resulted in, and may continue to result in, a material negative impact on our financial results. Our natural gas and power marketing businesses have traditionally relied upon stable price and availability conditions. The European energy markets have entered in an unprecedented state of volatility. In addition to the pre-existing natural gas supply shortages, the war between Russia and Ukraine and the resulting substantial reduction of natural gas imports from Russia to Europe have led to significant volatility in the costs of both wholesale gas and power, and have created new risks that we have experienced and expect to continue to experience in Fiscal 2023 within our European energy marketing business. These risks include: (i) the ability to economically support the traditional fixed price and full requirement contracts of customers due to the significant increased cost to purchase incremental additional volumes consumed in excess of expectations; (ii) the ability to service typical portfolio needs with standard trading activities due to the limitations on purchasing cost effective services in the market; (iii) the ability to pass increased costs, including balancing costs, onto customers due, among other things, to timing, regulatory and contractual constraints, and (iv) the ability to maintain hedging services to customers due to the margining and liquidity constraints as well as maximum trading limits implemented by clearing banks on supplier counterparties. As a result, UGI is considering all scenarios with respect to the future of its energy marketing business in Europe, including exit and wind down. On October 25, 2022, UGI announced the sale of its energy marketing business in the United Kingdom and in November 2022, UGI announced its intent to sell its energy marketing business located in France, with a definitive agreement expected to be signed in the first quarter of Fiscal 2023, which did not occur. In December 2022, the Company announced that the negotiations with the potential buyer for the French energy marketing business had ceased and the exit of that business would be delayed. Further, in November 2022, the Company announced its intent to wind down its energy marketing businesses in Belgium and the Netherlands. The risks identified with respect to our energy marketing business in Europe have resulted in and may continue to have a material negative impact on our financial results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to the Company’s repurchases of its common stock during the quarter ended December 31, 2022.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2022 to October 31, 2022	—	$0.00	—	7.10 million
November 1, 2022 to November 30, 2022	—	$0.00	—	7.10 million
December 1, 2022 to December 31, 2022	300,000	$38.85	300,000	6.80 million
Total	300,000		300,000

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

UGI CORPORATION AND SUBSIDIARIES
ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.1	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement between UGI Corporation and Mr. Robert F. Beard.

10.2	First Amendment to Credit Agreement, dated December 13, 2022, by and among UGI Utilities, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent.	UGI	Form 8-K (12/13/22)	10.1

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2022, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2022, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2022, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

UGI CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

10.1	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement between UGI Corporation and Mr. Robert F. Beard.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2022, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2022, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2022, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

UGI CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UGI Corporation
(Registrant)

Date:	February 2, 2023	By:	/s/ Ted J. Jastrzebski
Ted J. Jastrzebski
Chief Financial Officer

Date:	February 2, 2023	By:	/s/ Jean Felix Tematio Dontsop
Jean Felix Tematio Dontsop
Vice President, Chief Accounting Officer
and Corporate Controller