Form 10-Q
period 2023-03-31
UGI CORP /PA/
filed 2023-05-04
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
At April 30, 2023, there were 209,328,319 shares of UGI Corporation Common Stock, without par value, outstanding.

UGI CORPORATION AND SUBSIDIARIES

i

GLOSSARY OF TERMS AND ABBREVIATIONS

Terms and abbreviations used in this Form 10-Q are defined below:

UGI Corporation and Related Entities

AmeriGas OLP - AmeriGas Propane, L.P., the principal operating subsidiary of AmeriGas Partners
AmeriGas Partners - AmeriGas Partners, L.P., a Delaware limited partnership and an indirect wholly owned subsidiary of UGI; also referred to, together with its consolidated subsidiaries, as the “Partnership”
AmeriGas Propane - Reportable segment comprising AmeriGas Propane, Inc. and its subsidiaries, including AmeriGas Partners and AmeriGas OLP
AmeriGas Propane, Inc. - A wholly owned second-tier subsidiary of UGI and the general partner of AmeriGas Partners
AvantiGas - AvantiGas Limited, an indirect wholly owned subsidiary of UGI International, LLC
Company - UGI and its consolidated subsidiaries collectively
DVEP - DVEP Investeringen B.V., an indirect wholly owned subsidiary of UGI International, LLC
Electric Utility - UGI Utilities’ regulated electric distribution utility
Energy Services - UGI Energy Services, LLC, a wholly owned subsidiary of Enterprises
Enterprises - UGI Enterprises, LLC, a wholly owned subsidiary of UGI
ESFC - Energy Services Funding Corporation, a wholly owned subsidiary of Energy Services
Flaga - Flaga GmbH, an indirect wholly owned subsidiary of UGI International, LLC
Gas Utility - UGI’s regulated natural gas businesses, inclusive of PA Gas Utility and WV Gas Utility
GHI - GHI Energy, LLC, a Houston-based RNG company and indirect wholly owned subsidiary of Energy Services
MBL Bioenergy - MBL Bioenergy, LLC
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
2022 Annual Report - UGI Annual Report on Form 10-K for the fiscal year ended September 30, 2022
2022 six-month period - Six months ended March 31, 2022
2022 three-month period - Three months ended March 31, 2022
2023 six-month period - Six months ended March 31, 2023
2023 three-month period - Three months ended March 31, 2023
2024 Purchase Contract - A forward stock purchase contract issued by UGI Corporation as a part of the issuance of Equity Units which obligates holders to purchase a number of shares of UGI Common Stock from the Company on June 1, 2024
2022 AmeriGas OLP Credit Agreement - Entered into by AmeriGas OLP providing for borrowings of up to $600 million, with the option to increase to a maximum principal amount of $900 million assuming certain conditions are met, including a letter of credit subfacility of up to $100 million
AOCI - Accumulated Other Comprehensive Income (Loss)
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
DSIC - Distribution System Improvement Charge
Energy Services Amended Term Loan Credit Agreement - The first amendment to the Energy Services Term Loan Credit Agreement, entered into on February 23, 2023, comprising of an $800 million variable-rate term loan with a final maturity of February 2030

Energy Services Term Loan Credit Agreement - A seven-year $700 million variable senior secured term loan agreement entered into on August 13, 2019 by Energy Services
Equity Unit - A corporate unit consisting of a 2024 Purchase Contract and 1/10th or 10% undivided interest in one share of Convertible Preferred Stock
Exchange Act - Securities Exchange Act of 1934, as amended
FDIC - Federal Deposit Insurance Corporation
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
NPNS - Normal purchase and normal sale
NTSB - National Transportation Safety Board
NYDEC - New York State Department of Environmental Conservation
NYMEX - New York Mercantile Exchange
OSHA - Occupational Safety and Health Administration
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
U.S. - United States of America
UGI International 2023 Credit Facilities Agreement – A five-year unsecured senior facilities agreement entered into in March 2023 comprising a €300 million variable-rate term loan facility and a €500 million multicurrency revolving credit facility scheduled to expire in March 2028

UGI International Credit Facilities Agreement - A five-year unsecured senior facilities agreement entered into in October 2018, by UGI International, LLC comprising a €300 million term loan facility and a €300 million revolving credit facility, scheduled to expire in October 2023. Paid off in full and terminated concurrently with the execution of the UGI International 2023 Credit Facilities Agreement
UGI Utilities Credit Agreement - A five-year unsecured revolving credit agreement entered into by UGI Utilities on June 27, 2019 providing for borrowings up to $350 million, including a letter of credit subfacility of up to $100 million, scheduled to expire in June 2024. On December 13, 2022, UGI Utilities entered into an amendment to UGI Utilities Credit Agreement, providing for borrowings up to $425 million and to replace the use of LIBOR with SOFR
USD - U.S. dollar
WVPSC - Public Service Commission of West Virginia

UGI CORPORATION AND SUBSIDIARIES
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Millions of dollars)

	March 31, 2023	September 30, 2022	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$321	$405	$718
Restricted cash	82	64	55
Accounts receivable (less allowances for doubtful accounts of $80, $64 and $70, respectively)	1,487	1,127	1,690
Accrued utility revenues	94	23	77
Income taxes receivable	36	128	128
Inventories	433	665	398
Derivative instruments	110	865	877
Held for sale assets	8	295	—
Prepaid expenses and other current assets	189	230	211
Total current assets	2,760	3,802	4,154
Property, plant and equipment, (less accumulated depreciation of $4,427, $4,166 and $4,117, respectively)	8,255	8,040	7,812
Goodwill	3,709	3,612	3,722
Intangible assets, net	472	500	545
Utility regulatory assets	314	301	372
Derivative instruments	67	565	340
Other assets	852	755	832
Total assets	$16,429	$17,575	$17,777
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$62	$149	$130
Short-term borrowings	453	368	447
Accounts payable	757	891	915
Derivative instruments	117	144	69
Held for sale liabilities	—	19	—
Other current liabilities	884	873	938
Total current liabilities	2,273	2,444	2,499
Long-term debt	6,702	6,483	6,390
Deferred income taxes	958	1,305	1,306
Derivative instruments	48	50	40
Other noncurrent liabilities	1,234	1,219	1,332
Total liabilities	11,215	11,501	11,567
Commitments and contingencies (Note 9)
Equity:
UGI Corporation stockholders’ equity:
Preferred stock, without par value (authorized – 5,000,000 shares; issued – 220,000, 220,000 and 220,000 Series A shares, respectively)	167	162	161
UGI Common Stock, without par value (authorized — 450,000,000 shares; issued — 210,730,077, 210,560,494 and 210,127,957 shares, respectively)	1,492	1,483	1,465
Retained earnings	3,842	4,841	4,757
Accumulated other comprehensive loss	(241)	(380)	(178)
Treasury stock, at cost	(55)	(40)	(5)
Total UGI Corporation stockholders’ equity	5,205	6,066	6,200
Noncontrolling interests	9	8	10
Total equity	5,214	6,074	6,210
Total liabilities and equity	$16,429	$17,575	$17,777
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Revenues	$3,106	$3,466	$5,865	$6,139
Costs and expenses:
Cost of sales (excluding depreciation and amortization shown below)	2,148	1,470	5,254	3,590
Operating and administrative expenses	587	553	1,116	1,067
Depreciation and amortization	132	128	263	257
Loss on disposal of U.K. energy marketing business	—	—	215	—
Other operating income, net	(16)	(17)	(34)	(39)
	2,851	2,134	6,814	4,875
Operating income (loss)	255	1,332	(949)	1,264
Income from equity investees	—	5	1	13
Loss on extinguishment of debt	—	—	—	(11)
Other non-operating income (expense), net	2	11	(26)	21
Interest expense	(93)	(82)	(185)	(163)
Income (loss) before income taxes	164	1,266	(1,159)	1,124
Income tax (expense) benefit	(54)	(332)	315	(286)
Net income (loss) including noncontrolling interests	110	934	(844)	838
Deduct net income attributable to noncontrolling interests	—	(1)	—	(2)
Net income (loss) attributable to UGI Corporation	$110	$933	$(844)	$836
Loss per common share attributable to UGI Corporation stockholders:
Basic	$0.52	$4.44	$(4.02)	$3.98
Diluted	$0.51	$4.32	$(4.02)	$3.87
Weighted-average common shares outstanding (thousands):
Basic	209,857	210,163	209,902	209,919
Diluted	216,120	215,928	209,902	215,936
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Millions of dollars)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net income (loss) including noncontrolling interests	$110	$934	$(844)	$838
Other comprehensive income (loss):
Net (losses) gains on derivative instruments (net of tax of $6, $(12), $5 and $(14), respectively)	(15)	24	(12)	34
Reclassifications of net (gains) losses on derivative instruments (net of tax of $2, $(1), $4 and $(3), respectively)	(5)	6	(10)	10
Foreign currency adjustments (net of tax of $(1), $(9), $29 and $(13), respectively)	10	(53)	161	(85)
Benefit plans (net of tax of $0, $0, $0 and $(1), respectively)	—	1	—	3
Other comprehensive (loss) income	(10)	(22)	139	(38)
Comprehensive income (loss) including noncontrolling interests	100	912	(705)	800
Deduct comprehensive income attributable to noncontrolling interests	—	(1)	—	(2)
Comprehensive income (loss) attributable to UGI Corporation	$100	$911	$(705)	$798

See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Millions of dollars)

	Six Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income including noncontrolling interests	$(844)	$838
Adjustments to reconcile net (loss) income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	263	257
Deferred income tax (benefit) expense, net	(346)	160
Provision for uncollectible accounts	36	33
Changes in unrealized gains and losses on derivative instruments	1,713	(341)
Loss on disposal of U.K. energy marketing business	215	—
Impairment of assets	19	—
Loss on extinguishment of debt	—	11
Income from equity investees	(1)	(13)
Settlement of Energy Services interest rate swap	32	—
Other, net	2	15
Net change in:
Accounts receivable and accrued utility revenues	(450)	(943)
Income taxes receivable	91	—
Inventories	254	64
Utility deferred fuel and power costs, net of changes in unsettled derivatives	40	—
Accounts payable	(148)	106
Derivative instruments collateral deposits (paid) received	(453)	138
Other current assets	21	38
Other current liabilities	(20)	37
Net cash provided by operating activities	424	400
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(414)	(355)
Acquisitions of businesses and assets, net of cash and restricted cash acquired	(9)	(188)
Investments in equity method investees	(63)	(10)
Settlements of net investment hedges	22	13
Other, net	(9)	25
Net cash used by investing activities	(473)	(515)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(151)	(145)
Issuances of long-term debt, net of discount and issuance costs	1,277	644
Repayments of long-term debt and finance leases, including redemption premiums	(1,219)	(552)
Increase in short-term borrowings	53	80
Receivables Facility net borrowings	15	—
Payments on Purchase Contracts	(8)	(8)
Issuances of UGI Common Stock	9	6
Repurchases of UGI Common Stock	(22)	—
Net cash (used) provided by financing activities	(46)	25
Effect of exchange rate changes on cash, cash equivalents and restricted cash	29	(14)
Cash, cash equivalents and restricted cash decrease	$(66)	$(104)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash at end of period	$403	$773
Cash, cash equivalents and restricted cash at beginning of period	469	877
Cash, cash equivalents and restricted cash decrease	$(66)	$(104)
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Preferred stock, without par value
Balance, beginning of period	$167	$214	$162	$213
Cumulative effect of change in accounting - ASU 2020-06 (Note 3)	—	—	5	—
Other	—	(53)	—	(52)
Balance, end of period	$167	$161	$167	$161
Common stock, without par value
Balance, beginning of period	$1,482	$1,402	$1,483	$1,394
Common Stock issued in connection with employee and director plans, net of tax withheld	4	3	6	8
Equity-based compensation expense	6	7	9	10
Cumulative effect of change in accounting - ASU 2020-06 (Note 3)	—	—	(6)	—
Other	—	53	—	53
Balance, end of period	$1,492	$1,465	$1,492	$1,465
Retained earnings
Balance, beginning of period	$3,808	$3,908	$4,841	$4,081
Cumulative effect of change in accounting - ASU 2020-06 (Note 3)	—	—	1	—
Losses on common stock transactions in connection with employee and director plans	(1)	(11)	(5)	(15)
Net income (loss) attributable to UGI Corporation	110	933	(844)	836
Cash dividends on UGI Common Stock ($0.36, $0.345, $0.72 and $0.69, respectively)	(75)	(73)	(151)	(145)
Balance, end of period	$3,842	$4,757	$3,842	$4,757
Accumulated other comprehensive income (loss)
Balance, beginning of period	$(231)	$(156)	$(380)	$(140)
Net (losses) gains on derivative instruments	(15)	24	(12)	34
Reclassification of net (gains) losses on derivative instruments	(5)	6	(10)	10
Benefit plans	—	1	—	3
Foreign currency adjustments	10	(53)	161	(85)
Balance, end of period	$(241)	$(178)	$(241)	$(178)
Treasury stock
Balance, beginning of period	$(46)	$(19)	$(40)	$(26)
Common Stock issued in connection with employee and director plans, net of tax withheld	1	23	7	30
Repurchases of UGI Common Stock	(10)	—	(22)	—
Reacquired UGI Common Stock - employee and director plans	—	(9)	—	(9)
Balance, end of period	$(55)	$(5)	$(55)	$(5)
Total UGI stockholders’ equity	$5,205	$6,200	$5,205	$6,200
Noncontrolling interests
Balance, beginning of period	$8	$10	$8	$9
Net income attributable to noncontrolling interests	—	1	—	2
Other	1	(1)	1	(1)
Balance, end of period	$9	$10	$9	$10
Total equity	$5,214	$6,210	$5,214	$6,210
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

UGI International, LLC, through its subsidiaries and affiliates, conducts (1) an LPG distribution business throughout much of Europe and (2) an energy marketing business in France, Belgium, and the Netherlands. These businesses are conducted principally through our subsidiaries, UGI France, Flaga, AvantiGas, DVEP and UniverGas. See Note 5 for additional information regarding the energy marketing businesses at UGI International.

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

	March 31, 2023	March 31, 2022
Cash and cash equivalents	$321	$718
Restricted cash	82	55
Cash, cash equivalents and restricted cash	$403	$773

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Earnings Per Common Share. Basic earnings per share attributable to UGI stockholders reflect the weighted-average number of common shares outstanding. Diluted earnings per share attributable to UGI stockholders include the effects of dilutive stock options, common stock awards and Equity Units. Shares used in computing basic and diluted earnings per share are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Denominator (thousands of shares):
Weighted-average common shares outstanding — basic	209,857	210,163	209,902	209,919
Incremental shares issuable for stock options, common stock awards and Equity Units (a)	6,263	5,765	—	6,017
Weighted-average common shares outstanding — diluted	216,120	215,928	209,902	215,936
(a)For the three months ended March 31, 2023, 5,980 shares associated with outstanding stock option awards were excluded from the computation of diluted earnings per share because their effect was antidilutive. For the six months ended March 31, 2023, 6,348 of such shares have been excluded as such incremental shares would be antidilutive due to the net loss for the period. For the three and six months ended March 31, 2022, 6,535 shares associated with outstanding stock option awards were excluded from the computation of diluted earnings per share because their effect was antidilutive.

Equity Method Investments. We account for privately held equity securities of entities without readily determinable fair values in which we do not have control, but have significant influence over operating and financial policies, under the equity method. These are included in "Other assets" on the Condensed Consolidated Balance Sheets. Equity method earnings are included in "Income from equity method investees" on the Condensed Consolidated Statements of Income. Our equity method investments primarily comprise MBL Bioenergy, Pine Run and other equity method investments in biomass and other renewable energy projects.

MBL Bioenergy. The Company has an approximate 99.99% interest in MBL Bioenergy, a company jointly owned by UGI Dakota, LLC, Sevana Bioenergy and a subsidiary of California Bioenergy. The sole purpose of MBL Bioenergy is the development of RNG projects in South Dakota comprising three dairy waste anaerobic digester systems. MBL Bioenergy is a variable interest entity whereby the Company has determined that it is not the primary beneficiary since it does not direct the activities that most significantly impact the entity’s economic performance. The carrying value of our investment in MBL Bioenergy at March 31, 2023 and 2022 was $78 and $0, respectively.

Pine Run. The Company has an approximately 49% interest in Pine Run, a company jointly owned by Stonehenge Energy Resources and UGI Pine Run LLC. Pine Run owns Pine Run Midstream which operates dry gas gathering pipelines and compression assets in western Pennsylvania. The carrying value of our investment in Pine Run at March 31, 2023 and 2022 was $72 and $65, respectively.

Pennant. At March 31, 2022, the carrying value of our investment in Pennant was $97. During Fiscal 2022, UGI through Energy Services, completed the Pennant Acquisition in which Energy Services acquired the remaining 53% of the equity interests in Pennant. The acquisition of the remaining interests was accounted for as an acquisition of assets, and the purchase price of approximately $61 was primarily allocated to property, plant and equipment.

Other Equity Method Investments. Our other equity method investments totaled $69 and $26 at March 31, 2023 and 2022, respectively, and principally comprise of a number of investments in biomass and other renewable energy projects at Midstream & Marketing and a renewable energy joint venture at UGI International. Our maximum exposure to loss related to these investments is limited to the amount invested.

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

With respect to the AmeriGas Propane reporting unit’s Fiscal 2022 impairment test, we determined that AmeriGas Propane’s fair value exceeded its carrying value by approximately 30%. While the Company believes that the judgments used in that quantitative assessment of AmeriGas Propane’s fair value were reasonable based upon currently available facts and circumstances, if AmeriGas Propane were not able to achieve its anticipated results and/or if its weighted average cost of capital were to increase, its fair value would be adversely affected, which may result in an impairment. During the interim period ended March 31, 2023, AmeriGas Propane did not achieve its forecasted results and the weighted average cost of capital increased from the Fiscal 2022 impairment test. While these developments caused a decrease in the fair value of the AmeriGas Propane reporting unit, the Company has concluded that the decrease would not result in the carrying value of the reporting unit to exceed the estimated fair value. As a result, the Company has concluded that it is not more likely than not that the fair value of the AmeriGas Propane reporting unit is below its carrying amount as of March 31, 2023. There is approximately $2 billion of goodwill in this reporting unit as of March 31, 2023. The Company will continue to monitor its reporting units and related goodwill for any possible future non-cash impairment charges.

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

Upon adoption, we reclassified $6 from Common Stock to Preferred Stock associated with the previously separated equity-classified beneficial conversion feature, which was accounted for as a deemed dividend. The increase to Preferred Stock was partially offset by an increase of $1 to opening retained earnings for the previously recognized non-cash amortization of the beneficial conversion feature. The ASU 2020-06 also removes the presumption of cash settlement for contracts that may be settled in cash or shares. In accordance with the new guidance, we included the dilutive impact of the quarterly contract adjustment payment liability associated with the 2024 Purchase Contracts, which may be settled in cash or shares, in our computation of weighted average diluted common shares outstanding. The adoption of the new guidance did not, and is not expected to, have a material impact on our consolidated financial statements.

Note 4 — Revenue from Contracts with Customers

The Company recognizes revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. See Note 4 in the Company’s 2022 Annual Report for additional information on our revenues from contracts with customers.

Revenue Disaggregation

The following tables present our disaggregated revenues by reportable segment:

Three Months Ended March 31, 2023	Total	Eliminations (a)	AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$424	$—	$—	$—	$—	$424	$—
Commercial & Industrial	177	—	—	—	—	177	—
Large delivery service	53	—	—	—	—	53	—
Off-system sales and capacity releases	45	(28)	—	—	—	73	—
Other	16	(1)	—	—	—	17	—
Total Utility	715	(29)	—	—	—	744	—
Non-Utility:
LPG:
Retail	1,328	—	755	573	—	—	—
Wholesale	109	—	45	64	—	—	—
Energy Marketing	740	(39)	—	281	498	—	—
Midstream:
Pipeline	66	—	—	—	66	—	—
Peaking	10	(58)	—	—	68	—	—
Other	4	—	—	—	4	—	—
Electricity Generation	2	—	—	—	2	—	—
Other	67	—	47	20	—	—	—
Total Non-Utility	2,326	(97)	847	938	638	—	—
Total revenues from contracts with customers	3,041	(126)	847	938	638	744	—
Other revenues (b)(c)	65	(2)	20	10	—	30	7
Total revenues	$3,106	$(128)	$867	$948	$638	$774	$7

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Six Months Ended March 31, 2023	Total	Eliminations (a)	AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$760	$—	$—	$—	$—	$760	$—
Commercial & Industrial	309	—	—	—	—	309	—
Large delivery service	100	—	—	—	—	100	—
Off-system sales and capacity releases	77	(61)	—	—	—	138	—
Other	26	(1)	—	—	—	27	—
Total Utility	1,272	(62)	—	—	—	1,334	—
Non-Utility:
LPG:
Retail	2,444	—	1,389	1,055	—	—	—
Wholesale	211	—	96	115	—	—	—
Energy Marketing	1,518	(116)	—	599	1,035	—	—
Midstream:
Pipeline	131	—	—	—	131	—	—
Peaking	27	(97)	—	—	124	—	—
Other	7	—	—	—	7	—	—
Electricity Generation	10	—	—	—	10	—	—
Other	142	—	104	38	—	—	—
Total Non-Utility	4,490	(213)	1,589	1,807	1,307	—	—
Total revenues from contracts with customers	5,762	(275)	1,589	1,807	1,307	1,334	—
Other revenues (b)(c)	103	(2)	44	18	—	32	11
Total revenues	$5,865	$(277)	$1,633	$1,825	$1,307	$1,366	$11

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
(c)Includes the impact of the weather normalization adjustment rider, a five-year pilot program beginning on November 1, 2022 for PA Gas Utility. See Note 7 for additional information.

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
Contract liabilities arise when payment from a customer is received before the performance obligations have been satisfied and represent the Company’s obligations to transfer goods or services to a customer for which we have received consideration. The balances of contract liabilities were $126, $164 and $100 at March 31, 2023, September 30, 2022 and March 31, 2022, respectively, and are included in “Other current liabilities” and “Other noncurrent liabilities” on the Condensed Consolidated

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Balance Sheets. Revenues recognized for the six months ended March 31, 2023 and 2022, from the amounts included in contract liabilities at September 30, 2022 and 2021, were $119 and $112, respectively.

Remaining Performance Obligations
The Company excludes disclosures related to the aggregate amount of the transaction price allocated to certain performance obligations that are unsatisfied as of the end of the reporting period because these contracts have an initial expected term of one year or less, or we have a right to bill the customer in an amount that corresponds directly with the value of services provided to the customer to date. Certain contracts with customers at Midstream & Marketing and Utilities contain minimum future performance obligations through 2047 and 2053, respectively. At March 31, 2023, Midstream & Marketing and Utilities expect to record approximately $2.2 billion and $0.2 billion of revenues, respectively, related to the minimum future performance obligations over the remaining terms of the related contracts.

Note 5 — Dispositions and Acquisition

UGI International Energy Marketing Businesses

Sale of U.K. Energy Marketing Business. On October 21, 2022, UGI International, through a wholly-owned subsidiary, sold its natural gas marketing business located in the U.K. for a net cash payment of $19 which includes certain working capital adjustments. In conjunction with the sale, during the first quarter of Fiscal 2023, the Company recorded a pre-tax loss of $215 ($151 after-tax) substantially all of which loss was due to the non-cash transfer of commodity derivative instruments associated with the business. At the date of closing of the sale, these commodity derivative instruments had a net carrying value of $206 which is attributable to net unrealized gains on such instruments. At September 30, 2022, these derivative instruments were classified as held for sale assets on the Condensed Consolidated Balance Sheet and a net carrying value of $276. The change in the carrying value of these derivative instruments between September 30, 2022 and October 21, 2022 resulted from changes in their fair values during that period.

Other UGI International Energy Marketing Businesses. In November 2022, the Company announced that it expected to sign a definitive agreement during the first quarter of Fiscal 2023 to sell its energy marketing business in France. In December 2022, the Company announced that it no longer expected to sign a definitive agreement during the first quarter of Fiscal 2023 as extended negotiations with the potential buyer had been discontinued. The Company continues to pursue the sale of its energy marketing business in France, as well as the wind-down of its energy marketing business located in Belgium and the Netherlands. At March 31, 2023, the sale of our energy marketing business in France was not considered probable of occurring within one year and, as such, assets and liabilities associated with this business were not classified as held for sale on the Condensed Consolidated Balance Sheet.

During the first quarter of Fiscal 2023, the Company recorded a $19 pre-tax impairment charge to reduce the carrying values of certain assets associated with its energy marketing business in the Netherlands, comprising property, plant and equipment and intangible assets. The impairment charge is reflected in “Operating and administrative expenses” on the Condensed Consolidated Statement of Income and included in the UGI International segment.

Acquisitions of Assets

Stonehenge. On January 27, 2022, UGI, through Energy Services, completed the Stonehenge Acquisition in which Energy Services acquired all of the equity interests in Stonehenge for total cash consideration of approximately $190. The Stonehenge business includes a natural gas gathering system, located in western Pennsylvania, with more than 47 miles of pipeline and associated compression assets. The Stonehenge Acquisition is consistent with our growth strategies, including expanding our midstream natural gas gathering assets within the Appalachian basin production region. The Stonehenge Acquisition was funded using available cash. This transaction has been accounted for as an acquisition of assets, and the purchase price has been primarily allocated to property, plant and equipment. We refer to Stonehenge and its assets as “UGI Moraine East.”

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 6 — Inventories

Inventories comprise the following:

	March 31, 2023	September 30, 2022	March 31, 2022
Non-utility LPG and natural gas	$230	$335	$253
Gas Utility natural gas	20	166	6
Energy certificates	76	70	63
Materials, supplies and other	107	94	76
Total inventories	$433	$665	$398

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

	March 31, 2023	September 30, 2022	March 31, 2022
Regulatory assets (a):
Income taxes recoverable	$94	$83	$148
Underfunded pension plans	118	114	104
Environmental costs	34	37	55
Deferred fuel and power costs	38	32	6
Removal costs, net	22	22	22
Other	53	52	49
Total regulatory assets	$359	$340	$384
Regulatory liabilities (a):
Postretirement benefit overcollections	$10	$11	$12
Deferred fuel and power refunds	28	3	17
State tax benefits — distribution system repairs	39	38	34
Excess federal deferred income taxes	262	279	283
Other	6	4	14
Total regulatory liabilities	$345	$335	$360
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

The WVPSC, in an effort to mitigate the impact of WV Gas Utility’s 2022 PGA rate increase to customers, delayed the effective date in 2022 from November 1 to December 1 and deferred $12 of unrecovered gas costs in determining the rates to be charged to the various customer classes effective December 1, 2022. Additionally, in order to lower winter bills for residential customers, the WVPSC removed transportation and storage costs from the volumetric rate and created a fixed monthly pipeline demand charge applicable only to residential customers. On April 12, 2023, the WVPSC issued a final Order that increased the PGA rate, which included the unrecovered gas cost balance initially deferred in the interim order, and continued the fixed monthly demand charge for residential customers.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

PA Gas Utility uses derivative instruments to reduce volatility in the cost of gas it purchases for retail core-market customers. Realized and unrealized gains or losses on natural gas derivative instruments are included in deferred fuel and power costs or refunds. Net unrealized (losses) gains on such contracts at March 31, 2023, September 30, 2022 and March 31, 2022 were $(17), $5 and $21, respectively.

Other Regulatory Matters

UGI Utilities. On January 27, 2023, Electric Utility filed a request with the PAPUC to increase its annual base distribution revenues by $11. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable electric service. Electric Utility requested that the new electric rates become effective March 28, 2023. The PAPUC issued an Order on March 2, 2023, suspending the effective date for the rate increase to allow for investigation and public hearings. Unless a settlement is reached sooner, this review process is expected to last up to nine months from the date of filing. The Company cannot predict the timing or the ultimate outcome of the rate case review process.
On January 28, 2022, PA Gas Utility filed a request with the PAPUC to increase its base operating revenues for residential, commercial and industrial customers by $83 annually. On September 15, 2022, the PAPUC issued a final order approving a settlement providing for a $49 annual base distribution rate increase for PA Gas Utility, through a phased approach, with $38 beginning October 29, 2022 and an additional $11 beginning October 1, 2023. In accordance with the terms of the final order, PA Gas Utility will not be permitted to file a rate case prior to January 1, 2024. Also in accordance with the terms of the final order, PA Gas Utility was authorized to implement a weather normalization adjustment rider as a five-year pilot program beginning on November 1, 2022. Under this rider, when weather deviates from normal by more than 3%, residential and small commercial customer billings for distribution services are adjusted monthly for weather related impacts exceeding the 3% threshold. Additionally, under the terms of the final order, PA Gas Utility was authorized to implement a DSIC once its total property, plant and equipment less accumulated depreciation reached $3,368 (which threshold was achieved in September 2022).
On February 8, 2021, Electric Utility filed a request with the PAPUC to increase its annual base distribution revenues by $9. On October 28, 2021, the PAPUC issued a final Order approving a settlement that permitted Electric Utility, effective November 9, 2021, to increase its base distribution revenues by $6.
Mountaineer. On March 6, 2023, Mountaineer submitted a base rate case filing with the WVPSC seeking a net revenue increase of $20, which consists of an increase in base rates of $38 and a decrease in the IREP rates of $18 annually to be effective on April 5, 2023. On March 31, 2023 the WVPSC suspended the effective date of the requested rate change increase until January 1, 2024 to allow for a full review of the filing.
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

Note 8 — Debt

AmeriGas Propane. Under the 2022 AmeriGas OLP Credit Agreement, AmeriGas OLP, as borrower, is required to comply with financial covenants related to leverage and interest coverage measured at the Partnership and at AmeriGas OLP. The 2022 AmeriGas OLP Credit Agreement contains an equity cure provision, which allows AmeriGas OLP’s direct or indirect parent, including UGI and its other subsidiaries, to fund capital contributions to eliminate any EBITDA (as defined in the 2022 AmeriGas OLP Credit Agreement) shortfalls that would otherwise result in non-compliance with these financial covenants. Each equity cure is eligible to eliminate such EBITDA shortfalls up to four quarters after contribution. We are permitted to use the equity cure provision five times over the course of the Credit Agreement, twice during any rolling four-quarter period, and not in consecutive quarters.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
As of March 31, 2023, AmeriGas OLP was in breach of the leverage ratio debt covenant and interest coverage ratio, which it cured with the funds received from UGI. UGI made capital contributions to AmeriGas OLP of $20 and $11 on March 31, 2023 and April 24, 2023, respectively, which in aggregate represented one equity cure in accordance with the 2022 AmeriGas OLP Credit Agreement. As a result of these capital contributions, AmeriGas OLP and the Partnership were in compliance with all financial covenants after consideration of the equity cure provision as of March 31, 2023.
UGI also provided an irrevocable letter of support, dated May 4, 2023, whereby UGI has committed to fund any such EBITDA shortfalls and debt service, if any. Based on the support and the projected EBITDA, AmeriGas OLP is expected to remain in compliance with its financial debt covenants for the succeeding twelve-month period.

UGI International 2023 Credit Facilities Agreement. On March 7, 2023, UGI International, LLC and its indirect wholly-owned subsidiary, UGI International Holdings B.V., entered into the UGI International 2023 Credit Facilities Agreement, a five-year unsecured senior facilities agreement, maturing March 7, 2028, with a consortium of banks. The UGI International 2023 Credit Facilities Agreement consists of (1) a €300 variable-rate term loan facility ("Facility A") and (2) a €500 multicurrency revolving credit facility, including a €100 sublimit for swingline loans ("Facility B"). We have designated borrowings under Facility A as a net investment hedge. In connection with the entering into of the UGI International 2023 Credit Facilities Agreement, UGI International, LLC paid off in full and terminated the UGI International Credit Facilities Agreement, dated as of October 18, 2018. The net proceeds from the UGI International 2023 Credit Facilities Agreement were used to refinance the UGI International Credit Facilities Agreement. Borrowings under the multicurrency revolving credit facility may be used to finance the working capital needs of UGI International, LLC and its subsidiaries and for general corporate purposes.

Borrowings under Facility A bear interest at the euro interbank offered rate plus the applicable margin and borrowings under Facility B bear interest at the daily non-cumulative compounded Reference Rate Terms, as defined in the Agreement plus the applicable margin. The applicable margin for Facility A ranges from 1.70% to 3.35%, and for Facility B from 1.35% to 3.35%, and are dependent on the total net leverage ratio of UGI International, LLC and its subsidiaries on a consolidated basis. UGI International, LLC entered into an interest rate swap, effective March 31, 2023, that fixes the underlying market-based interest rate on Facility A at 3.10% through March 2026.

The UGI International 2023 Credit Facilities Agreement requires UGI International, LLC to maintain a consolidated net leverage ratio of not more than 3.85 to 1.00, provided the maximum ratio permitted may be increased to 4.25 to 1.00 for two consecutive testing dates following a permitted acquisition.

Energy Services Amended Term Loan Credit Agreement. On February 23, 2023, Energy Services entered into the Energy Services Amended Term Loan Credit Agreement, the first amendment to the Energy Services Term Loan Credit Agreement, dated August 13, 2019. The Energy Services Amended Term Loan Credit Agreement provides, among other items, that (i) the outstanding principal amount of the loans will be increased by $125 to $800, (ii) the maturity date of the loans shall be extended to February 22, 2030, (iii) Term SOFR (as defined in the Energy Services Amended Term Loan Credit Agreement) shall replace LIBOR as a reference rate and (iv) borrowings under the Energy Services Term Loan Credit Agreement shall bear interest at a floating rate of, at Energy Services’ option, either (x) Term SOFR plus the applicable margin plus a credit spread adjustment of 0.10% or (y) the base rate, as defined in the Agreement, plus the applicable margin. The applicable margin shall be 3.25% per annum for Term SOFR loans and 2.25% per annum for base rate loans. Borrowings under the Energy Services Amended Term Loan Credit Agreement are payable in equal quarterly installments of $2, commencing in March 2023, with the balance of the principal being due and payable in full at maturity.

The Energy Services Amended Term Loan Credit Agreement contains customary covenants and default provisions and requires compliance with certain financial covenants including a minimum debt service coverage ratio as defined in the Agreement.

On March 1, 2023, in connection with the Energy Services Amended Term Loan Credit Agreement, Energy Services terminated and settled its existing interest rate swap derivative instrument associated with the Energy Services Term Loan Credit Agreement at a $32 gain. In accordance with GAAP, this gain has been deferred in AOCI and will be amortized to interest expense over the remaining term of the initial interest rate swap. Energy Services entered into a new interest rate swap, effective March 31, 2023, that fixes the underlying market-based interest rate on this variable-rate term loan at 4.53% through September 2026.

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

Mountaineer Credit Agreement. On October 20, 2022, Mountaineer entered into the Mountaineer 2023 Credit Agreement, with a group of lenders. The Mountaineer 2023 Credit Agreement amends and restates a previous credit agreement and provides for borrowings up to $150, including a $20 sublimit for letters of credit. Mountaineer may request an increase in the amount of loan commitments to a maximum aggregate amount of $250, subject to certain terms and conditions. Borrowings under the Mountaineer 2023 Credit Agreement can be used to finance the working capital needs of Mountaineer and for general corporate purposes. The Mountaineer 2023 Credit Agreement is scheduled to expire in November 2024, with an option to extend the maturity date.

Borrowings under the Mountaineer 2023 Credit Agreement bear interest, subject to our election, at either (i) the base rate, defined as the highest of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) the adjusted term SOFR rate for a one-month tenor plus 1%, in each case, plus the applicable margin or (ii) the adjusted term SOFR rate plus the applicable margin. The applicable margin for base rate loans ranges from 0% to 1.25%, and for SOFR loans from 1.00% to 2.25%, depending on the debt rating of Mountaineer. The adjusted term SOFR rate is defined as the term SOFR reference rate for the selected interest period, plus 0.10% per annum for a one-month interest period, 0.15% per annum for a three-month interest period, or 0.25% per annum for a six-month interest period. The Mountaineer Credit Agreement contains customary covenants and default provisions and requires compliance with certain financial covenants including a maximum leverage ratio and a minimum interest coverage ratio as defined in the agreement.

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
UGI Utilities is subject to a COA with the PADEP to address the remediation of specified former MGP sites in Pennsylvania, which is scheduled to terminate at the end of 2031. In accordance with the COA, UGI Utilities is required to either obtain a certain number of points per calendar year based on defined eligible environmental investigatory and/or remedial activities at the MGPs, or make expenditures for such activities in an amount equal to an annual environmental minimum expenditure threshold. The annual minimum expenditure threshold of the COA is $5. The COA permits the transfer of the specified wells, with related costs counted towards the annual minimum expenditure. At March 31, 2023, September 30, 2022 and March 31, 2022, our aggregate estimated accrued liabilities for environmental investigation and remediation costs related to the current COA and the predecessor agreements totaled $52, $53 and $49, respectively.

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

The NYDEC commenced implementation of the remediation plan in the spring of 2018. Based on our evaluation of the available information as of March 31, 2023, the Partnership has an undiscounted environmental remediation liability of $8 related to the site. Our share of the actual remediation costs could be significantly more or less than the accrued amount.

In addition to the matters described above, there are other pending claims and legal actions arising in the normal course of our businesses. Although we cannot predict the final results of these pending claims and legal actions, including those described above, we believe, after consultation with counsel, that the final outcome of these matters will not have a material effect on our financial statements.

Other Matters

West Reading, Pennsylvania Explosion. On March 24, 2023, an explosion occurred in West Reading, Pennsylvania which resulted in seven fatalities, significant injuries to eleven others, and extensive property damage. The NTSB, OSHA and the PAPUC are investigating the West Reading incident. The NTSB investigative team includes representatives from the Company, the PAPUC, the local Fire Department and the Pipeline and Hazardous Materials Safety Administration. The Company is cooperating with the investigation. The NTSB may invite other parties to participate.

While the investigation into this incident is still underway and the cause of the explosion has not been determined, the Company has received claims as a result of the explosion and is involved in lawsuits relative to the incident. The Company maintains liability insurance for personal injury, property and casualty damages and believes that third-party claims associated with the explosion, in excess of the Company’s deductible, are recoverable through the Company’s insurance. The Company cannot predict the result of these pending or future claims and legal actions at this time.

Note 10 — Defined Benefit Pension and Other Postretirement Plans

The Company maintains defined benefit pension plans and other postretirement plans for certain current and former employees. The service cost component of our pension and other postretirement plans, net of amounts capitalized, is reflected in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income. The non-service cost components, net of

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
amounts capitalized by Utilities as a regulatory asset, are reflected in “Other non-operating income (expense), net” on the Condensed Consolidated Statements of Income. Other postretirement benefit cost was not material for all periods presented.

Net periodic pension cost includes the following components:

	Pension Benefits
Three Months Ended March 31,	2023	2022
Service cost	$3	$4
Interest cost	8	7
Expected return on assets	(12)	(13)
Amortization of:
Actuarial loss	—	2
Net benefit	$(1)	$—

Six Months Ended March 31,	2023	2022
Service cost	$5	$8
Interest cost	17	13
Expected return on plan assets	(23)	(25)
Amortization of:
Actuarial (gain) loss	(1)	4
Net benefit	$(2)	$—

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 11 — Fair Value Measurements

Recurring Fair Value Measurements

The following table presents, on a gross basis, our financial assets and liabilities, including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
March 31, 2023:
Derivative instruments:
Assets:
Commodity contracts	$229	$145	$—	$374
Foreign currency contracts	$—	$23	$—	$23
Interest rate contracts	$—	$25	$—	$25
Liabilities:
Commodity contracts	$(294)	$(138)	$—	$(432)
Foreign currency contracts	$—	$(4)	$—	$(4)
Interest rate contracts	$—	$(21)	$—	$(21)
Non-qualified supplemental postretirement grantor trust investments (a)	$31	$—	$—	$31
September 30, 2022:
Derivative instruments:
Assets:
Commodity contracts (b)	$938	$1,268	$27	$2,233
Foreign currency contracts	$—	$119	$—	$119
Interest rate contracts	$—	$66	$—	$66
Liabilities:
Commodity contracts (b)	$(377)	$(136)	$—	$(513)
Foreign currency contracts	$—	$(2)	$—	$(2)
Non-qualified supplemental postretirement grantor trust investments (a)	$43	$—	$—	$43
March 31, 2022:
Derivative instruments:
Assets:
Commodity contracts	$823	$1,146	$—	$1,969
Foreign currency contracts	$—	$35	$—	$35
Interest rate contracts	$—	$31	$—	$31
Liabilities:
Commodity contracts	$(308)	$(13)	$—	$(321)
Foreign currency contracts	$—	$(2)	$—	$(2)
Interest rate contracts	$—	$(1)	$—	$(1)
Non-qualified supplemental postretirement grantor trust investments (a)	$50	$—	$—	$50
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

	March 31, 2023	September 30, 2022	March 31, 2022
Carrying amount	$6,805	$6,665	$6,559
Estimated fair value	$6,480	$6,189	$6,543

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

The remainder of our long-term debt is typically issued at fixed rates of interest. As this long-term debt matures, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time, we enter into IRPAs. We account for IRPAs as cash flow hedges. There were no unsettled IRPAs during any of the periods presented. At March 31, 2023, the amount of pre-tax net gains associated with interest rate hedges expected to be reclassified into earnings during the next twelve months is $39.

Foreign Currency Exchange Rate Risk

Forward Foreign Currency Exchange Contracts

In order to reduce the volatility in net income associated with our foreign operations, principally as a result of changes in the USD exchange rate to the euro and British pound sterling, we enter into forward foreign currency exchange contracts. We layer in these foreign currency exchange contracts over multi-year periods to eventually equal approximately 90% of anticipated UGI International foreign currency earnings before income taxes. Because these contracts are not designated as hedging instruments, realized and unrealized gains and losses on these contracts are recorded in “Other non-operating income (expense), net,” on the Condensed Consolidated Statements of Income.

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

Our euro-denominated long-term debt has also been designated as net investment hedges, representing a portion of our UGI International euro-denominated net investment. We recognized pre-tax (losses) gains associated with these net investment hedges in the cumulative translation adjustment component in AOCI of $(9) and $21 during the three months ended March 31, 2023 and 2022, respectively, and $(73) and $34 during the six months ended March 31, 2023 and 2022, respectively.

Quantitative Disclosures Related to Derivative Instruments

The following table summarizes by derivative type the gross notional amounts related to open derivative contracts at March 31, 2023, September 30, 2022 and March 31, 2022, and the final settlement dates of the Company's open derivative contracts as of March 31, 2023, but excluding those derivatives that qualified for the NPNS exception:

			Notional Amounts (in millions)
Type	Units	Settlements Extending Through	March 31, 2023	September 30, 2022	March 31, 2022
Commodity Price Risk:
Regulated Utility Operations
PA Gas Utility NYMEX natural gas futures and option contracts	Dekatherms	February 2024	12	19	11
Non-utility Operations
LPG swaps	Gallons	September 2025	691	874	622
Natural gas futures, forward, basis swap, options and pipeline contracts (a)	Dekatherms	October 2027	366	363	346
Electricity forward and futures contracts	Kilowatt hours	December 2026	1,890	2,446	3,098
Interest Rate Risk:
Interest rate swaps	Euro	March 2026	€300	€300	€300
Interest rate swaps	USD	September 2026	$1,277	$1,358	$1,414
Foreign Currency Exchange Rate Risk:
Forward foreign currency exchange contracts	USD	August 2025	$285	$465	$274
Net investment hedge forward foreign exchange contracts	Euro	December 2026	€331	€411	€486
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
We have concentrations of credit risk associated with derivative instruments and we evaluate the creditworthiness of our derivative counterparties on an ongoing basis. As of March 31, 2023, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was $422. In general, many of our over-the-counter derivative instruments and all exchange contracts call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At March 31, 2023, we had received cash collateral from derivative instrument counterparties totaling $55. In addition, we may have offsetting derivative liabilities and certain accounts payable balances with certain of these counterparties, which further mitigates the previously mentioned maximum amount of losses. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At March 31, 2023, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Fair Value of Derivative Instruments

The following table presents the Company’s derivative assets and liabilities by type, as well as the effects of offsetting:

	March 31, 2023	September 30, 2022	March 31, 2022
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	$9	$57	$18
Interest rate contracts	25	66	31
	34	123	49
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	19	31	38
Derivatives not designated as hedging instruments:
Commodity contracts (a)	355	2,202	1,931
Foreign currency contracts	14	62	17
	369	2,264	1,948
Total derivative assets — gross	422	2,418	2,035
Gross amounts offset in the balance sheet	(190)	(295)	(215)
Cash collateral received	(55)	(398)	(603)
Total derivative assets — net	$177	$1,725	$1,217
Derivative liabilities:
Derivatives designated as hedging instruments:
Interest rate contracts	(21)	—	(1)
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	(36)	(26)	(17)
Derivatives not designated as hedging instruments:
Commodity contracts (a)	(396)	(487)	(304)
Foreign currency contracts	(4)	(2)	(2)
	(400)	(489)	(306)
Total derivative liabilities — gross	(457)	(515)	(324)
Gross amounts offset in the balance sheet	190	295	215
Cash collateral pledged	102	7	—
Total derivative liabilities — net	$(165)	$(213)	$(109)

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
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Effects of Derivative Instruments

The following tables provide information on the effects of derivative instruments on the Condensed Consolidated Statements of Income and changes in AOCI:

Three Months Ended March 31,:
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income		Location of Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:	2023	2022	2023	2022
Interest rate contracts	$(21)	$36	$7	$(7)	Interest expense

Net Investment Hedges:
Foreign currency contracts	$(1)	$11

	Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2023	2022	Location of Gain (Loss) Recognized in Income
Commodity contracts	$6	$(7)	Revenues
Commodity contracts	(343)	599	Cost of sales
Commodity contracts	2	—	Other operating income, net
Foreign currency contracts	(2)	7	Other non-operating income (expense), net
Total	$(337)	$599

Six Months Ended March 31,:
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income		Location of Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:	2023	2022	2023	2022
Interest rate contracts	$(17)	$48	$14	$(13)	Interest expense

Net Investment Hedges:
Foreign currency contracts	$(24)	$11

	Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2023	2022	Location of Gain (Loss) Recognized in Income
Commodity contracts	$10	$1	Revenues
Commodity contracts	(1,669)	326	Cost of sales
Commodity contracts	5	—	Other operating income, net
Foreign currency contracts	(34)	15	Other non-operating income (expense), net
Total	$(1,688)	$342

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 13 — Accumulated Other Comprehensive Income (Loss)

The tables below present changes in AOCI, net of tax:

Three Months Ended March 31, 2023	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — December 31, 2022	$14	$35	$(280)	$(231)
Other comprehensive (loss) income before reclassification adjustments	—	(15)	10	(5)
Amounts reclassified from AOCI	—	(5)	—	(5)
Other comprehensive (loss) income attributable to UGI	—	(20)	10	(10)
AOCI — March 31, 2023	$14	$15	$(270)	$(241)

Three Months Ended March 31, 2022	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — December 31, 2021	$(15)	$(19)	$(122)	$(156)
Other comprehensive income (loss) before reclassification adjustments	—	24	(53)	(29)
Amounts reclassified from AOCI	1	6	—	7
Other comprehensive income (loss) attributable to UGI	1	30	(53)	(22)
AOCI — March 31, 2022	$(14)	$11	$(175)	$(178)

Six Months Ended March 31, 2023	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2022	$14	$37	$(431)	$(380)
Other comprehensive (loss) income before reclassification adjustments	—	(12)	161	149
Amounts reclassified from AOCI	—	(10)	—	(10)
Other comprehensive (loss) income attributable to UGI	—	(22)	161	139
AOCI — March 31, 2023	$14	$15	$(270)	$(241)

Six Months Ended March 31, 2022	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2021	$(17)	$(33)	$(90)	$(140)
Other comprehensive income (loss) before reclassification adjustments	—	34	(85)	(51)
Amounts reclassified from AOCI	3	10	—	13
Other comprehensive income (loss) attributable to UGI	3	44	(85)	(38)
AOCI — March 31, 2022	$(14)	$11	$(175)	$(178)

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

Three Months Ended March 31, 2023	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corporate & Other (a)
Revenues from external customers	$3,106	$—		$867	$948	$540	$746	$5
Intersegment revenues	$—	$(128)	(b)	$—	$—	$98	$28	$2
Cost of sales	$2,148	$(126)	(b)	$430	$633	$479	$426	$306
Operating income (loss)	$255	$(1)		$138	$120	$103	$203	$(308)
(Loss) income from equity investees	—	—		—	(2)	2	—	—
Other non-operating income (expense), net	2	—		—	10	—	2	(10)
Earnings (loss) before interest expense and income taxes	257	(1)		138	128	105	205	(318)
Interest expense	(93)	—		(39)	(9)	(11)	(21)	(13)
Income (loss) before income taxes	$164	$(1)		$99	$119	$94	$184	$(331)
Depreciation and amortization	$132	$—		$45	$28	$22	$37	$—
Capital expenditures (including the effects of accruals)	$214	$—		$28	$30	$23	$133	$—

Three Months Ended March 31, 2022	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corporate & Other (a)
Revenues from external customers	$3,466	$—		$1,048	$1,224	$533	$667	$(6)
Intersegment revenues	$—	$(179)	(b)	$—	$—	$138	$40	$1
Cost of sales	$1,470	$(178)	(b)	$545	$930	$540	$380	$(747)
Operating income	$1,332	$—		$227	$111	$85	$191	$718
Income from equity investees	5	—		—	—	5	—	—
Other non-operating income (expense), net	11	—		—	9	—	3	(1)
Earnings before interest expense and income taxes	1,348	—		227	120	90	194	717
Interest expense	(82)	—		(38)	(8)	(10)	(16)	(10)
Income before income taxes	$1,266	$—		$189	$112	$80	$178	$707
Depreciation and amortization	$128	$—		$44	$29	$18	$36	$1
Capital expenditures (including the effects of accruals)	$170	$—		$36	$23	$10	$101	$—
Six Months Ended March 31, 2023	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corporate & Other (a)
Revenues from external customers	$5,865	$—		$1,633	$1,825	$1,094	$1,305	$8
Intersegment revenues	$—	$(277)	(b)	$—	$—	$213	$61	$3
Cost of sales	$5,254	$(275)	(b)	$816	$1,295	$993	$755	$1,670
Operating (loss) income	$(949)	$—		$248	$176	$209	$329	$(1,911)
Income (loss) from equity investees	1	—		—	(2)	3	—	—
Other non-operating (loss) income, net	(26)	—		—	20	—	4	(50)
(Loss) earnings before interest expense and income taxes	(974)	—		248	194	212	333	(1,961)
Interest expense	(185)	—		(82)	(16)	(22)	(42)	(23)
(Loss) income before income taxes	$(1,159)	$—		$166	$178	$190	$291	$(1,984)
Depreciation and amortization	$263	$—		$89	$56	$43	$74	$1
Capital expenditures (including the effects of accruals)	$392	$—		$51	$57	$34	$250	$—
As of March 31, 2023
Total assets	$16,429	$(232)		$4,248	$3,490	$3,116	$5,643	$164

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Three Months Ended March 31, 2023	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
Net gains on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$1	$4
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Cost of sales	$8	$(235)	$(78)
Net losses on commodity derivative instruments not associated with current-period transactions	Other operating income, net	$—	$(1)	$—
AmeriGas operations enhancement for growth project	Operating and administrative expenses	$(6)	$—	$—
Unrealized losses on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$(10)	$—

Three Months Ended March 31, 2022	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$2	$(9)
Net gains on commodity derivative instruments not associated with current-period transactions	Cost of sales	$32	$560	$154
Restructuring costs	Operating and administrative expenses	$(14)	$(2)	$—
Unrealized losses on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$(1)	$—

Six Months Ended March 31, 2023	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
Net gains on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$3	$6
Net losses on commodity derivative instruments not associated with current-period transactions	Cost of sales	$(4)	$(1,404)	$(261)
Net losses on commodity derivative instruments not associated with current-period transactions	Other operating income, net	$—	$(3)	$—
Unrealized losses on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$(50)	$—
AmeriGas operations enhancement for growth project	Operating and administrative expenses	$(13)	$—	$—
Loss on disposal of U.K. energy marketing business	Loss on disposal of U.K. energy marketing business	$—	$(215)	$—
Impairment of assets	Operating and administrative expenses	$—	$(19)	$—

Six Months Ended March 31, 2022	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$5	$(2)
Net (losses) gains on commodity derivative instruments not associated with current-period transactions	Cost of sales	$(37)	$348	$22
Restructuring costs	Operating and administrative expenses	$(14)	$(2)	$—
Loss on extinguishment of debt	Loss on extinguishment of debt	$—	$(11)	$—
Unrealized gain on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$5	$—

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you against relying on any forward-looking statement as these statements are subject to risks and uncertainties that may cause actual results to vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind those factors set forth in Item 1A. Risk Factors in this report and in the Company’s 2022 Annual Report and the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2022 as well as the following important factors that could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) weather conditions, including increasingly uncertain weather patterns due to climate change, resulting in reduced demand, the seasonal nature of our business, and disruptions in our operations and supply chain; (2) cost volatility and availability of energy products, including propane and other LPG, electricity, and natural gas, as well as the availability of LPG cylinders, and the capacity to transport product to our customers; (3) changes in domestic and foreign laws and regulations, including safety, health, tax, transportation, consumer protection, data privacy, accounting, and environmental matters, such as regulatory responses to climate change; (4) inability to timely recover costs through utility rate proceedings; (5) the impact of pending and future legal or regulatory proceedings, inquiries or investigations; (6) competitive pressures from the same and alternative energy sources; (7) failure to acquire new customers or retain current customers thereby reducing or limiting any increase in revenues; (8) liability for environmental claims; (9) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (10) adverse labor relations and our ability to address existing or potential workforce shortages; (11) customer, counterparty, supplier, or vendor defaults; (12) liability for uninsured claims and for claims in excess of insurance coverage, including those for personal injury and property damage arising from explosions, acts of war, terrorism, natural disasters, pandemics, and other catastrophic events that may result from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas and LPG in all forms; (13) transmission or distribution system service interruptions; (14) political, regulatory and economic conditions in the United States, Europe and other foreign countries, including uncertainties related to the war between Russia and Ukraine, the European energy crisis, and foreign currency exchange rate fluctuations, particularly the euro; (15) credit and capital market conditions, including reduced access to capital markets and interest rate fluctuations; (16) changes in commodity market prices resulting in significantly higher cash collateral requirements; (17) impacts of our indebtedness and the restrictive covenants in our debt agreements; (18) reduced distributions from subsidiaries impacting the ability to pay dividends or service debt; (19) changes in Marcellus and Utica Shale gas production; (20) the availability, timing and success of our acquisitions, commercial initiatives and investments to grow our businesses; (21) our ability to successfully integrate acquired businesses and achieve anticipated synergies; (22) the interruption, disruption, failure, malfunction, or breach of our information technology systems, and those of our third-party vendors or service providers, including due to cyber attack; (23) the inability to complete pending or future energy infrastructure projects; (24) our ability to achieve the operational benefits and cost efficiencies expected from the completion of pending and future business transformation initiatives, including the impact of customer service disruptions resulting in potential customer loss due to the transformation activities; (25) our ability to attract, develop, retain and engage key employees; (26) uncertainties related to a global pandemic, including the duration and/or impact of the COVID-19 pandemic; (27) the impact of proposed or future tax legislation; (28) the impact of declines in the stock market or bond market, and a low interest rate environment, on our pension liability; (29) our ability to protect our intellectual property; and (30) our ability to overcome supply chain issues that may result in delays or shortages in, as well as increased costs of, equipment, materials or other resources that are critical to our business operations.

These factors, and those factors set forth in Item 1A. Risk Factors in this report and those factors set forth in Item 1A. Risk Factors in the Company’s 2022 Annual Report and the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2022, are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. Any forward-looking statement speaks only as of the date on which such statement is made. We undertake no obligation (and expressly disclaim any obligation) to update publicly any forward-looking statement whether as a result of new information or future events except as required by the federal securities laws.

UGI CORPORATION AND SUBSIDIARIES
ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Company’s results of operations for the 2023 three-month period with the 2022 three-month period and the 2023 six-month period with the 2022 six-month period. Our analysis of results of operations should be read in conjunction with the segment information included in Note 14 to Condensed Consolidated Financial Statements.

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
The following tables reflect the adjustments referred to above and reconcile net income (loss) attributable to UGI Corporation, the most directly comparable GAAP measure, to adjusted net income attributable to UGI Corporation, and reconcile diluted earnings (loss) per share, the most directly comparable GAAP measure, to adjusted diluted earnings per share:

Adjusted net income attributable to UGI Corporation	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in millions)	2023	2022	2023	2022
AmeriGas Propane	$73	$138	$122	$172
UGI International	92	89	137	146
Midstream & Marketing	66	58	143	109
Utilities	143	134	224	197
Corporate & Other (a)	(264)	514	(1,470)	212
Net income (loss) attributable to UGI Corporation	110	933	(844)	836
Net losses (gains) on commodity derivative instruments not associated with current-period transactions (net of tax of $(66), $204, $(429) and $93, respectively)	235	(535)	1,234	(243)
Unrealized losses (gains) on foreign currency derivative instruments (net of tax of $(3), $(1), $(14), and $1, respectively)	7	—	36	(4)
Loss on extinguishments of debt (net of tax of $0, $0, $0 and $(3), respectively)	—	—	—	8
Acquisition and integration expenses associated with the Mountaineer Acquisition (net of tax of $0, $0, $0 and $0, respectively)	—	—	—	1
Business transformation expenses (net of tax of $0, $0, $(1) and $(1), respectively)	2	2	3	3

UGI CORPORATION AND SUBSIDIARIES

AmeriGas operations enhancement for growth project (net of tax of $(1), $0, $(3) and $0, respectively)	5	—	10	—
Restructuring costs (net of tax of $0, $(5), $0 and $(5), respectively)	—	13	—	13
Loss on disposal of U.K. energy marketing business (net of tax of $0, $0, $(64) and $0, respectively)	—	—	151	—
Impairment of assets (net of tax of $4, $0, $0, and $0, respectively)	4	—	19	—
Total adjustments (a) (b)	253	(520)	1,453	(222)
Adjusted net income attributable to UGI Corporation	$363	$413	$609	$614

	Three Months Ended March 31,		Six Months Ended March 31,
Adjusted diluted earnings per share	2023	2022	2023	2022
AmeriGas Propane	$0.34	$0.64	$0.56	$0.80
UGI International	0.43	0.41	0.64	0.68
Midstream & Marketing	0.31	0.26	0.66	0.50
Utilities	0.66	0.62	1.04	0.91
Corporate & Other (a)	(1.23)	2.39	(6.92)	0.98
Income (loss) per share - diluted (c)	0.51	4.32	(4.02)	3.87
Net losses (gains) on commodity derivative instruments not associated with current-period transactions (c)	1.09	(2.48)	5.80	(1.11)
Unrealized losses (gains) on foreign currency derivative instruments	0.03	—	0.17	(0.02)
Loss on extinguishments of debt	—	—	—	0.03
Acquisition and integration expenses associated with the Mountaineer Acquisition	—	—	—	—
Business transformation expenses	0.01	0.01	0.01	0.01
AmeriGas operations enhancement for growth project	0.02	—	0.05	—
Restructuring costs	—	0.06	—	0.06
Loss on disposal of U.K. energy marketing business	—	—	0.72	—
Impairment of assets	0.02	—	0.09	—
Total adjustments (a)	1.17	(2.41)	6.84	(1.03)
Adjusted earnings per share - diluted (c)	$1.68	$1.91	$2.82	$2.84

(a)Corporate & Other includes certain adjustments made to our reporting segments in arriving at net income (loss) attributable to UGI Corporation. These adjustments have been excluded from the segment results to align with the measure used by our CODM in assessing segment performance and allocating resources. See Note 14 to Condensed Consolidated Financial Statements for additional information related to these adjustments, as well as other items included within Corporate & Other.
(b)Income taxes associated with pre-tax adjustments determined using statutory business unit tax rates.
(c)The loss per share for the six months ended March 31, 2023, was determined excluding the effect of 6.35 million dilutive shares, as the impact of such shares would have been antidilutive to the net loss for the period. Adjusted earnings per share for the six months ended March 31, 2023, was determined based upon fully dilutive shares of 216.25 million.

EXECUTIVE OVERVIEW

Recent Developments

European Energy Marketing Business.

Sale of U.K. Energy Marketing Business. On October 21, 2022, UGI International, through a wholly-owned subsidiary, sold its natural gas marketing business located in the U.K. for a net cash payment of $19 million which includes certain working

UGI CORPORATION AND SUBSIDIARIES
capital adjustments. In conjunction with the sale, during the first quarter of Fiscal 2023, the Company recorded a pre-tax loss of $215 million ($151 million after-tax) substantially all of which loss was due to the non-cash transfer of commodity derivative instruments associated with the business. At the date of closing of the sale, these commodity derivative instruments had a net carrying value of $206 million which is attributable to net unrealized gains on such instruments. At September 30, 2022, these derivative instruments had a net carrying value of $276 million. The change in the carrying amount of these derivative instruments between September 30, 2022 and October 21, 2022 resulted from changes in their fair value during that period.

Other UGI International Energy Marketing Businesses. In November 2022, the Company announced that it expected to sign a definitive agreement during the first quarter of Fiscal 2023 to sell its energy marketing business in France. In December 2022, the Company announced that it no longer expected to sign a definitive agreement during the first quarter of Fiscal 2023 as extended negotiations with the potential buyer had been discontinued. The Company continues to pursue the sale of its energy marketing business in France, as well as the wind-down of its energy marketing business located in Belgium and the Netherlands. At March 31, 2023, the sale of our energy marketing business in France was not considered probable of occurring within one year and, as such, assets and liabilities associated with this business were not classified as held for sale on the Condensed Consolidated Balance Sheet.

During the first quarter of Fiscal 2023, the Company recorded a $19 million pre-tax impairment charge to reduce the carrying values of certain assets associated with its energy marketing business in the Netherlands, comprising property, plant and equipment and intangible assets.

Global Macroeconomic Conditions. Beginning in Fiscal 2021 and continuing into Fiscal 2023, global commodity and labor markets have experienced significant inflationary pressures attributable to various economic and political factors, including, among others: the economic recovery and evolving consumer patterns associated with the COVID-19 pandemic; supply chain issues including those associated with labor shortages; significant increases and volatility in energy commodity prices; and political and regulatory conditions resulting from the war between Russia and Ukraine. These factors have contributed to inflationary pressures as evidenced by recent increases in various consumer price indices. In response to these inflationary pressures, central banks in the U.S. and Europe began increasing interest rates during Fiscal 2022. In addition, during the last several years, we have experienced significant volatility in energy commodity prices, particularly in LPG, natural gas and electricity prices, which have resulted in substantial fluctuations in the fair values of our commodity derivative instruments. These inflationary pressures and commodity price fluctuations have resulted in, among other things, increases in inventory and certain operating and distribution expenses across all of our businesses. Commodity price fluctuations have also significantly affected the cash collateral deposit requirements of our derivative instrument counterparties and the restricted cash required to be held in our derivative broker and clearing institution accounts. We cannot predict the duration or total magnitude of these conditions and the effects such conditions may have on our future business, financial results, financial position, and liquidity and cash flows. However, we continue to monitor and respond to these global economic and political conditions and remain focused on managing our financial condition and liquidity as these conditions continue to evolve.

2023 three-month period compared with 2022 three-month period

Discussion. Net income attributable to UGI Corporation for the 2023 three-month period was $110 million (equal to $0.51 per diluted share) compared to $933 million (equal to $4.32 per diluted share) for the 2022 three-month period. These results include net (losses) gains from changes in unrealized commodity derivative instruments and certain foreign currency derivative instruments of $(242) million and $535 million during the 2023 and 2022 three-month periods, respectively. The higher losses from changes in commodity derivative instruments during the 2023 three-month period principally reflects significant declines in commodity energy prices in Europe following unprecedented increases in such prices during Fiscal 2022.

Net income attributable to UGI Corporation during the 2023 three-month period also includes (1) external advisory fees of $5 million associated with AmeriGas operations enhancement for growth project; (2) an impairment of assets of $4 million; and (3) business transformation expenses of $2 million associated with Corporate support functions.

Net income attributable to UGI Corporation during the 2022 three-month period also includes (1) restructuring costs of $13 million largely attributable to a reduction in workforce and related costs; and (2) business transformation expenses of $2 million associated with Corporate support functions.

Adjusted net income attributable to UGI Corporation for the 2023 three-month period was $363 million (equal to $1.68 per diluted share) compared to $413 million (equal to $1.91 per diluted share) for the 2022 three-month period. The decrease in adjusted net income attributable to UGI Corporation during the 2023 three-month period reflects a lower earnings contribution from the AmeriGas Propane business, partially offset by higher earnings contributions from our Midstream & Marketing,

UGI CORPORATION AND SUBSIDIARIES
Utilities and UGI International business segments. Temperatures in all our domestic and UGI International business segments during the 2023 three-month period were warmer than the prior-year period.

AmeriGas Propane’s adjusted net income attributable to UGI Corporation decreased $65 million in the 2023 three-month period. This decrease principally reflects lower retail propane margin primarily attributable to lower volumes sold and higher operating and administrative expenses primarily attributable to higher distribution-related expenses and other personnel-related expenses including the effects of continuing inflationary pressures. The effects of these items were partially offset by the benefit of slightly higher average retail propane unit margins in the 2023 three-month period.
UGI International’s adjusted net income attributable to UGI Corporation increased $3 million in the 2023 three-month period notwithstanding lower retail LPG gallons sold principally reflecting higher average retail LPG unit margin and higher total margin from our energy marketing business. This increase was partially offset by slightly higher operating and administrative expenses including inflationary increases.
Midstream & Marketing’s adjusted net income attributable to UGI Corporation increased $8 million in the 2023 three-month period primarily attributable to higher total margin from natural gas marketing activities and natural gas gathering activities reflecting in large part the Fiscal 2022 acquisitions of UGI Moraine East and Pennant. The higher margin was partially offset by higher operating expense and depreciation expense due in part to these Fiscal 2022 acquisitions.
Utilities’ adjusted net income attributable to UGI Corporation increased $9 million in the 2023 three-month period compared to the prior-year period. The increase was largely attributable to the increase in base rates and the implementation of the weather normalization adjustment at PA Gas Utility, both of which became effective during the first quarter of Fiscal 2023. The increase in margin was partially offset by higher operating expenses including higher uncollectible accounts expense and higher contractor costs.

2023 six-month period compared with 2022 six-month period

Discussion. Net loss attributable to UGI Corporation for the 2023 six-month period was $844 million (equal to $4.02 per diluted share) compared to net income attributable to UGI Corporation of $836 million (equal to $3.87 per diluted share) for the 2022 six-month period. These results include net (losses) gains from changes in unrealized commodity derivative instruments and certain foreign currency derivative instruments of $(1,270) million and $247 million during the 2023 and 2022 six-month periods, respectively. The higher losses from changes in commodity derivative instruments during the 2023 six-month period, principally reflects significant declines in commodity energy prices in Europe following unprecedented increases in such prices during Fiscal 2022.

Net loss attributable to UGI Corporation during the 2023 six-month period also includes (1) a $151 million loss on the sale of our energy marketing business in the U.K., principally reflecting the impact of the transfer of derivative hedge contracts; (2) an impairment of assets of $19 million; (3) external advisory fees of $10 million associated with AmeriGas operations enhancement for growth project; and (4) business transformation expenses of $3 million associated with Corporate support functions.

Net income attributable to UGI Corporation during the 2022 six-month period also includes (1) restructuring costs of $13 million largely attributable to a reduction in workforce and related costs; (2) business transformation expenses of $3 million associated with Corporate support functions; (3) acquisition and integration expenses of $1 million associated with Mountaineer; and (4) loss on extinguishment of debt of $8 million at UGI International.

Adjusted net income attributable to UGI Corporation for the 2023 six-month period was $609 million (equal to $2.82 per diluted share) compared to $614 million (equal to $2.84 per diluted share) for the 2022 six-month period. The slight decrease in adjusted net income attributable to UGI Corporation for the 2023 six-month period reflects lower earnings contributions from our AmeriGas Propane and UGI International business segments substantially offset by higher earnings contributions from our Midstream & Marketing and Utilities business segments. Temperatures in all of our business units were warmer than normal and, except for our AmeriGas Propane segment, warmer than the prior-year six-month period.
AmeriGas Propane’s adjusted net income attributable to UGI Corporation decreased $50 million in the 2023 six-month period. This decrease principally reflects the effects of lower retail propane gallons sold and higher operating and administrative expenses reflecting, among other things, higher distribution-related expenses and other personnel-related expenses including the effects of continuing inflationary pressures. The effects of these items on adjusted net income were partially offset by the benefit of higher average retail propane unit margins in the 2023 six-month period.

UGI CORPORATION AND SUBSIDIARIES
UGI International’s adjusted net income attributable to UGI Corporation decreased $9 million in the 2023 six-month period. The 2023 six-month period results reflect the impacts of weaker foreign currencies. UGI International operating results reflect lower total margin principally due to the weaker foreign currencies and lower LPG retail volumes attributable to the warmer weather and lower residential LPG consumption resulting from energy conservation measures in Europe due in large part to the war between Ukraine and Russia. These decreases were partially offset by higher margin from natural gas energy marketing activities and higher retail LPG average unit margins. The lower total margin was partially offset by lower operating and administrative expenses which reflect the translation effects of weaker foreign currencies partially offset by inflationary increases.

Midstream & Marketing’s adjusted net income attributable to UGI Corporation increased $34 million in the 2023 six-month period. The increase in adjusted net income is primarily attributable to higher margins related to natural gas marketing activities and incremental contributions from UGI Moraine East and Pennant.
Utilities’ adjusted net income attributable to UGI Corporation increased $27 million in the 2023 six-month period. The increase was largely related to the increase in base rates and the implementation of the weather normalization adjustment at PA Gas Utility, both of which became effective during the first quarter of Fiscal 2023. The increase in total margin was partially offset by higher operating and administrative expenses.

SEGMENT RESULTS OF OPERATIONS

2023 Three-Month Period Compared with the 2022 Three-Month Period

AmeriGas Propane

For the three months ended March 31,	2023	2022	Increase (Decrease)
(Dollars in millions)
Revenues	$867	$1,048	$(181)	(17)%
Total margin (a)	$437	$503	$(66)	(13)%
Operating and administrative expenses	$263	$240	$23	10%
Operating income/earnings before interest expense and income taxes	$138	$227	$(89)	(39)%
Retail gallons sold (millions)	279	329	(50)	(15)%
Heating degree days—% (warmer) colder than normal (b)	(4.8)%	2.9%	—	—
(a)Total margin represents total revenues less total cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for 344 regions in the United States, excluding Alaska and Hawaii.

Average temperatures during the 2023 three-month period were 4.8% warmer than normal and 6.8% warmer than the prior-year period. Total retail gallons sold decreased 15% during the 2023 three-month period due to the warmer weather, the effects of driver staffing shortages (which also limited growth), continuing customer attrition and structural conservation.

Average daily wholesale propane commodity prices during the 2023 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 37% lower than such prices during the 2022 three-month period. Total revenues decreased $181 million during the 2023 three-month period largely reflecting lower retail propane revenues ($153 million) primarily on the lower retail volumes sold ($138 million) and, to a much lesser extent, the effects of lower average retail propane selling prices ($15 million), and lower wholesale revenues ($23 million).

Total cost of sales decreased $115 million during the 2023 three-month period largely reflecting the lower average retail propane volumes sold ($70 million), the lower retail propane product costs ($19 million) and lower wholesale cost of sales ($22 million). Total margin decreased $66 million in the 2023 three-month period largely attributable to the lower retail propane volumes sold ($69 million), partially offset by slightly higher average retail unit margins ($4 million).

Operating income and earnings before interest expense and income taxes decreased $89 million during the 2023 three-month period primarily reflecting the decrease in total margin and higher operating and administrative expenses ($23 million) compared to the prior-year period. The increase in operating and administrative expenses reflects, among other things, higher salaries and benefits expenses, higher overtime and other employee-related costs associated with distribution activity and higher vehicle expenses.

UGI CORPORATION AND SUBSIDIARIES
UGI International

For the three months ended March 31,	2023	2022	Increase (Decrease)
(Dollars in millions)
Revenues	$948	$1,224	$(276)	(23)%
Total margin (a)	$315	$294	$21	7%
Operating and administrative expenses	$171	$162	$9	6%
Operating income	$120	$111	$9	8%
Earnings before interest expense and income taxes	$128	$120	$8	7%
LPG retail gallons sold (millions)	222	247	(25)	(10)%
Heating degree days—% (warmer) than normal (b)	(7.0)%	(5.7)%	—	—

(a)Total margin represents revenues less cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data at locations in our UGI International service territories.

Average temperatures during the 2023 three-month period were 7.0% warmer than normal and 1.6% warmer than the prior-year period. Total LPG retail gallons sold during the 2023 three-month period were 10% lower than the prior-year period largely attributable to lower consumption, principally from residential customers, primarily resulting from the European conservation measures due in large part to high global energy prices and the war between Russia and Ukraine, lower cylinder volumes and warmer weather.

UGI International base-currency results are translated into USD based upon exchange rates experienced during the reporting periods. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During the 2023 and 2022 three-month periods, the average unweighted euro-to-dollar translation rates were approximately $1.07 and $1.12, respectively, and the average unweighted British pound sterling-to-dollar translation rates were approximately $1.22 and $1.34, respectively. Fluctuations in these foreign currency exchange rates can have a significant impact on the individual financial statement components discussed below. The Company uses forward foreign currency exchange contracts entered into over multi-year periods to reduce the volatility in earnings that may result from such changes in foreign currency exchange rates in earnings. These forward foreign currency exchange contracts resulted in realized net gains of $8 million and $6 million in the 2023 and 2022 three-month periods, respectively.

UGI International revenues and cost of sales decreased $276 million and $297 million, respectively, during the 2023 three-month period compared to the prior-year period. Average wholesale prices for propane and butane during the 2023 three-month period in northwest Europe were approximately 18% and 24% lower, respectively, compared with the prior-year period. The decrease in revenues and cost of sales principally reflects the impact from lower retail volumes sold and the translation effects of the weaker foreign currencies (approximately $54 million and $38 million, respectively) partially offset by price increases.

UGI International total margin increased $21 million during the 2023 three-month period primarily reflecting higher total margins from our natural gas energy marketing business and higher average unit margins from our LPG business attributable to strong margin management efforts. These increases in total margin were partially offset by lower LPG retail volumes and the translation effects of weaker foreign currencies (approximately $14 million).

UGI International operating income and earnings before interest expense and income taxes increased $9 million and $8 million, respectively, during the 2023 three-month period compared to the prior-year period. The increase in operating income principally reflects the previously mentioned increase in total margin, partially offset by higher operating and administrative expenses ($9 million). The higher operating and administrative expenses during the 2023 three-month period primarily reflects inflationary effects on distribution activities and personnel-related costs, partially offset by the translation effects of the weaker foreign currencies ($8 million). The increase in earnings before interest expense and income taxes in the 2023 three-month period largely reflects the increase in operating income.

UGI CORPORATION AND SUBSIDIARIES
Midstream & Marketing

For the three months ended March 31,	2023	2022	Increase (Decrease)
(Dollars in millions)
Revenues	$638	$671	$(33)	(5)%
Total margin (a)	$159	$131	$28	21%
Operating and administrative expenses	$35	$30	$5	17%
Operating income	$103	$85	$18	21%
Earnings before interest expense and income taxes	$105	$90	$15	17%
(a)Total margin represents revenues less cost of sales.

Average temperatures across Midstream & Marketing’s energy marketing territory during the 2023 three-month period were 18% warmer than normal and 17% warmer than the prior-year period.

Midstream & Marketing revenues decreased $33 million during the 2023 three-month period compared to the prior-period, primarily reflecting lower revenues from natural gas marketing activities ($45 million), including the effects of peaking and capacity management activities, that were impacted by lower volumes from the warmer weather and lower natural gas prices, partially offset by higher natural gas gathering and processing activities ($16 million), primarily due to the prior year acquisition of UGI Moraine East and Pennant.

Midstream & Marketing cost of sales decreased $61 million during the 2023 three-month period compared to the prior-year period, largely driven by the lower natural gas costs related to the previously mentioned natural gas marketing activities ($56 million).

Midstream & Marketing total margin increased $28 million during the 2023 three-month period largely reflecting higher margins from natural gas marketing activities ($11 million), including the effects of peaking and capacity management activities, and incremental natural gas gathering and processing activities ($16 million), primarily from the prior year acquisitions of UGI Moraine East and Pennant.

Midstream & Marketing operating income and earnings before interest expense and income taxes during the 2023 three-month period increased $18 million and $15 million, respectively, compared to the prior-year period. The increase in operating income is largely attributable to the previously mentioned increase in total margin, partially offset by higher operating and administrative expense ($5 million) and depreciation and amortization expenses ($4 million). The increase in earnings before interest expense and income taxes principally reflects the increase in operating income, partially offset by lower income from equity method investments following the acquisition of the remaining 53% ownership interest in Pennant during the fourth quarter of Fiscal 2022.

UGI CORPORATION AND SUBSIDIARIES
Utilities

For the three months ended March 31,	2023	2022	Increase (Decrease)
(Dollars in millions)
Revenues	$774	$707	$67	9%
Total margin (a)	$338	$317	$21	7%
Operating and administrative expenses (a)	$97	$91	$6	7%
Operating income	$203	$191	$12	6%
Earnings before interest expense and income taxes	$205	$194	$11	6%
Gas Utility system throughput—bcf
Core market	44	52	(8)	(15)%
Total	125	123	2	2%
Electric Utility distribution sales - gwh	257	284	(27)	(10)%
Natural gas heating degree days—% (warmer) than normal (b)	(19.7)%	(3.4)%	—	—
(a)Total margin represents revenues less cost of sales and revenue-related taxes (i.e., gross receipts and business and occupation taxes) of $10 million for each of the 2023 and 2022 three-month periods. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating and administrative expenses presented above).
(b)Deviation from average heating degree days is determined on a 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for airports located within Gas Utility’s service territories.

Temperatures in Gas Utility’s service territories during the 2023 three-month period were 19.7% warmer than normal and 17.0% warmer than the prior-year period. The decrease in Gas Utility core market volumes during the 2023 three-month period is largely related to the significantly warmer weather partially offset by growth in the core market customers. The decrease in Electric Utility distribution sales volumes is primarily attributable to warmer weather during the current-year period.
Utilities revenues increased $67 million in the 2023 three-month period reflecting a $63 million increase in Gas Utility revenues and a $4 million increase in Electric Utility revenues. The increase in Gas Utility revenues is principally the result of higher PGC and PGA rates reflecting higher natural gas costs, the effects of the increase in base rates and weather normalization adjustments for PA Gas Utility that went into effect during the first quarter of Fiscal 2023, and higher other revenues. These increases were partially offset by the lower core market volumes on the warmer weather. The increase in Electric Utility revenues during the 2023 three-month period was primarily driven by higher DS rates reflecting higher power costs.

Utilities cost of sales increased $46 million compared to the prior-year period. The increase in Gas Utility cost of sales ($42 million) during the 2023 three-month period mainly reflects higher PGC and PGA rates and higher other cost of sales. Electric Utility cost of sales increased $4 million during the 2023 three-month period largely reflecting the higher DS rates compared to the prior-year period.

Utilities total margin increased $21 million during the 2023 three-month period largely reflecting higher Gas Utility total margin ($23 million), mainly reflecting the effects of the increase in base rates and weather normalization adjustments for PA Gas Utility that went into effect during the first quarter of Fiscal 2023, partially offset by the effects on core market volumes of the warmer weather. Electric Utility margin was comparable to the prior-year period.

Utilities operating income and earnings before interest expense and income taxes increased $12 million and $11 million, respectively, during the 2023 three-month period. These increases largely reflect the previously mentioned increase in total margin partially offset by higher operating and administrative expenses ($6 million) compared to the prior-year period. The higher operating and administrative expenses reflects, among other things, higher uncollectible accounts expenses and contract labor costs.

Interest Expense and Income Taxes

Our consolidated interest expense during the 2023 three-month period was $93 million compared to $82 million during the 2022 three-month period. This increase largely reflects higher credit agreement interest rates and borrowings and higher long-term debt outstanding principally at UGI Utilities.

UGI CORPORATION AND SUBSIDIARIES
The increase in the Company’s effective income tax rate for the 2023 three-month period reflects in large part the effects on the estimated annual effective tax rate from a greater concentration of pretax income in higher tax rate jurisdictions resulting from losses on derivative instruments and adjustments to deferred tax valuation allowances.

The Company continues to evaluate the elections available under current regulations and pending legislation. Accordingly, the impacts on the Company’s income tax provisions and taxes payable or refundable related to these items are subject to change.

2023 Six-Month Period Compared with the 2022 Six-Month Period
AmeriGas Propane

For the six months ended March 31,	2023	2022	Increase (Decrease)
(Dollars in millions)
Revenues	$1,633	$1,826	$(193)	(11)%
Total margin (a)	$817	$863	$(46)	(5)%
Operating and administrative expenses	$498	$480	$18	4%
Operating income/earnings before interest expense and income taxes	$248	$313	$(65)	(21)%
Retail gallons sold (millions)	515	570	(55)	(10)%
Heating degree days—% (warmer) than normal (b)	(0.4)%	(2.7)%	—	—
(a)Total margin represents total revenues less total cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for 344 regions in the U.S., excluding Alaska and Hawaii.

Average temperatures during the 2023 six-month period were 0.4% warmer than normal and 2.9% colder than the prior-year period. Total retail gallons sold decreased 10% during the 2023 six-month period due to the effects of driver staffing shortages (which also limited growth), continuing customer attrition and structural conservation.

Average daily wholesale propane commodity prices during the 2023 six-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 37% lower than such prices during the 2022 six-month period. Total revenues decreased $193 million during the 2023 six-month period largely reflecting lower retail propane revenues ($165 million) primarily on the lower retail volumes sold ($150 million) and, to a much lesser extent, lower average retail propane selling prices ($15 million), and lower wholesale revenues ($28 million).

Total cost of sales decreased $147 million during the 2023 six-month period largely reflecting the lower average retail propane volumes sold ($77 million), the lower retail propane product costs ($42 million) and lower wholesale cost of sales ($25 million). Total margin decreased $46 million in the 2023 six-month period largely attributable to the lower retail propane volumes sold ($73 million), partially offset by higher average retail propane unit margins ($27 million).

Operating income and earnings before interest expense and income taxes each decreased $65 million during the 2023 six-month period primarily reflecting the previously mentioned decrease in total margin and higher operating and administrative expenses ($18 million). The increase in operating and administrative expenses reflects, among other things, the higher overtime and other employee-related costs associated with distribution activity, higher vehicle expenses and higher uncollectible accounts expenses, partially offset by lower salaries and benefits expenses, including the carryover impact from the workforce reductions made during Fiscal 2022.

UGI CORPORATION AND SUBSIDIARIES
UGI International

For the six months ended March 31,	2023	2022	Decrease
(Dollars in millions)
Revenues	$1,825	$2,273	$(448)	(20)%
Total margin (a)	$530	$550	$(20)	(4)%
Operating and administrative expenses	$314	$323	$(9)	(3)%
Operating income	$176	$189	$(13)	(7)%
Earnings before interest expense and income taxes	$194	$202	$(8)	(4)%
LPG retail gallons sold (millions)	427	496	(69)	(14)%
Heating degree days—% (warmer) than normal (b)	(9.2)%	(1.1)%	—	—
(a)Total margin represents revenues less cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data at locations in our UGI International service territories.

Average temperatures during the 2023 six-month period were 9.2% warmer than normal and 9.5% warmer than the prior-year period. Total LPG retail gallons sold during the 2023 six-month period were 14% lower than the prior-year period largely attributable to significantly warmer weather, lower consumption, principally from residential customers, primarily resulting from the European conservation measures due in large part to high global energy prices and the war between Russia and Ukraine and reduced crop drying campaigns.

UGI International base-currency results are translated into USD based upon exchange rates experienced during the reporting periods. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During the 2023 and 2022 six-month periods, the average unweighted euro-to-USD translation rates were approximately $1.05 and $1.13, respectively, and the average unweighted British pound sterling-to-USD translation rates were approximately $1.19 and $1.35, respectively. Fluctuations in these foreign currency exchange rates can have a significant impact on the individual financial statement components discussed below. The Company uses forward foreign currency exchange contracts entered into over multi-year periods to reduce the volatility in earnings that may result from such changes in foreign currency exchange rates in earnings. These forward foreign currency exchange contracts resulted in realized net gains of $16 million and $10 million in the 2023 and 2022 six-month periods, respectively.

UGI International revenues and cost of sales decreased $448 million and $428 million, respectively, during the 2023 six-month period compared to the prior-year period. Average wholesale prices for propane and butane during the 2023 six-month period in northwest Europe were approximately 17% and 16% lower, respectively, compared with the prior-year period. The decrease in revenues and cost of sales principally reflects the impact from lower retail volumes sold and the translation effects of the weaker foreign currencies (approximately $163 million and $118 million, respectively) partially offset by price increases.

UGI International total margin decreased $20 million during the 2023 six-month period primarily reflecting the effects of the lower LPG retail volumes sold and the translation effects of the weaker foreign currencies (approximately $42 million). These factors were partially offset by higher average unit margins from our LPG business attributable to strong margin management efforts. Total margin from energy marketing activities were higher during the 2023 six-month period, as higher total margin from natural gas marketing activities was partially offset by lower total margin from electricity marketing activities.

UGI International operating income and earnings before interest expense and income taxes decreased $13 million and $8 million, respectively, during the 2023 six-month period. The decrease in operating income principally reflects the previously mentioned $20 million decrease in total margin and lower gains associated with sales of assets ($11 million), partially offset by lower operating and administrative expenses ($9 million), higher foreign currency transaction gains ($10 million) and lower depreciation and amortization expenses ($4 million). The lower operating and administrative expenses in the 2023 six-month period primarily reflects the translation effects of the weaker foreign currencies, partially offset by inflationary effects on distribution and personnel-related costs. The decrease in earnings before interest expense and income taxes in the 2023 six-month period largely reflects the $13 million decrease in operating income partially offset by higher realized gains on foreign currency exchange contracts entered into in order to reduce volatility in UGI International earnings resulting from the effects of changes in foreign currency exchange rates ($6 million).

UGI CORPORATION AND SUBSIDIARIES
Midstream & Marketing

For the six months ended March 31,	2023	2022	Increase
(Dollars in millions)
Revenues	$1,307	$1,206	$101	8%
Total margin (a)	$314	$253	$61	24%
Operating and administrative expenses	$64	$59	$5	8%
Operating income	$209	$159	$50	31%
Earnings before interest expense and income taxes	$212	$172	$40	23%
(a)Total margin represents revenues less cost of sales.

Average temperatures across Midstream & Marketing’s energy marketing territory during the 2023 six-month period were 12% warmer than normal and 6% warmer than the prior-year period.

Midstream & Marketing revenues increased $101 million compared to the prior-year period, principally reflecting higher revenues from natural gas and power marketing activities ($70 million), including the effects of peaking and capacity management activities, that were impacted by higher natural gas prices during the first quarter of Fiscal 2023, partially offset by the impacts from lower volumes from the warmer weather during the second quarter of Fiscal 2023. The increase in revenues also includes higher natural gas gathering and processing activities ($34 million), primarily due to the prior-year acquisitions of UGI Moraine East and Pennant.

Midstream & Marketing cost of sales increased $40 million compared to the prior-year period, primarily reflecting the higher natural gas costs related to the previously mentioned natural gas and power marketing activities, partially offset by the impacts from lower volumes from the warmer weather ($40 million).

Midstream & Marketing total margin increased $61 million in the 2023 six-month period reflecting higher margins from natural gas marketing activities ($31 million), including the effects of peaking and capacity management activities that benefited from extremely cold weather in late December. The increase in total margin also includes incremental natural gas gathering and processing activities ($34 million), primarily from the prior year acquisitions of UGI Moraine East and Pennant.

Midstream & Marketing operating income and earnings before interest expense and income taxes during the 2023 six-month period increased $50 million and $40 million, respectively, compared to the prior-year period. The increase in operating income is largely attributable to the previously mentioned increase in total margin, partially offset by higher operating and administrative expense ($5 million) and depreciation and amortization expenses ($6 million). The increase in earnings before interest expense and income taxes principally reflects the increase in operating income, partially offset by lower income from equity method investments following the acquisition of the remaining 53% ownership interest in Pennant during the fourth quarter of Fiscal 2022.

Utilities

For the six months ended March 31,	2023	2022	Increase (Decrease)
(Dollars in millions)
Revenues	$1,366	$1,126	$240	21%
Total margin (a)	$594	$530	$64	12%
Operating and administrative expenses (a)	$188	$171	$17	10%
Operating income	$329	$287	$42	15%
Earnings before interest expense and income taxes	$333	$292	$41	14%
Gas Utility system throughput—bcf
Core market	78	81	(3)	(4)%
Total	219	216	3	1%
Electric Utility distribution sales - gwh	503	526	(23)	(4)%
Gas Utility heating degree days—% (warmer) than normal (b)	(11.6)%	(8.1)%	—	—
(a)Total margin represents revenues less cost of sales and revenue-related taxes (i.e., gross receipts and business and occupation taxes) of $17 million and $16 million, respectively, during the 2023 and 2022 six-month periods. For financial

UGI CORPORATION AND SUBSIDIARIES
statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating and administrative expenses presented above).
(b)Deviation from average heating degree days is determined on a 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for airports located within Gas Utility’s service territories.

Temperatures in Gas Utility’s service territories during the 2023 six-month period were 11.6% warmer than normal and 4.1% warmer than the prior-year period. The decrease in Gas Utility core market volumes during the 2023 six-month period is largely related to the weather that was warmer than the prior-year period partially offset by growth in the core market customers. The decrease in Electric Utility distribution sales volumes is primarily attributable to warmer weather during the 2023 six-month period.
Utilities revenues increased $240 million in the 2023 six-month period reflecting a $226 million increase in Gas Utility revenues and a $14 million increase in Electric Utility revenues. The increase in Gas Utility revenues was largely driven by higher PGC and PGA rates reflecting higher natural gas costs, the effects of the increase in base rates and weather normalization adjustments for PA Gas Utility that went into effect during the first quarter of Fiscal 2023, higher off-system sales and higher other revenues. These increases were partially offset by the effects on core market volumes of the warmer weather. The increase in Electric Utility revenues was largely driven by higher DS rates reflecting higher power costs.

Utilities cost of sales increased $176 million in the 2023 six-month period primarily attributable to Gas Utility ($161 million) mainly reflecting higher PGC and PGA rates, higher cost of sales associated with off-system sales and higher other cost of sales. Electric Utility cost of sales increased $15 million during the 2023 six-month period largely reflecting the higher DS rates.

Utilities total margin increased $64 million during the 2023 six-month period primarily attributable to higher Gas Utility total margin ($65 million) mainly reflecting the effects of the increase in base rates and weather normalization adjustments for PA Gas Utility that went into effect during the first quarter of Fiscal 2023 and, to a much lesser extent, impacts from growth in the core market customers and higher other revenues. Electric Utility margin was comparable to the prior-year period.

Utilities operating income and earnings before interest expense and income taxes increased $42 million and $41 million, respectively, during the 2023 six-month period. These increases largely reflect the previously mentioned increase in total margin partially offset by higher operating and administrative expenses ($17 million) and higher depreciation expense ($3 million). The higher operating and administrative expenses reflect, among other things, higher uncollectible accounts expenses, contract labor costs, taxes other than income taxes and salary expenses. The higher depreciation expense compared to the prior-year period reflects the effects of continued distribution system capital expenditure activity.

Interest Expense and Income Taxes

Our consolidated interest expense during the 2023 six-month period was $185 million compared to $163 million during the 2022 six-month period. This increase largely reflects higher credit agreement interest rates and borrowings and higher long-term debt outstanding principally at UGI Utilities.

The slightly higher effective income tax rate for the 2023 six-month period reflects in large part the effects on the estimated annual effective tax rate from a greater concentration of pretax loss in higher tax rate jurisdictions resulting from losses on derivative instruments and adjustments to deferred tax valuation allowances offset by the projected availability of investment tax credits in Fiscal 2023 following enactment of the Inflation Reduction Act.

The Company continues to evaluate the elections available under current regulations and pending legislation. Accordingly, the impacts on the Company’s income tax provisions and taxes payable or refundable related to these items are subject to change.

FINANCIAL CONDITION AND LIQUIDITY

The Company expects to have sufficient liquidity, including cash on hand and available borrowing capacity, to continue to support long-term commitments and ongoing operations despite uncertainties associated with ongoing global macroeconomic conditions including, among others, changes in consumer behavior resulting from the COVID-19 pandemic, the inflationary cost environment and ongoing energy commodity price volatility. Our total available liquidity balance, comprising cash and cash equivalents and available borrowing capacity on our revolving credit facilities, totaled approximately $1.9 billion and $1.7 billion at March 31, 2023 and September 30, 2022, respectively. Our total available liquidity at March 31, 2023 increased due to higher available borrowing capacity on our revolving credit facilities, partially offset by the impact of cash collateral payments associated with a significant decline in commodity prices during the 2023 six-month period and increases in restricted

UGI CORPORATION AND SUBSIDIARIES
cash margin requirements in commodity futures brokerage accounts, principally at UGI International. The Company does not have any senior note or term loan maturities in the next twelve months. The Company cannot predict the duration or total magnitude of the uncertain economic factors mentioned above and the total effects they will have on its liquidity, debt covenants, financial condition or the timing of capital expenditures. UGI and its subsidiaries were in compliance with all debt covenants as of March 31, 2023. See Note 8 to the Condensed Consolidated Financial Statements for additional information on the equity cure provision.

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

The primary sources of UGI’s cash and cash equivalents are the dividends and other cash payments made to UGI or its corporate subsidiaries by its principal business units. Our cash and cash equivalents totaled $321 million at March 31, 2023, compared with $405 million at September 30, 2022. The decrease in cash and cash equivalents since September 30, 2022 is primarily attributable to commodity price volatility experienced in the 2023 six-month period and the seasonality of our business as further described in “Cash Flows” below. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, at March 31, 2023 and September 30, 2022, UGI had $58 million and $140 million of cash and cash equivalents, respectively. Such cash is available to pay dividends on UGI Common Stock and for investment purposes.

Long-term Debt and Credit Facilities

Long-term Debt

The Company’s debt outstanding at March 31, 2023 and September 30, 2022, comprises the following:

	March 31, 2023						September 30, 2022
(Millions of dollars)	AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corp & Other	Total	Total
Short-term borrowings	$30	$166	$15	$242	$—	$453	$368

Long-term debt (including current maturities):
Senior notes	$2,575	$434	$—	$1,505	$—	$4,514	$4,472
Term loans	—	325	798	132	747	2,002	1,871
Other long-term debt	—	3	41	21	224	289	322
Unamortized debt issuance costs	(10)	(7)	(15)	(6)	(3)	(41)	(33)
Total long-term debt	$2,565	$755	$824	$1,652	$968	$6,764	$6,632
Total debt	$2,595	$921	$839	$1,894	$968	$7,217	$7,000

Credit Facilities

Additional information related to the Company’s credit agreements can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 6 to Consolidated Financial Statements in the Company’s 2022 Annual Report.

UGI CORPORATION AND SUBSIDIARIES
Information about the Company’s principal credit agreements (excluding the Receivables Facility discussed below) as of March 31, 2023 and 2022, is presented in the table below.

(Currency in millions)	Total Capacity	Borrowings Outstanding	Letters of Credit and Guarantees Outstanding	Available Borrowing Capacity
As of March 31, 2023
AmeriGas OLP	$600	$30	$2	$568
UGI International, LLC (a)	€500	€150	€—	€350
Energy Services	$260	$—	$—	$260
UGI Utilities	$425	$183	$—	$242
Mountaineer	$150	$59	$—	$91
UGI Corporation (b)	$300	$218	$—	$82
As of March 31, 2022
AmeriGas OLP	$600	$30	$3	$567
UGI International, LLC (a)	€300	€170	€—	€130
Energy Services	$260	$—	$—	$260
UGI Utilities	$350	$192	$—	$158
Mountaineer	$100	$36	$—	$64
UGI Corporation (b)	$300	$260	$—	$40
(a)Permits UGI International, LLC to borrow in euros or USD. At March 31, 2023 and 2022, the amount borrowed consisted of euro-denominated borrowings equivalent to $163 million and $188 million, respectively.
(b)Borrowings outstanding have been classified as “Long-term debt” on the Condensed Consolidated Balance Sheets.

The average daily and peak short-term borrowings under the Company’s principal credit agreements are as follows:

	For the six months ended		For the six months ended
	March 31, 2023		March 31, 2022
(Millions of dollars or euros)	Average	Peak	Average	Peak
AmeriGas OLP	$153	$242	$220	$388
UGI International, LLC	€188	€300	€119	€250
Energy Services	$13	$82	$—	$—
UGI Utilities	$248	$340	$208	$270
Mountaineer	$85	$101	$58	$80
UGI Corporation	$236	$292	$185	$260

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

At March 31, 2023, the outstanding balance of ESFC trade receivables was $115 million, $15 million of which were sold to the bank. At March 31, 2022, the outstanding balance of ESFC trade receivables was $120 million, none of which was sold to the

UGI CORPORATION AND SUBSIDIARIES
bank. During the six months ended March 31, 2023 and 2022, peak sales of receivables were $150 million and $98 million, respectively, and average daily amounts sold were $56 million and $4 million, respectively.

Significant Financing Activities

The following significant financing activities occurred during the 2023 six-month period. See Note 8 to Condensed Consolidated Financial Statements for additional information on these transactions.

AmeriGas Propane. Under the 2022 AmeriGas OLP Credit Agreement, AmeriGas OLP, as borrower, is required to comply with financial covenants related to leverage and interest coverage measured at the Partnership and at AmeriGas OLP. The 2022 AmeriGas OLP Credit Agreement contains an equity cure provision, which allows AmeriGas OLP’s direct or indirect parent, including UGI and its other subsidiaries, to fund capital contributions to eliminate any EBITDA (as defined in the 2022 AmeriGas OLP Credit Agreement) shortfalls that would otherwise result in non-compliance with these financial covenants. Each equity cure is eligible to eliminate such EBITDA shortfalls up to four quarters after contribution. We are permitted to use the equity cure provision five times over the course of the Credit Agreement, twice during any rolling four-quarter period, and not in consecutive quarters.

As of March 31, 2023, AmeriGas OLP was in breach of the leverage ratio debt covenant and interest coverage ratio, which it cured with the funds received from UGI. UGI made capital contributions to AmeriGas OLP of $20 million and $11 million on March 31, 2023 and April 24, 2023, respectively, which in aggregate represented one equity cure in accordance with the 2022 AmeriGas OLP Credit Agreement. As a result of these capital contributions, AmeriGas OLP and the Partnership were in compliance with all financial covenants after consideration of the equity cure provision as of March 31, 2023.
UGI also provided an irrevocable letter of support, dated May 4, 2023, whereby UGI has committed to fund any such EBITDA shortfalls and debt service, if any. Based on the support and the projected EBITDA, AmeriGas OLP is expected to remain in compliance with its financial debt covenants for the succeeding twelve-month period.

UGI International 2023 Credit Facilities Agreement. On March 7, 2023, UGI International, LLC and its indirect wholly-owned subsidiary, UGI International Holdings B.V., entered into the UGI International 2023 Credit Facilities Agreement, a five-year unsecured senior facilities agreement, maturing March 7, 2028, with a consortium of banks. The UGI International 2023 Credit Facilities Agreement consists of (1) a €300 million variable-rate term loan facility ("Facility A") and (2) a €500 million multicurrency revolving credit facility, including a €100 million sublimit for swingline loans ("Facility B"). We have designated borrowings under Facility A as a net investment hedge. In connection with the entering into of the UGI International 2023 Credit Facilities Agreement, UGI International, LLC paid off in full and terminated the UGI International Credit Facilities Agreement, dated as of October 18, 2018. The net proceeds from the UGI International 2023 Credit Facilities Agreement were used to refinance the UGI International Credit Facilities Agreement. Borrowings under the multicurrency revolving credit facility may be used to finance the working capital needs of UGI International, LLC and its subsidiaries and for general corporate purposes.

Energy Services Amended Term Loan Credit Agreement. On February 23, 2023, Energy Services entered into the Energy Services Amended Term Loan Credit Agreement, the first amendment to the Energy Services Term Loan Credit Agreement, dated August 13, 2019. The Energy Services Amended Term Loan Credit Agreement provides, among other items, that (i) the outstanding principal amount of the loans will be increased by $125 million to $800 million, (ii) the maturity date of the loans shall be extended to February 22, 2030, and (iii) Term SOFR (as defined in the Energy Services Amended Term Loan Credit Agreement) shall replace LIBOR as a reference rate.

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

Mountaineer Credit Agreement. On October 20, 2022, Mountaineer entered into the Mountaineer 2023 Credit Agreement, with a group of lenders. The Mountaineer 2023 Credit Agreement amends and restates a previous credit agreement and provides for borrowings up to $150 million, including a $20 million sublimit for letters of credit. Mountaineer may request an increase in the amount of loan commitments to a maximum aggregate amount of $250 million, subject to certain terms and conditions. Borrowings under the Mountaineer 2023 Credit Agreement can be used to finance the working capital needs of Mountaineer and for general corporate purposes. The Mountaineer 2023 Credit Agreement is scheduled to expire in November 2024, with an option to extend the maturity date.

UGI CORPORATION AND SUBSIDIARIES
Dividends and Repurchases of Common Stock

On November 17, 2022, UGI’s Board of Directors declared a cash dividend equal to $0.36 per common share. The dividend was paid on January 1, 2023, to shareholders of record on December 15, 2022. On February 1, 2023, UGI’s Board of Directors declared a quarterly dividend of $0.36 per common share. The dividend was paid on April 1, 2023, to shareholders of record on March 15, 2023. On May 3, 2023, UGI’s Board of Directors approved an increase in the quarterly dividend rate on UGI Common Stock to $0.375 per common share, or $1.50 on an annual basis. The new dividend rate reflects an approximate 4.2% increase from the previous quarterly rate of $0.36. The new quarterly dividend rate is effective with the dividend payable on July 1, 2023, to shareholders of record on June 15, 2023.

On February 2, 2022, UGI’s Board of Directors authorized an extension of an existing share repurchase program for up to 8 million shares of UGI Common Stock for an additional four-year period, expiring in February 2026. Pursuant to such authorization, during the six months ended March 31, 2023, the Company purchased 0.6 million shares on the open market at a total purchase price of approximately $22 million.

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

Operating Activities. Year-to-year variations in our cash flows from operating activities can be significantly affected by changes in operating working capital, especially during periods with significant changes in energy commodity prices. Cash flow provided by operating activities was $424 million in the 2023 six-month period compared to $400 million in the 2022 six-month period. Cash flow from operating activities before changes in operating working capital was $1,089 million in the 2023 six-month period compared to $960 million in the 2022 six-month period. Cash used to fund changes in operating working capital totaled $665 million in the 2023 six-month period compared to $560 million in the 2022 six-month period. The increase in cash used to fund operating working capital changes in the 2023 six-month period principally reflects a significant increase in collateral payments on derivative instruments during the 2023 six-month period and greater cash required to fund changes in accounts payable. These increases in cash used to fund changes in operating working capital were offset in large part by lower 2023 six-month period cash required to fund changes in accounts receivable and higher cash from changes in inventories. These changes in working capital items largely reflect the impacts of the previously mentioned significant decrease in commodity energy prices during the 2023 six-month period, principally at our UGI International operations.

Investing Activities. Investing activity cash flow is principally affected by cash expenditures for property, plant and equipment; cash paid for acquisitions of businesses and assets; investments in equity method investees; and cash proceeds from sales and retirements of property, plant and equipment. Cash flow used by investing activities was $473 million in the 2023 six-month period compared to $515 million in the 2022 six-month period. Cash expenditures for property, plant and equipment were $414 million in the 2023 six-month period compared with $355 million in the 2022 six-month period principally reflecting higher cash capital expenditures in our Utilities segment. Cash flows from investing activities include cash received from the settlement of certain forward foreign currency contracts previously designated as net investment hedges of $22 million in the 2023 six-month period compared to $13 million in the 2022 six-month period. Investments in equity method investments during the 2023 six-month period include our continuing investments in renewable energy projects principally at Energy Services. Prior-year cash flows from investing activities include cash used for the Stonehenge Acquisition.

Financing Activities. Changes in cash flow from financing activities are primarily due to issuances and repayments of long-term debt; net short-term borrowings; dividends on UGI Common Stock; quarterly payments on outstanding Purchase Contracts; and issuances and repurchases of equity instruments.

Cash flow used by financing activities was $46 million in the 2023 six-month period compared to cash provided of $25 million in the 2022 six-month period. The 2023 six-month period includes the cash flow effects from entering into the previously mentioned UGI International 2023 Credit Facilities Agreement and the concurrent repayment of borrowings under the UGI International Credit Facilities Agreement (a predecessor agreement). The 2023 six-month period cash flows from financing activities also includes the cash proceeds from the previously mentioned Energy Services Amended Term Loan Agreement entered into in February 2023 and the concurrent repayment of amounts outstanding under the Energy Services variable rate term loan. Cash flow from financing activities in the prior-year period includes the cash flow effects of the refinancing of senior notes at UGI International.

UGI CORPORATION AND SUBSIDIARIES

UTILITY REGULATORY MATTERS

UGI Utilities. On January 27, 2023, Electric Utility filed a request with the PAPUC to increase its annual base distribution revenues by $11 million. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable electric service. Electric Utility requested that the new electric rates become effective March 28, 2023. The PAPUC issued an Order on March 2, 2023, suspending the effective date for the rate increase to allow for investigation and public hearings. Unless a settlement is reached sooner, this review process is expected to last up to nine months from the date of filing. The Company cannot predict the timing or the ultimate outcome of the rate case review process.

On January 28, 2022, PA Gas Utility filed a request with the PAPUC to increase its base operating revenues for residential, commercial and industrial customers by $83 million annually. On September 15, 2022, the PAPUC issued a final order approving a settlement providing for a $49 million annual base distribution rate increase for PA Gas Utility, through a phased approach, with $38 million beginning October 29, 2022 and an additional $11 million beginning October 1, 2023. In accordance with the terms of the final order, PA Gas Utility will not be permitted to file a rate case prior to January 1, 2024. Also in accordance with the terms of the final order, PA Gas Utility was authorized to implement a weather normalization adjustment rider as a five-year pilot program beginning on November 1, 2022. Under this rider, when weather deviates from normal by more than 3%, residential and small commercial customer billings for distribution services are adjusted monthly for weather related impacts exceeding the 3% threshold. Additionally, under the terms of the final order, PA Gas Utility was authorized to implement a DSIC once its total property, plant and equipment less accumulated depreciation reached $3,368 million (which threshold was achieved in September 2022).

On February 8, 2021, Electric Utility filed a request with the PAPUC to increase its annual base distribution revenues by $9 million. On October 28, 2021, the PAPUC issued a final Order approving a settlement that permitted Electric Utility, effective November 9, 2021, to increase its base distribution revenues by $6 million.
Mountaineer. On March 6, 2023, Mountaineer submitted a base rate case filing with the WVPSC seeking a net revenue increase of $20 million, which consists of an increase in base rates of $38 million and a decrease in the IREP rates of $18 million annually to be effective on April 5, 2023. On March 31, 2023 the WVPSC suspended the effective date of the requested rate change increase until January 1, 2024 to allow for a full review of the filing.
On July 29, 2022, Mountaineer submitted its 2022 IREP filing to the WVPSC requesting recovery of costs associated with capital investments totaling $354 million over the 2023 - 2027 period, including $64 million in calendar year 2023. On November 16, 2022, Mountaineer and the intervening parties submitted a Joint Stipulation and Agreement for Settlement to the WVPSC requesting approval of 2023 IREP revenue of $22 million to be charged effective January 1, 2023, which includes the recovery of a $1 million under-recovery of 2021 IREP revenue. On December 21, 2022, the WVPSC issued an order approving the Joint Stipulation and Agreement for Settlement as filed.

OTHER MATTERS

West Reading, Pennsylvania Explosion. On March 24, 2023, an explosion occurred in West Reading, Pennsylvania which resulted in seven fatalities, significant injuries to eleven others, and extensive property damage. The NTSB, OSHA and the PAPUC are investigating the West Reading incident. The NTSB investigative team includes representatives from the Company, the PAPUC, the local Fire Department and the Pipeline and Hazardous Materials Safety Administration. The Company is cooperating with the investigation. The NTSB may invite other parties to participate.

While the investigation into this incident is still underway and the cause of the explosion has not been determined, the Company has received claims as a result of the explosion and is involved in lawsuits relative to the incident. The Company maintains liability insurance for personal injury, property and casualty damages and believes that third-party claims associated with the explosion, in excess of the Company’s deductible, are recoverable through the Company’s insurance. The Company cannot predict the result of these pending or future claims and legal actions at this time.

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

Our variable-rate debt at March 31, 2023, includes revolving credit facility borrowings and variable-rate term loans at UGI International, Utilities, Energy Services and UGI Corporation. These debt agreements have interest rates that are generally indexed to short-term market interest rates. We have entered into pay-fixed, receive-variable interest rate swap agreements on a significant portion of the term loans’ principal balances and a significant portion of the term loans’ tenor. We have designated these interest rate swaps as cash flow hedges. At March 31, 2023, combined borrowings outstanding under variable-rate debt agreements, excluding the previously mentioned effectively fixed-rate debt, totaled $1,031 million.

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
Foreign Currency Exchange Rate Risk
Our primary currency exchange rate risk is associated with the USD versus the euro and, to a lesser extent, the USD versus the British pound sterling. The USD value of our foreign currency denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. From time to time, we use derivative instruments to hedge portions of our net investments in foreign subsidiaries, including anticipated foreign currency denominated dividends. Gains or losses on these net investment hedges remain in AOCI until such foreign operations are sold or liquidated. With respect to our net investments in our UGI International operations, a 10% decline in the value of the associated foreign currencies versus the USD would reduce their aggregate net book value at March 31, 2023, by approximately $100 million, which amount would be reflected in other comprehensive income. We have designated certain euro-denominated borrowings as net investment hedges.
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
We have concentrations of credit risk associated with derivative instruments and we evaluate the creditworthiness of our derivative counterparties on an ongoing basis. As of March 31, 2023, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was $422 million. In general, many of our over-the-counter derivative instruments and all exchange contracts call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At March 31, 2023, we had received cash collateral from derivative instrument counterparties totaling $55 million. In addition, we may have offsetting derivative liabilities and certain accounts payable balances with certain of these counterparties, which further mitigates the previously mentioned maximum amount of losses. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At March 31, 2023, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.
The following table summarizes the fair values of unsettled market risk sensitive derivative instrument assets (liabilities) held at March 31, 2023 and changes in their fair values due to market risks. Certain of UGI Utilities’ commodity derivative instruments are excluded from the table below because any associated net gains or losses are refundable to or recoverable from customers in accordance with UGI Utilities ratemaking.

	Asset (Liability)
(Millions of dollars)	Fair Value	Change in Fair Value
March 31, 2023
Commodity price risk (1)	$(41)	$(148)
Interest rate risk (2)	$4	$(20)
Foreign currency exchange rate risk (3)	$19	$(32)

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

ITEM 1A. RISK FACTORS

In addition to the information presented in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2022 Annual Report and the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2022, which could materially affect our business, financial condition or future results. The risks described in our 2022 Annual Report and the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2022, are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to the Company’s repurchases of its common stock during the quarter ended March 31, 2023.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2023 to January 31, 2023	—	$0.00	—	6.80 million
February 1, 2023 to February 28, 2023	—	$0.00	—	6.80 million
March 1, 2023 to March 31, 2023	300,000	$35.51	300,000	6.50 million
Total	300,000		300,000

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

UGI CORPORATION AND SUBSIDIARIES
ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.1	Form of Change in Control Agreement between UGI Corporation and Mr. Sean P. O’Brien.

10.2	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement between UGI Corporation and Mr. Sean P. O’Brien.

10.3	Form of UGI Corporation 2021 Incentive Award Plan Performance Unit Grant Letter for NEOs (EPS).

10.4	Form of UGI Corporation 2021 Incentive Award Plan Performance Unit Grant Letter for US Employees (TSR).

10.5	First Amendment to Credit Agreement, dated February 23, 2023, by and among UGI Energy Services, LLC, the guarantors party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent.	UGI	Form 8-K (2/23/23)	10.1

10.6	Multicurrency Facilities Agreement, dated March 7, 2023, by and among UGI International, LLC, UGI International Holdings B.V. the guarantors party thereto, the lenders party thereto and Natixis, as agent.	UGI	Form 8-K (3/7/23)	10.1

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2023, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2023, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2023, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

UGI CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

10.1	Form of Change in Control Agreement between UGI Corporation and Mr. Sean P. O’Brien.

10.2	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement between UGI Corporation and Mr. Sean P. O’Brien.

10.3	Form of UGI Corporation 2021 Incentive Award Plan Performance Unit Grant Letter for NEOs (EPS).

10.4	Form of UGI Corporation 2021 Incentive Award Plan Performance Unit Grant Letter for US Employees (TSR).

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2023, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2023, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2023, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UGI Corporation
(Registrant)

Date:	May 4, 2023	By:	/s/ Sean P. O’Brien
Sean P. O’Brien
Chief Financial Officer

Date:	May 4, 2023	By:	/s/ Jean Felix Tematio Dontsop
Jean Felix Tematio Dontsop
Vice President, Chief Accounting Officer
and Corporate Controller