Form 10-Q
period 2023-06-30
UGI CORP /PA/
filed 2023-08-08
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 1-11071
UGI CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2668356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 North Gulph Road, King of Prussia, PA 19406
(Address of Principal Executive Offices) (Zip Code)
(610) 337-1000
(Registrant’s telephone number, including area code)
460 North Gulph Road, King of Prussia, PA 19406
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
At July 31, 2023, there were 209,478,774 shares of UGI Corporation Common Stock, without par value, outstanding.

UGI CORPORATION AND SUBSIDIARIES

i

GLOSSARY OF TERMS AND ABBREVIATIONS

Terms and abbreviations used in this Form 10-Q are defined below:

UGI Corporation and Related Entities

AmeriGas Finance Corp. - A wholly owned subsidiary of AmeriGas Partners
AmeriGas OLP - AmeriGas Propane, L.P., the principal operating subsidiary of AmeriGas Partners
AmeriGas Partners - AmeriGas Partners, L.P., a Delaware limited partnership and an indirect wholly owned subsidiary of UGI; also referred to, together with its consolidated subsidiaries, as the “Partnership”
AmeriGas Propane - Reportable segment comprising AmeriGas Propane, Inc. and its subsidiaries, including AmeriGas Partners and AmeriGas OLP
AmeriGas Propane, Inc. - A wholly owned second-tier subsidiary of UGI and the general partner of AmeriGas Partners
AvantiGas - AvantiGas Limited, an indirect wholly owned subsidiary of UGI International, LLC
Company - UGI and its consolidated subsidiaries collectively
DVEP - DVEP Investeringen B.V., an indirect wholly owned subsidiary of UGI International, LLC
Electric Utility - UGI Utilities’ regulated electric distribution utility
Energy Services - UGI Energy Services, LLC, a wholly owned subsidiary of Enterprises
Enterprises - UGI Enterprises, LLC, a wholly owned subsidiary of UGI
ESFC - Energy Services Funding Corporation, a wholly owned subsidiary of Energy Services
Flaga - Flaga GmbH, an indirect wholly owned subsidiary of UGI International, LLC
Gas Utility - UGI’s regulated natural gas businesses, inclusive of PA Gas Utility and WV Gas Utility
MBL Bioenergy - MBL Bioenergy, LLC
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
5.625% Senior Notes - An underwritten public offering of $675 million aggregate principal amount of notes due May 2024, issued by AmeriGas Partners. Pursuant to the tender offer, dated May 22, 2023, AmeriGas Partners, in June 2023, redeemed all outstanding 5.625% Senior Notes due May 2024 and in so doing was released from the obligations with respect to the indenture for the 5.625% Senior Notes
9.375% Senior Notes - An underwritten private offering of $500 million aggregate principal amount of notes due May 2028, co-issued by AmeriGas Partners and AmeriGas Finance Corp.

2022 Annual Report - UGI Annual Report on Form 10-K for the fiscal year ended September 30, 2022
2022 nine-month period - Nine months ended June 30, 2022
2022 three-month period - Three months ended June 30, 2022
2023 nine-month period - Nine months ended June 30, 2023
2023 three-month period - Three months ended June 30, 2023
2024 Purchase Contract - A forward stock purchase contract issued by the Company as a part of the issuance of Equity Units which obligates holders to purchase a number of shares of UGI Common Stock from the Company on June 1, 2024
2022 AmeriGas OLP Credit Agreement - Entered into by AmeriGas OLP providing for borrowings of up to $600 million, with the option to increase to a maximum principal amount of $900 million assuming certain conditions are met, including a letter of credit subfacility of up to $100 million
AOCI - Accumulated Other Comprehensive Income (Loss)
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

DS - Default service
DSIC - Distribution System Improvement Charge
Energy Services Amended Term Loan Credit Agreement - The first amendment to the Energy Services Term Loan Credit Agreement, entered into on February 23, 2023, comprising an $800 million variable-rate term loan with a final maturity of February 2030
Energy Services Term Loan Credit Agreement - A seven-year $700 million variable rate senior secured term loan agreement entered into on August 13, 2019 by Energy Services and amended on February 23, 2023

Equity Unit - A corporate unit consisting of a 2024 Purchase Contract and 1/10th or 10% undivided interest in one share of Convertible Preferred Stock
Exchange Act - Securities Exchange Act of 1934, as amended
FDIC - Federal Deposit Insurance Corporation
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
LNG - Liquefied natural gas
LPG - Liquefied petroleum gas
MDPSC - Maryland Public Service Commission
MGP - Manufactured gas plant
Mountaineer Acquisition - Acquisition of Mountaintop Energy Holdings LLC, which closed on September 1, 2021
Mountaineer 2023 Credit Agreement - Third amendment to the third amended and restated credit agreement entered into by Mountaineer, as borrower, providing for borrowings up to $150 million, with the option to increase to a maximum principal amount of $250 million assuming certain conditions are met, including a letter of credit subfacility of up to $20 million, scheduled to expire in November 2024, with an option to extend the maturity date
NOAA - National Oceanic and Atmospheric Administration
NPNS - Normal purchase and normal sale
NTSB - National Transportation Safety Board
NYDEC - New York State Department of Environmental Conservation

NYMEX - New York Mercantile Exchange
OSHA - Occupational Safety and Health Administration
PADEP - Pennsylvania Department of Environmental Protection
PAPUC - Pennsylvania Public Utility Commission
Pennant Acquisition - Energy Services’ Fiscal 2022 acquisition of the remaining 53% equity interest in Pennant
PGA - Purchased gas adjustment
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
ROD - Record of Decision
SEC - U.S. Securities and Exchange Commission
Stonehenge Acquisition - Acquisition of Stonehenge Appalachia, LLC, which closed January 27, 2022
Term SOFR - Secured Overnight Financing Rate
U.K. - United Kingdom
U.S. - United States of America
UGI Corporation Credit Agreement - An amended and restated unsecured senior credit facilities agreement entered into by UGI Corporation on May 4, 2021, comprising (1) a $250 million term loan facility maturing in August 2024, (2) a $300 million term loan facility maturing in May 2025, (3) a $300 million delayed draw term loan facility maturing in May 2025, and (4) a $300 million revolving credit facility maturing in August 2024 (including a $10 million sublimit for letters of credit). On May 12, 2023, the Company entered into the second amendment to the UGI Corporation Credit Agreement to replace the reference rate from LIBOR with Term SOFR.

UGI Energy Services Credit Agreement - A five-year unsecured revolving credit agreement entered into by Energy Services on March 6, 2020, providing for borrowings up to $260 million, including a letter of credit subfacility of up to $50 million, scheduled to expire in March 2025. On May 12, 2023, Energy Services entered into the second amendment to the UGI Energy Services Credit Agreement to replace the reference rate from LIBOR with Term SOFR.

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
UGI International Credit Facilities Agreement - A five-year unsecured senior facilities agreement entered into in October 2018, by UGI International, LLC comprising a €300 million term loan facility and a €300 million revolving credit facility, scheduled to expire in October 2023, repaid in full and terminated concurrently with the execution of the UGI International 2023 Credit Facilities Agreement
UGI Utilities Credit Agreement - A five-year unsecured revolving credit agreement entered into by UGI Utilities on June 27, 2019 providing for borrowings up to $350 million, including a letter of credit subfacility of up to $100 million, scheduled to expire in June 2024. On December 13, 2022, UGI Utilities entered into an amendment to UGI Utilities Credit Agreement, providing for borrowings up to $425 million and to replace the reference rate from LIBOR with Term SOFR
USD - U.S. dollar
WVPSC - Public Service Commission of West Virginia

UGI CORPORATION AND SUBSIDIARIES
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Millions of dollars)

	June 30, 2023	September 30, 2022	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$260	$405	$670
Restricted cash	78	64	14
Accounts receivable (less allowances for doubtful accounts of $87, $64 and $66, respectively)	955	1,127	1,234
Accrued utility revenues	29	23	19
Income taxes receivable	36	128	127
Inventories	410	665	496
Derivative instruments	31	865	773
Held for sale assets	64	295	—
Prepaid expenses and other current assets	172	230	176
Total current assets	2,035	3,802	3,509
Property, plant and equipment, (less accumulated depreciation of $4,536, $4,166 and $4,160, respectively)	8,394	8,040	7,839
Goodwill	3,060	3,612	3,671
Intangible assets, net	460	500	523
Utility regulatory assets	310	301	352
Derivative instruments	59	565	410
Other assets	925	755	807
Total assets	$15,243	$17,575	$17,111
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$56	$149	$47
Short-term borrowings	481	368	276
Accounts payable	541	891	843
Derivative instruments	120	144	70
Held for sale liabilities	37	19	—
Other current liabilities	848	873	832
Total current liabilities	2,083	2,444	2,068
Long-term debt	6,579	6,483	6,399
Deferred income taxes	905	1,305	1,291
Derivative instruments	47	50	54
Other noncurrent liabilities	1,256	1,219	1,294
Total liabilities	10,870	11,501	11,106
Commitments and contingencies (Note 9)
Equity:
UGI Corporation stockholders’ equity:
Preferred stock, without par value (authorized – 5,000,000 shares; issued – 220,000, 220,000 and 220,000 Series A shares, respectively)	167	162	162
UGI Common Stock, without par value (authorized — 450,000,000 shares; issued — 210,882,552, 210,560,494 and 210,378,881 shares, respectively)	1,500	1,483	1,474
Retained earnings	2,974	4,841	4,674
Accumulated other comprehensive loss	(222)	(380)	(273)
Treasury stock, at cost	(55)	(40)	(41)
Total UGI Corporation stockholders’ equity	4,364	6,066	5,996
Noncontrolling interests	9	8	9
Total equity	4,373	6,074	6,005
Total liabilities and equity	$15,243	$17,575	$17,111
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Revenues	$1,659	$2,033	$7,524	$8,172
Costs and expenses:
Cost of sales (excluding depreciation and amortization shown below)	1,104	1,361	6,358	4,951
Operating and administrative expenses	523	465	1,639	1,532
Depreciation and amortization	134	130	397	387
Impairment of goodwill	656	—	656	—
Loss on disposal of U.K. energy marketing business	—	—	215	—
Other operating income, net	(26)	(22)	(60)	(61)
	2,391	1,934	9,205	6,809
Operating (loss) income	(732)	99	(1,681)	1,363
Income (loss) from equity investees	1	(45)	2	(32)
Loss on extinguishments of debt	(9)	—	(9)	(11)
Other non-operating income (expense), net	1	20	(25)	41
Interest expense	(96)	(82)	(281)	(245)
(Loss) income before income taxes	(835)	(8)	(1,994)	1,116
Income tax benefit (expense)	46	1	361	(285)
Net (loss) income including noncontrolling interests	(789)	(7)	(1,633)	831
Deduct net income attributable to noncontrolling interests	—	—	—	(2)
Net (loss) income attributable to UGI Corporation	$(789)	$(7)	$(1,633)	$829
(Loss) earnings per common share attributable to UGI Corporation stockholders:
Basic	$(3.76)	$(0.03)	$(7.78)	$3.95
Diluted	$(3.76)	$(0.03)	$(7.78)	$3.84
Weighted-average common shares outstanding (thousands):
Basic	209,706	210,190	209,811	209,992
Diluted	209,706	210,190	209,811	215,965
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Millions of dollars)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income including noncontrolling interests	$(789)	$(7)	$(1,633)	$831
Other comprehensive income (loss):
Net gains on derivative instruments (net of tax of $(10), $(3), $(5) and $(17), respectively)	22	8	10	42
Reclassifications of net (gains) losses on derivative instruments (net of tax of $4, $(1), $8 and $(4), respectively)	(10)	3	(20)	13
Foreign currency adjustments (net of tax of $2, $(17), $31 and $(30), respectively)	8	(106)	169	(191)
Benefit plans (net of tax of $1, $0, $1 and $(1), respectively)	(1)	—	(1)	3
Other comprehensive income (loss)	19	(95)	158	(133)
Comprehensive (loss) income including noncontrolling interests	(770)	(102)	(1,475)	698
Deduct comprehensive income attributable to noncontrolling interests	—	—	—	(2)
Comprehensive (loss) income attributable to UGI Corporation	$(770)	$(102)	$(1,475)	$696

See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Millions of dollars)

	Nine Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income including noncontrolling interests	$(1,633)	$831
Adjustments to reconcile net (loss) income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	397	387
Deferred income tax (benefit) expense, net	(418)	142
Provision for uncollectible accounts	56	46
Changes in unrealized gains and losses on derivative instruments	1,866	(372)
Loss on disposal of U.K. energy marketing business	215	—
Impairment of assets	19	—
Impairment of goodwill	656	—
Loss on extinguishments of debt	9	11
(Income) loss from equity investees	(2)	32
Settlement of Energy Services interest rate swap	32	—
Amortization of settled Energy Services interest rate swap	(8)	—
Other, net	20	37
Net change in:
Accounts receivable and accrued utility revenues	139	(486)
Income taxes receivable	91	1
Inventories	275	(42)
Utility deferred fuel and power costs, net of changes in unsettled derivatives	73	(7)
Accounts payable	(365)	50
Derivative instruments collateral deposits (paid) received	(489)	181
Other current assets	(22)	93
Other current liabilities	(54)	(56)
Net cash provided by operating activities	857	848
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(670)	(551)
Acquisitions of businesses and assets, net of cash acquired	(9)	(188)
Investments in equity method investees	(101)	(41)
Settlements of net investment hedges	22	26
Other, net	(3)	37
Net cash used by investing activities	(761)	(717)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(230)	(220)
Issuances of long-term debt, net of discount and issuance costs	1,867	863
Repayments of long-term debt and finance leases, including redemption premiums	(1,953)	(806)
Increase (decrease) in short-term borrowings	49	(91)
Receivables Facility net borrowings	45	—
Payments on Purchase Contracts	(12)	(12)
Issuances of UGI Common Stock	12	14
Repurchases of UGI Common Stock	(22)	(38)
Net cash used by financing activities	(244)	(290)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	17	(34)
Cash, cash equivalents and restricted cash decrease	$(131)	$(193)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash at end of period	$338	$684
Cash, cash equivalents and restricted cash at beginning of period	469	877
Cash, cash equivalents and restricted cash decrease	$(131)	$(193)
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Preferred stock, without par value
Balance, beginning of period	$167	$161	$162	$213
Cumulative effect of change in accounting - ASU 2020-06 (Note 3)	—	1	5	1
Other	—	—	—	(52)
Balance, end of period	$167	$162	$167	$162
Common stock, without par value
Balance, beginning of period	$1,492	$1,465	$1,483	$1,394
Common Stock issued in connection with employee and director plans, net of tax withheld	3	5	9	13
Equity-based compensation expense	5	4	14	14
Cumulative effect of change in accounting - ASU 2020-06 (Note 3)	—	—	(6)	—
Other	—	—	—	53
Balance, end of period	$1,500	$1,474	$1,500	$1,474
Retained earnings
Balance, beginning of period	$3,842	$4,757	$4,841	$4,081
Cumulative effect of change in accounting - ASU 2020-06 (Note 3)	—	(1)	1	(1)
Losses on common stock transactions in connection with employee and director plans	—	—	(5)	(15)
Net (loss) income attributable to UGI Corporation	(789)	(7)	(1,633)	829
Cash dividends on UGI Common Stock ($0.375, $0.36, $1.095 and $1.05, respectively)	(79)	(75)	(230)	(220)
Balance, end of period	$2,974	$4,674	$2,974	$4,674
Accumulated other comprehensive income (loss)
Balance, beginning of period	$(241)	$(178)	$(380)	$(140)
Net gains on derivative instruments	22	8	10	42
Reclassification of net (gains) losses on derivative instruments	(10)	3	(20)	13
Benefit plans	(1)	—	(1)	3
Foreign currency adjustments	8	(106)	169	(191)
Balance, end of period	$(222)	$(273)	$(222)	$(273)
Treasury stock
Balance, beginning of period	$(55)	$(5)	$(40)	$(26)
Common Stock issued in connection with employee and director plans, net of tax withheld	—	3	7	33
Repurchases of UGI Common Stock	—	(38)	(22)	(38)
Reacquired UGI Common Stock - employee and director plans	—	(1)	—	(10)
Balance, end of period	$(55)	$(41)	$(55)	$(41)
Total UGI stockholders’ equity	$4,364	$5,996	$4,364	$5,996
Noncontrolling interests
Balance, beginning of period	$9	$10	$8	$9
Net income attributable to noncontrolling interests	—	—	—	2
Other	—	(1)	1	(2)
Balance, end of period	$9	$9	$9	$9
Total equity	$4,373	$6,005	$4,373	$6,005
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

We conduct a domestic propane marketing and distribution business through AmeriGas Partners. AmeriGas Partners conducts its propane marketing and distribution business through its principal operating subsidiary, AmeriGas OLP.

UGI International, LLC, through its subsidiaries and affiliates, conducts (1) an LPG distribution business throughout much of Europe and (2) an energy marketing business in France, Belgium, and the Netherlands. These businesses are conducted principally through our subsidiaries, UGI France, Flaga, AvantiGas, DVEP and UniverGas. See Note 5 for additional information regarding the UGI International energy marketing businesses.

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

	June 30, 2023	June 30, 2022
Cash and cash equivalents	$260	$670
Restricted cash	78	14
Cash, cash equivalents and restricted cash	$338	$684

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Earnings Per Common Share. Basic earnings per share attributable to UGI stockholders reflect the weighted-average number of common shares outstanding. Diluted earnings per share attributable to UGI stockholders include the effects of dilutive stock options, common stock awards and Equity Units. Shares used in computing basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Denominator (thousands of shares):
Weighted-average common shares outstanding — basic	209,706	210,190	209,811	209,992
Incremental shares issuable for stock options, common stock awards and Equity Units (a)	—	—	—	5,973
Weighted-average common shares outstanding — diluted	209,706	210,190	209,811	215,965
(a)For the three months ended June 30, 2023 and 2022 and for the nine months ended June 30, 2023, 5,972, 5,668, and 6,222, of such shares, respectively, have been excluded as such incremental shares would be antidilutive due to the net losses for the periods. For the nine months ended June 30, 2022, 5,718 shares associated with outstanding stock option awards were excluded from the computation of diluted earnings per share because their effect was antidilutive.

Equity Method Investments. We account for privately held equity securities of entities without readily determinable fair values in which we do not have control, but have significant influence over operating and financial policies, under the equity method. These are included in "Other assets" on the Condensed Consolidated Balance Sheets. Equity method earnings are included in "Income (loss) from equity investees" on the Condensed Consolidated Statements of Income. Our equity method investments primarily comprise MBL Bioenergy, Pine Run and other equity method investments in biomass and other renewable energy projects.

MBL Bioenergy. The Company has an approximate 99.99% interest in MBL Bioenergy, a company jointly owned by UGI Dakota, LLC, Sevana Bioenergy and a subsidiary of California Bioenergy. The sole purpose of MBL Bioenergy is the development of RNG projects in South Dakota comprising three dairy waste anaerobic digester systems. MBL Bioenergy is a variable interest entity whereby the Company has determined that it is not the primary beneficiary since it does not direct the activities that most significantly impact the entity’s economic performance. The carrying value of our investment in MBL Bioenergy totaled $93 and $0 at June 30, 2023 and 2022, respectively.

Pine Run. The Company has an approximately 49% interest in Pine Run, a company jointly owned by Stonehenge Energy Resources and UGI Pine Run LLC. Pine Run owns Pine Run Midstream, which operates dry gas gathering pipelines and compression assets in western Pennsylvania. The carrying value of our investment in Pine Run totaled $75 and $67 at June 30, 2023 and 2022, respectively.

Pennant. At June 30, 2022, the carrying value of our investment in Pennant was $49. In connection with negotiations related to the acquisition of a controlling financial interest in Pennant, as of June 30, 2022, the Company recognized an other-than-temporary pre-tax impairment charge of $50 related to its then 47% membership interest, which was recorded in “Income (loss) from equity investees” in the Condensed Consolidated Statements of Income. During the fourth quarter of Fiscal 2022, UGI, through Energy Services, completed the Pennant Acquisition in which Energy Services acquired the remaining 53% of the equity interests in Pennant. The acquisition of the remaining interests was accounted for as an acquisition of assets, and the purchase price of approximately $61 was primarily allocated to property, plant and equipment.

Other Equity Method Investments. The carrying values of our other equity method investments totaled $84 and $44 at June 30, 2023 and 2022, respectively, and principally comprise a number of investments in biomass and other renewable energy projects at Midstream & Marketing and a renewable energy joint venture at UGI International. Our maximum exposure to loss related to these investments is limited to the amount invested.

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

During the quarter ended June 30, 2023, the Company identified interim impairment indicators related to goodwill within the AmeriGas Propane reporting unit: (1) AmeriGas Partners issued $500 of Senior Notes at an interest rate of 9.375%, which was significantly higher than the interest rates on the other AmeriGas Propane debt obligations; and (2) financial projections for the AmeriGas Propane reporting unit were reduced significantly compared to previous forecasts following declines in gross margins and customer retention and higher operating expenses. The Company concluded that these events constituted triggering events that indicate that the AmeriGas Propane goodwill may be impaired and, as such, performed an interim impairment test of its goodwill as of May 31, 2023.

Using level 3 inputs, we performed a quantitative assessment of the AmeriGas Propane reporting unit using a weighting of the income and market approaches to determine its fair value. With respect to the income approach, management used a discounted cash flow (“DCF”) method, using unobservable inputs. The significant assumptions in our DCF model include projected gross margin, terminal growth rates, and a discount rate (and estimates in the discount rate inputs). With respect to the market approach, management used recent transaction market multiples for similar companies in the U.S. The resulting estimates of fair value from the income approach and the market approach were then weighted equally in determining the overall estimated fair value of AmeriGas Propane.

Based on our evaluation, the estimated fair value of the reporting unit was determined to be less than its carrying value. As a result, the Company recorded a non-cash pre-tax goodwill impairment charge of $656, included in “Impairment of goodwill” on the Condensed Consolidated Statement of Income, to reduce the carrying value of AmeriGas Propane to its fair value. The Company calculated the deferred tax effect using the simultaneous equation method.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
The performance of the AmeriGas Propane reporting unit and the potential for future developments in the global economic environment, including the prospect of higher interest rates, introduces a heightened risk for additional impairment in the AmeriGas Propane reporting unit. If there is continued deterioration in the results of operations, a portion or all of the remaining recorded goodwill for the AmeriGas Propane reporting unit, which was $1.3 billion as of June 30, 2023, could be subject to further impairment.

Impairment testing for long-lived assets (or an asset group) and definite lived intangible assets is required when circumstances indicate that such assets may be impaired. The impairment of AmeriGas Propane’s goodwill during the quarter ended June 30, 2023, was determined to be a triggering event requiring an interim impairment analysis of AmeriGas Propane’s long-lived and definite lived intangible assets. Accordingly, the Company performed a recoverability test of AmeriGas Propane’s long-lived assets, including right-of-use (“ROU”) assets and definite lived intangible assets, as of May 31, 2023, using estimated undiscounted cash flow projections expected to be generated over the remaining useful life of the primary asset of the asset group at the lowest level with identifiable cash flows that are independent of other assets. Based on the recoverability test performed, we determined that (1) AmeriGas Propane’s long-lived assets, including ROU assets and definite lived intangible assets, were recoverable and, as such, no impairment charges were recorded; and (2) no adjustments to the remaining useful lives were necessary.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Revenue Disaggregation

The following tables present our disaggregated revenues by reportable segment:

Three Months Ended June 30, 2023	Total	Eliminations (a)	AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$151	$—	$—	$—	$—	$151	$—
Commercial & Industrial	60	—	—	—	—	60	—
Large delivery service	39	—	—	—	—	39	—
Off-system sales and capacity releases	7	(7)	—	—	—	14	—
Other	8	—	—	—	—	8	—
Total Utility	265	(7)	—	—	—	272	—
Non-Utility:
LPG:
Retail	799	—	423	376	—	—	—
Wholesale	76	—	24	52	—	—	—
Energy Marketing	336	(14)	—	156	194	—	—
Midstream:
Pipeline	58	—	—	—	58	—	—
Peaking	1	(5)	—	—	6	—	—
Other	3	—	—	—	3	—	—
Electricity Generation	17	—	—	—	17	—	—
Other	65	—	47	18	—	—	—
Total Non-Utility	1,355	(19)	494	602	278	—	—
Total revenues from contracts with customers	1,620	(26)	494	602	278	272	—
Other revenues (b)(c)	39	1	20	9	1	6	2
Total revenues	$1,659	$(25)	$514	$611	$279	$278	$2

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Nine Months Ended June 30, 2023	Total	Eliminations (a)	AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$911	$—	$—	$—	$—	$911	$—
Commercial & Industrial	369	—	—	—	—	369	—
Large delivery service	139	—	—	—	—	139	—
Off-system sales and capacity releases	84	(68)	—	—	—	152	—
Other	34	(1)	—	—	—	35	—
Total Utility	1,537	(69)	—	—	—	1,606	—
Non-Utility:
LPG:
Retail	3,243	—	1,812	1,431	—	—	—
Wholesale	287	—	120	167	—	—	—
Energy Marketing	1,854	(130)	—	755	1,229	—	—
Midstream:
Pipeline	189	—	—	—	189	—	—
Peaking	28	(102)	—	—	130	—	—
Other	10	—	—	—	10	—	—
Electricity Generation	27	—	—	—	27	—	—
Other	207	—	151	56	—	—	—
Total Non-Utility	5,845	(232)	2,083	2,409	1,585	—	—
Total revenues from contracts with customers	7,382	(301)	2,083	2,409	1,585	1,606	—
Other revenues (b)(c)	142	(1)	64	27	1	38	13
Total revenues	$7,524	$(302)	$2,147	$2,436	$1,586	$1,644	$13

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

(a)Includes intersegment revenues principally among Midstream & Marketing, Utilities and AmeriGas Propane.
(b)Primarily represents revenues from tank rentals at AmeriGas Propane and UGI International, revenues from certain gathering assets at Midstream & Marketing, revenues from alternative revenue programs at Utilities and gains and losses on commodity derivative instruments not associated with current-period transactions reflected in Corporate & Other, none of which are within the scope of ASC 606 and are accounted for in accordance with other GAAP.
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
Contract liabilities arise when payment from a customer is received before the performance obligations have been satisfied and represent the Company’s obligations to transfer goods or services to a customer for which we have received consideration. The balances of contract liabilities were $133, $164 and $128 at June 30, 2023, September 30, 2022 and June 30, 2022, respectively, and are included in “Other current liabilities” and “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Revenues recognized for the nine months ended June 30, 2023 and 2022, from the amounts included in contract liabilities at September 30, 2022 and 2021, were $118 and $117, respectively.

Remaining Performance Obligations
The Company excludes disclosures related to the aggregate amount of the transaction price allocated to certain performance obligations that are unsatisfied as of the end of the reporting period because these contracts have an initial expected term of one year or less, or we have a right to bill the customer in an amount that corresponds directly with the value of services provided to the customer to date. Certain contracts with customers at Midstream & Marketing and Utilities contain minimum future performance obligations through 2047 and 2053, respectively. At June 30, 2023, Midstream & Marketing and Utilities expect to record approximately $2.2 billion and $0.2 billion of revenues, respectively, related to the minimum future performance obligations over the remaining terms of the related contracts.

Note 5 — Dispositions and Acquisition

UGI International Energy Marketing Businesses

Sale of U.K. Energy Marketing Business. On October 21, 2022, UGI International, through a wholly-owned subsidiary, sold its natural gas marketing business located in the U.K. for a net cash payment of $19 which includes certain working capital adjustments. In conjunction with the sale, during the first quarter of Fiscal 2023, the Company recorded a pre-tax loss of $215 ($151 after-tax) substantially all of which loss was due to the non-cash transfer of commodity derivative instruments associated with the business. At the date of closing of the sale, these commodity derivative instruments had a net carrying value of $206 which is attributable to net unrealized gains on such instruments. At September 30, 2022, these derivative instruments were classified as held for sale assets and liabilities on the Condensed Consolidated Balance Sheet and had a net carrying value of $276. The change in the carrying value of these derivative instruments between September 30, 2022 and October 21, 2022 resulted from changes in their fair values during that period.

Other UGI International Energy Marketing Businesses. In November 2022, the Company announced that it expected to sign a definitive agreement during the first quarter of Fiscal 2023 to sell its energy marketing business in France. In December 2022, the Company announced that it no longer expected to sign such agreement as extended negotiations with the potential buyer had been discontinued.

During the first quarter of Fiscal 2023, the Company recorded a $19 pre-tax impairment charge to reduce the carrying values of certain assets associated with its energy marketing business in the Netherlands, comprising property, plant and equipment and intangible assets. The impairment charge is reflected in “Operating and administrative expenses” on the Condensed Consolidated Statement of Income and included in the UGI International reportable segment.

On July 8, 2023, UGI International, through a wholly-owned subsidiary, entered into a definitive agreement to sell a substantial portion of its energy marketing business located in Belgium, principally comprising customer contracts and prepaid broker fees. The assets associated with the pending sale were not material at June 30, 2023 and have been classified as “Held for sale assets” on the Condensed Consolidated Balance Sheet as of June 30, 2023. The initially estimated cash proceeds, less a payment to the buyer, on or subsequent to the closing date, pursuant to the definitive agreement is not expected to be material. The cash payment to buyer is equal to an agreed upon portion of the fair value, as of the closing date, of associated derivative commodity hedge contracts currently held by UGI International. The closing of the pending sale is subject to regulatory and other third-party approvals and is expected to occur during the fourth quarter of Fiscal 2023.

On August 1, 2023, UGI International, through a wholly-owned subsidiary, entered into a definitive agreement to sell a substantial portion of its energy marketing business located in France, principally comprising customer contracts, energy certificates and substantially all of its derivative commodity hedge contracts, for an initially estimated net cash payment to the buyer of €23. This initially estimated closing date payment is subject to adjustments relating to, among other things, the actual date of closing, the fair value of derivative commodity hedge contracts currently held by the Company but not subject to transfer to the buyer, and conditions associated with certain customer contracts. The effects of these adjustments will be settled on, or subsequent to, the closing date. The closing of the pending sale is subject to regulatory and other third-party approvals and is expected to occur during the first quarter of Fiscal 2024.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
The assets and liabilities associated with the energy marketing business in France, principally comprising the fair values of substantially all of its derivative commodity hedge contracts, have been classified as “Held for sale assets” and “Held for sale liabilities” on the Condensed Consolidated Balance Sheet as of June 30, 2023. The net fair value of these derivative commodity hedge contracts at June 30, 2023 was an asset of $10.

The amount of the gain or loss to be recognized upon the closing of these transactions will depend, in large part, on the fair values of the associated derivative commodity hedge contracts as of the respective dates of closing. The Company’s policy for the recognition of impairment charges is limited to the disposal group’s long-lived assets related to held for sale. The Company did not recognize any such impairment for the period ended June 30, 2023.

The Company continues to pursue the wind-down of its energy marketing business located in the Netherlands and its remaining natural gas marketing business in France. On July 21, 2023, DVEP signed a definitive agreement to sell a substantial portion of its power purchase agreement portfolio for a net cash payment to the buyer. Such payment is not expected to be material. The closing of the pending sale is subject to regulatory and other third-party approvals and is expected to occur during the first half of Fiscal 2024.

Acquisition of Assets

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

Note 6 — Inventories

Inventories comprise the following:

	June 30, 2023	September 30, 2022	June 30, 2022
Non-utility LPG and natural gas	$189	$335	$261
Gas Utility natural gas	37	166	84
Energy certificates	68	70	70
Materials, supplies and other	116	94	81
Total inventories	$410	$665	$496

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

	June 30, 2023	September 30, 2022	June 30, 2022
Regulatory assets (a):
Income taxes recoverable	$95	$83	$151
Underfunded pension plans	118	114	103
Environmental costs	28	37	34
Deferred fuel and power costs	30	32	14
Removal costs, net	22	22	22
Other	57	52	47
Total regulatory assets	$350	$340	$371
Regulatory liabilities (a):
Postretirement benefit overcollections	$10	$11	$12
Deferred fuel and power refunds	63	3	1
State tax benefits — distribution system repairs	40	38	34
Excess federal deferred income taxes	260	279	281
Other	3	4	8
Total regulatory liabilities	$376	$335	$336
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

PA Gas Utility uses derivative instruments to reduce volatility in the cost of gas it purchases for retail core-market customers. Realized and unrealized gains or losses on natural gas derivative instruments are included in deferred fuel and power costs or refunds. Net unrealized (losses) gains on such contracts at June 30, 2023, September 30, 2022 and June 30, 2022 were $(7), $5 and $7, respectively.

Other Regulatory Matters

UGI Utilities. On January 27, 2023, Electric Utility filed a request with the PAPUC to increase its annual base distribution revenues by $11. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable electric service. Electric Utility requested that the new electric rates become effective March 28, 2023. The PAPUC issued an order on March 2, 2023, suspending the effective date for the rate increase to allow for investigation and public hearings. On July 14, 2023, a Joint Petition for Approval of Settlement of all issues supported by all active parties was filed

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
with the PAPUC providing for a $9 annual base distribution rate increase for Electric Utility. The Joint Petition is subject to receipt of a recommended decision and a final order of the PAPUC approving the settlement. In accordance with the terms of the Joint Petition, the proposed rate increase will become effective on or before October 1, 2023, or as directed by the PAPUC in the final order. The Company cannot predict the timing or the ultimate outcome of the rate case review process.
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
Mountaineer. On July 31, 2023, Mountaineer submitted its 2023 IREP filing to the WVPSC requesting recovery of $10 for costs associated with capital investments after December 31, 2022, that total $131, including $67 in calendar year 2024. With new base rates expected to be effective January 1, 2024, revenues from IREP rates would decrease by $12. The filing included capital investments totaling $383 over the 2024 - 2028 period.

On July 28, 2023, Mountaineer submitted its annual PGA filing with the WVPSC. This filing allows the WVPSC to review the prudence of Mountaineer’s incurred gas costs, to review the computation of any over or under collection of gas costs, and to establish a PGA billing rate for the upcoming year. The new PGA billing rate is intended to settle past over or under collections and allows Mountaineer to recover its projected gas costs for the upcoming year.
On March 6, 2023, Mountaineer submitted a base rate case filing with the WVPSC seeking a net revenue increase of $20, which consists of an increase in base rates of $38 and a decrease in the IREP rates of $18 annually to be effective on April 5, 2023. On March 31, 2023, the WVPSC suspended the effective date of the requested rate change increase until January 1, 2024 to allow for a full review of the filing.
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

Note 8 — Debt

AmeriGas Partners Senior Notes. On May 31, 2023, AmeriGas Partners and AmeriGas Finance Corp. issued $500 principal amount of 9.375% Senior Notes due May 2028. The 9.375% Senior Notes rank equally with AmeriGas Partners’ existing and future outstanding senior notes. The net proceeds from the issuance of the 9.375% Senior Notes, together with cash on hand, a $150 cash contribution from the Company and other sources of liquidity, were used for the early repayment, pursuant to a tender offer and notice of redemption, of all AmeriGas Partners 5.625% Senior Notes having an aggregate principal balance of $675, plus tender premiums and accrued and unpaid interest. In conjunction with the early repayment of the 5.625% Senior Notes, in June 2023 the Partnership recognized a pre-tax loss of $9 primarily comprising tender premiums and the write-off of unamortized debt issuance costs, which is reflected in “Loss on extinguishments of debt” on the Condensed Consolidated Statement of Income.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
The 9.375% Senior Notes are redeemable at the issuers’ option prior to June 2025 at a make whole premium or, on or after June 2025, at a call premium that declines from 4.688% to 0% depending on the year of redemption.

The 9.375% Senior Notes indenture contains customary covenants and default provisions that limit AmeriGas Partners’ ability to, among other things: incur additional indebtedness; create or incur liens; engage in transactions with affiliates; engage in mergers or consolidations or sell all or substantially all of the issuers’ assets; make restricted payments, loans and investments; enter into business combinations and sell assets; and engage in other lines of business.

2022 AmeriGas OLP Credit Agreement. Under the 2022 AmeriGas OLP Credit Agreement, AmeriGas OLP, as borrower, is required to comply with financial covenants related to leverage and interest coverage measured at the Partnership and at AmeriGas OLP. The 2022 AmeriGas OLP Credit Agreement contains an equity cure provision, which allows AmeriGas OLP’s direct or indirect parent, including UGI and its other subsidiaries, to fund capital contributions to eliminate any EBITDA (as defined in the 2022 AmeriGas OLP Credit Agreement) shortfalls that would otherwise result in non-compliance with these financial covenants. Each equity cure is eligible to eliminate such EBITDA shortfalls up to four quarters after contribution. We are permitted to use the equity cure provision five times over the course of the Credit Agreement, twice during any rolling four-quarter period, and not in consecutive quarters.

As of March 31, 2023, AmeriGas OLP was in breach of the leverage ratio debt covenant and interest coverage ratio, which it cured with the funds received from UGI. UGI made capital contributions to AmeriGas OLP of $20 and $11 on March 31, 2023 and April 24, 2023, respectively, which in aggregate represented one equity cure in accordance with the 2022 AmeriGas OLP Credit Agreement. As a result of these capital contributions, AmeriGas OLP and the Partnership were in compliance with all financial covenants after consideration of the equity cure provision as of June 30, 2023 and March 31, 2023.
UGI also provided an irrevocable letter of support whereby UGI has committed to fund any such EBITDA shortfalls and debt service, if any. Based on the support and the projected EBITDA, AmeriGas OLP is expected to remain in compliance with its financial debt covenants for the succeeding twelve-month period. In addition, in May 2023, the Company contributed $52 in an equity contribution principally to fund debt service on the senior notes.

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

Borrowings under Facility A bear interest at the euro interbank offered rate plus the applicable margin and borrowings under Facility B bear interest at the daily non-cumulative compounded Reference Rate Terms, as defined in the Agreement, plus the applicable margin. The applicable margin for Facility A ranges from 1.70% to 3.35%, and for Facility B from 1.35% to 3.35%, and are dependent on the total net leverage ratio of UGI International, LLC and its subsidiaries on a consolidated basis. UGI International, LLC entered into an interest rate swap, effective March 31, 2023, that fixes the underlying market-based interest rate on Facility A at 3.10% through March 2026.

The UGI International 2023 Credit Facilities Agreement requires UGI International, LLC to maintain a consolidated net leverage ratio of not more than 3.85 to 1.00, provided the maximum ratio permitted may be increased to 4.25 to 1.00 for two consecutive testing dates following a permitted acquisition.

UGI Energy Services Credit Agreement. On May 12, 2023, Energy Services entered into the second amendment to the UGI Energy Services Credit Agreement, which provides that the Term SOFR rate (as defined in the UGI Energy Services Credit Agreement) shall replace LIBOR as a reference rate. After giving effect to the second amendment, the UGI Energy Services

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Credit Agreement shall bear interest at a floating rate of, at Energy Services’ option, either (i) Term SOFR plus the Applicable Rate (as defined in the UGI Energy Services Credit Agreement) plus a credit spread adjustment of 0.10%, or (ii) the base rate plus the applicable margin that is based on the leverage of Energy Services.

Energy Services Amended Term Loan Credit Agreement. On February 23, 2023, Energy Services entered into the Energy Services Amended Term Loan Credit Agreement, the first amendment to the Energy Services Term Loan Credit Agreement, dated August 13, 2019. The Energy Services Amended Term Loan Credit Agreement provides, among other items, that (i) the outstanding principal amount of the loans will be increased by $125 to $800, (ii) the maturity date of the loans shall be extended to February 22, 2030, (iii) Term SOFR (as defined in the Energy Services Amended Term Loan Credit Agreement) shall replace LIBOR as a reference rate and (iv) borrowings under the Energy Services Amended Term Loan Credit Agreement shall bear interest at a floating rate of, at Energy Services’ option, either (x) Term SOFR plus the applicable margin plus a credit spread adjustment of 0.10% or (y) the base rate, as defined in the Agreement, plus the applicable margin. The applicable margin shall be 3.25% per annum for Term SOFR loans and 2.25% per annum for base rate loans. Borrowings under the Energy Services Amended Term Loan Credit Agreement are payable in equal quarterly installments of $2, commencing in March 2023, with the balance of the principal being due and payable in full at maturity.

The Energy Services Amended Term Loan Credit Agreement contains customary covenants and default provisions and requires compliance with certain financial covenants including a minimum debt service coverage ratio as defined in the Agreement.

On March 1, 2023, in connection with the Energy Services Amended Term Loan Credit Agreement, Energy Services terminated and settled its existing interest rate swap derivative instrument associated with the Energy Services Term Loan Credit Agreement at a $32 gain. This gain has been deferred in AOCI and is being amortized to interest expense over the remaining term of the initial interest rate swap ending July 2024. Energy Services entered into a new interest rate swap, effective March 31, 2023, that fixes the underlying market-based interest rate on this variable-rate term loan at 4.53% through September 2026.

UGI Utilities Credit Agreement. On December 13, 2022, UGI Utilities entered into an amendment to the UGI Utilities Credit Agreement, providing for borrowings up to $425 and to replace the use of LIBOR with Term SOFR. Borrowings under the amended UGI Utilities Credit Agreement can be used to finance the working capital needs of UGI Utilities and for general corporate purposes. The UGI Utilities Credit Agreement is scheduled to expire June 2024.

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

Borrowings under the Mountaineer 2023 Credit Agreement bear interest, subject to our election, at either (i) the base rate, defined as the highest of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) the adjusted Term SOFR rate for a one-month tenor plus 1%, in each case, plus the applicable margin or (ii) the adjusted Term SOFR rate plus the applicable margin. The applicable margin for base rate loans ranges from 0% to 1.25%, and for Term SOFR loans from 1.00% to 2.25%, depending on the debt rating of Mountaineer. The adjusted Term SOFR rate is defined as the Term SOFR reference rate for the selected interest period, plus 0.10% per annum for a one-month interest period, 0.15% per annum for a three-month interest period, or 0.25% per annum for a six-month interest period. The Mountaineer Credit Agreement contains customary covenants and default provisions and requires compliance with certain financial covenants including a maximum leverage ratio and a minimum interest coverage ratio as defined in the agreement.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
UGI Corporation Credit Agreement. On May 12, 2023, the Company entered into the second amendment to the UGI Corporation Credit Agreement, which provides that the Term SOFR rate (as defined in the UGI Corporation Credit Agreement) shall replace LIBOR as a reference rate. After giving effect to the second amendment, the UGI Corporation Credit Agreement shall bear interest at a floating rate of, at the Company’s option, either (i) Term SOFR plus the Applicable Rate (as defined in the UGI Corporation Credit Agreement) plus a credit spread adjustment of 0.10%, or (ii) the base rate plus the applicable margin that will be based on the leverage of the Company or credit ratings assigned to certain indebtedness of the Company.

The Company is pursuing the refinancing of the UGI Corporation revolving credit facility, which matures August 1, 2024. The UGI Corporation revolving credit facility contains a leverage ratio debt covenant which the Company was in compliance with as of June 30, 2023, and expects to maintain compliance through the August 1, 2024 maturity date. The Company has other sources of liquidity currently available which would be sufficient to repay the maturing credit facility should a refinancing not be successful.

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
UGI Utilities is subject to a COA with the PADEP to address the remediation of specified former MGP sites in Pennsylvania, which is scheduled to terminate at the end of 2031. In accordance with the COA, UGI Utilities is required to either obtain a certain number of points per calendar year based on defined eligible environmental investigatory and/or remedial activities at the MGPs, or make expenditures for such activities in an amount equal to an annual environmental minimum expenditure threshold. The annual minimum expenditure threshold of the COA is $5. At June 30, 2023, September 30, 2022 and June 30, 2022, our aggregate estimated accrued liabilities for environmental investigation and remediation costs related to the COA totaled $52, $53 and $51, respectively.

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

The NYDEC commenced implementation of the remediation plan in the spring of 2018. Based on our evaluation of the available information as of June 30, 2023, the Partnership has an undiscounted environmental remediation liability of $8 related to the site. Our share of the actual remediation costs could be significantly more or less than the accrued amount.

Other Matters

West Reading, Pennsylvania Explosion. On March 24, 2023, an explosion occurred in West Reading, Pennsylvania which resulted in seven fatalities, significant injuries to eleven others, and extensive property damage to buildings owned by R.M. Palmer, a local chocolate manufacturer, and other neighboring structures. The NTSB, OSHA and the PAPUC are investigating the West Reading incident. On July 18, 2023, the NTSB issued an Investigative Update in its ongoing investigation. That report identifies a fracture in a retired UGI gas service tee and a fracture in a nearby steam system, but it does not address causation of the fractures or the explosion. The NTSB investigative team includes representatives from the Company, the PAPUC, the local fire department and the Pipeline and Hazardous Materials Safety Administration. The Company is cooperating with the investigation. The NTSB may invite other parties to participate.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Net periodic pension benefit includes the following components:

	Pension Benefits
Three Months Ended June 30,	2023	2022
Service cost	$2	$4
Interest cost	9	6
Expected return on assets	(11)	(12)
Amortization of:
Actuarial (gain) loss	(1)	2
Net benefit	$(1)	$—

Nine Months Ended June 30,	2023	2022
Service cost	$7	$12
Interest cost	26	19
Expected return on plan assets	(34)	(37)
Amortization of:
Actuarial (gain) loss	(2)	6
Net benefit	$(3)	$—

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 11 — Fair Value Measurements

Recurring Fair Value Measurements

The following table presents, on a gross basis, our financial assets and liabilities, including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
June 30, 2023:
Derivative instruments:
Assets:
Commodity contracts (c)	$146	$111	$—	$257
Foreign currency contracts	$—	$18	$—	$18
Interest rate contracts	$—	$30	$—	$30
Liabilities:
Commodity contracts (c)	$(242)	$(224)	$—	$(466)
Foreign currency contracts	$—	$(4)	$—	$(4)
Interest rate contracts	$—	$(4)	$—	$(4)
Non-qualified supplemental postretirement grantor trust investments (a)	$40	$—	$—	$40
September 30, 2022:
Derivative instruments:
Assets:
Commodity contracts (b)	$938	$1,268	$27	$2,233
Foreign currency contracts	$—	$119	$—	$119
Interest rate contracts	$—	$66	$—	$66
Liabilities:
Commodity contracts (b)	$(377)	$(136)	$—	$(513)
Foreign currency contracts	$—	$(2)	$—	$(2)
Non-qualified supplemental postretirement grantor trust investments (a)	$43	$—	$—	$43
June 30, 2022:
Derivative instruments:
Assets:
Commodity contracts	$816	$1,149	$—	$1,965
Foreign currency contracts	$—	$59	$—	$59
Interest rate contracts	$—	$44	$—	$44
Liabilities:
Commodity contracts	$(324)	$(37)	$—	$(361)
Foreign currency contracts	$—	$(2)	$—	$(2)
Non-qualified supplemental postretirement grantor trust investments (a)	$46	$—	$—	$46
(a)Consists primarily of mutual fund investments held in grantor trusts associated with non-qualified supplemental retirement plans.
(b)Includes derivative assets and liabilities associated with the October 2022 sale of the U.K. energy marketing business classified as held for sale (see Note 5).
(c)Includes derivative assets and liabilities associated with certain UGI International energy marketing businesses classified as held for sale (see Note 5).

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

Nonrecurring Fair Value Measurements

During the quarter ended June 30, 2023, the Company performed an interim goodwill impairment test for its AmeriGas Propane reporting unit, which resulted in a non-cash pre-tax goodwill impairment charge of $656 to reduce the carrying value of AmeriGas Propane to its fair value as of May 31, 2023. See Note 2 for further information on the results of the impairment test including the key assumptions used to determine the fair value of the AmeriGas Propane reporting unit.
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

	June 30, 2023	September 30, 2022	June 30, 2022
Carrying amount	$6,682	$6,665	$6,483
Estimated fair value	$6,318	$6,189	$6,145

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

The following sections summarize the types of derivative instruments used by the Company to manage these market risks.

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

The remainder of our long-term debt is typically issued at fixed rates of interest. As this long-term debt matures, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time, we enter into IRPAs. We account for IRPAs as cash flow hedges. There were no unsettled IRPAs during any of the periods presented. At June 30, 2023, the amount of pre-tax net gains associated with interest rate hedges expected to be reclassified into earnings during the next twelve months is $49.

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

Our euro-denominated long-term debt has also been designated as net investment hedges, representing a portion of our UGI International euro-denominated net investment. We recognized pre-tax (losses) gains associated with these net investment hedges in the cumulative translation adjustment component in AOCI of $(7) and $41 during the three months ended June 30, 2023 and 2022, respectively, and $(80) and $75 during the nine months ended June 30, 2023 and 2022, respectively.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Quantitative Disclosures Related to Derivative Instruments

The following table summarizes by derivative type the gross notional amounts related to open derivative contracts at June 30, 2023, September 30, 2022 and June 30, 2022, and the final settlement dates of the Company's open derivative contracts as of June 30, 2023, but excluding those derivatives that qualified for the NPNS exception:

			Notional Amounts (in millions)
Type	Units	Settlements Extending Through	June 30, 2023	September 30, 2022	June 30, 2022
Commodity Price Risk:
Regulated Utility Operations
PA Gas Utility NYMEX natural gas futures and option contracts	Dekatherms	February 2024	24	19	13
Non-utility Operations
LPG swaps	Gallons	September 2025	734	874	669
Natural gas futures, forward, basis swap, options and pipeline contracts (a)	Dekatherms	October 2027	357	363	353
Electricity forward and futures contracts	Kilowatt hours	December 2026	1,586	2,446	2,621
Interest Rate Risk:
Interest rate swaps	Euro	March 2026	€300	€300	€300
Interest rate swaps	USD	September 2026	$1,274	$1,358	$1,411
Foreign Currency Exchange Rate Risk:
Forward foreign currency exchange contracts	USD	September 2026	$434	$465	$435
Net investment hedge forward foreign exchange contracts	Euro	December 2026	€256	€411	€411
(a)Amounts at June 30, 2023 and September 30, 2022 include contracts associated with certain UGI International energy marketing businesses classified as held for sale (see Note 5).

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
We have concentrations of credit risk associated with derivative instruments and we evaluate the creditworthiness of our derivative counterparties on an ongoing basis. As of June 30, 2023, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was $305. In general, many of our over-the-counter derivative instruments and all exchange contracts call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At June 30, 2023, we had received cash collateral from derivative instrument counterparties totaling $36. In addition, we may have offsetting derivative liabilities and certain accounts payable balances with certain of these counterparties, which further mitigates the previously mentioned maximum amount of losses. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Partnership’s debt rating. At June 30, 2023, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Fair Value of Derivative Instruments

The following table presents the Company’s derivative assets and liabilities by type, as well as the effects of offsetting:

	June 30, 2023	September 30, 2022	June 30, 2022
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	$6	$57	$28
Interest rate contracts	30	66	44
	36	123	72
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	11	31	30
Derivatives not designated as hedging instruments:
Commodity contracts (a)	246	2,202	1,935
Foreign currency contracts	12	62	31
	258	2,264	1,966
Total derivative assets — gross	305	2,418	2,068
Gross amounts offset in the balance sheet	(134)	(295)	(226)
Cash collateral received	(36)	(398)	(659)
Total derivative assets — net	$135	$1,725	$1,183
Derivative liabilities:
Derivatives designated as hedging instruments:
Interest rate contracts	(4)	—	—
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	(18)	(26)	(23)
Derivatives not designated as hedging instruments:
Commodity contracts (a)	(448)	(487)	(338)
Foreign currency contracts	(4)	(2)	(2)
	(452)	(489)	(340)
Total derivative liabilities — gross	(474)	(515)	(363)
Gross amounts offset in the balance sheet	134	295	226
Cash collateral pledged	137	7	13
Total derivative liabilities — net	$(203)	$(213)	$(124)

(a)Amounts at June 30, 2023 and September 30, 2022 include contracts associated with certain UGI International energy marketing businesses classified as held for sale (see Note 5).

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Effects of Derivative Instruments

The following tables provide information on the effects of derivative instruments on the Condensed Consolidated Statements of Income and changes in AOCI:

Three Months Ended June 30,:
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income		Location of Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:	2023	2022	2023	2022
Interest rate contracts	$32	$11	$14	$(4)	Interest expense

Net Investment Hedges:
Foreign currency contracts	$(5)	$23

	Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2023	2022	Location of Gain (Loss) Recognized in Income
Commodity contracts	$1	$(6)	Revenues
Commodity contracts	(224)	466	Cost of sales
Commodity contracts	(10)	6	Other operating income, net
Foreign currency contracts	(2)	17	Other non-operating income (expense), net
Total	$(235)	$483

Nine Months Ended June 30,:
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income		Location of Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:	2023	2022	2023	2022
Interest rate contracts	$15	$59	$28	$(17)	Interest expense

Net Investment Hedges:
Foreign currency contracts	$(28)	$34

	Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2023	2022	Location of Gain (Loss) Recognized in Income
Commodity contracts	$11	$(5)	Revenues
Commodity contracts	(1,893)	792	Cost of sales
Commodity contracts	(5)	6	Other operating income, net
Foreign currency contracts	(36)	32	Other non-operating income (expense), net
Total	$(1,923)	$825

We are also a party to a number of other contracts that have elements of a derivative instrument. However, these contracts qualify for NPNS exception accounting because they provide for the delivery of products or services in quantities that are expected to be used in the normal course of operating our business and the price in these contracts are based on an underlying that is directly associated with the price of the product or service being purchased or sold. These contracts include, among others, binding purchase orders, contracts that provide for the purchase and delivery, or sale, of energy products, and service contracts that require the counterparty to provide commodity storage, transportation or capacity service to meet our normal sales commitments.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 13 — Accumulated Other Comprehensive Income (Loss)

The tables below present changes in AOCI, net of tax:

Three Months Ended June 30, 2023	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — March 31, 2023	$14	$15	$(270)	$(241)
Other comprehensive income before reclassification adjustments	—	22	8	30
Amounts reclassified from AOCI	(1)	(10)	—	(11)
Other comprehensive (loss) income attributable to UGI	(1)	12	8	19
AOCI — June 30, 2023	$13	$27	$(262)	$(222)

Three Months Ended June 30, 2022	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — March 31, 2022	$(14)	$11	$(175)	$(178)
Other comprehensive income (loss) before reclassification adjustments	—	8	(106)	(98)
Amounts reclassified from AOCI	—	3	—	3
Other comprehensive income (loss) attributable to UGI	—	11	(106)	(95)
AOCI — June 30, 2022	$(14)	$22	$(281)	$(273)

Nine Months Ended June 30, 2023	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2022	$14	$37	$(431)	$(380)
Other comprehensive income before reclassification adjustments	—	10	169	179
Amounts reclassified from AOCI	(1)	(20)	—	(21)
Other comprehensive (loss) income attributable to UGI	(1)	(10)	169	158
AOCI — June 30, 2023	$13	$27	$(262)	$(222)

Nine Months Ended June 30, 2022	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2021	$(17)	$(33)	$(90)	$(140)
Other comprehensive income (loss) before reclassification adjustments	—	42	(191)	(149)
Amounts reclassified from AOCI	3	13	—	16
Other comprehensive income (loss) attributable to UGI	3	55	(191)	(133)
AOCI — June 30, 2022	$(14)	$22	$(281)	$(273)

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

Three Months Ended June 30, 2023	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corporate & Other (a)
Revenues from external customers	$1,659	$—		$514	$611	$260	$270	$4
Intersegment revenues	$—	$(25)	(b)	$—	$—	$19	$8	$(2)
Cost of sales	$1,104	$(26)	(b)	$251	$418	$192	$118	$151
Operating (loss) income	$(732)	$—		$(8)	$21	$40	$32	$(817)
Income from equity investees	1	—		—	—	1	—	—
Loss on extinguishment of debt	(9)	—		—	—	—	—	(9)
Other non-operating income (expense), net	1	—		—	1	—	2	(2)
(Loss) earnings before interest expense and income taxes	(739)	—		(8)	22	41	34	(828)
Interest expense	(96)	—		(40)	(10)	(11)	(20)	(15)
(Loss) income before income taxes	$(835)	$—		$(48)	$12	$30	$14	$(843)
Depreciation and amortization	$134	$—		$43	$30	$22	$38	$1
Capital expenditures (including the effects of accruals)	$255	$—		$42	$27	$40	$146	$—

Three Months Ended June 30, 2022	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corporate & Other (a)
Revenues from external customers	$2,033	$—		$597	$738	$450	$250	$(2)
Intersegment revenues	$—	$(99)	(b)	$—	$—	$75	$24	$—
Cost of sales	$1,361	$(99)	(b)	$370	$544	$436	$121	$(11)
Operating income (loss)	$99	$—		$(10)	$22	$38	$38	$11
(Loss) income from equity investees	(45)	—		—	—	6	—	(51)
Other non-operating income, net	20	—		—	4	—	2	14
Earnings (loss) before interest expense and income taxes	74	—		(10)	26	44	40	(26)
Interest expense	(82)	—		(41)	(7)	(11)	(15)	(8)
(Loss) income before income taxes	$(8)	$—		$(51)	$19	$33	$25	$(34)
Depreciation and amortization	$130	$—		$44	$29	$20	$37	$—
Capital expenditures (including the effects of accruals)	$201	$—		$28	$25	$9	$139	$—

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Nine Months Ended June 30, 2023	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corporate & Other (a)
Revenues from external customers	$7,524	$—		$2,147	$2,436	$1,354	$1,575	$12
Intersegment revenues	$—	$(302)	(b)	$—	$—	$232	$69	$1
Cost of sales	$6,358	$(301)	(b)	$1,067	$1,713	$1,185	$873	$1,821
Operating (loss) income	$(1,681)	$—		$240	$197	$249	$361	$(2,728)
Income (loss) from equity investees	2	—		—	(2)	4	—	—
Loss on extinguishment of debt	(9)	—		—	—	—	—	(9)
Other non-operating (loss) income, net	(25)	—		—	21	—	6	(52)
(Loss) earnings before interest expense and income taxes	(1,713)	—		240	216	253	367	(2,789)
Interest expense	(281)	—		(122)	(26)	(33)	(62)	(38)
(Loss) income before income taxes	$(1,994)	$—		$118	$190	$220	$305	$(2,827)
Depreciation and amortization	$397	$—		$132	$86	$65	$112	$2
Capital expenditures (including the effects of accruals)	$647	$—		$93	$84	$74	$396	$—
As of June 30, 2023
Total assets	$15,243	$(182)		$3,443	$3,179	$3,050	$5,560	$193

Nine Months Ended June 30, 2022	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corporate & Other (a)
Revenues from external customers	$8,172	$—		$2,423	$3,011	$1,424	$1,313	$1
Intersegment revenues	$—	$(396)	(b)	$—	$—	$307	$87	$2
Cost of sales	$4,951	$(394)	(b)	$1,333	$2,267	$1,389	$701	$(345)
Operating income	$1,363	$—		$303	$211	$197	$325	$327
(Loss) income from equity investees	(32)	—		—	—	19	—	(51)
Loss on extinguishments of debt	(11)	—		—	—	—	—	(11)
Other non-operating income, net	41	—		—	17	—	7	17
Earnings before interest expense and income taxes	1,361	—		303	228	216	332	282
Interest expense	(245)	—		(120)	(22)	(31)	(47)	(25)
Income before income taxes	$1,116	$—		$183	$206	$185	$285	$257
Depreciation and amortization	$387	$—		$132	$89	$57	$108	$1
Capital expenditures (including the effects of accruals)	$546	$—		$99	$71	$25	$351	$—
As of June 30, 2022
Total assets	$17,111	$(182)		$4,365	$4,410	$3,198	$5,146	$174
(a)Corporate & Other includes specific items attributable to our reportable segments that are not included in the segment profit measures used by our CODM in assessing our reportable segments’ performance or allocating resources. The following table presents such pre-tax gains (losses) which have been included in Corporate & Other, and the reportable segments to which they relate:

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Three Months Ended June 30, 2023	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
Net gains on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$1	$1
Net losses on commodity derivative instruments not associated with current-period transactions	Cost of sales	$(51)	$(87)	$(14)
Net losses on commodity derivative instruments not associated with current-period transactions	Other operating income, net	$—	$(1)	$—
AmeriGas operations enhancement for growth project	Operating and administrative expenses	$(6)	$—	$—
Loss on extinguishment of debt	Loss on extinguishments of debt	$(9)	$—	$—
Unrealized losses on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$(2)	$—
Loss associated with impairment of AmeriGas Propane goodwill	Impairment of goodwill	$(656)	$—	$—

Three Months Ended June 30, 2022	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$2	$(4)
Net (losses) gains on commodity derivative instruments not associated with current-period transactions	Cost of sales	$(46)	$110	$(51)
Net gains on commodity derivative instruments not associated with current-period transactions	Other operating income, net	$—	$6	$—
Restructuring costs	Operating and administrative expenses	$(1)	$(2)	$(1)
Unrealized gains on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$14	$—
Impairments associated with certain equity method investments	Income (loss) from equity investees	$—	$—	$(50)

Nine Months Ended June 30, 2023	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
Net gains on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$4	$7
Net losses on commodity derivative instruments not associated with current-period transactions	Cost of sales	$(55)	$(1,491)	$(275)
Net losses on commodity derivative instruments not associated with current-period transactions	Other operating income, net	$—	$(4)	$—
Loss on extinguishment of debt	Loss on extinguishments of debt	$(9)	$—	$—
Unrealized losses on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$(52)	$—
AmeriGas operations enhancement for growth project	Operating and administrative expenses	$(19)	$—	$—
Loss on disposal of U.K. energy marketing business	Loss on disposal of U.K. energy marketing business	$—	$(215)	$—
Impairment of assets	Operating and administrative expenses	$—	$(19)	$—
Loss associated with impairment of AmeriGas Propane goodwill	Impairment of goodwill	$(656)	$—	$—

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Nine Months Ended June 30, 2022	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$7	$(6)
Net (losses) gains on commodity derivative instruments not associated with current-period transactions	Cost of sales	$(83)	$458	$(29)
Net gains on commodity derivative instruments not associated with current-period transactions	Other operating income, net	$—	$6	$—
Restructuring costs	Operating and administrative expenses	$(15)	$(4)	$(1)
Loss on extinguishment of debt	Loss on extinguishment of debt	$—	$(11)	$—
Unrealized gain on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$19	$—
Impairments associated with certain equity method investments	Income (loss) from equity investees	$—	$—	$(50)
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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you against relying on any forward-looking statement as these statements are subject to risks and uncertainties that may cause actual results to vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind those factors set forth in Item 1A. Risk Factors in this report and in the Company’s 2022 Annual Report and the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2022 as well as the following important factors that could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) weather conditions, including increasingly uncertain weather patterns due to climate change, resulting in reduced demand, the seasonal nature of our business, and disruptions in our operations and supply chain; (2) cost volatility and availability of energy products, including propane and other LPG, electricity, and natural gas, as well as the availability of LPG cylinders, and the capacity to transport product to our customers; (3) changes in domestic and foreign laws and regulations, including safety, health, tax, transportation, consumer protection, data privacy, accounting, and environmental matters, such as regulatory responses to climate change; (4) inability to timely recover costs through utility rate proceedings; (5) the impact of pending and future legal or regulatory proceedings, inquiries or investigations; (6) competitive pressures from the same and alternative energy sources; (7) failure to acquire new customers or retain current customers thereby reducing or limiting any increase in revenues; (8) liability for environmental claims; (9) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (10) adverse labor relations and our ability to address existing or potential workforce shortages; (11) customer, counterparty, supplier, or vendor defaults; (12) liability for uninsured claims and for claims in excess of insurance coverage, including those for personal injury and property damage arising from explosions, acts of war, terrorism, natural disasters, pandemics, and other catastrophic events that may result from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas and LPG in all forms; (13) transmission or distribution system service interruptions; (14) political, regulatory and economic conditions in the United States, Europe and other foreign countries, including uncertainties related to the war between Russia and Ukraine, the European energy crisis, and foreign currency exchange rate fluctuations, particularly the euro; (15) credit and capital market conditions, including reduced access to capital markets and interest rate fluctuations; (16) changes in commodity market prices resulting in significantly higher cash collateral requirements; (17) impacts of our indebtedness and the restrictive covenants in our debt agreements; (18) reduced distributions from subsidiaries impacting the ability to pay dividends or service debt; (19) changes in Marcellus and Utica Shale gas production; (20) the availability, timing and success of our acquisitions, commercial initiatives and investments to grow our businesses; (21) our ability to successfully integrate acquired businesses and achieve anticipated synergies; (22) the interruption, disruption, failure, malfunction, or breach of our information technology systems, and those of our third-party vendors or service providers, including due to cyber attack; (23) the inability to complete pending or future energy infrastructure projects; (24) our ability to achieve the operational benefits and cost efficiencies expected from the completion of pending and future business transformation initiatives, including the impact of customer service disruptions resulting in potential customer loss due to the transformation activities; (25) our ability to attract, develop, retain and engage key employees; (26) uncertainties related to global pandemics; (27) the impact of proposed or future tax legislation; (28) the impact of declines in the stock market or bond market, and a low interest rate environment, on our pension liability; (29) our ability to protect our intellectual property; and (30) our ability to overcome supply chain issues that may result in delays or shortages in, as well as increased costs of, equipment, materials or other resources that are critical to our business operations.

These factors, and those factors set forth in Item 1A. Risk Factors in this report and those factors set forth in Item 1A. Risk Factors in the Company’s 2022 Annual Report and the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2022, are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. Any forward-looking statement speaks only as of the date on which such statement is made. We undertake no obligation (and expressly disclaim any obligation) to update publicly any forward-looking statement, whether as a result of new information or future events, except as required by the federal securities laws.

UGI CORPORATION AND SUBSIDIARIES
ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Company’s results of operations for the 2023 three-month period with the 2022 three-month period and the 2023 nine-month period with the 2022 nine-month period. Our analysis of results of operations should be read in conjunction with the segment information included in Note 14 to Condensed Consolidated Financial Statements.

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

UGI CORPORATION AND SUBSIDIARIES
The following tables reflect the adjustments referred to above and reconcile net income (loss) attributable to UGI Corporation, the most directly comparable GAAP measure, to adjusted net income (loss) attributable to UGI Corporation, and reconcile diluted earnings (loss) per share, the most directly comparable GAAP measure, to adjusted diluted earnings (loss) per share:

Adjusted net income (loss) attributable to UGI Corporation	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
AmeriGas Propane	$(35)	$(37)	$87	$135
UGI International	13	15	150	161
Midstream & Marketing	22	23	165	132
Utilities	10	19	234	216
Corporate & Other (a)	(799)	(27)	(2,269)	185
Net (loss) income attributable to UGI Corporation	(789)	(7)	(1,633)	829
Net losses (gains) on commodity derivative instruments not associated with current-period transactions (net of tax of $(36), $5, $(465) and $98, respectively)	115	(12)	1,349	(255)
Unrealized losses (gains) on foreign currency derivative instruments (net of tax of $(1), $4, $(15) and $5, respectively)	1	(10)	37	(14)
Loss associated with impairment of AmeriGas Propane goodwill (net of tax of $4, $0, $4 and $0, respectively)	660	—	660	—
Loss on extinguishments of debt (net of tax of $(2), $0, $(2) and $(3), respectively)	7	—	7	8
Acquisition and integration expenses associated with the Mountaineer Acquisition (net of tax of $0, $0, $0 and $0, respectively)	—	—	—	1
Business transformation expenses (net of tax of $(1), $(1), $(2) and $(2), respectively)	1	1	4	4
AmeriGas operations enhancement for growth project (net of tax of $(2), $0, $(5) and $0, respectively)	4	—	14	—
Impairments associated with certain equity method investments (net of tax of $0, $(14), $0 and $(14), respectively)	—	36	—	36
Restructuring costs (net of tax of $0, $(1), $0 and $(6), respectively)	—	4	—	17
Loss on disposal of U.K. energy marketing business (net of tax of $0, $0, $(64) and $0, respectively)	—	—	151	—
Impairment of assets (net of tax of $0, $0, $0, and $0, respectively)	—	—	19	—
Total adjustments (a) (b)	788	19	2,241	(203)
Adjusted net (loss) income attributable to UGI Corporation	$(1)	$12	$608	$626

UGI CORPORATION AND SUBSIDIARIES

	Three Months Ended June 30,		Nine Months Ended June 30,
Adjusted diluted earnings per share	2023	2022	2023	2022
AmeriGas Propane	$(0.17)	$(0.17)	$0.40	$0.63
UGI International	0.06	0.07	0.69	0.75
Midstream & Marketing	0.10	0.11	0.76	0.61
Utilities	0.05	0.08	1.08	1.00
Corporate & Other (a)	(3.80)	(0.12)	(10.71)	0.85
Diluted (loss) earnings per share (c)	(3.76)	(0.03)	(7.78)	3.84
Net losses (gains) on commodity derivative instruments not associated with current-period transactions (c)	0.55	(0.06)	6.34	(1.18)
Unrealized losses (gains) on foreign currency derivative instruments	0.01	(0.05)	0.18	(0.06)
Loss associated with impairment of AmeriGas Propane goodwill	3.14	—	3.14	—
Loss on extinguishments of debt	0.03	—	0.03	0.03
Acquisition and integration expenses associated with the Mountaineer Acquisition	—	—	—	—
Business transformation expenses	0.01	0.01	0.02	0.02
AmeriGas operations enhancement for growth project	0.02	—	0.07	—
Impairments associated with certain equity method investments	—	0.17	—	0.17
Restructuring costs	—	0.02	—	0.08
Loss on disposal of U.K. energy marketing business	—	—	0.72	—
Impairment of assets	—	—	0.09	—
Total adjustments (a)	3.76	0.09	10.59	(0.94)
Adjusted diluted earnings per share (c)	$—	$0.06	$2.81	$2.90

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
(c)The loss per share for the three months ended June 30, 2022, was determined excluding the effect of 5.67 million dilutive shares as the impact of such shares would have been antidilutive due to the net loss for the period, while the adjusted earnings per share for the three months ended June 30, 2022, was determined based upon fully diluted shares of 215.89 million. The loss per share for the nine months ended June 30, 2023, was determined excluding the effect of 6.22 million dilutive shares as the impact of such shares would have been antidilutive due to the net loss for the period, while the adjusted earnings per share for the nine months ended June 30, 2023, was determined based upon fully diluted shares of 216.03 million.

UGI CORPORATION AND SUBSIDIARIES
EXECUTIVE OVERVIEW

Recent Developments

Impairment of Goodwill. During the quarter ended June 30, 2023, the Company identified interim impairment indicators related to goodwill within the AmeriGas Propane reporting unit: (1) AmeriGas Partners issued $500 million of Senior Notes at an interest rate of 9.375%, which was significantly higher than the interest rates on the other AmeriGas Propane debt obligations; and (2) financial projections for the AmeriGas Propane reporting unit were reduced significantly compared to previous forecasts following declines in gross margins and customer retention and higher operating expenses. The Company concluded that these events constituted triggering events that indicate that the AmeriGas Propane goodwill may be impaired and, as such, performed an interim impairment test of its goodwill as of May 31, 2023.

We performed a quantitative assessment of the AmeriGas Propane reporting unit using a weighting of the income and market approaches to determine its fair value. Based on our evaluation, the estimated fair value of the reporting unit was determined to be less than its carrying value. As a result, the Company recorded a non-cash pre-tax goodwill impairment charge of $656 million, included in “Impairment of goodwill” on the Condensed Consolidated Statement of Income, to reduce the carrying value of AmeriGas Propane to its fair value. The Company calculated the deferred tax effect using the simultaneous equation method.

The performance of the AmeriGas Propane reporting unit and the potential for future developments in the global economic environment, including the prospect of higher interest rates, introduces a heightened risk for additional impairment in the AmeriGas Propane reporting unit. If there is continued deterioration in the results of operations, a portion or all of the remaining recorded goodwill for the AmeriGas Propane reporting unit, which was $1.3 billion as of June 30, 2023, could be subject to further impairment.

See Note 2 to Condensed Consolidated Financial Statements for additional information.
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

Other UGI International Energy Marketing Businesses. In November 2022, the Company announced that it expected to sign a definitive agreement during the first quarter of Fiscal 2023 to sell its energy marketing business in France. In December 2022, the Company announced that it no longer expected to sign a such agreement as extended negotiations with the potential buyer had been discontinued.

During the first quarter of Fiscal 2023, the Company recorded a $19 million pre-tax impairment charge to reduce the carrying values of certain assets associated with its energy marketing business in the Netherlands, comprising property, plant and equipment and intangible assets.

On July 8, 2023, UGI International, through a wholly-owned subsidiary, entered into a definitive agreement to sell a substantial portion of its energy marketing business located in Belgium, principally comprising customer contracts and prepaid broker fees. The assets associated with the pending sale were not material at June 30, 2023 and have been classified as “Held for sale assets” on the Condensed Consolidated Balance Sheet as of June 30, 2023. The initially estimated cash proceeds, less a payment to the buyer, on or subsequent to the closing date, pursuant to the definitive agreement is not expected to be material. The cash payment to buyer is equal to an agreed upon portion of the fair value, as of the closing date, of associated derivative commodity hedge contracts currently held by UGI International. The closing of the pending sale is subject to regulatory and other third-party approvals and is expected to occur during the fourth quarter of Fiscal 2023.

On August 1, 2023, UGI International, through a wholly-owned subsidiary, entered into a definitive agreement to sell a substantial portion of its energy marketing business located in France, principally comprising customer contracts, energy certificates and substantially all of its derivative commodity hedge contracts, for an initially estimated net cash payment to the buyer of €23 million. This initially estimated closing date payment is subject to adjustments relating to, among other things, the

UGI CORPORATION AND SUBSIDIARIES
actual date of closing, the fair value of derivative commodity hedge contracts currently held by the Company but not subject to transfer to the buyer, and conditions associated with certain customer contracts. The effects of these adjustments will be settled on, or subsequent to, the closing date. The closing of the pending sale is subject to regulatory and other third-party approvals and is expected to occur during the first quarter of Fiscal 2024.

The Company continues to pursue the wind-down of its energy marketing business located in the Netherlands and its remaining natural gas marketing business in France. On July 21, 2023, DVEP signed a definitive agreement to sell a substantial portion of its power purchase agreement portfolio for a net cash payment to the buyer. Such payment is not expected to be material. The closing of the pending sale is subject to regulatory and other third-party approvals and is expected to occur during the first half of Fiscal 2024.

See Note 5 to Condensed Consolidated Financial Statements for additional information.

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

2023 three-month period compared with 2022 three-month period

Discussion. Net loss attributable to UGI Corporation for the 2023 three-month period was $789 million (equal to $3.76 loss per diluted share) compared to $7 million (equal to $0.03 loss per diluted share) for the 2022 three-month period. These results include net (losses) gains from changes in unrealized commodity derivative instruments and certain foreign currency derivative instruments of $(116) million and $22 million during the 2023 and 2022 three-month periods, respectively. The higher losses from changes in commodity derivative instruments during the 2023 three-month period principally reflects significant declines in commodity energy prices in Europe following unprecedented increases in such prices during Fiscal 2022.

Net loss attributable to UGI Corporation during the 2023 three-month period also includes (1) a $660 million loss associated with impairment of AmeriGas Propane goodwill; (2) loss on extinguishment of debt of $7 million at AmeriGas Propane; (3) external advisory fees of $4 million associated with AmeriGas operations enhancement for growth project; and (4) business transformation expenses of $1 million associated with corporate support functions.

Net loss attributable to UGI Corporation during the 2022 three-month period also includes (1) impairments of $36 million associated with certain equity method investments; (2) restructuring costs of $4 million largely attributable to a reduction in workforce and related costs; and (3) business transformation expenses of $1 million associated with corporate support functions.

Adjusted net loss attributable to UGI Corporation for the 2023 three-month period was $1 million (equal to $0.00 per diluted share) compared to adjusted net income of $12 million (equal to $0.06 per diluted share) for the 2022 three-month period. The increase in adjusted net loss attributable to UGI Corporation during the 2023 three-month period reflects a lower earnings contribution from Utilities, UGI International and Midstream & Marketing business segments, partially offset by a slightly higher earnings contribution from the AmeriGas Propane business segment. During the 2023 three-month period, temperatures in all of our business segments, except for our UGI International business segment, were warmer than the prior-year period.

AmeriGas Propane’s adjusted net loss attributable to UGI Corporation decreased $2 million in the 2023 three-month period. This decrease principally reflects higher total margin primarily resulting from the benefit of higher average retail propane unit margin in the 2023 three-month period, partially offset by lower volumes sold and higher operating and administrative

UGI CORPORATION AND SUBSIDIARIES
expenses. The higher operating and administrative expenses primarily reflect, among other things, higher overtime and other employee-related costs associated with distribution activity and the effects of continuing inflationary pressures.
UGI International’s adjusted net income attributable to UGI Corporation decreased $2 million in the 2023 three-month period, notwithstanding slightly higher retail LPG gallons sold, principally reflecting lower total margin from our energy marketing business, substantially offset by higher average unit margin from our LPG business attributable to strong margin management efforts and colder weather. This decrease also reflects higher operating and administrative expenses primarily reflecting the impact of inflationary increases.
Midstream & Marketing’s adjusted net income attributable to UGI Corporation decreased $1 million in the 2023 three-month period primarily attributable to lower total margin from natural gas marketing activities, partially offset by the impact of incremental natural gas gathering activities reflecting in large part the Fiscal 2022 acquisition of Pennant.
Utilities’ adjusted net income attributable to UGI Corporation decreased $9 million in the 2023 three-month period compared to the prior-year period. The decrease was largely attributable to the higher operating expenses, including higher uncollectible accounts expenses and higher contractor labor and personnel-related expenses. This decrease was partially offset by the increase in total margin due in large part to the increase in base rates and the implementation of the weather normalization adjustment at PA Gas Utility, both of which became effective during the first quarter of Fiscal 2023.

2023 nine-month period compared with 2022 nine-month period

Discussion. Net loss attributable to UGI Corporation for the 2023 nine-month period was $1,633 million (equal to $7.78 loss per diluted share) compared to net income attributable to UGI Corporation of $829 million (equal to $3.84 per diluted share) for the 2022 nine-month period. These results include net (losses) gains from changes in unrealized commodity derivative instruments and certain foreign currency derivative instruments of $(1,386) million and $269 million during the 2023 and 2022 nine-month periods, respectively. The higher losses from changes in commodity derivative instruments during the 2023 nine-month period, principally reflects significant declines in commodity energy prices in Europe following unprecedented increases in such prices during Fiscal 2022.

Net loss attributable to UGI Corporation during the 2023 nine-month period also includes (1) a $660 million loss associated with impairment of AmeriGas Propane goodwill; (2) a $151 million loss on the sale of our energy marketing business in the U.K., principally reflecting the impact of the transfer of derivative hedge contracts; (3) an impairment of assets of $19 million; (4) external advisory fees of $14 million associated with AmeriGas operations enhancement for growth project; (5) loss on extinguishment of debt of $7 million at AmeriGas Propane; and (6) business transformation expenses of $4 million associated with corporate support functions.

Net income attributable to UGI Corporation during the 2022 nine-month period also includes (1) impairments of $36 million associated with certain equity method investments; (2) restructuring costs of $17 million largely attributable to a reduction in workforce and related costs; (3) loss on extinguishment of debt of $8 million at UGI International; (4) business transformation expenses of $4 million associated with corporate support functions; and (5) acquisition and integration expenses of $1 million associated with the Mountaineer Acquisition.

Adjusted net income attributable to UGI Corporation for the 2023 nine-month period was $608 million (equal to $2.81 per diluted share) compared to $626 million (equal to $2.90 per diluted share) for the 2022 nine-month period. The decrease in adjusted net income attributable to UGI Corporation for the 2023 nine-month period reflects lower earnings contributions from our AmeriGas Propane and UGI International business segments, partially offset by higher earnings contributions from our Midstream & Marketing and Utilities business segments. During the 2023 nine-month period, temperatures in all of our business units, except for our AmeriGas Propane business segment, were warmer than the prior-year period.
AmeriGas Propane’s adjusted net income attributable to UGI Corporation decreased $48 million in the 2023 nine-month period. This decrease principally reflects higher operating and administrative expenses reflecting, among other things, higher overtime and other employee-related costs associated with distribution activity, the effects of continuing inflationary pressures and lower total margin largely attributable to the lower retail propane volumes sold, substantially offset by the benefit of higher average retail propane unit margins in the 2023 nine-month period.

UGI International’s adjusted net income attributable to UGI Corporation decreased $11 million in the 2023 nine-month period, mainly reflecting the translation effects of weaker foreign currencies. UGI International operating results reflect lower total LPG margin principally due to the effects of the lower LPG retail volumes sold attributable to the warmer weather and lower residential LPG consumption resulting from energy conservation measures in Europe due in large part to the war between

UGI CORPORATION AND SUBSIDIARIES
Ukraine and Russia. These decreases were partially offset by higher margin from natural gas energy marketing activities and higher retail LPG average unit margins attributable to strong margin management efforts and lower commodity prices.

Midstream & Marketing’s adjusted net income attributable to UGI Corporation increased $33 million in the 2023 nine-month period. The increase in adjusted net income is primarily attributable to higher margins related to natural gas marketing activities and incremental earnings contributions from UGI Moraine East and Pennant.
Utilities’ adjusted net income attributable to UGI Corporation increased $18 million in the 2023 nine-month period. The increase was largely related to the increase in base rates and the implementation of the weather normalization adjustment at PA Gas Utility, both of which became effective during the first quarter of Fiscal 2023. The increase in total margin was partially offset by higher operating and administrative expenses.

SEGMENT RESULTS OF OPERATIONS

2023 Three-Month Period Compared with the 2022 Three-Month Period

AmeriGas Propane

For the three months ended June 30,	2023	2022	Increase (Decrease)
(Dollars in millions)
Revenues	$514	$597	$(83)	(14)%
Total margin (a)	$263	$227	$36	16%
Operating and administrative expenses	$236	$204	$32	16%
Operating loss/loss before interest expense and income taxes	$(8)	$(10)	$2	(20)%
Retail gallons sold (millions)	163	173	(10)	(6)%
Heating degree days—% colder than normal (b)	4.2%	16.5%	—	—
(a)Total margin represents total revenues less total cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for 344 regions in the United States, excluding Alaska and Hawaii.

Average temperatures during the 2023 three-month period were 4.2% colder than normal and 9.2% warmer than the prior-year period. Total retail gallons sold decreased 6% during the 2023 three-month period due to effects of continuing customer attrition and structural conservation.

Average daily wholesale propane commodity prices during the 2023 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 46% lower than such prices during the 2022 three-month period. Total revenues decreased $83 million during the 2023 three-month period largely reflecting lower retail propane revenues ($55 million) on the lower retail volumes sold ($28 million) and the effects of lower average retail propane selling prices ($27 million), and lower wholesale revenues ($24 million).

Total cost of sales decreased $119 million during the 2023 three-month period largely reflecting the lower retail propane product costs ($71 million), the lower average retail propane volumes sold ($17 million), and lower wholesale cost of sales ($28 million). Total margin increased $36 million in the 2023 three-month period largely attributable to higher average retail unit margins ($44 million) and slightly higher wholesale margins ($4 million), partially offset by the effects on total margin from the lower retail propane volumes sold ($11 million).

Operating loss and loss before interest expense and income taxes decreased $2 million during the 2023 three-month period primarily reflecting the increase in total margin ($36 million), largely offset by higher operating and administrative expenses ($32 million) compared to the prior-year period. The increase in operating and administrative expenses reflects, among other things, higher salaries and benefits expenses, higher overtime, higher advertising expenses and higher vehicle expenses.

UGI CORPORATION AND SUBSIDIARIES
UGI International

For the three months ended June 30,	2023	2022	(Decrease) Increase
(Dollars in millions)
Revenues	$611	$738	$(127)	(17)%
Total margin (a)	$193	$194	$(1)	(1)%
Operating and administrative expenses	$157	$143	$14	10%
Operating income	$21	$22	$(1)	(5)%
Earnings before interest expense and income taxes	$22	$26	$(4)	(15)%
LPG retail gallons sold (millions)	158	155	3	2%
Heating degree days—% (warmer) than normal (b)	(9.8)%	(9.1)%	—	—

(a)Total margin represents revenues less cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data at locations in our UGI International service territories.

Average temperatures during the 2023 three-month period were 9.8% warmer than normal and 5.1% colder than the prior-year period. Total LPG retail gallons sold during the 2023 three-month period were 2% higher than the prior-year period due in large part to the colder weather than the prior-year period, substantially offset by lower consumption, principally from residential customers, primarily resulting from the European conservation measures due in large part to high global energy prices and the war between Russia and Ukraine.

UGI International base-currency results are translated into USD based upon exchange rates experienced during the reporting periods. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During the 2023 and 2022 three-month periods, the average unweighted euro-to-USD translation rates were approximately $1.09 and $1.06, respectively, and the average unweighted British pound sterling-to-USD translation rates were approximately $1.25 and $1.26, respectively. Fluctuations in these foreign currency exchange rates can have a significant impact on the individual financial statement components discussed below. The Company uses forward foreign currency exchange contracts entered into over multi-year periods to reduce the volatility in earnings that may result from such changes in foreign currency exchange rates. Realized gains (losses) on these foreign exchange contracts did not have a material impact on either of the three-month periods.

UGI International revenues and cost of sales decreased $127 million and $126 million, respectively, during the 2023 three-month period compared to the prior-year period. Average wholesale prices for propane and butane during the 2023 three-month period in northwest Europe were approximately 41% and 50% lower, respectively, compared with the prior-year period. The decrease in revenues and cost of sales principally reflects the impact from lower LPG sales prices and lower LPG costs, partially offset by slightly higher LPG retail volumes sold and the translation effects of the stronger foreign currencies (approximately $10 million and $6 million, respectively).

UGI International total margin decreased $1 million during the 2023 three-month period primarily reflecting lower total margin from our energy marketing businesses, substantially offset by higher margins from our LPG business attributable to strong unit margin management efforts and colder weather than the prior-year period and the translation effects of stronger foreign currencies (approximately $4 million).

UGI International operating income and earnings before interest expense and income taxes decreased $1 million and $4 million, respectively, during the 2023 three-month period compared to the prior-year period. The decrease in operating income principally reflects higher operating and administrative expenses ($14 million), partially offset by higher other income ($8 million). The higher operating and administrative expenses during the 2023 three-month period primarily reflects the effect of inflationary increases, higher uncollectible accounts expenses from energy marketing businesses and the translation effects of the stronger foreign currencies (approximately $3 million). The decrease in earnings before interest expense and income taxes in the 2023 three-month period largely reflects the decrease in operating income and slightly lower realized gains on foreign currency exchange contracts entered into in order to reduce volatility in UGI International earnings resulting from the effects of changes in foreign currency exchange rates.

UGI CORPORATION AND SUBSIDIARIES
Midstream & Marketing

For the three months ended June 30,	2023	2022	Increase (Decrease)
(Dollars in millions)
Revenues	$279	$525	$(246)	(47)%
Total margin (a)	$87	$89	$(2)	(2)%
Operating and administrative expenses	$31	$29	$2	7%
Operating income	$40	$38	$2	5%
Earnings before interest expense and income taxes	$41	$44	$(3)	(7)%
(a)Total margin represents revenues less cost of sales.

Average temperatures across Midstream & Marketing’s energy marketing territory during the 2023 three-month period were 6.8% warmer than normal and 3.0% warmer than the prior-year period.

Midstream & Marketing revenues decreased $246 million during the 2023 three-month period compared to the prior-year period, primarily reflecting lower revenues from natural gas marketing activities ($255 million), including the effects of peaking and capacity management activities, that were primarily impacted by significantly lower natural gas prices and, to a lesser extent, lower volumes from the warmer weather partially offset by higher retail power marketing revenues.

Midstream & Marketing cost of sales decreased $244 million during the 2023 three-month period compared to the prior-year period, largely driven by the lower natural gas costs related to the previously mentioned natural gas marketing activities, partially offset by higher cost of sales related to retail power marketing activities.

Midstream & Marketing total margin decreased $2 million during the 2023 three-month period largely reflecting lower margins from natural gas marketing activities ($10 million), including the effects of peaking and capacity management activities, partially offset by incremental natural gas gathering and processing activities ($7 million), primarily from the prior-year acquisition of Pennant.

Midstream & Marketing operating income during the 2023 three-month period increased $2 million, largely attributable to higher other income, partially offset by the previously mentioned decrease in total margin, higher operating and administrative expenses ($2 million) and higher depreciation and amortization ($2 million). The decrease in earnings before interest expense and income taxes of $3 million principally reflects lower income from equity investees following the acquisition of the remaining 53% ownership interest in Pennant during the fourth quarter of Fiscal 2022, partially offset by the increase in operating income.

Utilities

For the three months ended June 30,	2023	2022	Increase (Decrease)
(Dollars in millions)
Revenues	$278	$274	$4	1%
Total margin (a)	$156	$151	$5	3%
Operating and administrative expenses (a)	$87	$79	$8	10%
Operating income	$32	$38	$(6)	(16)%
Earnings before interest expense and income taxes	$34	$40	$(6)	(15)%
Gas Utility system throughput—bcf
Core market	12	13	(1)	(8)%
Total	77	74	3	4%
Electric Utility distribution sales - gwh	209	220	(11)	(5)%
Natural gas heating degree days—% (warmer) than normal (b)	(11.2)%	(3.0)%	—	—
(a)Total margin represents revenues less cost of sales and revenue-related taxes (i.e., gross receipts and business and occupation taxes) of $4 million and $2 million, respectively, during the 2023 and 2022 three-month periods. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating and administrative expenses presented above).

UGI CORPORATION AND SUBSIDIARIES
(b)Deviation from average heating degree days is determined on a 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for airports located within Gas Utility’s service territories.

Temperatures in Gas Utility’s service territories during the 2023 three-month period were 11.2% warmer than normal and 7.9% warmer than the prior-year period. The decrease in Gas Utility core market volumes during the 2023 three-month period is largely related to the significantly warmer weather, partially offset by growth in the core market customers. The decrease in Electric Utility distribution sales volumes is primarily attributable to warmer weather during the current-year period.
Utilities revenues increased $4 million in the 2023 three-month period. The increase in Gas Utility revenues ($4 million) is principally the result of the effects of the increase in base rates and the impact of the weather normalization adjustments for PA Gas Utility that went into effect during the first quarter of Fiscal 2023. These increases were partially offset by the lower core market volumes due to the warmer weather and lower off-system sales. Electric Utility revenues during the 2023 three-month period were comparable to the prior-year period.

Utilities cost of sales during the 2023 three-month period were comparable to the prior-year period for both Gas Utility and Electric Utility.

Utilities total margin increased $5 million during the 2023 three-month period largely reflecting higher Gas Utility total margin ($5 million), mainly reflecting the effects of the increase in base rates and weather normalization adjustments for PA Gas Utility that went into effect during the first quarter of Fiscal 2023, partially offset by the effects on core market volumes of the warmer weather. Electric Utility margin was comparable to the prior-year period.

Utilities operating income and earnings before interest expense and income taxes each decreased $6 million during the 2023 three-month period. These decreases largely reflect higher operating and administrative expenses ($8 million) compared to the prior-year period partially offset by the previously mentioned increase in total margin. The higher operating and administrative expenses reflects, among other things, higher uncollectible accounts expenses, contract labor costs and personnel-related expenses.

Interest Expense and Income Taxes

Our consolidated interest expense during the 2023 three-month period was $96 million compared to $82 million during the 2022 three-month period. This increase largely reflects higher credit agreement interest rates and borrowings and higher long-term debt outstanding principally at Midstream & Marketing and Utilities.

The higher effective income tax rate for the 2023 three-month period reflects the impact of the tax benefit of the goodwill impairment at AmeriGas Propane which includes a gross-up component in the associated deferred tax asset. This benefit was slightly offset by a valuation allowance adjustment and by a lower concentration of pretax loss in higher tax rate jurisdictions resulting from losses on derivative instruments.

The Company continues to evaluate the elections available under current regulations and pending legislation. Accordingly, the impacts on the Company’s income tax provisions and taxes payable or refundable related to these items are subject to change.

2023 Nine-Month Period Compared with the 2022 Nine-Month Period
AmeriGas Propane

For the nine months ended June 30,	2023	2022	Increase (Decrease)
(Dollars in millions)
Revenues	$2,147	$2,423	$(276)	(11)%
Total margin (a)	$1,080	$1,090	$(10)	(1)%
Operating and administrative expenses	$734	$684	$50	7%
Operating income/earnings before interest expense and income taxes	$240	$303	$(63)	(21)%
Retail gallons sold (millions)	678	743	(65)	(9)%
Heating degree days—% colder (warmer) than normal (b)	0.5%	(0.8)%	—	—
(a)Total margin represents total revenues less total cost of sales.

UGI CORPORATION AND SUBSIDIARIES
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for 344 regions in the U.S., excluding Alaska and Hawaii.

Average temperatures during the 2023 nine-month period were 0.5% colder than normal and 1.9% colder than the prior-year period. Total retail gallons sold decreased 9% during the 2023 nine-month period due to the effects of driver staffing shortages (which also limited growth), continuing customer attrition and structural conservation.

Average daily wholesale propane commodity prices during the 2023 nine-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 40% lower than such prices during the 2022 nine-month period. Total revenues decreased $276 million during the 2023 nine-month period largely reflecting lower retail propane revenues ($220 million) primarily on the lower retail volumes sold ($178 million) and, to a much lesser extent, lower wholesale revenues ($52 million) and the effects of lower average retail propane selling prices ($42 million).

Total cost of sales decreased $266 million during the 2023 nine-month period largely reflecting the lower retail propane product costs ($112 million), the lower retail propane volumes sold ($95 million) and lower wholesale cost of sales ($53 million). Total margin decreased $10 million in the 2023 nine-month period largely attributable to the lower retail propane volumes sold ($83 million), largely offset by higher average retail propane unit margins ($70 million).

Operating income and earnings before interest expense and income taxes each decreased $63 million during the 2023 nine-month period primarily reflecting the decrease in total margin ($10 million) and higher operating and administrative expenses ($50 million). The increase in operating and administrative expenses reflects, among other things, the higher overtime and other employee-related costs associated with distribution activity, higher vehicle expenses, higher advertising expenses and higher uncollectible accounts expenses, partially offset by lower salaries and benefits expenses, including the carryover impact from the workforce reductions made during Fiscal 2022.

UGI International

For the nine months ended June 30,	2023	2022	Increase (Decrease)
(Dollars in millions)
Revenues	$2,436	$3,011	$(575)	(19)%
Total margin (a)	$723	$744	$(21)	(3)%
Operating and administrative expenses	$471	$466	$5	1%
Operating income	$197	$211	$(14)	(7)%
Earnings before interest expense and income taxes	$216	$228	$(12)	(5)%
LPG retail gallons sold (millions)	585	651	(66)	(10)%
Heating degree days—% (warmer) than normal (b)	(9.1)%	(2.3)%	—	—
(a)Total margin represents revenues less cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data at locations in our UGI International service territories.

Average temperatures during the 2023 nine-month period were 9.1% warmer than normal and 7.1% warmer than the prior-year period. Total LPG retail gallons sold during the 2023 nine-month period were 10% lower than the prior-year period largely attributable to the significantly warmer weather, lower consumption, principally from residential customers, primarily resulting from the European conservation measures due in large part to high global energy prices and the war between Russia and Ukraine, lower cylinder volumes and reduced crop drying campaigns, partially offset by the growth due to natural gas conversion.

UGI International base-currency results are translated into USD based upon exchange rates experienced during the reporting periods. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During the 2023 and 2022 nine-month periods, the average unweighted euro-to-USD translation rates were approximately $1.06 and $1.11, respectively, and the average unweighted British pound sterling-to-USD translation rates were approximately $1.21 and $1.32, respectively. Fluctuations in these foreign currency exchange rates can have a significant impact on the individual financial statement components discussed below. The Company uses forward foreign currency exchange contracts entered into over multi-year periods to reduce the volatility in earnings that may result from such changes in foreign currency exchange rates. These forward foreign currency exchange contracts resulted in realized net gains of $16 million and $12 million in the 2023 and 2022 nine-month periods, respectively.

UGI CORPORATION AND SUBSIDIARIES

UGI International revenues and cost of sales decreased $575 million and $554 million, respectively, during the 2023 nine-month period compared to the prior-year period. Average wholesale prices for propane and butane during the 2023 nine-month period in northwest Europe were approximately 25% and 28% lower, respectively, compared with the prior-year period. The decrease in revenues and cost of sales principally reflects the impact from lower LPG retail volumes sold and the translation effects of the weaker foreign currencies (approximately $153 million and $112 million, respectively), partially offset by the impact from the LPG price increases. Energy marketing businesses also contributed to the decrease in revenues and cost of sales during the 2023 nine-month period primarily due to lower volumes sold, partially offset by the impact from price increases.

UGI International total margin decreased $21 million during the 2023 nine-month period primarily reflecting the effects of the lower LPG retail volumes sold ($83 million) and the translation effects of the weaker foreign currencies (approximately $41 million). These factors were partially offset by higher average unit margins from our LPG business attributable to strong margin management efforts and lower commodity prices. The decrease in UGI International total margin was partially offset by higher total margin from our energy marketing businesses ($42 million) during the 2023 nine-month period.

UGI International operating income and earnings before interest expense and income taxes decreased $14 million and $12 million, respectively, during the 2023 nine-month period. The decrease in operating income principally reflects the previously mentioned $21 million decrease in total margin, lower gains associated with sales of assets ($11 million) and higher operating and administrative expenses ($5 million). These decreases were partially offset by higher foreign currency transaction gains ($11 million), higher other operating income ($7 million) and lower depreciation and amortization expenses ($3 million). The higher operating and administrative expenses in the 2023 nine-month period primarily reflects the effects of inflationary increases, largely offset by the translation effects of the weaker foreign currencies (approximately $25 million). The decrease in earnings before interest expense and income taxes in the 2023 nine-month period largely reflects the $14 million decrease in operating income partially offset by higher realized gains on foreign currency exchange contracts entered into in order to reduce volatility in UGI International earnings resulting from the effects of changes in foreign currency exchange rates ($4 million).

Midstream & Marketing

For the nine months ended June 30,	2023	2022	Increase (Decrease)
(Dollars in millions)
Revenues	$1,586	$1,731	$(145)	(8)%
Total margin (a)	$401	$342	$59	17%
Operating and administrative expenses	$95	$88	$7	8%
Operating income	$249	$197	$52	26%
Earnings before interest expense and income taxes	$253	$216	$37	17%
(a)Total margin represents revenues less cost of sales.

Average temperatures across Midstream & Marketing’s energy marketing territory during the 2023 nine-month period were 11.0% warmer than normal and 5.8% warmer than the prior-year period.

Midstream & Marketing revenues decreased $145 million compared to the prior-year period, primarily reflecting lower revenues from natural gas marketing activities ($213 million), including the effects of peaking and capacity management activities, that were primarily impacted by lower natural gas prices and lower volumes from the warmer weather. This decrease was partially offset by higher natural gas gathering and processing activities ($40 million), primarily due to the impact on revenues from the prior-year acquisitions of UGI Moraine East and Pennant and higher retail power marketing revenues ($26 million).

Midstream & Marketing cost of sales decreased $204 million compared to the prior-year period, primarily reflecting the lower natural gas costs ($233 million) related to the previously mentioned natural gas marketing activities partially offset by higher cost of sales related to retail power marketing activities.

Midstream & Marketing total margin increased $59 million in the 2023 nine-month period reflecting incremental natural gas gathering and processing activities ($43 million), primarily from the prior year acquisitions of UGI Moraine East and Pennant; and higher margins from natural gas marketing activities ($20 million), including the effects of peaking and capacity management activities that benefited from extremely cold weather in late December.

UGI CORPORATION AND SUBSIDIARIES
Midstream & Marketing operating income and earnings before interest expense and income taxes during the 2023 nine-month period increased $52 million and $37 million, respectively, compared to the prior-year period. The increase in operating income is largely attributable to the previously mentioned $59 million increase in total margin and higher other income ($7 million), partially offset by higher operating and administrative expense ($7 million) and higher depreciation and amortization ($8 million). The increase in earnings before interest expense and income taxes principally reflects the increase in operating income, partially offset by lower income from equity investees following the acquisition of the remaining 53% ownership interest in Pennant during the fourth quarter of Fiscal 2022.

Utilities

For the nine months ended June 30,	2023	2022	Increase (Decrease)
(Dollars in millions)
Revenues	$1,644	$1,400	$244	17%
Total margin (a)	$750	$681	$69	10%
Operating and administrative expenses (a)	$275	$250	$25	10%
Operating income	$361	$325	$36	11%
Earnings before interest expense and income taxes	$367	$332	$35	11%
Gas Utility system throughput—bcf
Core market	90	94	(4)	(4)%
Total	296	290	6	2%
Electric Utility distribution sales - gwh	712	746	(34)	(5)%
Gas Utility heating degree days—% (warmer) than normal (b)	(11.6)%	(7.6)%	—	—
(a)Total margin represents revenues less cost of sales and revenue-related taxes (i.e., gross receipts and business and occupation taxes) of $21 million and $18 million, respectively, during the 2023 and 2022 nine-month periods. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating and administrative expenses presented above).
(b)Deviation from average heating degree days is determined on a 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for airports located within Gas Utility’s service territories.

Temperatures in Gas Utility’s service territories during the 2023 nine-month period were 11.6% warmer than normal and 4.6% warmer than the prior-year period. The decrease in Gas Utility core market volumes during the 2023 nine-month period is largely related to the warmer weather partially offset by growth in the core market customers. The decrease in Electric Utility distribution sales volumes is primarily attributable to warmer weather during the 2023 nine-month period.
Utilities revenues increased $244 million in the 2023 nine-month period reflecting a $230 million increase in Gas Utility revenues and a $14 million increase in Electric Utility revenues. The increase in Gas Utility revenues was largely driven by higher PGC and PGA rates reflecting higher natural gas costs; the effects of the increase in base rates and weather normalization adjustments for PA Gas Utility that went into effect during the first quarter of Fiscal 2023; higher off-system sales; and higher other revenues. These increases were partially offset by the effects on core market volumes of the warmer weather. The increase in Electric Utility revenues was largely driven by higher DS rates reflecting higher power costs.

Utilities cost of sales increased $175 million in the 2023 nine-month period primarily attributable to Gas Utility ($159 million) mainly reflecting higher PGC and PGA rates, higher cost of sales associated with off-system sales and higher other cost of sales. Electric Utility cost of sales increased $16 million during the 2023 nine-month period largely reflecting the higher DS rates.

Utilities total margin increased $69 million during the 2023 nine-month period primarily attributable to higher Gas Utility total margin ($71 million) mainly reflecting the effects of the increase in base rates and weather normalization adjustments for PA Gas Utility that went into effect during the first quarter of Fiscal 2023 and, to a much lesser extent, impacts from growth in the core market customers and higher other revenues. Electric Utility margin was comparable to the prior-year period.

Utilities operating income and earnings before interest expense and income taxes increased $36 million and $35 million, respectively, during the 2023 nine-month period. These increases largely reflect the previously mentioned increase in total margin partially offset by higher operating and administrative expenses ($25 million) and higher depreciation expense ($4

UGI CORPORATION AND SUBSIDIARIES
million). The higher operating and administrative expenses reflect, among other things, higher uncollectible accounts expenses, contract labor costs and personnel-related expenses. The higher depreciation expense compared to the prior-year period reflects the effects of continued distribution system capital expenditure activity.

Interest Expense and Income Taxes

Our consolidated interest expense during the 2023 nine-month period was $281 million compared to $245 million during the 2022 nine-month period. This increase largely reflects higher credit agreement interest rates and borrowings and higher long-term debt outstanding principally at Midstream & Marketing and Utilities.

The lower effective income tax rate for the 2023 nine-month period reflects the impact of the tax benefit of the goodwill impairment at AmeriGas Propane which includes a gross-up component in the associated deferred tax asset. The current year income tax rate also includes the projected availability of investment tax credits in Fiscal 2023 following enactment of the Inflation Reduction Act in August 2022. These benefits were slightly offset by a greater concentration of pretax loss in higher tax rate jurisdictions resulting from losses on derivative instruments and adjustments to deferred tax valuation allowances.

The Company continues to evaluate the elections available under current regulations and pending legislation. Accordingly, the impacts on the Company’s income tax provisions and taxes payable or refundable related to these items are subject to change.

FINANCIAL CONDITION AND LIQUIDITY

The Company expects to have sufficient liquidity, including cash on hand and available borrowing capacity, to continue to support long-term commitments and ongoing operations despite uncertainties associated with ongoing global macroeconomic conditions including, among others, changes in consumer behavior resulting from the COVID-19 pandemic, the inflationary cost environment and ongoing energy commodity price volatility. Our total available liquidity balance, comprising cash and cash equivalents and available borrowing capacity on our revolving credit facilities, totaled approximately $1.8 billion and $1.7 billion at June 30, 2023 and September 30, 2022, respectively. Our total available liquidity at June 30, 2023 increased due to higher available borrowing capacity on our revolving credit facilities, partially offset by the impact of cash collateral payments associated with a significant decline in commodity prices during the 2023 nine-month period and increases in restricted cash margin requirements in commodity futures brokerage accounts, principally at UGI International. The Company does not have any senior note or term loan maturities in the next twelve months. The Company cannot predict the duration or total magnitude of the uncertain economic factors mentioned above and the total effects they will have on its liquidity, debt covenants, financial condition or the timing of capital expenditures. UGI and its subsidiaries were in compliance with all debt covenants as of June 30, 2023. See Note 8 to the Condensed Consolidated Financial Statements for additional information on the equity cure provision.

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

The primary sources of UGI’s cash and cash equivalents are the dividends and other cash payments made to UGI or its corporate subsidiaries by its principal business units. Our cash and cash equivalents totaled $260 million at June 30, 2023, compared with $405 million at September 30, 2022. The decrease in cash and cash equivalents since September 30, 2022 is primarily attributable to commodity price volatility experienced in the 2023 nine-month period and the seasonality of our business as further described in “Cash Flows” below. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, at June 30, 2023 and September 30, 2022, UGI had $35 million and $140 million of cash and cash equivalents, respectively. Such cash is available to pay dividends on UGI Common Stock and for investment purposes.

UGI CORPORATION AND SUBSIDIARIES
Long-term Debt and Credit Facilities

Long-term Debt

The Company’s debt outstanding at June 30, 2023 and September 30, 2022, comprises the following:

	June 30, 2023						September 30, 2022
(Millions of dollars)	AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corp & Other	Total	Total
Short-term borrowings	$—	$245	$70	$166	$—	$481	$368

Long-term debt (including current maturities):
Senior notes	$2,400	$437	$—	$1,505	$—	$4,342	$4,472
Term loans	—	327	796	130	738	1,991	1,871
Other long-term debt	—	4	41	21	283	349	322
Unamortized debt issuance costs	(16)	(8)	(15)	(6)	(2)	(47)	(33)
Total long-term debt	$2,384	$760	$822	$1,650	$1,019	$6,635	$6,632
Total debt	$2,384	$1,005	$892	$1,816	$1,019	$7,116	$7,000

Credit Facilities

Additional information related to the Company’s credit agreements can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 8 to Consolidated Financial Statements in the Company’s 2022 Annual Report.

Information about the Company’s principal credit agreements (excluding the Receivables Facility discussed below) as of June 30, 2023 and 2022, is presented in the table below.

(Currency in millions)	Total Capacity	Borrowings Outstanding	Letters of Credit and Guarantees Outstanding	Available Borrowing Capacity
As of June 30, 2023
AmeriGas OLP	$600	$—	$2	$598
UGI International, LLC (a)	€500	€225	€—	€275
Energy Services	$260	$25	$—	$235
UGI Utilities	$425	$108	$—	$317
Mountaineer	$150	$58	$—	$92
UGI Corporation (b)	$300	$283	$—	$17
As of June 30, 2022
AmeriGas OLP	$600	$50	$3	$547
UGI International, LLC (a)	€300	€—	€—	€300
Energy Services	$260	$—	$—	$260
UGI Utilities	$350	$170	$—	$180
Mountaineer	$100	$55	$—	$45
UGI Corporation (b)	$300	$230	$—	$70
(a)Permits UGI International, LLC to borrow in euros or USD. At June 30, 2023, the amount borrowed consisted of euro-denominated borrowings equivalent to $245 million.
(b)Borrowings outstanding have been classified as “Long-term debt” on the Condensed Consolidated Balance Sheets.

UGI CORPORATION AND SUBSIDIARIES
The average daily and peak short-term borrowings under the Company’s principal credit agreements are as follows:

	For the nine months ended		For the nine months ended
	June 30, 2023		June 30, 2022
(Millions of dollars or euros)	Average	Peak	Average	Peak
AmeriGas OLP	$105	$242	$203	$388
UGI International, LLC	€194	€300	€100	€250
Energy Services	$9	$82	$—	$—
UGI Utilities	$202	$340	$178	$270
Mountaineer	$74	$101	$49	$80
UGI Corporation	$239	$292	$181	$288

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

At June 30, 2023, the outstanding balance of ESFC trade receivables was $62 million, $45 million of which were sold to the bank. At June 30, 2022, the outstanding balance of ESFC trade receivables was $88 million, none of which was sold to the bank. During the nine months ended June 30, 2023 and 2022, peak sales of receivables were $150 million and $98 million, respectively, and average daily amounts sold were $44 million and $2 million, respectively.

Significant Financing Activities

The following significant financing activities occurred during the 2023 nine-month period. See Note 8 to Condensed Consolidated Financial Statements for additional information on these transactions.

AmeriGas Partners Senior Notes. On May 31, 2023, AmeriGas Partners and AmeriGas Finance Corp. issued $500 million principal amount of 9.375% Senior Notes due May 2028. The 9.375% Senior Notes rank equally with AmeriGas Partners’ existing and future outstanding senior notes. The net proceeds from the issuance of the 9.375% Senior Notes, together with cash on hand, a $150 million cash contribution from the Company and other sources of liquidity, were used for the early repayment, pursuant to a tender offer and notice of redemption, of all AmeriGas Partners 5.625% Senior Notes having an aggregate principal balance of $675 million, plus tender premiums and accrued and unpaid interest. In conjunction with the early repayment of the 5.625% Senior Notes, in June 2023 the Partnership recognized a pre-tax loss of $9 million primarily comprising tender premiums and the write-off of unamortized debt issuance costs, which is reflected in “Loss on extinguishments of debt” on the Condensed Consolidated Statements of Income.

2022 AmeriGas OLP Credit Agreement. Under the 2022 AmeriGas OLP Credit Agreement, AmeriGas OLP, as borrower, is required to comply with financial covenants related to leverage and interest coverage measured at the Partnership and at AmeriGas OLP. The 2022 AmeriGas OLP Credit Agreement contains an equity cure provision, which allows AmeriGas OLP’s direct or indirect parent, including UGI and its other subsidiaries, to fund capital contributions to eliminate any EBITDA (as defined in the 2022 AmeriGas OLP Credit Agreement) shortfalls that would otherwise result in non-compliance with these financial covenants. Each equity cure is eligible to eliminate such EBITDA shortfalls up to four quarters after contribution. We are permitted to use the equity cure provision five times over the course of the Credit Agreement, twice during any rolling four-quarter period, and not in consecutive quarters.

UGI CORPORATION AND SUBSIDIARIES
As of March 31, 2023, AmeriGas OLP was in breach of the leverage ratio debt covenant and interest coverage ratio, which it cured with the funds received from UGI. UGI made capital contributions to AmeriGas OLP of $20 million and $11 million on March 31, 2023 and April 24, 2023, respectively, which in aggregate represented one equity cure in accordance with the 2022 AmeriGas OLP Credit Agreement. As a result of these capital contributions, AmeriGas OLP and the Partnership were in compliance with all financial covenants after consideration of the equity cure provision as of June 30, 2023 and March 31, 2023.
UGI also provided an irrevocable letter of support whereby UGI has committed to fund any such EBITDA shortfalls and debt service, if any. Based on the support and the projected EBITDA, AmeriGas OLP is expected to remain in compliance with its financial debt covenants for the succeeding twelve-month period. In addition, in May 2023, the Company contributed $52 million in an equity contribution principally to fund debt service on the senior notes.

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

UGI Energy Services Credit Agreement. On May 12, 2023, Energy Services entered into the second amendment to the UGI Energy Services Credit Agreement, which provides that the Term SOFR rate (as defined in the UGI Energy Services Credit Agreement) shall replace LIBOR as a reference rate. After giving effect to the second amendment, the UGI Energy Services Credit Agreement shall bear interest at a floating rate of, at Energy Services’ option, either (i) Term SOFR plus the Applicable Rate (as defined in the UGI Energy Services Credit Agreement) plus a credit spread adjustment of 0.10%, or (ii) the base rate plus the Applicable Rate. The Applicable Rate will be based on the leverage of Energy Services.

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

UGI Utilities Credit Agreement. On December 13, 2022, UGI Utilities entered into an amendment to the UGI Utilities Credit Agreement, providing for borrowings up to $425 million and to replace the use of LIBOR with Term SOFR. Borrowings under the amended UGI Utilities Credit Agreement can be used to finance the working capital needs of UGI Utilities and for general corporate purposes. The UGI Utilities Credit Agreement is scheduled to expire June 2024.

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

UGI Corporation Credit Agreement. On May 12, 2023, the Company entered into the second amendment to the UGI Corporation Credit Agreement, which provides that the Term SOFR rate (as defined in the UGI Corporation Credit Agreement) shall replace LIBOR as a reference rate. After giving effect to the second amendment, the UGI Corporation Credit Agreement shall bear interest at a floating rate of, at the Company’s option, either (i) Term SOFR plus the Applicable Rate (as defined in the UGI Corporation Credit Agreement) plus a credit spread adjustment of 0.10%, or (ii) the base rate plus the applicable margin that will be based on the leverage of the Company or credit ratings assigned to certain indebtedness of the Company.

UGI CORPORATION AND SUBSIDIARIES
The Company is pursuing the refinancing of the UGI Corporation revolving credit facility, which matures August 1, 2024. The UGI Corporation revolving credit facility contains a leverage ratio debt covenant which the Company was in compliance with as of June 30, 2023, and expects to maintain compliance through the August 1, 2024 maturity date. The Company has other sources of liquidity currently available which would be sufficient to repay the maturing credit facility should a refinancing not be successful.

Dividends and Repurchases of Common Stock

On November 17, 2022, UGI’s Board of Directors declared a cash dividend equal to $0.36 per common share. The dividend was paid on January 1, 2023, to shareholders of record on December 15, 2022. On February 1, 2023, UGI’s Board of Directors declared a quarterly dividend of $0.36 per common share. The dividend was paid on April 1, 2023, to shareholders of record on March 15, 2023. On May 3, 2023, UGI’s Board of Directors approved an increase in the quarterly dividend rate on UGI Common Stock to $0.375 per common share, or $1.50 on an annual basis. The new dividend rate reflects an approximate 4.2% increase from the previous quarterly rate of $0.36. The dividend was paid on July 1, 2023, to shareholders of record on June 15, 2023. On August 2, 2023, UGI’s Board of Directors declared a quarterly dividend of $0.375 per common share. The dividend is payable October 1, 2023, to shareholders of record on September 15, 2023.

On February 2, 2022, UGI’s Board of Directors authorized an extension of an existing share repurchase program for up to 8 million shares of UGI Common Stock for an additional four-year period, expiring in February 2026. Pursuant to such authorization, during the nine months ended June 30, 2023, the Company purchased 0.6 million shares on the open market at a total purchase price of approximately $22 million. The Company did not repurchase any shares during the third quarter of Fiscal 2023.

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

Operating Activities. Year-to-year variations in our cash flows from operating activities can be significantly affected by changes in operating working capital, especially during periods with significant changes in energy commodity prices. Cash flow provided by operating activities was $857 million in the 2023 nine-month period compared to $848 million in the 2022 nine-month period. Cash flow from operating activities before changes in operating working capital was $1,209 million in the 2023 nine-month period compared to $1,114 million in the 2022 nine-month period. Cash used to fund changes in operating working capital totaled $352 million in the 2023 nine-month period compared to $266 million in the 2022 nine-month period. The increase in cash used to fund operating working capital changes in the 2023 nine-month period principally reflects a significant increase in collateral payments on derivative instruments during the 2023 nine-month period and greater cash required to fund changes in accounts payable. These increases in cash used to fund changes in operating working capital were offset in large part by greater 2023 nine-month period cash from changes in accounts receivable and inventories. These changes in working capital items largely reflect the impacts of the previously mentioned significant decrease in commodity energy prices during the 2023 nine-month period, principally at our UGI International operations.

Investing Activities. Investing activity cash flow is principally affected by cash expenditures for property, plant and equipment; cash paid for acquisitions of businesses and assets; investments in equity method investees; and cash proceeds from sales and retirements of property, plant and equipment. Cash flow used by investing activities was $761 million in the 2023 nine-month period compared to $717 million in the 2022 nine-month period. Cash expenditures for property, plant and equipment were $670 million in the 2023 nine-month period compared with $551 million in the 2022 nine-month period principally reflecting higher cash capital expenditures in our Utilities segment and, to a lesser extent, Midstream & Marketing. Cash flows from investing activities include cash received from the settlement of certain forward foreign currency contracts previously designated as net investment hedges of $22 million in the 2023 nine-month period compared to $26 million in the 2022 nine-month period. Investments in equity method investments during the 2023 nine-month period include our continuing investments in renewable energy projects principally at Midstream & Marketing. Prior-year cash flows from investing activities include cash used for the Stonehenge Acquisition.

Financing Activities. Changes in cash flow from financing activities are primarily due to issuances and repayments of long-term debt; net short-term borrowings; dividends on UGI Common Stock; quarterly payments on outstanding Purchase Contracts; and issuances and repurchases of equity instruments.

UGI CORPORATION AND SUBSIDIARIES

Cash flow used by financing activities was $244 million in the 2023 nine-month period compared to $290 million in the 2022 nine-month period. The 2023 nine-month period includes the cash flow effects from entering into the previously mentioned UGI International 2023 Credit Facilities Agreement and the concurrent repayment of borrowings under the UGI International Credit Facilities Agreement (a predecessor agreement). The 2023 nine-month period cash flows from financing activities also includes the cash proceeds from the previously mentioned Energy Services Amended Term Loan Agreement entered into in February 2023 and the concurrent repayment of amounts outstanding under the Energy Services variable rate term loan, and the May 2023 AmeriGas Partners issuance of the $500 million principal amount of 9.375% Senior Notes and the repayment of the $675 million aggregate principal balance of the 5.625% Senior Notes. Cash flow from financing activities in the prior-year period includes the cash flow effects of the refinancing of senior notes at UGI International.

UTILITY REGULATORY MATTERS

UGI Utilities. On January 27, 2023, Electric Utility filed a request with the PAPUC to increase its annual base distribution revenues by $11 million. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable electric service. Electric Utility requested that the new electric rates become effective March 28, 2023. The PAPUC issued an order on March 2, 2023, suspending the effective date for the rate increase to allow for investigation and public hearings. On July 14, 2023, a Joint Petition for Approval of Settlement of all issues supported by all active parties was filed with the PAPUC providing for a $9 million annual base distribution rate increase for Electric Utility. The Joint Petition is subject to receipt of a recommended decision and a final order of the PAPUC approving the settlement. In accordance with the terms of the Joint Petition, the proposed rate increase will become effective on or before October 1, 2023, or as directed by the PAPUC in the final order. The Company cannot predict the timing or the ultimate outcome of the rate case review process.

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
Mountaineer. On July 31, 2023, Mountaineer submitted its 2023 IREP filing to the WVPSC requesting recovery of $10 million for costs associated with capital investments after December 31, 2022, that total $131 million, including $67 million in calendar year 2024. With new base rates expected to be effective January 1, 2024, revenues from IREP rates would decrease by $12 million. The filing included capital investments totaling $383 million over the 2024 - 2028 period.

On July 28, 2023, Mountaineer submitted its annual PGA filing with the WVPSC. This filing allows the WVPSC to review the prudence of Mountaineer’s incurred gas costs, to review the computation of any over or under collection of gas costs, and to establish a PGA billing rate for the upcoming year. The new PGA billing rate is intended to settle past over or under collections and allows Mountaineer to recover its projected gas costs for the upcoming year.

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

UGI CORPORATION AND SUBSIDIARIES
WVPSC requesting approval of 2023 IREP revenue of $22 million to be charged effective January 1, 2023, which includes the recovery of a $1 million under-recovery of 2021 IREP revenue. On December 21, 2022, the WVPSC issued an order approving the Joint Stipulation and Agreement for Settlement as filed.

OTHER MATTERS

West Reading, Pennsylvania Explosion. On March 24, 2023, an explosion occurred in West Reading, Pennsylvania which resulted in seven fatalities, significant injuries to eleven others, and extensive property damage to buildings owned by R.M. Palmer, a local chocolate manufacturer, and other neighboring structures. The NTSB, OSHA and the PAPUC are investigating the West Reading incident. On July 18, 2023, the NTSB issued an Investigative Update in its ongoing investigation. The report identifies a fracture in a retired UGI gas service tee and a fracture in a nearby steam system, but it does not address causation of the fractures or the explosion. The NTSB investigative team includes representatives from the Company, the PAPUC, the local fire department and the Pipeline and Hazardous Materials Safety Administration. The Company is cooperating with the investigation. The NTSB may invite other parties to participate.

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

Our variable-rate debt at June 30, 2023, includes revolving credit facility borrowings and variable-rate term loans at UGI International, Utilities, Energy Services and UGI Corporation. These debt agreements have interest rates that are generally indexed to short-term market interest rates. We have entered into pay-fixed, receive-variable interest rate swap agreements on a significant portion of the term loans’ principal balances and a significant portion of the term loans’ tenor. We have designated these interest rate swaps as cash flow hedges. At June 30, 2023, combined borrowings outstanding under variable-rate debt agreements, excluding the previously mentioned effectively fixed-rate debt, totaled $1,115 million.

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
Foreign Currency Exchange Rate Risk
Our primary currency exchange rate risk is associated with the USD versus the euro and, to a lesser extent, the USD versus the British pound sterling. The USD value of our foreign currency denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. From time to time, we use derivative instruments to hedge portions of our net investments in foreign subsidiaries, including anticipated foreign currency denominated dividends. Gains or losses on these net investment hedges remain in AOCI until such foreign operations are sold or liquidated. With respect to our net investments in our UGI International operations, a 10% decline in the value of the associated foreign currencies versus the USD would reduce their aggregate net book value at June 30, 2023, by approximately $70 million, which amount would be reflected in other comprehensive income. We have designated certain euro-denominated borrowings as net investment hedges.
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
We have concentrations of credit risk associated with derivative instruments and we evaluate the creditworthiness of our derivative counterparties on an ongoing basis. As of June 30, 2023, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was $305 million. In general, many of our over-the-counter derivative instruments and all exchange contracts call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At June 30, 2023, we had received cash collateral from derivative instrument counterparties totaling $36 million. In addition, we may have offsetting derivative liabilities and certain accounts payable balances with certain of these counterparties, which further mitigates the previously mentioned maximum amount of losses. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At June 30, 2023, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.
The following table summarizes the fair values of unsettled market risk sensitive derivative instrument assets (liabilities) held at June 30, 2023 and changes in their fair values due to market risks. Certain of UGI Utilities’ commodity derivative instruments are excluded from the table below because any associated net gains or losses are refundable to or recoverable from customers in accordance with UGI Utilities ratemaking.

	Asset (Liability)
(Millions of dollars)	Fair Value	Change in Fair Value
June 30, 2023
Commodity price risk (1)	$(202)	$(161)
Interest rate risk (2)	$26	$(18)
Foreign currency exchange rate risk (3)	$14	$(49)

(1) Change in fair value represents a 10% adverse change in the market prices of certain commodities.
(2) Change in fair value represents a 50 basis point adverse change in prevailing market interest rates.
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

ITEM 1A. RISK FACTORS

In addition to the information presented in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2022 Annual Report and the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2022, which could materially affect our business, financial condition or future results. The risks described below and in our 2022 Annual Report and the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2022, are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

Our energy marketing business in Europe may continue to be disrupted by extreme prices and volatility in the natural gas and power markets in Europe, which have resulted in, and may continue to result in, a material negative impact on our financial results. Our natural gas and power marketing businesses have traditionally relied upon relative pricing and periods of market stability. Since the end of 2021, the European energy markets have been in an unprecedented state of volatility. The war between Russia and Ukraine and the resulting substantial reduction of natural gas imports from Russia to Europe have led to significant uncertainty in supply, including price volatility of both wholesale gas and power, and have created new risks that we have experienced and expect to continue to experience within our European energy marketing business. These risks include: (i) the ability to economically support the traditional fixed price and full requirement contracts of customers due to the significant increased cost to adjust for shifting volumes due to excess or shortage of consumption expectations; (ii) the ability to service typical portfolio needs with standard trading activities due to the limitations on purchasing cost effective services in the market; (iii) the ability to pass increased and volume deviation costs, including balancing costs, onto customers due, among other things, to timing, regulatory and contractual constraints, and (iv) the ability to maintain sourcing services to customers due to the margining and liquidity constraints as well as maximum trading limits implemented by both clearing banks and wholesale counterparties on energy suppliers, and (v) the ability to economically support fixed and variable price products while offering competitive services in the market. As a result, UGI is considering all scenarios with respect to the future of its energy marketing business in Europe, including exit and wind down. In Fiscal 2023, UGI announced the sale of its energy marketing business in the United Kingdom and that UGI has entered into definitive agreements to divest of substantially all of its energy marketing businesses in France and Belgium. Further, UGI continues to make progress on the wind-down of its energy marketing business in the Netherlands. The risks identified with respect to our energy marketing business in Europe have resulted in and may continue to have a material negative impact on our financial results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to the Company’s repurchases of its common stock during the quarter ended June 30, 2023.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2023 to April 30, 2023	—	$0.00	—	6.50 million
May 1, 2023 to May 31, 2023	—	$0.00	—	6.50 million
June 1, 2023 to June 30, 2023	—	$0.00	—	6.50 million
Total	—		—

(1) Shares of UGI Common Stock are repurchased through an extension of a previous share repurchase program announced by the Company on February 2, 2022. The UGI Board of Directors authorized the repurchase of up to 8 million shares of UGI Common Stock over a four-year period expiring in February 2026.

UGI CORPORATION AND SUBSIDIARIES

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation-S-K.

ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

3.1	Amended and Restated Bylaws of UGI Corporation, effective as of May 3, 2023.	UGI	Form 8-K (5/3/23)	3.1

4.1	Indenture, dated as of May 31, 2023, between the Issuers and U.S. Bank Trust Company, National Association, as trustee (including the form of 2028 Notes).	UGI	Form 8-K (5/31/23)	4.1

10.1	Second Amendment to the Amended and Restated Credit Agreement, dated as of May 12, 2023, by and among UGI Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	UGI	Form 8-K (5/12/23)	10.1

10.2	Second Amendment to the Third Amended and Restated Credit Agreement, dated as of May 12, 2023, by and among UGI Energy Services, LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	UGI	Form 8-K (5/12/23)	10.2

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2023, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2023, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2023, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

UGI CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2023, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2023, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2023, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UGI Corporation
(Registrant)

Date:	August 8, 2023	By:	/s/ Sean P. O’Brien
Sean P. O’Brien
Chief Financial Officer

Date:	August 8, 2023	By:	/s/ Jean Felix Tematio Dontsop
Jean Felix Tematio Dontsop
Vice President, Chief Accounting Officer
and Corporate Controller