Form 10-K
period 2023-09-30
UGI CORP /PA/
filed 2023-11-29
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of UGI Corporation Common Stock held by non-affiliates of the registrant on March 31, 2023 was $7,252,195,251.
At November 10, 2023, there were 210,899,583 shares of UGI Corporation Common Stock issued and outstanding.
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 2024 are incorporated by reference into Part III of this Form 10-K.

GLOSSARY OF TERMS AND ABBREVIATIONS

Terms and abbreviations used in this Form 10-K are defined below:

UGI Corporation and Related Entities

AmeriGas Finance Corp. - A wholly owned subsidiary of AmeriGas Partners

AmeriGas OLP - AmeriGas Propane, L.P., the principal operating subsidiary of AmeriGas Partners

AmeriGas Partners - AmeriGas Partners, L.P., an indirect wholly owned subsidiary of UGI; also referred to, together with its consolidated subsidiaries, as the “Partnership”

AmeriGas Propane - Reportable segment comprising AmeriGas Propane, Inc. and its subsidiaries, including AmeriGas Partners and AmeriGas OLP

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

2021 IAP - UGI Corporation 2021 Incentive Award Plan

2022 AmeriGas OLP Credit Agreement - Entered into by AmeriGas OLP providing for borrowings of up to $600 million, with the option to increase to a maximum principal amount of $900 million assuming certain conditions are met, including a letter of credit subfacility of up to $100 million, scheduled to expire in September 2026. On November 15, 2023, the Company amended the 2022 AmeriGas OLP Credit agreement reducing the revolver to $400 million

2024 Purchase Contract - A forward stock purchase contract issued by the Company as a part of the issuance of Equity Units which obligates holders to purchase a number of shares of UGI Common Stock from the Company on June 1, 2024

ABO - Accumulated Benefit Obligation

ACE - AmeriGas Cylinder Exchange

AFUDC - Allowance for Funds Used During Construction

AmeriGas OLP Credit Agreement - The second amended and restated credit agreement entered into by AmeriGas OLP providing for borrowings of up to $600 million, including a letter of credit subfacility of up to $150 million, was paid in full and terminated concurrently with the execution of the 2022 AmeriGas OLP Credit Agreement

AOCI - Accumulated Other Comprehensive Income (Loss)

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

Fiscal 2023 - The fiscal year ended September 30, 2023

Fiscal 2024 - The fiscal year ending September 30, 2024

Fiscal 2025 - The fiscal year ending September 30, 2025

Fiscal 2026 - The fiscal year ending September 30, 2026

Fiscal 2027 - The fiscal year ending September 30, 2027

Fiscal 2028 - The fiscal year ending September 30, 2028

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

Stonehenge Acquisition - Acquisition of Stonehenge Appalachia, LLC, which closed January 27, 2022

Stock Unit - Unit awards that entitle the grantee to shares of UGI Common Stock or cash subject to service conditions

TCJA - Tax Cuts and Jobs Act

Term SOFR - Secured Overnight Financing Rate

TSR - Total Shareholder Return

U.K. - United Kingdom

U.S. - United States of America

UGI comparator group - The Russell Midcap Utility Index, excluding telecommunications companies, and beginning in Fiscal 2021, a custom UGI performance peer group

UGI Corporation Credit Facility Agreement - An amended and restated unsecured senior credit facilities agreement entered into by UGI Corporation on May 4, 2021 (the “2021 UGI Corporation Senior Credit Facility”), comprising (1) a $250 million term loan facility maturing in August 2024, (2) a $300 million term loan facility maturing in May 2025, (3) a $300 million delayed draw term loan facility maturing in May 2025, and (4) a $300 million revolving credit facility maturing in August 2024 (including a $10 million sublimit for letters of credit). On May 12, 2023, the Company entered into the second amendment to the UGI Corporation Credit Agreement to replace the reference rate from LIBOR with Term SOFR. On September 20, 2023, the Company entered into the third amendment that, among other things, extended the maturity date of (1) the $250 million term loan facility and (2) the $300 million revolving credit facility to May 2025.

UGI Energy Services Credit Agreement - A five-year senior secured revolving credit agreement entered into by Energy Services on March 6, 2020, providing for borrowings up to $260 million, including a letter of credit subfacility of up to $50 million, scheduled to expire in March 2025. On May 12, 2023, Energy Services entered into the second amendment to the UGI Energy Services Credit Agreement to replace the reference rate from LIBOR with Term SOFR.

UGI International 2023 Credit Facilities Agreement - A five-year unsecured senior facilities agreement entered into in March 2023 comprising a €300 million variable-rate term loan facility and a €500 million multicurrency revolving credit facility scheduled to expire in March 2028.

UGI International 3.25% Senior Notes - An underwritten private placement of €350 million principal amount of senior unsecured notes originally due November 1, 2025, issued by UGI International, LLC. The UGI International 3.25% Senior Notes were repaid in December 2021.

UGI International Credit Facilities Agreement - A five-year unsecured senior facilities agreement entered into in October 2018, by UGI International, LLC comprising a €300 million term loan facility and a €300 million revolving credit facility, scheduled to expire in October 2023, repaid in full and terminated concurrently with the execution of the UGI International 2023 Credit Facilities Agreement.

UGI Performance Units - Unit awards that entitle the grantee to shares of UGI Common Stock or cash subject to service and market performance conditions

UGI Utilities 2023 Credit Agreement - An unsecured revolving credit agreement entered into by UGI Utilities on November 9, 2023, providing for borrowings up to $375 million, including a letter of credit subfacility of up to $50 million and a $38 million sublimit for swingline loans, set to mature November 2024, including an automatic extension to November 9, 2028 upon receipt of authorization from the PAPUC

UGI Utilities Credit Agreement - A five-year unsecured revolving credit agreement entered into by UGI Utilities on June 27, 2019, providing for borrowings up to $350 million, including a letter of credit subfacility of up to $100 million, scheduled to expire in June 2024. On December 13, 2022, UGI Utilities entered into an amendment to UGI Utilities Credit Agreement, providing for borrowings up to $425 million and to replace the reference rate from LIBOR with Term SOFR, repaid in full and terminated concurrently with the execution of the UGI Utilities 2023 Credit Agreement

USD - U.S. dollar

U.S. Pension Plans - Consists of (1) a defined benefit pension plan for employees hired prior to January 1, 2009 of UGI, UGI Utilities and certain of UGI’s other domestic wholly owned subsidiaries; and (2) a defined benefit pension plan for employees of Mountaineer hired prior to January 1, 2023.

VEBA - Voluntary Employees’ Beneficiary Association

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you against relying on any forward-looking statement as these statements are subject to risks and uncertainties that may cause actual results to vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind our Risk Factors included in Item 1A herein and the following important factors that could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) weather conditions, including increasingly uncertain weather patterns due to climate change, resulting in reduced demand, the seasonal nature of our business, and disruptions in our operations and supply chain; (2) cost volatility and availability of energy products, including propane and other LPG, electricity, and natural gas, as well as the availability of LPG cylinders, and the capacity to transport product to our customers; (3) changes in domestic and foreign laws and regulations, including safety, health, tax, transportation, consumer protection, data privacy, accounting, and environmental matters, such as regulatory responses to climate change; (4) inability to timely recover costs through utility rate proceedings; (5) the impact of pending and future legal or regulatory proceedings, inquiries or investigations; (6) competitive pressures from the same and alternative energy sources; (7) failure to acquire new customers or retain current customers thereby reducing or limiting any increase in revenues; (8) liability for environmental claims; (9) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (10) adverse labor relations and our ability to address existing or potential workforce shortages; (11) customer, counterparty, supplier, or vendor defaults; (12) liability for uninsured claims and for claims in excess of insurance coverage, including those for personal injury and property damage arising from explosions, acts of war, terrorism, natural disasters, pandemics, and other catastrophic events that may result from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas and LPG in all forms; (13) transmission or distribution system service interruptions; (14) political, regulatory and economic conditions in the United States, Europe and other foreign countries, including uncertainties related to the war between Russia and Ukraine, the conflict in the Middle East, the European energy crisis, and foreign currency exchange rate fluctuations, particularly the euro; (15) credit and capital market conditions, including reduced access to capital markets and interest rate fluctuations; (16) changes in commodity market prices resulting in significantly higher cash collateral requirements; (17) impacts of our indebtedness and the restrictive covenants in our debt agreements; (18) reduced distributions from subsidiaries impacting the ability to pay dividends or service debt; (19) changes in Marcellus and Utica Shale gas production; (20) the success of our strategic initiatives and investments that are intended to advance our business strategy; (21) our ability to successfully integrate acquired businesses and achieve anticipated synergies; (22) the interruption, disruption, failure, malfunction, or breach of our information technology systems, and those of our third-party vendors or service providers, including due to cyber attack; (23) the inability to complete pending or future energy infrastructure projects; (24) our ability to attract, develop, retain and engage key employees; (25) uncertainties related to global pandemics; (26) the impact of a material impairment of our assets; (27) the impact of proposed or future tax legislation; (28) the impact of declines in the stock market or bond market, and a low interest rate environment, on our pension liability; (29) our ability to protect our intellectual property; (30) our ability to overcome supply chain issues that may result in delays or shortages in, as well as increased costs of, equipment, materials or other resources that are critical to our business operations; and (31) our ability to control operating costs and realize cost savings.

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

The UGI International segment consists of LPG distribution businesses conducted by our subsidiaries and affiliates in Austria, Belgium, the Czech Republic, Denmark, Finland, France, Hungary, Italy, Luxembourg, the Netherlands, Norway, Poland, Romania, Slovakia, Sweden, Switzerland and the United Kingdom. Based on reported market volumes for 2022, which is the most recent information available, UGI International believes that it is the largest distributor of LPG in France, Austria, Belgium, Denmark and Luxembourg and one of the largest distributors of LPG in Norway, Poland, the Czech Republic, Slovakia, the Netherlands, Sweden and Switzerland. During Fiscal 2023, we made significant progress on our strategic decision to exit the energy marketing business at UGI International. In Fiscal 2023, we divested of our energy marketing business in the United Kingdom and Belgium. On October 1, 2023, we divested substantially all of our energy marketing business in France. We also continue to make significant progress on the wind-down of our energy marketing business in the Netherlands. See Note 5 for additional information regarding the UGI International energy marketing businesses.

The Midstream & Marketing segment consists of energy-related businesses conducted by our indirect, wholly owned subsidiary, Energy Services. These businesses (i) conduct energy marketing, including RNG, in the Mid-Atlantic region of the United States and California, (ii) own and operate natural gas liquefaction, storage and vaporization facilities and propane-air mixing assets, (iii) manage natural gas pipeline and storage contracts, (iv) develop, own and operate pipelines, gathering infrastructure and gas storage facilities in the Marcellus and Utica Shale regions of Pennsylvania, eastern Ohio, and the panhandle of West Virginia, (v) own electricity generation facilities, and (vi) develop, own and operate RNG production facilities. Energy Services and its subsidiaries’ storage, LNG and portions of its midstream transmission operations are subject to regulation by the FERC.

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
In August 2023, the Company announced the commencement of a strategic review with a focus on our LPG businesses to unlock and maximize shareholder value. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information. We continue to focus on advancing our strategy of: (1) providing reliable earnings growth; (2) rebalancing our portfolio, with an emphasis on natural gas and renewable energy solutions; and (3) investing in renewable energy solutions. The following discussion highlights some of our key accomplishments in these areas during Fiscal 2023.

Reliable Earnings Growth

We are committed to consistently growing our earnings and plan to continue this growth through robust investments in our regulated utilities businesses, generating significant fee-based income in our Midstream and Marketing operations, optimizing our cost structure and effectively managing our global LPG businesses, which generate significant free cash flow. We strive to be the preferred provider in all markets we serve and remain focused on making continuous improvements and focusing on growth across our businesses.

At our Utilities segment, we continue to deliver attractive earnings growth through capital investments and customer additions, while taking actions to reduce earnings volatility. In Fiscal 2023, PA Gas Utility connected more than 1,460 new commercial and industrial customers and added more than 11,100 residential heating customers. Beginning on November 1, 2022, PA Gas Utility was authorized to implement a weather normalization adjustment rider as a five-year pilot program which we expect to result in reduced earnings volatility and stabilize our customers’ distribution charges. In September 2023, our Electric Utility received PAPUC approval for an $8.5 million annual base distribution rate increase beginning in October 2023. On October 6, 2023, Mountaineer filed a joint stipulation and agreement for settlement of the base rate case proceeding that Mountaineer had initiated in March of 2023 with the WVPSC. The settlement is subject to approval by the WVPSC and is expected to result in a net revenue increase of approximately $13.9 million and an overall increase in total revenues of 4.16% for Mountaineer. See Note 9 to Consolidated Financial Statements for additional information.
Our Midstream and Marketing business continues to provide stable earnings, which is underpinned by fee-based contracts from customers. This fee-based income is derived from fixed-fee peaking, storage and gathering, and fixed rate, variable volume gathering and marketing transactions. In Fiscal 2023, over 85% of Midstream and Marketing’s total margin was fee-based. In addition, Midstream and Marketing continued expanding in the renewable energy space, which we believe will contribute to our future earnings growth. For more information on these transactions, see “Investment in Renewable Energy” below.
During Fiscal 2023, we made technology and other investments to promote the safety of our employees and the communities we serve. For example, we continued (i) installing cameras in our delivery and service vehicles to facilitate in-cab coaching capabilities, among other functionality, and (ii) installing fall protection towers on rail terminals that are designed to prevent employees from falling during the process of offloading propane into bulk storage.

During Fiscal 2023, we made significant progress on our strategic decision to exit the energy marketing business at UGI International. We divested of our energy marketing businesses in the United Kingdom and Belgium during Fiscal 2023 and divested substantially all of our energy marketing business in France on October 1, 2023. In addition, we continue to make progress on the wind-down of our energy marketing business in the Netherlands.

Rebalancing Our Portfolio

We are committed to rebalancing our portfolio through both organic growth and investment in natural gas and renewable energy solutions.

In Fiscal 2023, we executed our rebalancing strategy by prioritizing our capital investment in the natural gas businesses. At the Utilities, we continued to execute our infrastructure replacement and system betterment program, with record capital expenditures in Fiscal 2023 and additional expenditures expected in the coming years. Our PA Gas Utility remains on schedule to achieve its goal of replacing the cast iron portions of its gas mains by March 2027 and the bare steel portion of its gas mains by September 2041. We believe that the replacement of aging infrastructure results in increased contributions to rate base growth and also reduces emissions while improving operational efficiency and distribution system integrity.

Investment in Renewable Energy

We are pursuing investments in several renewable energy areas, including RNG, bio-LPG and renewable dimethyl ether. Our natural gas businesses are exploring RNG opportunities involving both distribution and RNG feedstock infrastructure, and our LPG businesses are developing bio-LPG sources to augment our existing bio-LPG source in Sweden. We believe that UGI is well-positioned to develop investment opportunities in these emerging markets due to our competencies in project development, project execution, gas transportation and storage, and energy marketing.

We expect to utilize our existing natural gas and LPG distribution infrastructure to deliver RNG and bio-LPG to the customers we serve. In most cases, these renewable solutions can be delivered to our customers with no additional local infrastructure, incremental investments by our customers, or community disruption related to infrastructure buildout.

In Fiscal 2023, we completed the following transactions:

•In November 2022, Energy Services announced a project that will modify an existing anaerobic biogas facility to generate RNG. The project is expected to be completed in the second half of 2024 and, once completed, is expected to produce approximately 35 million cubic feet of RNG annually.

•In January 2023, Energy Services announced that it entered into an agreement to invest $150 million in two RNG projects currently under development in South Dakota. One project is expected to generate approximately 300 million cubic feet of RNG annually once completed in calendar year 2024 and the other project is expected to generate approximately 225 million cubic feet of RNG annually once completed in calendar year 2024.

•In February 2023, Energy Services entered into a joint venture to develop an RNG project at the Commonwealth Environmental Systems landfill in Pennsylvania. Once complete, the project is expected to have the capacity to produce approximately 5,000 MMBtu per day of pipeline-quality RNG.

These projects provide a range of benefits, including reducing our carbon footprint while also addressing increased customer demand for low carbon energy sources.

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

•Scope 1 Emissions Reduction Commitment – Reduce Scope 1 GHG emissions by 55% by 2025 (using Fiscal 2020 as a baseline). Our Scope 1 emissions reduction target does not include emissions from the Mountaineer Acquisition, which closed in September 2021. The target also excluded the Stonehenge Acquisition and only accounts for our ownership interest in Pennant at the time we set the target. The emissions from the Pine Run acquisition were included in the baseline 2020 number as this investment contributed to our goal. The 2020 base number also takes a five year emissions average from the Hunlock generation facility to account for year-over-year differences in run time.

•Methane Emissions Reduction Commitment – 92% reduction by 2030, and 95% reduction by 2040.

•Pipeline Replacement and Betterment Commitment – Replace all cast iron pipelines by 2027 and all bare steel by 2041. Our pipeline replacement and betterment activities better enable us to achieve our emissions reductions goals.

We report our progress on the environmental goals and commitments annually in our Sustainability Reports, including our Scope 1, 2 and 3 emissions, air quality impact, and water management efforts. Our Scope 3 emissions stem primarily from the extraction (upstream) and combustion (downstream) of the molecules we distribute, and from our supply chain. Our Sustainability Reports may be accessed on our website under “ESG - Resources - Sustainability Reports.” Information published in our Sustainability Reports is not incorporated by reference in this Report.

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

Our executive offices are located at 500 North Gulph Road, King of Prussia, Pennsylvania 19406, and our telephone number is (610) 337-1000. In this Report, the terms “Company” and “UGI,” as well as the terms “our,” “we,” “us,” and “its” are sometimes used as abbreviated references to UGI Corporation or, collectively, UGI Corporation and its consolidated subsidiaries. For further information on the meaning of certain terms used in this Report, see “Glossary of Terms and Abbreviations.”

The Company’s corporate website can be found at www.ugicorp.com. Information on our website, including the information published in our Sustainability Reports, is not incorporated by reference in this Report. The Company makes available free of charge at this website (under the “Investors - Financial Reports - SEC Filings and Proxies” caption) copies of its reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, including its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and its Current Reports on Form 8-K. The Company’s Principles of Corporate Governance, Code of Business Conduct and Ethics, and Supplier Code of Business Conduct and Ethics are available on the Company’s website under the caption “Company - Leadership and Governance - Governance Documents.” The charters of the Audit, Corporate Governance, Compensation and Management Development, and Safety, Environmental and Regulatory Compliance Committees of the Board of Directors are available on the Company’s website under the caption “Company - Leadership and Governance - Committees & Charters.” All of these documents are also available free of charge by writing to Director,

Investor Relations, UGI Corporation, P.O. Box 858, Valley Forge, PA 19482.

AMERIGAS PROPANE

Products, Services and Marketing

Our domestic propane distribution business is conducted through AmeriGas Propane. AmeriGas Propane serves nearly 1.2 million customers in all 50 states from approximately 1,380 propane distribution locations. Typically, propane distribution locations are in suburban and rural areas where natural gas is not readily available. Our local offices generally consist of operations facilities and propane storage. As part of its overall transportation and distribution infrastructure, AmeriGas Propane operates as an interstate carrier in all states throughout the continental U.S.

AmeriGas Propane sells propane primarily to residential, commercial/industrial, motor fuel, agricultural and wholesale customers. AmeriGas Propane distributed approximately 940 million gallons of propane in Fiscal 2023. Approximately 88% of AmeriGas Propane’s Fiscal 2023 sales (based on gallons sold) was to retail accounts and approximately 12% was to wholesale accounts. Sales to residential customers in Fiscal 2023 represented approximately 30% of retail gallons sold; commercial/industrial customers 41%; motor fuel customers 21%; and agricultural customers 3%. Transport gallons, which are large-scale deliveries to retail customers other than residential, accounted for approximately 5% of Fiscal 2023 retail gallons. With the exception of one customer representing 5.1% of AmeriGas Propane’s consolidated revenues, no other single customer represents more than 5% of AmeriGas Propane’s consolidated revenues.

The ACE program continued to be an important element of AmeriGas Propane’s business in Fiscal 2023. At September 30, 2023, ACE cylinders were available at over 48,000 retail locations throughout the U.S. Sales of our ACE cylinders to retailers are included in commercial/industrial sales. The ACE program enables consumers to purchase or exchange propane cylinders at various retail locations such as home centers, gas stations, mass merchandisers and grocery and convenience stores. In addition, our Cynch propane home delivery service was available in 24 cities as of September 30, 2023. We also supply retailers with large propane tanks to enable them to replenish customers’ propane cylinders directly at the retailers’ locations.

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

During Fiscal 2023, we made technology and other investments to promote the safety of our employees and the communities we serve. For example, we continued (i) installing cameras in our delivery and service vehicles to facilitate in-cab coaching capabilities, among other functionality, and (ii) installing fall protection towers on rail terminals that are designed to prevent employees from falling during the process of offloading propane into bulk storage.

Propane Supply and Storage

The U.S. propane market has approximately 190 domestic and international sources of supply, including the spot market. Supplies of propane from AmeriGas Propane’s sources historically have been readily available. In recent years, certain geographies experienced varying levels of reduced propane availability as a result of transportation issues within the supply chain. In response to these supply and transportation challenges, AmeriGas Propane utilized a combination of increased regional storage as well as rail and transport supply from different origins to offset localized supply/demand imbalances.

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

During Fiscal 2023, approximately 97% of AmeriGas Propane’s propane supply was purchased under supply agreements with terms of one to three years. Although no assurance can be given that supplies of propane will be readily available in the future, management currently expects to be able to secure adequate supplies during Fiscal 2024. If supply from major sources were interrupted, however, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, margins could be adversely affected. In Fiscal 2023, AmeriGas Propane derived approximately 14% of its propane supply from Enterprise Products Operating LLC and approximately 11% of its propane supply from Targa Liquids Marketing and Trade LLC. No other single supplier provided more than 10% of AmeriGas Propane’s total propane supply in Fiscal 2023. In certain geographic areas, however, a single supplier provides more than 50% of AmeriGas Propane’s requirements. Disruptions in supply in these areas could also have an adverse impact on AmeriGas Propane’s margins.

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
Average Propane Spot Market Prices

General Industry Information

Propane is separated from crude oil during the refining process and also extracted from natural gas or oil wellhead gas at processing plants. Propane is normally transported and stored in a liquid state under moderate pressure or refrigeration for economy and ease of handling in shipping and distribution. When the pressure is released or the temperature is increased, it is usable as a flammable gas. Propane is colorless and odorless; an odorant is added to allow for its detection. Propane is considered a clean alternative fuel under the Clean Air Act Amendments of 1990.

Competition

Propane competes with other sources of energy, some of which are less costly for equivalent energy value. Propane distributors compete for customers with suppliers of electricity, fuel oil and natural gas, principally on the basis of price, service, availability and portability. Electricity is generally more expensive than propane on a Btu equivalent basis, but the convenience and efficiency of electricity make it an attractive energy source for consumers and developers of new homes. Fuel oil, which is also a major competitor of propane, is a less environmentally attractive energy source. Furnaces and appliances that burn propane will not operate on fuel oil, and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Natural gas is generally a significantly less expensive source of energy than propane, although in areas where natural gas is available, propane is used for certain industrial and commercial applications and as a standby fuel during interruptions in natural gas service. The gradual expansion of the nation’s natural gas distribution systems has resulted in the availability of natural gas in some areas that previously depended upon propane. However, natural gas pipelines are not present in many areas of the country where propane is sold for heating and cooking purposes.

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

Retail propane industry volumes have been flat for several years and no or modest growth in total demand is foreseen in the next several years. Therefore, AmeriGas Propane’s ability to grow within the industry is dependent on the success of its sales and marketing programs designed to attract and retain customers, the success of business transformation initiatives, its ability to achieve internal growth, which includes the continuation of ACE, Cynch and National Accounts (through which multi-location propane users enter into a single AmeriGas Propane supply agreement rather than agreements with multiple suppliers), and its ability to acquire other retail distributors. The failure of AmeriGas Propane to retain and grow its customer base would have an adverse effect on its long-term results.

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

In Fiscal 2023, AmeriGas Propane’s retail propane sales totaled approximately 820 million gallons. Based on the most recent annual survey by the Propane Education & Research Council, 2022 domestic retail propane sales (annual sales for other than chemical uses) in the U.S. totaled approximately 9.8 billion gallons. Based on LP-GAS magazine rankings, 2022 sales volume of the ten largest propane distribution companies (including AmeriGas Propane) represented approximately 32% of domestic retail propane sales.

Properties

As of September 30, 2023, AmeriGas Propane owned approximately 87% of its nearly 525 local offices throughout the country. The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2023, the Partnership operated a transportation fleet with the following assets:

Approximate Quantity & Equipment Type		% Owned	% Leased
850	Trailers	66%	34%
320	Tractors	1%	99%
650	Railroad tank cars	0%	100%
2,460	Bobtail trucks	4%	96%
285	Rack trucks	9%	91%
2,910	Service and delivery trucks	11%	89%

Other assets owned at September 30, 2023 included approximately 909,000 stationary storage tanks with typical capacities of more than 120 gallons, approximately 4.7 million portable propane cylinders with typical capacities of 1 to 120 gallons, 21 terminals and 11 transflow units.

Trade Names, Trade and Service Marks
AmeriGas Propane markets propane and other services principally under the “AmeriGas®,” “America’s Propane Company®,” and “Cynch®” trade names and related service marks. AmeriGas Propane owns, directly or indirectly, all the right, title and interest in the “AmeriGas” name and related trade and service marks. AmeriGas Polska Sp. z.o.o. has an exclusive, royalty-free license from AmeriGas Propane to use the “AmeriGas®” name and related service marks in Poland and Germany and with respect thereto on the Internet. The term of the license is in perpetuity.

Seasonality
Because many customers use propane for heating purposes, AmeriGas Propane’s retail sales volume is seasonal. During Fiscal 2023, approximately 63% of the Partnership’s retail sales volume occurred, and substantially all of AmeriGas Propane’s operating income was earned, during the peak heating season from October through March. As a result of this seasonality, revenues are typically higher in AmeriGas Propane’s first and second fiscal quarters (October 1 through March 31). Cash receipts are generally greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season. For more information on the risks associated with the seasonality of our business, see “Risk Factors - Our business is seasonal and decreases in the demand for our energy products and services because of warmer-than-normal heating season weather or unfavorable weather conditions may adversely affect our results of operations.”

Sales volume for AmeriGas Propane traditionally fluctuates from year-to-year in response to variations in weather, prices, competition, customer mix and other factors, such as conservation efforts and general economic conditions. For information on national weather statistics, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Government Regulation

AmeriGas Propane is subject to various federal, state and local environmental, health, data privacy, safety and transportation laws and regulations governing the storage, distribution and transportation of propane and the operation of bulk storage propane terminals.

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

Health and Safety

AmeriGas Propane is subject to the requirements of OSHA and comparable state laws that regulate the protection of the health and safety of our workers. These laws require the Partnership, among other things, to maintain information about materials utilized, stored, transported, or sold, in accordance with OSHA’s Hazard Communications Standard. Certain portions of this information must be provided to employees, federal and state and local governmental authorities, emergency responders, commercial and industrial customers and local citizens in accordance with the Environmental Protection Agency’s Emergency Planning and Community Right-to-Know Act requirements.

All states in which AmeriGas Propane operates have adopted fire and life safety codes that regulate the storage, distribution, and use of propane. In some states, these laws are administered by state agencies, and in others they are administered on a municipal level. AmeriGas Propane conducts training programs to help ensure that its operations comply with applicable governmental regulations. With respect to general operations, AmeriGas Propane is subject in all jurisdictions in which it operates to rules and procedures governing the safe handling of propane, including those established by National Fire Protection Association (“NFPA”) in the Liquefied Petroleum Gas Code (NFPA 58) and National Fuel Gas Code (NFPA 54), the International Code Council’s International Fuel Gas Code and International Fire Code, as well as various state and local codes. Management believes that the policies and procedures currently in effect at all of its facilities for the handling, storage, distribution and use of propane are consistent with industry standards and are in compliance, in all material respects, with applicable laws and regulations.

With respect to the transportation of propane, AmeriGas Propane is subject to regulations promulgated under federal legislation, including the Federal Motor Carrier Safety Regulations and Pipeline Hazardous Materials Regulations which fall under the enforcement and supervision of the DOT, Pipeline Hazardous Materials Safety Administration, Federal Railroad Administration, Federal Motor Carrier Safety Administration, and the Federal Aviation Administration. AmeriGas Propane facilities and containers are equally regulated by these agencies regarding security standards as well as the Cybersecurity and Infrastructure Security Agency’s Chemical Facility Anti-Terrorism Standards. AmeriGas Propane’s programs related to the transportation and security of hazardous materials are regularly inspected and meet all applicable standards and regulations.

AmeriGas Propane maintains jurisdictional pipeline systems as defined by the Transportation of Natural and Other Gas by Pipeline: Minimum Federal Safety Standards as regulated by the Pipeline Hazardous Materials Safety Administration and multiple State Public Utility Commissions under the authority and authorization of the Pipeline Hazardous Materials Safety Administration. These pipeline safety regulations apply to, among other things, propane gas systems that supplies 10 or more residential customers or two or more commercial customers from a single source and to a propane gas system any portion of which is located in a public place. The DOT’s pipeline safety regulations require operators of all gas systems to provide operator qualification standards and training and written instructions for employees and third-party contractors working on covered pipelines and facilities, establish written procedures to minimize the hazards resulting from gas pipeline emergencies, and conduct and keep records of inspections and testing. Operators are subject to the Pipeline Safety Improvement Act of 2002. Management believes that the procedures currently in effect at all of AmeriGas Propane’s facilities for the handling, storage, transportation and distribution of propane are consistent with industry standards and are in compliance, in all material respects, with applicable laws and regulations.

Climate Change

There continues to be increased legislative and regulatory activity related to climate change and the contribution of GHG emissions, most notably carbon dioxide, to global warming. Because propane is considered a clean alternative fuel under the federal Clean Air Act Amendments of 1990, the Partnership believes this provides it with a competitive advantage over other sources of energy, such as fuel oil and coal. At the same time, however, increasing regulations of GHG emissions, especially in the transportation and building sectors, could restrict the use of fossil fuels and could impose significant additional costs on AmeriGas Propane, its suppliers, its vendors and its customers. There has been an increase in state initiatives aimed at regulating GHG emissions, including the California Low Carbon Fuel Standard, the Washington Cap and Invest Program and the New York Climate Leadership and Community Protection Act. Compliance with these types of regulations may increase our operating costs if we are unable to pass on these costs to our customers.

Employees

The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 2023, the General Partner had approximately 5,160 employees, including more than 100 part-time, seasonal and temporary employees, working on behalf of the Partnership. UGI also performs, and is reimbursed for, certain financial and administrative services on behalf of the Partnership and AmeriGas OLP.

UGI INTERNATIONAL

UGI International, through its subsidiaries and affiliates, conducts an LPG distribution business in 17 countries throughout Europe (Austria, Belgium, the Czech Republic, Denmark, Finland, France, Hungary, Italy, Luxembourg, the Netherlands, Norway, Poland, Romania, Slovakia, Sweden, Switzerland and the United Kingdom). Based on reported market volumes for 2022, which is the most recent information available, UGI International believes that it is the largest distributor of LPG in France, Austria, Belgium, Denmark and Luxembourg and one of the largest distributors of LPG in Norway, Poland, the Czech Republic, Slovakia, the Netherlands, Sweden and Switzerland.
During Fiscal 2023, we made significant progress on our strategic decision to exit the energy marketing business at UGI International. In Fiscal 2023, we divested of our energy marketing business in the United Kingdom and Belgium. On October 1, 2023, we divested substantially all of our energy marketing business in France. We also continue to make significant progress on the wind-down of our energy marketing business in the Netherlands.

Products, Services and Marketing
LPG Distribution Business
During Fiscal 2023, UGI International sold approximately 900 million gallons of LPG throughout Europe. UGI International operates under six distinct LPG brands, and its customer base primarily consists of residential, commercial, industrial, agricultural, wholesale and automobile fuel (“autogas”) customers that use LPG for space heating, cooking, water heating, motor fuel, leisure activities, crop drying, irrigation, construction, power generation, manufacturing and as an aerosol propellant. For Fiscal 2023, approximately 50% of UGI International’s LPG volume was sold to commercial and industrial customers, 15% was sold to residential, 9% was sold to agricultural and 26% was sold to wholesale and other customers (including autogas). UGI International supplies LPG to its customers in small, medium and large bulk tanks at their locations. In addition to bulk sales, UGI International sells LPG in cylinders through retail outlets, such as supermarkets, individually owned stores and gas stations and directly to businesses that operate LPG-powered forklifts. Sales of LPG are also made to service stations to fuel vehicles that run on LPG. UGI International’s Fiscal 2023 LPG sales were attributed to bulk, cylinder, wholesale and autogas. For Fiscal 2023, no single customer represented more than 5% of UGI International’s revenues.
Bulk
Approximately 62% of UGI International’s Fiscal 2023 LPG sales (based on volumes) were attributed to bulk customers. UGI International classifies its bulk customers as small, medium or large bulk, depending upon volume consumed annually at the customer locations. Based on volumes consumed, small bulk customers are primarily residential and small business users, such as restaurants, that use LPG mainly for heating and cooking. Medium bulk customers consist mainly of large residential housing developments, hospitals, hotels, municipalities, medium-sized industrial enterprises and poultry brooders. Large bulk customers include agricultural customers (including crop drying) and companies that use LPG in their industrial processes. UGI International had approximately 492,000 bulk LPG customers and sold 557 million gallons of bulk LPG during Fiscal 2023.
Cylinder
Approximately 15% of UGI International’s Fiscal 2023 LPG sales (based on volumes) were attributed to cylinder customers. UGI International sells LPG in both steel and composite cylinders and typically owns the cylinders in which the LPG is sold. The principal end-users of cylinders are residential customers who use LPG for domestic applications, such as cooking and heating. Non-residential uses include fuel for forklift trucks, road construction and welding. At September 30, 2023, UGI International had more than 20 million cylinders in circulation and sold approximately 137 million gallons of LPG in cylinders during Fiscal 2023. UGI International also delivers LPG to wholesale and retail customers in cylinders, including through the use of vending machines.
Wholesale, Autogas and Other Services
Approximately 19% of UGI International’s Fiscal 2023 LPG sales (based on volumes) were to wholesale customers (including small competitors and large industrial customers), and approximately 4% of Fiscal 2023 LPG sales (based on volumes) were to autogas customers. UGI International also provides logistics, storage and other services to third-party LPG distributors.

Energy Marketing Business
UGI sold its energy marketing business in the United Kingdom, France and Belgium and continues to make progress on the wind-down of its energy marketing business in the Netherlands. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview – Recent Developments.”

LPG Supply, Storage and Transportation
UGI International is typically party to term contracts, with approximately 45 different suppliers, including producers and international oil and gas trading companies, to meet LPG supply requirements throughout Europe. LPG supply is transported via rail and sea, and by road for shorter distances. Agreements are generally one-year terms with pricing based on internationally quoted market prices. Additionally, LPG is purchased on the European spot markets to manage supply needs. In certain geographic areas, such as the U.K. and Italy, a single supplier may provide nearly 50% or more of UGI International’s requirements. Because UGI International’s profitability is sensitive to changes in wholesale LPG costs, UGI International generally seeks to pass on increases in the cost of LPG to its customers. There can be no assurance, however, that UGI International will always be able to pass on product cost increases fully, or keep pace with such increases, particularly when product costs rise rapidly. Product cost increases can be triggered by periods of severe cold weather, supply interruptions, increases in the prices of base commodities such as crude oil and natural gas, or other unforeseen events.
The significant increase in European natural gas prices have resulted in refineries substituting a portion of their natural gas refinery fuels with LPG, leading to a decrease in some areas in the availability of LPG. In addition, gas processing plants supplying the United Kingdom and Norway markets are injecting LPG into the natural gas grid, decreasing the overall supply of LPG from the gas processing plants.

UGI International stores LPG at various storage facilities and terminals located across Europe and has interests in both primary storage facilities and secondary storage facilities. LPG stored in primary storage facilities is transported by rail and road to secondary storage facilities where LPG is loaded into cylinders or trucks equipped with tanks and then is delivered to customers. UGI International also manages an extensive logistics and transportation network and has access to seaborne import facilities.

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

Because many of UGI International’s customers use LPG for heating, sales volumes are affected principally by the severity of the temperatures during the heating season months and traditionally fluctuates from year-to-year in response to variations in weather, prices and other factors, such as conservation efforts and the economic environment. During Fiscal 2023, approximately 60% of UGI International’s retail sales volumes occurred during the peak heating season from October through March. As a result of this seasonality, revenues are typically higher in UGI International’s first and second fiscal quarters (October 1 through March 31). For historical information on weather statistics for UGI International, see ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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
Employees
At September 30, 2023, UGI International had approximately 2,500 employees.

MIDSTREAM & MARKETING

Retail Energy Marketing

Our retail energy marketing business is conducted through Energy Services and its subsidiaries, and sells natural gas, RNG, liquid fuels and electricity to nearly 11,500 residential, commercial, and industrial customers at approximately 41,000 locations. In Fiscal 2023, we (i) served customers in all or portions of Pennsylvania, New Jersey, Delaware, New York, Ohio, Maryland, Virginia, North Carolina, South Carolina, Massachusetts, New Hampshire, Rhode Island, California, and the District of Columbia, (ii) distributed natural gas through the use of the distribution systems of 47 local gas utilities, and (iii) supplied power to customers through the use of the transmission and distribution lines of 20 utility systems.

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

In addition, Energy Services sells LNG to customers for use by trucks, drilling rigs, other motor vehicles and facilities located off the natural gas grid. In Fiscal 2023, Energy Services sold LNG to Mountaineer under a WVPSC-approved contract. Further, in Fiscal 2023, our Midstream & Marketing segment also managed natural gas pipeline and storage contracts for utility company customers, including UGI Utilities.

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

A wholly owned subsidiary of Energy Services owns and operates underground natural gas storage and related high pressure pipeline facilities, which have FERC approval to sell storage services at market-based rates. The storage facilities are located in the Marcellus Shale region of north-central Pennsylvania and have a total storage capacity of 15 million dekatherms and a maximum daily withdrawal quantity of 224,000 dekatherms. In Fiscal 2023, Energy Services leased approximately 82% of the firm capacity at its underground natural gas facilities to third parties.

Gathering Systems and Pipelines

Energy Services operates the Auburn gathering system in the Marcellus Shale region of northeastern Pennsylvania with a total pipeline system capacity of 635,000 dekatherms per day. The gathering system delivers into both the Tennessee Gas and Transcontinental Gas pipelines and receives gas from Tennessee Gas Pipeline as part of a capacity lease with UGI Utilities. Energy Services also operates a 6.5-mile pipeline, known as the Union Dale pipeline, that gathers gas in Susquehanna County and has a capacity of 100,000 dekatherms per day. In addition, Energy Services owns and operates approximately 90 miles of natural gas gathering lines, dehydration and compression facilities, known as Texas Creek, Marshlands, and Ponderosa, located in Bradford, Tioga, Lycoming, Potter and Clinton Counties, Pennsylvania. The combined capacity of these three systems is more than 250,000 dekatherms per day.

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

In Fiscal 2021, a subsidiary of Energy Services entered into a joint venture with Stonehenge to acquire Pine Run Midstream, LLC. Energy Services owns approximately 49% of the Pine Run Midstream joint venture with Stonehenge, and Stonehenge operates the system. The system is currently comprised of approximately 46 miles of pipeline, 40,830 HP of installed compression and dedicated production of 54,000 gross acres. The system is attached to another gathering system owned by Energy Services.

In January 2022, Energy Services acquired Stonehenge Appalachia, LLC from Stonehenge Energy Holdings, LLC and subsequently renamed the system UGI Moraine East. The system consists of approximately 48 miles of pipeline and associated compression assets.

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

Renewable Natural Gas

GHI, a wholly owned subsidiary of Energy Services, purchases gas produced from landfills and biodigesters and resells the gas to fleet operators in California. Environmental credits are generated through this process, which are then sold to various third parties for an additional revenue stream. See “Business Strategy – Investment in Renewable Energy” in this Item 1. and 2. Business and Properties for information on transactions Energy Services completed to further UGI’s foundation for growth within the renewable energy space.

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

Through our wholly owned subsidiary, GHI, Energy Services has the capability to source and deliver RNG to customers throughout the U.S. GHI currently delivers RNG to transportation fleets for utilization in their compressed natural gas and LNG fueled vehicles, resulting in the creation and monetization of California Low Carbon Fuel Standard credits and Renewable Fuel Standard Renewable Identification Number credits. GHI competes with other RNG marketers and brokers on the basis of price, customer service and reliability. Further, our Midstream & Marketing segment competes with other RNG project developers, which has recently become a more competitive environment. We compete to acquire the projects from the feedstock generators, which are typically farmers (for manure digesters) and landfill operators, including through offerings of joint venture ownership interests, feedstock payments and royalties. In addition, there has been significant consolidation over the past year with both agricultural and landfill RNG project owners/developers.

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

Our Midstream & Marketing’s electricity generation assets own electric generation facilities that are within the control area of PJM and are dispatched in accordance with a FERC-approved open access tariff and associated agreements administered by PJM. UGID is the entity designated for dispatching and financially settling all company owned generation and receives certain revenues collected by PJM, determined under an approved rate schedule.  Like Energy Services, UGID has a tariff on file with FERC pursuant to which it may make power sales to wholesale customers at market-based rates, and FERC has approved UGID’s market-based rate authority through 2023, with approval pending through 2026. UGID is also subject to FERC reporting requirements, market manipulation rules and other FERC enforcement and regulatory powers.

Employees

At September 30, 2023, Midstream & Marketing had approximately 380 employees.

UTILITIES

PA GAS UTILITY

PA Gas Utility consists of the regulated natural gas distribution business of our subsidiary, UGI Utilities. PA Gas Utility serves customers in eastern and central Pennsylvania and in portions of one Maryland county, and therefore is regulated by the PAPUC and, with respect to its customers in Maryland, the MDPSC.

Service Area; Revenue Analysis

PA Gas Utility provides natural gas distribution services to approximately 684,000 customers in certificated portions of 46 eastern and central Pennsylvania counties through its distribution system. Contemporary materials, such as plastic or coated steel, comprise approximately 93% of PA Gas Utility’s more than 12,600 miles of gas mains, with bare steel pipe comprising approximately 6% and cast iron pipe comprising approximately 1% of PA Gas Utility’s gas mains. In accordance with PA Gas Utility’s agreement with the PAPUC, PA Gas Utility will replace the cast iron portion of its gas mains by March 2027 and the bare steel portion of its gas mains by September 2041. Located in PA Gas Utility’s service area are major production centers for basic industries such as specialty metals, aluminum, glass, paper product manufacturing and several power generation facilities. PA Gas Utility also distributes natural gas to more than 550 customers in portions of one Maryland county.

System throughput (the total volume of gas sold to or transported for customers within PA Gas Utility’s distribution system) for Fiscal 2023 was approximately 324 Bcf. System sales of gas accounted for approximately 18% of system throughput, while gas transported for residential, commercial and industrial customers who bought their gas from others accounted for approximately 82% of system throughput.

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

Gas Supply Contracts

During Fiscal 2023, PA Gas Utility purchased approximately 78 Bcf of natural gas for sale to retail core-market customers (principally comprised of firm residential, commercial and industrial customers that purchase their gas from PA Gas Utility) and off-system sales customers. Approximately 96% of the volumes purchased were supplied under agreements with ten suppliers, with the remaining volumes supplied primarily by 30 producers and marketers. Gas supply contracts for PA Gas Utility vary in length by counterparty and type of supply. Typically, pipeline and storage contracts range from one to five years in length. PA Gas Utility also has long-term contracts with suppliers for natural gas peaking supply during the months of November through March.

Seasonality

Because many of its customers use natural gas for heating purposes, PA Gas Utility’s sales are seasonal. For Fiscal 2023, approximately 59% of PA Gas Utility’s sales volume was supplied, and approximately 90% of PA Gas Utility’s operating income was earned, during the peak heating season from October through March.

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

Approximately 74% of PA Gas Utility’s annual throughput volume for commercial and industrial customers includes customers at locations that afford them the opportunity of seeking transportation service directly from interstate pipelines, thereby bypassing PA Gas Utility. During Fiscal 2023, PA Gas Utility had 17 such customers, 15 of which have transportation contracts extending beyond Fiscal 2024. The majority of these customers are served under transportation contracts having three to 20-year terms and all are among the largest customers for PA Gas Utility in terms of annual volumes. No single customer represents, or is anticipated to represent, more than five percent of PA Gas Utility’s total revenues.

Outlook for Gas Service and Supply

PA Gas Utility anticipates having adequate pipeline capacity, peaking services and other sources of supply available to it to meet the full requirements of all firm customers on its system through Fiscal 2024. Supply mix is diversified, market priced and delivered pursuant to a number of long-term and short-term primary firm transportation and storage arrangements, including transportation contracts held by some of PA Gas Utility’s larger customers and natural gas suppliers serving customers on PA Gas Utility’s distribution system.

During Fiscal 2023, PA Gas Utility supplied transportation service to 11 electric generation facilities and 29 major co-generation facilities. PA Gas Utility continues to seek new residential, commercial and industrial customers for both firm and interruptible service. In Fiscal 2023, PA Gas Utility connected more than 1,460 new commercial and industrial customers. In the residential market sector, PA Gas Utility added more than 11,100 residential heating customers during Fiscal 2023. Approximately 56% of these customers converted to natural gas heating from other energy sources, mainly oil and electricity. New home construction and existing non-heating gas customers who added gas heating systems to replace other energy sources primarily accounted for the other residential heating connections in Fiscal 2023.

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

At September 30, 2023, PA Gas Utility had approximately 1,600 employees.

MOUNTAINEER

In September 2021, we completed the Mountaineer Acquisition, whereby Mountaineer Gas Company became an indirect, wholly owned subsidiary of UGI. Mountaineer provides a regulated natural gas distribution business to over 211,000 customers in 50 of West Virginia’s 55 counties. Mountaineer’s system is comprised of approximately 6,200 miles of distribution, transmission and gathering pipelines. Contemporary materials, such as plastic or coated steel, comprise approximately 76% of Mountaineer’s gas mains, with bare steel pipe comprising the remaining 24%.

As of September 30, 2023, Mountaineer’s customer base was approximately 90% residential, and 10% commercial and industrial customers, with throughput volumes consisting of approximately 25% residential, 33% commercial and 42% industrial and other. Because many of its customers use gas for heating purposes, Mountaineer’s sales are seasonal. For Fiscal 2023, approximately 60% of Mountaineer’s sales volume (including transport volumes) was supplied, and 142% of Mountaineer’s operating income was earned, during the peak heating season from October through March. No single customer represents, or is anticipated to represent, more than five percent of Mountaineer’s total revenues.

System throughput (the total volume of gas sold to or transported for customers within Mountaineer’s distribution system) for Fiscal 2023 was approximately 51 Bcf. Retail core-market sales of gas accounted for approximately 39% of system throughput, while gas transported for commercial and industrial customers who bought their gas from others accounted for approximately 61% of system throughput. Mountaineer anticipates having adequate pipeline capacity, peaking services and other sources of supply available to it to meet the full requirements of all firm customers on its system through Fiscal 2024.

Approximately 53% of Mountaineer’s annual throughput volume for commercial and industrial customers represents customers who are served under interruptible rates and are also in a location near an interstate pipeline. As of September 30, 2023, Mountaineer had 19 such customers, one of which has a transportation contract extending beyond September 30, 2024. The majority of these customers, including 10 of Mountaineer’s largest customers in terms of annual volumes, are served under evergreen transportation contracts having a 30- to 180-day termination notice.

Mountaineer meets its service requirements by utilizing a diverse mix of natural gas purchase contracts with marketers and producers, along with storage and transportation service contracts. During Fiscal 2023, Mountaineer purchased approximately 20 Bcf of natural gas for sale to retail core-market customers (principally comprised of firm- residential, commercial and industrial customers that purchase their gas from Mountaineer). Approximately 81% of the volume purchased was supplied under agreements with 10 suppliers, with the remaining volumes supplied by various producers and marketers. Gas supply contracts for Mountaineer are generally evergreen agreements with a 30-day termination notice.

At September 30, 2023, Mountaineer had approximately 480 employees.

ELECTRIC UTILITY

Electric Utility supplies electric service to approximately 62,700 customers in portions of Luzerne and Wyoming counties in northeastern Pennsylvania through a system consisting of over 2,600 miles of transmission and distribution lines and 14 substations. For Fiscal 2023, approximately 57% of sales volume came from residential customers, 32% from commercial customers and 11% from industrial and other customers. During Fiscal 2023, 12 retail electric generation suppliers provided energy for customers representing approximately 23% of Electric Utility’s sales volume.  At September 30, 2023, UGI Utilities’ electric utility operations had approximately 80 employees.

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

Act 11 of 2012 authorized the PAPUC to permit electric and gas distribution companies, between base rate cases and subject to certain conditions, to recover reasonable and prudent costs incurred to repair, improve or replace eligible property through a DSIC assessed to customers. Among other requirements, DSICs are subject to quarterly reconciliation of over-/under- collection and are capped at five percent of total customer charges absent a PAPUC-granted exception. In addition, Act 11 requires affected utilities to obtain approval of LTIIPs from the PAPUC. Act 11 also authorized electric and gas distribution companies to utilize a fully projected future test year when establishing rates in base rate cases before the PAPUC.

On August 21, 2019, PA Gas Utility filed a consolidated LTIIP designed for the 2020-2024 calendar years, during which PA Gas Utility projects spending is $1.265 billion on DSIC-eligible property. PA Gas Utility’s filing was approved by the PAPUC in an order entered December 19, 2019.

On September 15, 2022, the PAPUC issued a final order approving a settlement of a base rate proceeding by PA Gas Utility that permitted PA Gas Utility to implement a $49 million annual base distribution rate increase through a phased approach, with $38 million beginning October 29, 2022 and an additional $11 million beginning October 1, 2023. In accordance with the terms of the final order, PA Gas Utility will not be permitted to file a rate case prior to January 1, 2024. Also in accordance with the terms of the final order, PA Gas Utility implemented a weather normalization adjustment rider as a five-year pilot program beginning on November 1, 2022. Under this rider, customer billings for distribution services are adjusted monthly to reflect normal weather conditions where weather deviates more than three percent from normal. Additionally, under the terms of the final order, PA Gas Utility is authorized to implement a DSIC once its total property, plant and equipment less accumulated depreciation reached $3.368 billion. This threshold was achieved in September 2022 and PA Gas Utility implemented a new DSIC effective January 1, 2023.

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

Mountaineer makes routine filings with the WVPSC to reflect changes in the costs of purchased gas. These purchased gas costs are subject to rate recovery through a mechanism that provides dollar-for-dollar recovery of prudently incurred costs. Costs in excess of revenues that are expected to be recovered in future rates are deferred as regulatory assets; conversely, revenues in excess of costs are deferred as a regulatory liability. The PGA filings generally cover a prospective 12-month period. The WVPSC entered a procedural order on September 9, 2022, directing all gas utilities and other parties to file proposals to reduce or levelize the impact of high natural gas costs on utilities’ customers in the near term. Further, WVPSC issued orders issued on November 28, 2022 and December 1, 2022 that established interim purchased gas rates. In addition, for Mountaineer’s residential customers only, the WVPSC created a new monthly fixed charge of $11.08 to levelize the collection of the pipeline demand charges. The WVPSC issued a final order and a further final order on April 12, 2023 and April 14, 2023, respectively, which established final purchased gas rates, keeping in place the residential pipeline demand charge of $11.08 and permitted partial recovery of interest on the unrecovered balance that was deferred. In July 2023, Mountaineer filed a PGA case, and on October 5, 2023, an interim rate order was issued that established new reduced interim rates effective November 1, 2023. All parties were directed to file further information in their final substantive recommendations regarding whether to continue the residential pipeline demand charge or return to volumetric rate recovery. The final PGA rate order is not expected until the first quarter of 2024.

As permitted by West Virginia law, the WVPSC has also approved a standalone cost recovery rider to recover specified costs and a return on infrastructure projects between general base rate cases in accordance with its IREP. Mountaineer makes an annual IREP filing, which is subject to an over/under-recovery mechanism similar to purchased gas costs. In December 2022, the WVPSC issued a final order approving a settlement in Mountaineer’s 2023 IREP filing, resulting in an increase of $5.4 million effective January 1, 2023. In July 2023, Mountaineer submitted its annual IREP filing to the WVPSC requesting a revenue increase of $6.5 million effective January 1, 2024, based on the forecasted 2024 calendar year IREP-eligible capital investments of $67.0 million and recovery of eligible costs. An order from the WVPSC is expected in December 2023.

Mountaineer filed a base rate proceeding on March 6, 2023. By statute, the WVPSC suspended the rate increase until December 31, 2023. On October 6, 2023, Mountaineer filed a joint stipulation and agreement for settlement of the base rate case, which included a net revenue increase of approximately $13.9 million, which is expected to result in an overall increase in total revenues of 4.16%. An order from the Commission is expected in December and new rates will take effect on January 1, 2024.

Electric Utility

Electric Utility is permitted to recover prudently incurred electricity costs, including costs to obtain supply to meet its customers’ energy requirements, pursuant to a supply plan filed with and approved by the PAPUC. Electric Utility distributes electricity that it purchases from wholesale markets and electricity that customers purchase from other suppliers.

On January 27, 2023, Electric Utility filed for a base rate increase with the PAPUC. On July 14, 2023, Electric Utility filed a joint petition for settlement of the rate case, which included a revenue increase of approximately $8.5 million. In an order dated September 21, 2023, the PAPUC approved the settlement and authorized the increased rate to become effective October 1, 2023.

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

With the implementation of new base rates on October 1, 2023 pursuant to the PAPUC’s September 21, 2023 order in the 2023 Electric Utility base rate case, Electric Utility’s DSIC-eligible plant associated revenue requirement was rolled into Electric Utility’s base rates. The final order issued by the PAPUC approved the settlement of the base rate proceeding and authorized Electric Utility to implement a new DSIC surcharge once Electric Utility’s total gross plant balance exceeds $275 million.
Utility Franchises

PA Gas Utility and Electric Utility hold certificates of public convenience issued by the PAPUC and certain “grandfather rights” predating the adoption of the Pennsylvania Public Utility Code and its predecessor statutes, which authorize it to carry on its business in the territories in which it renders gas service. Under applicable Pennsylvania law, PA Gas Utility and Electric Utility also have certain rights of eminent domain as well as the right to maintain their facilities in public streets and highways in their respective territories.

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

BUSINESS SEGMENT INFORMATION

The table stating the amounts of revenues, operating income and identifiable assets attributable to each of UGI’s reportable business segments, and to information regarding the geographic areas in which we operate, for Fiscal 2023, Fiscal 2022 and Fiscal 2021 appears in Note 22 to Consolidated Financial Statements included in Item 15 of this Report and is incorporated herein by reference.

EMPLOYEES

At September 30, 2023, UGI and its subsidiaries had approximately 10,500 employees.

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

Workplace Safety

We are committed to maintaining an effective safety culture and stressing the importance of our employees’ role in identifying, mitigating and reporting safety risks. We believe that the achievement of superior safety performance is both an important short- and long-term strategic initiative in managing our operations. In this regard, our policies and operational practices promote a culture where all levels of employees are responsible for safety. Safety is generally included as a component of the annual bonus calculation for executives and non-executives, reinforcing our commitment to safety across our organization. For more details as to how we integrate safety performance into our core business activities, please refer to our Health, Safety, Security and the Environment (“HSSE”) Policy, which is available on our website under “Company - Company Policies - HSSE Policy.”

UGI’s Board of Directors oversees safety efforts primarily through its Safety, Environmental, and Regulatory Compliance (“SERC”) Committee, which is responsible for the governance and oversight of health and safety matters at the Company, including compliance with applicable laws and regulations. The SERC Committee oversees the Company’s practices and policies focused on protecting the health and safety of our employees, contractors, customers, the communities we serve, and the environment. Additionally, our senior management team is actively engaged in our safety programs and conducts regular reviews of safety performance metrics. These metrics are presented quarterly to the SERC Committee for review and consideration. In addition, each of our business units has a safety team that is responsible for overseeing the safety of our operations, reinforcing our values, and enhancing our safety culture within such business units. As part of our commitment to continuously improve our safety performance, UGI has implemented robust training programs that enable field employees to safely execute their job responsibilities. Our safety programs are required to comply with both OSHA and industry-specific regulations.

Diversity Strategy

Diversity as Part of Our Company Culture

We believe that, by fostering an environment that exemplifies our core value of respect, we gain, as a Company, unique perspectives, backgrounds and varying experiences to ensure our continued long-term success. Belonging, inclusion, diversity and equity are essential to our success, and we respect and value all employees.

In alignment with our efforts to promote diversity and inclusion, our Belonging, Inclusion, Diversity and Equity (“BIDE”) Initiative provides the organizational blueprint for achieving greater diversity and promoting respect for uniqueness of individuals and cultures and inclusion of the varied perspectives they provide. We believe the BIDE Initiative helps align our core values (safety, integrity, respect, sustainability, reliability, and excellence) with our leadership’s actions and our employees’ work environment. The BIDE Initiative embodies and promotes internal policies with respect to setting expectations relating to our work environment, including our Code of Business Conduct and Ethics and our Anti-Harassment/Anti-Discrimination, and Human Rights policies. As part of the BIDE Initiative, we have partnerships with numerous organizations that support underrepresented populations.

UGI also supports diverse segments of our workforce through employee resource groups. Employee resource groups are a key component of the BIDE Initiative. These groups are open to all employees and allow them to learn from a cultural perspective and support their colleagues through allyship. UGI’s employee resource groups include the Black Organizational Leadership and Development (“BOLD”) resource group, the Women’s Impact Network (“WIN”), and the Veteran Employee Team (“VET”).

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

Diversity in Our Leadership

We believe that diversity in our Board of Directors is critical for effective governance. In assessing the Board of Directors’ composition, the Board of Directors and its Corporate Governance Committee ensure that our Board of Directors and its standing committees have the appropriate qualifications, skills, experience and characteristics, including diversity of perspectives, to support our business. In assessing director candidates, the Board of Directors and Corporate Governance Committee consider a number of qualifications, including independence, knowledge, judgment, character, leadership skills, education, experience, financial literacy, standing in the community and diversity of backgrounds and views, including, but not limited to, gender, race, ethnicity and national origin. The Board of Directors and Corporate Governance Committee look to complement the Board of Directors’ existing strengths, recognizing that diversity is a critical element to enhancing Board effectiveness. Our Board of Directors is currently comprised of 10 directors, of which three are female, two are racially diverse and one identifies as LGBTQ+.

Similarly, we believe diversity of management is crucial to position our business for continued success. UGI ensures that diverse candidates are considered for all leadership positions and is committed to considering all qualified applicants in our hiring process.

As part of our continued commitment to enhancing opportunities for diversity in our workforce, in Fiscal 2023 all executives had a diversity and inclusion component in their annual bonus plan. The executive team was evaluated on the effectiveness of the Company’s development and implementation of a multi-dimensional strategy to deepen and improve the Company’s commitment to diversity and inclusion, supporting the Company’s BIDE Initiative and establishing a roadmap to achieve excellence in diversity and inclusion and branding UGI as an employer of choice for diverse candidates.

Diversity in Our Workforce

UGI strives for diverse representation at all levels of our business. We annually publish our workforce demographics (which reflects our EEO-1 reporting data) in our sustainability reports. We believe that by publicly disclosing our workforce demographics, we increase transparency in the composition of our workforce as well as facilitate accountability in ensuring that diverse candidates are actively considered for roles throughout the organization.

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

UGI has committed to a sponsorship role with the Human Library for the creation of a digital learning platform that will expand the reach of the Human Library’s diversity experiences across the globe. UGI began working with the Human Library in Fiscal 2020 to provide diversity and inclusion education for its leadership development, supervisor training and new hire onboarding programs. Many of our employees participated in the Human Library “reader sessions” over the past few years.

Talent Development and Support

Maintaining a robust pipeline of talent is crucial to UGI’s ongoing success and is a key aspect of succession planning efforts across the organization. Our leadership and human resources teams are responsible for attracting and retaining quality talent by supporting management in fostering an environment where employees feel supported and encouraged in their professional and personal development. Competition for attracting and retaining talent has increased in recent years. UGI understands this challenge and the importance of maintaining competitive compensation and benefits as well as providing appropriate training that enables growth, developmental opportunities and multiple career paths within our Company. We commit to investing in our employees through training and development programs, including mentorship, manager trainings, and leadership development programs, as well as through tuition reimbursement to promote continued professional growth. For example, UGI Global Leadership Summit is an enterprise leadership development program for high potential leaders identified for future executive roles. Rooted in research of what skills executives need most, our potential leaders learn and practice skills such as learning agility, strategic thinking, adaptability intelligence, advanced emotional intelligence and leadership presence. In addition, potential leaders engage directly with business unit leaders and executives, gaining a broader sense of UGI and the stakeholders it serves. In addition, in Fiscal 2023, UGI launched Lifecycle Leadership, which is an enterprise wide leadership development initiative providing development to all levels of leaders, including three programs: (1) People Leaders Program, for managers at all levels of the company, (2) Experienced Managers Program, for managers with three or more years of experience, and (3) Managers of Managers Program, for managers who manage two or more teams. Through our Lifecycle Leadership initiatives, our leaders complete a variety of assessments and practice strategic and tactical skills such as effective communication, time management, delegation, employee development, conflict resolution, budgeting and finance, and unconscious bias, among other skills needed for success as a leader.

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

Risks Relating to the Demand for Our Products and Services and Our Ability to Grow Our Customer Base

Our business is seasonal and decreases in the demand for our energy products and services because of warmer-than-normal heating season weather or unfavorable weather conditions may adversely affect our results of operations. Because many of our customers rely on our energy products and services to heat their homes and businesses our results of operations are adversely affected by warmer-than-normal heating season weather. Weather conditions have a significant impact on the demand for our energy products and services for both heating and agricultural purposes. Accordingly, the volume of our energy products sold is at its highest during the peak heating season of October through March and is directly affected by the severity of the winter weather. For example, historically, approximately 60% to 70% of AmeriGas Propane’s annual retail propane volume, 60% of UGI International’s annual retail LPG volume, 55% to 65% of Energy Services’ retail natural gas volume and 60% of PA Gas Utility’s natural gas throughput (the total volume of gas sold to or transported for customers within our distribution system) has typically been sold during these months. There can be no assurance that normal winter weather in our market areas will occur in the future.

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

The potential effects of climate change may affect our business, operations, supply chain and customers, which could adversely impact our financial condition and results of operations. Shifts and fluctuations in weather patterns and other environmental conditions, including temperature and precipitation levels, may affect consumer demand for our energy products and services. In addition, the potential physical effects of climate change, such as increased frequency and severity of storms, floods, fires and other climatic events, could disrupt our operations and supply chain, and cause us to incur significant costs in preparing for or responding to these effects. These or other meteorological changes could lead to increased operating costs, capital expenses or supply costs. Our commercial and residential customers may also experience the potential physical impacts of climate change and may incur significant costs in preparing for or responding to these efforts, including increasing the mix and resiliency of their energy solutions and supply, which may adversely impact their ability to pay for our products and services or decrease demand for our products and services. The impact of any one or all of the foregoing factors may adversely affect our financial condition and results of operations.

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

Our potential to increase revenues may be affected by the decline in retail volumes of LPG and our ability to retain and grow our customer base. The retail LPG distribution industry in the U.S. and many of the European countries in which we operate is mature and has experienced either no or modest growth (or decline) the past few years, and we do not expect significant changes to total demand in the near future. Accordingly, we expect that year-to-year industry volumes will be principally affected by weather patterns. Therefore, our ability to grow within the LPG industry is dependent on our ability to acquire other retail distributors and to achieve internal growth, which includes the continuation of the ACE, Cynch and National Accounts programs in the U.S. and expansion in Europe, as well as the success of our sales and marketing programs designed to attract and retain customers. Any failure to retain and grow our customer base and successfully acquire other distributors would have an adverse impact on our results.

Our ability to successfully execute on strategic initiatives and achieve our long-term goals may be adversely affected if we are not successful in identifying and completing strategic transactions and investments, or if we are unable to realize the anticipated benefits from such strategic transactions and investments. As part of our business strategy, we have pursued, and may continue to pursue, acquisitions, joint ventures, partnerships, divestitures, dispositions, and other strategic transactions and relationships with third parties. We have grown the Company through investments in the U.S. and in international markets, and have expanded our presence in the renewable energy industry. We may choose to finance any future investments with debt, equity, cash or a combination of the three. We can give no assurances that we will find attractive investment opportunities in the future (including renewable energy opportunities), that we will be able to complete and finance these transactions on economically acceptable terms, that any investments and related transactions will not be dilutive to earnings or that any additional debt incurred to finance such investment will not affect our ability to pay dividends. Moreover, certain investments and acquisitions in the U.S. and Europe may require merger control filings with the Federal Trade Commission and the European Commission, as applicable, and commitments (such as agreements not to compete for certain businesses) or divestments of assets may be required to obtain clearance. Such commitments or divestments may adversely influence the overall economics and risk profile of the contemplated transaction.

To the extent we are successful in executing these transactions, such transactions involve a number of risks. These risks include, but are not limited to, the assumption of material liabilities, including environmental liabilities, the diversion of management’s attention from the management of daily operations to the integration of acquired operations, difficulties in the assimilation and retention of employees and difficulties in the assimilation of different cultures and practices and internal controls, challenges with consolidating the operations of acquired companies into our own, as well as in the assimilation of broad and geographically dispersed personnel and operations. We also may experience integration difficulties, including in implementing new systems and processes and with integrating systems and processes of companies with complex operations, which can result in inconsistencies in standards, controls, procedures and policies and may increase the risk that our internal controls are found to be ineffective. Future investments could also result in, among other things, the failure to identify material issues during due diligence, the risk of overpaying for assets, unanticipated capital expenditures, the failure to maintain effective internal control over financial reporting, recording goodwill and other intangible assets at values that ultimately may be subject to impairment charges and fluctuations in quarterly results. There can also be no assurance that our past and future investments, including our recent investments in renewable energy, will deliver the strategic, financial, operational and environmental benefits that we anticipate, nor can we be certain that strategic investments will remain available in the future.

Similarly, any divestitures or dispositions of assets have inherent risks, including the inability to find potential buyers upon favorable terms, expenses associated with a divestiture, the possibility that any anticipated sale will be delayed or will not occur, the potential impact on our cash flows and results of operations, the potential delay or failure to realize the perceived strategic or financial benefits of the divestment or disposition, difficulties in the separation of operations, services, information technology, products and personnel, potential loss of customers or employees, exposure to unanticipated liabilities, unexpected costs associated with such separation, diversion of management’s attention from other business concerns and potential post-closing claims for alleged breaches of related agreements, indemnification or other disputes. Further, any cost saving measures, restructurings and divestitures may result in workforce reduction and consolidation of our facilities. As a result of these actions, we may experience a loss of continuity, loss of accumulated knowledge, disruptions to our operations and inefficiency during transitional periods. These actions could also impact employee retention. In addition, we cannot be sure that these actions will be as successful in reducing our overall expenses as we expect or that we do not forego future business opportunities as a result of these actions.

The failure to successfully identify, complete, implement and manage business combinations, acquisitions, divestitures and investments intended to advance our business strategy could have an adverse impact on our business, cash flows, financial condition and results of operations.

Further, our long-term goal to grow our earnings per share is driven by disciplined investments and is impacted by, among other things, our ability to increase investments in our regulated utilities businesses and generate significant fee-based income in our Midstream and Marketing operations. Other factors, assumptions and beliefs of management and our Board regarding external factors, including the global economy and regulatory developments, on which our long-term goals were based may also prove to differ materially from actual future results. Accordingly, we may not achieve our stated long-term goals, or our stated long-term goals may be negatively revised, as a result of less than expected progress toward achieving these goals.

Energy efficiency and technology advances, as well as price induced customer conservation, may result in reduced demand for our energy products and services. The trend toward increased energy efficiency and technological advances, including installation of improved insulation and the development of more efficient boilers and increased consumer preference for alternative heating equipment installations, such as electric heat pumps, alongside concerted conservation measures, which have been exacerbated particularly in Europe by the evolving energy crisis, may reduce the demand for our energy products. Prices for LPG and natural gas are subject to volatile fluctuations as a result of changes in supply and demand as well as other market conditions and external factors. During periods of high energy commodity costs, our prices generally increase, which may lead to customer conservation and attrition. A reduction in demand could lower our revenues and, therefore, lower our net income and adversely affect our cash flows. In addition, federal, European and/or local regulators may offer energy conservation incentives or otherwise enact laws and regulations that may require mandatory conservation measures, which would reduce the demand for our energy products. In Europe, measures are underway to decarbonize the electric generation grid, as well as residential and commercial heating, in order to achieve EU climate change objectives, including a net zero goal by 2050. For example, in 2018 the EU revised the Energy Performance of Buildings Directive (the “EPBD”) with the goal to create a clear path towards a low and zero-emission and decarbonized building stock in the EU by 2050.  Updates to the EPBD continue to make their way through EU legislative approvals, which will establish stronger targets for management of new and existing building construction and integral heating systems that focus on low or zero carbon outcomes. For example, certain EU countries have adopted legislation mandating the replacement of existing fossil-fuel based heating systems with lower carbon solutions and requiring newly installed heating systems to operate with renewable energy sources. Over time, these various measures will impact fossil fuel consumption in Europe and the demand for our energy products. We cannot predict the materiality of the effect of future conservation measures or the effect that any technological advances in heating, conservation, energy generation or other devices might have on our operations.

Our operations may be adversely affected by competition from other energy sources. Our energy products and services face competition from other energy sources, some of which are less costly for equivalent energy value. In addition, we cannot predict the effect that the development of alternative energy sources might have on our operations.

Our LPG distribution businesses compete for customers against suppliers of electricity, fuel oil and natural gas. Electricity is a major competitor of LPG but is generally more expensive than LPG on a Btu equivalent basis for space heating, water heating and cooking. However, in Europe and elsewhere, climate change policies favoring electricity from renewable energy sources or the use of electric-powered equipment, such as heat pumps in heating applications, may cause changes in current relative price relationships. Moreover, notwithstanding cost or regulatory mandates or incentives, the convenience and efficiency of electricity make it an attractive energy source for consumers and developers of new homes. Fuel oil, which is a major competitor to propane, is a less environmentally attractive energy source. Furnaces and appliances that burn LPG must be upgraded to run on fuel oil and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Our customers generally have an incentive to switch to fuel oil only if fuel oil becomes significantly less expensive than LPG, and in multiple countries, the risk of conversion to fuel oil is diminishing due to regulations that prevent or disfavor the installation and/or use of fuel oil boilers or fuel oil for heating applications. The gradual expansion of natural gas distribution systems in our service areas may continue to result in the availability of natural gas in some areas that previously depended upon LPG resulting in lower demand for LPG.

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

Risks Relating to Our Business Operations, Including Internal and External Factors that May Impact Our Operational Continuity

Our review of potential strategic alternatives may not result in the approval or completion of any specific transaction or outcome, and the process of reviewing strategic alternatives or the outcome could adversely affect our business, financial condition, operations and stock price. In August 2023, we announced that our Board of Directors initiated a process to evaluate potential strategic alternatives, including cost optimization initiatives, with the intent to unlock and maximize shareholder value. Our Board has not yet established a timeline for completion of the strategic review process, and there is no assurance that the process will result in the approval or completion of any specific transaction or outcome. We are actively working with financial and legal advisors in connection with our review of potential strategic alternatives.

Any potential transaction or other strategic alternative would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, regulatory approvals, and the availability of financing for a potential transaction on reasonable terms. The process of reviewing potential strategic alternatives, including optimization of our cost structure, is time consuming, may divert the attention of our Board and management from core business operations, and may be distracting and disruptive to our business operations and long-term planning, which may cause concern to our current or potential customers, employees, investors, strategic partners and other stakeholders, and may have a material impact on our business and operating results or our internal controls and procedures, or result in increased volatility in our share price. We may incur substantial expenses associated with identifying, evaluating and negotiating potential strategic alternatives. There can be no assurance that any potential transaction or other strategic alternative, if consummated, will provide greater value to our shareholders than that reflected in the current price of our common stock. Additionally, the outcome of the strategic review may adversely impact our business, cash flows, operations, financial condition and stock price. Until the review process is concluded or developments on the progress of the strategic review are disclosed, perceived uncertainties related to our future may result in the loss of potential business opportunities, volatility in the market price of our common stock, and difficulty attracting and retaining qualified employees and business partners. Similarly, activist investors may engage in proxy solicitations or advance shareholder proposals, or otherwise attempt to affect changes and assert influence on our Board of Directors and management, which could negatively impact our business and operations and cause a distraction to our Board, management and employees.

Our information technology systems and those of our third-party vendors have been the target of cybersecurity attacks in the past. If we are unable to protect our information technology systems against future service interruption, misappropriation of data, or breaches of security resulting from cybersecurity attacks or other events, or if we encounter other unforeseen difficulties in the design, implementation or operation of our information technology systems, or if our third-party vendors or service providers experience compromises to their information technology systems, our operations could be disrupted, our business and reputation may suffer, and our internal controls could be adversely affected. In the ordinary course of business, we rely on information technology systems, including the Internet and third-party hosted services, to support a variety of business processes and activities and to store sensitive data, including (i) intellectual property, (ii) our proprietary business information and that of our suppliers and business partners, (iii) personally identifiable information of our customers and employees, and (iv) data with respect to invoicing and the collection of payments, accounting, procurement, and supply chain activities. In addition, we rely on our information technology systems to process financial information and results of operations for internal reporting purposes and to comply with financial reporting, legal, and tax requirements.

Cybersecurity incidents have recently increased in both frequency and magnitude and have involved malicious software and attempts to gain unauthorized access to data and systems, including ransomware attacks where a target’s access to its information systems is blocked until a ransom has been paid. The White House and various regulators, including the SEC, have accordingly increased their focus on companies’ cybersecurity vulnerabilities and risks. Despite our security measures, our technologies, systems, and networks have been and may continue to be the target of cybersecurity attacks or information security breaches that could result in the unauthorized release, misuse, loss or destruction of proprietary and other information, or other disruption of our business operations. Due to increasingly sophisticated threat actors, we may be unable to detect, identify or prevent attacks, and even if detected, we may be unable to adequately stop, investigate or remediate our systems given the tools and techniques being used by threat actors to circumvent controls and to remove or obfuscate forensic evidence. Attacks and incidents may also occur due to malfeasance by employees or contractors, as well as human error as in the case of social engineering and phishing campaigns. A number of our employees currently work remotely full-time or on a hybrid basis; as a result, our cybersecurity program may be less effective and information technology security may be less robust for those employees. Similarly, our third-party vendors or service providers have been impacted by cybersecurity attacks and incidents and are subject to many, if not all, of the same risks and disruptions as described above. A loss of our information technology systems, or temporary interruptions in the operation of our information technology systems, or those of our third-party vendors or service providers, or any other misappropriation of data, or breaches of security could lead to investigations and fines or penalties, litigation, increased costs for compliance and for remediation or rebuilding of our systems, and could have a material adverse effect on our business, financial condition, results of operations, and reputation. In addition, an attack could provide an intruder with the ability to control or alter our pipeline operations. Such an act could result in critical pipeline failures.

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

Moreover, as cybersecurity incidents increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as adequate for our operations, including the agreement to certain indemnification provisions by our insurance providers.

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
•disagreements and disputes with our employees represented by a works council or union;
•strikes and work stoppages by the employees of the Company or our suppliers and vendors;
•fluctuations in currency exchange rates, particularly the euro, which can affect demand for our products, increase our costs and adversely affect our profitability and reported results;
•new or revised regulatory requirements, including European competition and carbon emission reduction laws, that may adversely affect the terms of contracts with customers, including with respect to exclusive supply rights and usage restrictions, and stricter regulations applicable to the storage and handling of LPG;
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

The European energy crisis may create LPG commodity supply challenges and could negatively impact our business results. The geopolitical situation in Europe during 2022 led to a sharp decrease in natural gas imports from Russia to Europe. This decrease resulted in a significant increase in natural gas prices in Europe. Although the natural gas prices have declined from the unprecedented highs of 2022, in response to the significant price increases experienced, refineries still see an incentive to, and are substituting a portion of their natural gas refinery fuels with, LPG leading to a decrease in the availability of inland LPG as well as higher LPG costs. In addition, gas processing plants supplying the United Kingdom and Norway markets are injecting LPG into the natural gas grid, decreasing the overall supply of LPG from the gas processing plants. In this context, LPG supply patterns are substantially changing with increased reliance on sea-imports and land logistics.

We anticipate that the European energy crisis and the corresponding response by refineries and gas processing plants will continue in Fiscal 2024, leading to continued commodity supply challenges in some markets, higher commodity costs that may not be able to be absorbed by our customers, particularly in the Nordic countries and our Eastern European markets, and lower consumption by our customers, among other impacts, which could have a material adverse impact on our earnings, cash flows and overall financial condition.

Economic and geopolitical instability, including as a result of acts of war, have had, and could continue to have, an adverse effect on our operating results, financial condition, and cash flows. In late February 2022, Russian military forces launched significant military action against Ukraine, which has continued through the date of this Report. We do not have operations in Russia or Ukraine. Nevertheless, the outbreak of war between Russia and Ukraine and the resulting sanctions by U.S. and European governments, together with any additional future sanctions by them, could have a larger impact that expands into other geographies where we do business, including our supply chain, business partners and customers in those markets, which could result in lost sales, supply shortages, commodity price fluctuations, increased costs, transportation logistics challenges, customer credit and liquidity issues, and lost efficiencies. The acceleration of a global energy crisis, including as a result of restrictions on Russia’s energy exports, could similarly impact the geographies where we do business. In addition, the U.S. and Europe have commenced certain trade actions as a result of the war between Russia and Ukraine. While significant uncertainty exists with respect to this matter, the war between Russia and Ukraine and its broader impacts, including any increased trade barriers or restrictions on global trade imposed by the U.S. or Europe, or further trade measures taken by Russia or other countries in response, could have a material impact on our operating results, financial condition and cash flows.

Our energy marketing business in Europe may continue to be disrupted by extreme prices and volatility in the natural gas and power markets in Europe, which have resulted in, and may continue to result in, a material negative impact on our financial results. Our natural gas and power marketing businesses have traditionally relied upon relative pricing and periods of market stability. Since the end of 2021, the European energy markets have been in an unprecedented state of volatility. The war between Russia and Ukraine and the resulting substantial reduction of natural gas imports from Russia to Europe have led to significant uncertainty in supply, including price volatility of both wholesale gas and power, and have created new risks that we have experienced and expect to continue to experience within our European energy marketing business. These risks include: (i) the ability to economically support the traditional fixed price and full requirement contracts of customers due to the significant increased cost to adjust for shifting volumes due to excess or shortage of consumption expectations; (ii) the ability to service typical portfolio needs with standard trading activities due to the limitations on purchasing cost effective services in the market; (iii) the ability to pass increased and volume deviation costs, including balancing costs, onto customers due, among other things, to timing, regulatory and contractual constraints, (iv) the ability to maintain sourcing services to customers due to the margining and liquidity constraints as well as maximum trading limits implemented by both clearing banks and wholesale counterparties on energy suppliers, and (v) the ability to economically support fixed and variable price products while offering competitive services in the market. As a result, UGI considered all scenarios with respect to the future of its energy marketing business in Europe and decided to exit this market. UGI sold its energy marketing businesses in the United Kingdom, France and Belgium and UGI continues to make progress on the wind-down of its energy marketing business in the Netherlands. The risks identified with respect to our energy marketing business in Europe have resulted in and may continue to have a material negative impact on our financial results.

Risks Relating to Our Supply Chain and Our Ability to Obtain Adequate Quantities of LPG

We are dependent on our principal LPG suppliers, which increases the risks from an interruption in supply and transportation. During Fiscal 2023, AmeriGas Propane purchased approximately 85% of its propane needs from 20 suppliers. If supplies from these sources were interrupted, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our earnings could be affected. Additionally, in certain geographic areas, a single supplier provides more than 50% of AmeriGas Propane’s propane requirements. Disruptions in supply in these geographic areas could also have an adverse impact on our earnings. Our international businesses are similarly dependent upon their LPG suppliers. For example, during Fiscal 2023, UGI International’s business in the United Kingdom purchased approximately 76% of its LPG needs from two suppliers and, in Italy, approximately 72% of its supply was sourced from two suppliers. If supplies from UGI International’s principal LPG sources are interrupted, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and our earnings could be adversely affected. There is no assurance that our international businesses will be able to continue to acquire sufficient supplies of LPG to meet demand at prices or within time periods that would allow them to remain competitive.

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

Our profitability is subject to LPG pricing and inventory risk. The retail LPG business is a “margin-based” business in which gross profits are dependent upon the excess of the sales price over LPG supply costs. LPG is a commodity, and, as such, its unit price is subject to fluctuations in response to changes in supply or other market conditions. We have no control over supplies, commodity prices or market conditions. Consequently, the unit price of the LPG that our subsidiaries and other distributors and marketers purchase can change rapidly over a short period of time. Most of our domestic LPG product supply contracts permit suppliers to charge posted prices at the time of delivery or negotiated prices based on the current industry index prices established at major U.S. storage points such as Mont Belvieu, Texas or Conway, Kansas. Most of our international LPG supply contracts are based on internationally quoted market prices. We also purchase a portion of our supplies in the spot market. Because our subsidiaries’ profitability is sensitive to changes in wholesale LPG supply costs, we will be adversely affected if we cannot pass on increases in the cost of LPG to our customers, or if there is a delay in passing on such cost increases. Due to competitive pricing in the industry, our subsidiaries may not fully be able to pass on product cost increases to our customers when product costs rise, or when our competitors do not raise their product prices in a timely manner. Finally, market volatility may cause our subsidiaries to sell LPG at less than the price at which they purchased it, which would adversely affect our operating results.

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

Moreover, inflation has been and continues to be an area of increasing economic concern, both domestically and internationally. Changes in the costs of providing our energy products and services, including price increases in equipment and materials as well as increases in labor and distribution costs, have negatively impacted, and may continue to negatively impact, our financial condition and results of operations and/or result in corresponding price increases for the energy products and services we offer our customers.

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

The enactment of proposed or future tax legislation may adversely impact our financial condition and results of operations. We continue to assess the impact of various U.S. federal, state, local and international legislative proposals that could result in a material increase to our U.S. federal, state, local and/or international taxes. We cannot predict what impact, if any, changes in federal policy, including tax policies, will have on our industry or whether any specific legislation will be enacted or the terms of any such legislation. However, if such proposals were to be enacted, or if modifications were to be made to certain existing regulations, the consequences could have a material adverse impact on us, including increasing our tax burden, increasing our cost of tax compliance or otherwise adversely affecting our financial position, results of operations, cash flows and liquidity. Changes in applicable U.S. or foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense and profitability. Such impact may also be affected positively or negatively by subsequent potential judicial interpretation or related regulation or legislation which cannot be predicted with certainty.

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

Changes in data privacy and data protection laws and regulations or any failure to comply with such laws and regulations, could adversely affect our business and financial results. As part of our operations, we collect, use, store and transfer the personal information and data of our employees as well as customer, vendor and supplier data in and across various jurisdictions. There has been increased public attention regarding the use of personal information and data transfers, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer and personal privacy. The laws in these areas continue to develop and the changing nature of data protection, information security and privacy laws in the U.S., the EU and elsewhere could impact our processing of the personal information and data of our employees, vendors, suppliers and customers, which could lead to increased operating costs. Existing and emerging laws and regulations are inconsistent across jurisdictions and are subject to evolving, differing, and sometimes conflicting interpretations. The EU adopted the GDPR, which expanded EU data protections, in certain circumstances, to companies outside of the EU processing data of EU residents, regardless of whether the processing occurs in the EU. Similarly, the State of California legislature passed the California Consumer Privacy Act of 2018 (the “CCPA”) and the California Privacy Rights Act (the “CPRA”), which, among other things, grant a number of rights to California residents with respect to their personal information, and require companies to make extensive disclosures to consumers about such companies’ data collection, use, and sharing practices and inform consumers of their personal information rights. In addition, the CPRA created a new state privacy regulator, which will likely result in greater regulatory activity and enforcement in the privacy area. Comprehensive privacy laws with some similarities to the CCPA and CPRA have been proposed or passed at the U.S. federal and state levels, such as the Virginia Consumer Data Protection Act (the “VCDPA”) and the Colorado Privacy Act (the “CPA”). Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data as well as requiring disclosures about these practices. We expect that there will continue to be new laws, regulations and industry standards concerning data privacy and data protection, including artificial intelligence, in the U.S., the EU and other jurisdictions, and we cannot yet determine the impact such laws, regulations, interpretations and standards may have on our business.

While we have invested significant time and resources in our GDPR and U.S. privacy law compliance program, emerging and changing data privacy and data protection requirements as well as other new and upcoming European and U.S. federal and state privacy and cybersecurity laws and industry standards may cause us to incur substantial fines, additional significant costs or require us to change our business practices. Any failure or perceived failure to comply may result in proceedings or actions against us by government entities or individuals, including class actions. Moreover, any inquiries or investigations, any other government actions or any actions by individuals may be costly to comply with, result in negative publicity, increase our operating costs, require significant management time and attention and subject us to remedies that may harm our business, including fines, demands or orders that we modify or cease existing business practices.

The provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), related regulations, and the rules adopted thereunder and other regulations, including the European Market Infrastructure Regulation (the “EMIR”), may have an adverse effect on our ability to use derivative instruments to hedge risks associated with our business. Our derivative hedging activities are subject to Title VII of the Dodd-Frank Act, which regulates the over-the-counter derivatives market and entities that participate in that market. The Dodd-Frank Act requires the CFTC and the federal banking regulators to implement the Dodd-Frank Act’s provisions through rulemaking, including rules regarding mandatory clearing, trade execution and margin requirements. We have and expect to continue to qualify for and rely upon an exception from mandatory clearing and trade execution requirements for swaps entered into by commercial end-users to hedge commercial risks. In addition to relief from the clearing mandate, we also expect to continue to qualify for an exception for non-financial end-users from the margin requirements on uncleared swaps. If we are not able to do so and have to post margin supporting our uncleared swaps in the future, our costs of entering into and maintaining swaps would be increased.

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

General Risks that May Impact Our Business and Our Shareholders

The inability to attract, develop, retain and engage key employees could adversely affect our ability to execute our strategic, operational and financial plans. We are dependent upon the continued service and contributions of our management and key technical and professional employees, as well as our ability to transfer the knowledge and expertise of our workforce to new employees as our employees retire or we otherwise experience employee turnover. In addition, the success of our operations depends on our ability to identify, attract and develop skilled and experienced key employees. There is increased competition for experienced management and technical and professional employees, which could increase the costs associated with identifying, attracting and retaining such individuals. We may not be able to attract, retain or engage key employees if our compensation and benefits program is not as robust as the compensation and benefits programs offered by other employers for similar roles. Further, a lack of employee engagement could lead to loss of productivity and increased employee burnout, turnover, absenteeism, safety incidents as well as decreased customer satisfaction. Additionally, uncertainty as a result of our ongoing review of strategic alternatives could negatively impact our ability to recruit and retain key employees. If we cannot identify, attract, develop, retain and engage management, technical and professional employees, along with other qualified employees, to support the various functions of our business, our operations and financial performance could be adversely impacted.

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

The risk of natural disasters, pandemics and catastrophic events, including acts of war and terrorism, may adversely affect the economy and the price and availability of LPG, other refined fuels and natural gas. Natural disasters, pandemics and catastrophic events, such as fires, earthquakes, explosions, floods, tornadoes, hurricanes, terrorist attacks, war (including conflict in the Middle East), political unrest and other similar occurrences, may adversely impact the demand for, price and availability of LPG (including propane), other refined fuels and natural gas, which could adversely impact our financial condition and results of operations, our ability to raise capital and our future growth. The impact that the foregoing may have on our industries in general, and on us in particular, is not known at this time. A natural disaster, pandemic or an act of war or terrorism could result in disruptions of crude oil or natural gas supplies and markets (the sources of LPG), cause price volatility in the cost of LPG, fuel oil and natural gas, and our infrastructure facilities could be directly or indirectly impacted. Additionally, if our means of supply transportation, such as rail, truck or pipeline, are delayed or temporarily unavailable due to a natural disaster, pandemic, war or terrorist activity, we may be unable to transport LPG and other refined fuels in a timely manner or at all. A lower level of economic activity could result in a decline in energy consumption, which could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of a natural disaster, pandemic, war or terrorism could also affect our ability to raise capital. We have opted to purchase insurance coverage for natural disasters and terrorist acts within our property and casualty insurance programs, but we can give no assurance that our insurance coverage would be adequate to fully compensate us for any losses to our business or property resulting from natural disasters or terrorist acts.

Our indebtedness may adversely affect our business, financial condition and operating results. Our debt agreements also contain covenants that restrict our operational flexibility. As of September 30, 2023, we had total indebtedness of approximately $7 billion. Our indebtedness could adversely affect our business, financial condition, operating results and operational flexibility by, among other things:

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

An impairment of our assets could adversely affect our financial condition and results of operations. We test goodwill, intangible, and other long-lived assets for impairment annually or whenever events or circumstances indicate impairment may have occurred. To the extent the value of goodwill or long-lived assets becomes impaired, the Company may be required to incur impairment charges that could have a material impact on our results of operations. The testing of assets for impairment requires us to make significant estimates about our future events, including our performance and projected cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including developments in the global economic environment, including the prospect of higher interest rates, developments in regulatory, industry and market conditions, changes in business operations, changes in competition or changes in technologies. Any changes in key assumptions, or actual performance compared with key assumptions, about our business and its future prospects could affect the fair value of one or more of our assets, which may result in an impairment charge. We have incurred and may continue to incur impairment charges on certain of our assets that could have a material impact on our results of operations.

Our holding company structure could limit our ability to pay dividends or service debt. We are a holding company whose material assets are the stock of our subsidiaries. Our ability to pay dividends on our Common Stock and to pay principal and accrued interest on our debt, if any, depends on the payment of dividends to us by our principal subsidiaries. Payments to us by our subsidiaries, in turn, depend upon their consolidated results of operations and cash flows. The operations of our subsidiaries are affected by conditions beyond our control, including weather, regulations, competition in national and international markets we serve, the costs and availability of propane, butane, natural gas, electricity, and other energy sources, capital market conditions and interest rates and other business risks impacting liquidity levels. The ability of our subsidiaries to make payments to us is also affected by the level of indebtedness of our subsidiaries, which is substantial, and the restrictions on payments to us imposed under the terms of such indebtedness.

Volatility in credit and capital markets may restrict our ability to grow, increase the likelihood of defaults by our suppliers and vendors, customers and counterparties and adversely affect our operating results. Volatility in credit and capital markets may create additional risks to our businesses in the future. We are exposed to financial market risk (including refinancing risk) resulting from factors beyond our control, including, among other things, commodity price volatility and changes in interest rates and conditions in the credit and capital markets. Adverse developments in the credit markets may increase our possible exposure to the liquidity, default and credit risks of our suppliers and vendors, counterparties associated with derivative financial instruments and our customers.

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

PART II:

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

Our Common Stock is traded on the New York Stock Exchange under the symbol “UGI.” On November 10, 2023, we had 6,313 holders of record of Common Stock.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its Common Stock during the quarter ended September 30, 2023. As of September 30, 2023, the Company had 6.50 million shares of Common Stock available for repurchase through an extension of a previous share repurchase program announced by the Company on February 2, 2022. The Board of Directors authorized the repurchase of up to 8 million shares of Common Stock over a four-year period expiring in February 2026.

Recent Sale of Unregistered Securities

The Company did not sell any unregistered securities during Fiscal 2023.

Performance Graph

The following graph compares the cumulative five-year total shareholder return (stock price appreciation and the reinvestment of dividends) on an investment of $100 in UGI Common Stock, the S&P 500 Index, and the S&P 500 Utilities Index over the five years from September 30, 2018, through September 30, 2023. The stock performance shown on the graph below is based on historical data and is not necessarily indicative of future stock price performance.

ITEM 6.SELECTED FINANCIAL DATA
Intentionally omitted.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MD&A discusses our results of operations for Fiscal 2023 and Fiscal 2022, and our financial condition. For discussion of our results of operations and cash flows for Fiscal 2022 compared with Fiscal 2021, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2022 Annual Report on Form 10-K, filed with the SEC on November 21, 2022. MD&A should be read in conjunction with Items 1 and 2, “Business and Properties,” Item 1A, “Risk Factors,” and the Consolidated Financial Statements in Item 8 below including “Segment Information” included in Note 22 to Consolidated Financial Statements.
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

Executive Overview

Recent Developments

Review of Strategic Alternatives. In August 2023, the Company announced the commencement of a strategic review, focused on the LPG businesses, intending to unlock and maximize shareholder value. The Company is exploring a full range of options with the goal of reducing UGI’s earnings volatility and strengthening our balance sheet. In conjunction with the strategic review, the Company is also pursuing actions to optimize its cost structure and re-align its capital allocation priorities. The Company expects to continue on its existing plans while the review of strategic alternatives is ongoing.

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

Based on such impairment test, the estimated fair value of the AmeriGas Propane reporting unit was determined to be less than its carrying value. As a result, the Company recorded a non-cash pre-tax goodwill impairment charge of $656 million, included in “Impairment of goodwill” on the Consolidated Statement of Income, to reduce the carrying value of AmeriGas Propane to its fair value.

The performance of the AmeriGas Propane reporting unit and the potential for future developments in the global economic environment, including the prospect of higher interest rates, introduces a heightened risk for additional impairment in the AmeriGas Propane reporting unit. If there is continued deterioration in the results of operations, a portion or all of the remaining recorded goodwill for the AmeriGas Propane reporting unit, which was $1.3 billion as of September 30, 2023, could be subject to further impairment.

See Note 12 to Consolidated Financial Statements for additional information.

UGI International Energy Marketing Transactions

During Fiscal 2023 and in October 2023, the Company entered into a number of transactions pursuant to its previously announced decision to exit its European energy marketing business. The European energy marketing business primarily markets natural gas and electricity to customers through third-party distribution systems in France, the Netherlands and, prior to its sales, in Belgium and the United Kingdom.

France. In October 2023, UGI International, through a wholly-owned subsidiary, sold substantially all of its energy marketing business located in France for a net cash payment to the buyer of $25 million (which approximates a pre-tax loss) subject to certain adjustments principally related to the pending transfer of certain customer contracts. As of September 30, 2023, the $25 million cash to be paid to the buyer in October 2023 had been placed in escrow and is reflected in “Other current assets” on the September 30, 2023 Consolidated Balance Sheet. The carrying values of the assets and liabilities associated with this business, principally comprising certain commodity derivative instruments, energy certificates and certain working capital, have been classified as held-for-sale on the September 30, 2023 Consolidated Balance Sheet. The Company did not recognize any impairment associated with the assets held for sale in Fiscal 2023 because, in accordance with our policy related to such assets, any impairment is limited to the disposal group’s long-lived assets, and such assets were not material.

Belgium. In September 2023, UGI International, through a wholly-owned subsidiary, sold its energy marketing business located in Belgium for a net cash payment to the buyer of $3 million. Pursuant to the sale agreement, the Company transferred to the buyer certain assets, principally comprising customer and energy broker contracts. In conjunction with the sale, the Company recorded a pre-tax loss of $6 million ($5 million after-tax) which amount includes the net payment to the buyer, the write-off of certain prepaid energy broker payments and associated transaction costs and fees. The loss is reflected in “Loss on disposal of UGI International energy marketing business” on the Consolidated Statements of Income.

United Kingdom. In October 2022, UGI International, through a wholly-owned subsidiary, sold its natural gas marketing business located in the U.K. for a net cash payment to the buyer of $19 million which includes certain working capital adjustments. In conjunction with the sale, the Company recorded a pre-tax loss of $215 million ($151 million after-tax) substantially all of which loss was due to the non-cash transfer of commodity derivative instruments associated with the business. The loss is reflected in “Loss on disposal of UGI International energy marketing business” on the Consolidated Statements of Income. At the date of closing of the sale, these commodity derivative instruments had a net carrying value of $206 million which is attributable to net unrealized gains on such instruments. At September 30, 2022, these derivative instruments were classified as held-for-sale assets and liabilities on the Consolidated Balance Sheets and had a net carrying value of $276 million. The change in the carrying value of these derivative instruments between September 30, 2022 and October 21, 2022 resulted from changes in their fair values during that period.

Netherlands. In September 2023, a substantial number of DVEP’s customers agreed to modify their energy marketing contracts whereby the Company will continue to provide for the delivery of electricity and natural gas at fixed prices through December 31, 2023 but the Company’s obligations to provide future services will be terminated effective January 1, 2024. As consideration for the early termination of such contracts, the Company has agreed to make cash payments to the customers equal to the fair values of specific commodity derivative instruments associated with periods after December 31, 2023. The carrying values of these commodity derivative instruments are subject to change until such contracts are settled, and the cash payments are made, during the first quarter of Fiscal 2024. At September 30, 2023, the carrying value of these commodity derivative instruments was $44 million. The early termination agreements with DVEP customers are considered contract modifications and the cash consideration to be paid to these customers has been, and will be, reflected as a reduction in revenues on a pro-rata basis, over the remaining performance period of such agreements through December 31, 2023. Accordingly, during the fourth quarter of Fiscal 2023, the Company reduced its revenues from these customers by $4 million, which represents the pro-rated performance obligation through September 30, 2023 from the aforementioned $44 million.

In conjunction with the wind-down of its European energy marketing business, in July 2023, DVEP agreed to sell a substantial portion of its power purchase agreements to a third party for a cash payment to the buyer of $6 million. The closing of the sale is expected to occur during the first quarter of Fiscal 2024. The loss from the sale is not expected to be material.

During the first quarter of Fiscal 2023, the Company recorded a $19 million pre-tax impairment charge to reduce the carrying values of certain assets associated with its energy marketing business in the Netherlands, comprising property, plant and equipment and intangible assets. The impairment charge is reflected in “Operating and administrative expenses” on the Consolidated Statements of Income and included in the UGI International reportable segment.

Global Macroeconomic Conditions
Beginning in Fiscal 2021 and continuing into Fiscal 2023, global commodity and labor markets have experienced significant inflationary pressures attributable to various economic and political factors, including, among others: supply chain issues including those associated with labor shortages; significant increase and volatility in energy commodity prices; and geopolitical and regulatory conditions resulting from the war between Russia and Ukraine. These factors have contributed to inflationary pressures as evidenced by increases in various consumer price indices. In response to these inflationary pressures, central banks in the U.S. and Europe increased interest rates during Fiscal 2022 and Fiscal 2023. In addition, during the last several years, we have experienced significant volatility in energy commodity prices, particularly in LPG, natural gas and electricity prices, which, have resulted in substantial fluctuations in the fair values of our commodity derivative instruments. These inflationary pressures and commodity price fluctuations have resulted in, among other things, fluctuations in inventory and cost of sales, and increases in certain operating and distribution expenses across all of our businesses. Commodity price fluctuations have also significantly affected the cash collateral deposit requirements of our derivative instrument counterparties and the restricted cash required to be held in our derivative broker and clearing institution accounts. We cannot predict the duration or total magnitude of these conditions and the effects such conditions may have on our future business, financial results, financial position, liquidity and cash flows. However, we continue to monitor and respond to these global economic and geopolitical conditions and remain focused on managing our financial condition and liquidity as these conditions continue to evolve.
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

The following tables reflect the adjustments referred to above and reconcile net income (loss) attributable to UGI Corporation, the most directly comparable GAAP measure, to adjusted net income attributable to UGI Corporation, and reconcile diluted earnings per share, the most directly comparable GAAP measure, to adjusted diluted earnings per share:

	Year Ended September 30,
(Millions of dollars, except per share amounts)	2023	2022
Adjusted net income (loss) attributable to UGI Corporation:
AmeriGas Propane	$71	$112
UGI International	172	175
Midstream & Marketing	193	163
Utilities	219	206
Corporate & Other (a)	(2,157)	417
Net (loss) income attributable to UGI Corporation	(1,502)	1,073
Net losses (gains) on commodity derivative instruments not associated with current-period transactions (net of tax of $(419) and $140, respectively)	1,225	(458)
Unrealized losses (gains) on foreign currency derivative instruments (net of tax of $(11) and $14, respectively)	27	(36)
Loss associated with impairment of AmeriGas Propane goodwill (net of tax of $4 and $0, respectively)	660	—
Loss on extinguishments of debt (net of tax of $(2) and $(3), respectively)	7	8
Acquisition and integration expenses associated with the Mountaineer Acquisition (net of tax of $0 and $(1), respectively)	—	1
Business transformation expenses (net of tax of $(3) and $(2), respectively)	7	7
AmeriGas operations enhancement for growth project (net of tax of $(6) and $(2), respectively)	18	3
Impairments of certain equity method investments (net of tax of $0 and $(13), respectively)	—	22
Restructuring costs (net of tax of $0 and $(8), respectively)	—	21
Costs associated with exit of the UGI International energy marketing business (net of tax of $(67) and $(1), respectively)	181	4
Net gain on sale of UGI headquarters building (net of tax of $4 and $0, respectively)	(10)	—
Impact of change in tax law	—	(19)
Total adjustments (a) (b)	2,115	(447)
Adjusted net income attributable to UGI Corporation	$613	$626

	Year Ended September 30,
	2023	2022
Adjusted diluted earnings per share:
AmeriGas Propane	$0.33	$0.52
UGI International	0.80	0.81
Midstream & Marketing	0.89	0.76
Utilities	1.01	0.95
Corporate & Other (a)	(10.19)	1.93
(Loss) earnings per share - diluted (c)	(7.16)	4.97
Net losses (gains) on commodity derivative instruments not associated with current-period transactions	5.77	(2.11)
Unrealized losses (gains) on foreign currency derivative instruments	0.13	(0.17)
Loss associated with impairment of AmeriGas Propane goodwill	3.14	—
Loss on extinguishments of debt	0.03	0.03
Business transformation expenses	0.03	0.03
AmeriGas operations enhancement for growth project	0.09	0.02
Impairments of certain equity method investments	—	0.10
Restructuring costs	—	0.10
Costs associated with exit of the UGI International energy marketing business	0.86	0.02
Net gain on sale of UGI headquarters building	(0.05)	—
Impact of change in tax law	—	(0.09)
Total adjustments (a)	10.00	(2.07)
Adjusted diluted earnings per share (c)	$2.84	$2.90

(a)Corporate & Other includes certain adjustments made to our reporting segments in arriving at net income attributable to UGI Corporation. These adjustments have been excluded from the segment results to align with the measure used by our CODM in assessing segment performance and allocating resources. See Note 22 to Consolidated Financial Statements for additional information related to these adjustments, as well as other items included within Corporate & Other.
(b)Income taxes associated with pre-tax adjustments determined using statutory business unit tax rates.
(c)The loss per share for Fiscal 2023, was determined excluding the effect of 6.13 million dilutive shares as the impact of such shares would have been antidilutive due to the net loss for the period, while the adjusted earnings per share for Fiscal 2023, was determined based upon fully diluted shares of 215.94 million.

Fiscal 2023 Compared with Fiscal 2022

Discussion. Net (loss) income attributable to UGI Corporation was $(1,502) million in Fiscal 2023 (equal to $(7.16) per diluted share) compared to $1,073 million in Fiscal 2022 (equal to $4.97 per diluted share). These results include net (losses) gains from changes in unrealized commodity derivative instruments and certain foreign currency derivative instruments of $(1,252) million and $494 million in Fiscal 2023 and Fiscal 2022, respectively. The higher losses from changes in commodity derivative instruments in Fiscal 2023 principally reflects significant declines in commodity energy prices in Europe following unprecedented increases in such prices during Fiscal 2022.

Net loss attributable to UGI Corporation in Fiscal 2023 also includes (1) a $660 million loss associated with impairment of AmeriGas Propane goodwill; (2) $181 million costs associated with exit of our UGI International energy marketing business in Europe, principally reflecting loss on the sale of the energy marketing business located in the U.K. and Belgium and wind-down activities in the Netherlands; (3) external advisory fees of $18 million associated with AmeriGas operations enhancement for growth project; (4) a $10 million net gain on sale of UGI Corporation’s headquarters building; (5) loss on extinguishment of debt of $7 million at AmeriGas Propane; and (6) business transformation expenses of $7 million associated with corporate support functions.

Net loss attributable to UGI Corporation in Fiscal 2022 also includes (1) impairments of certain equity method investments of $22 million; (2) restructuring costs of $21 million largely attributable to reductions in workforce and related costs; (3) $19 million of income tax benefits related to tax law changes; (4) loss on extinguishment of debt of $8 million at UGI International; (5) business transformation expenses of $7 million associated with corporate support functions; (6) $4 million costs associated with exit of our UGI International energy marketing business in the U.K.; (7) external advisory fees of $3 million associated with AmeriGas operations enhancement for growth project; and (8) acquisition and integration expenses of $1 million associated with the Mountaineer Acquisition.

Adjusted net income attributable to UGI Corporation for Fiscal 2023 was $613 million (equal to $2.84 per diluted share) compared to adjusted net income attributable to UGI Corporation for Fiscal 2022 of $626 million (equal to $2.90 per diluted share). The decrease in adjusted net income attributable to UGI Corporation during Fiscal 2023 reflects lower earnings contributions from our LPG businesses, primarily AmeriGas Propane. Such decrease was partially offset by higher earnings contributions from our Midstream & Marketing and Utilities segments. In Fiscal 2023, temperatures in all of our business segments, except for AmeriGas Propane, were warmer than the prior year.
AmeriGas Propane’s adjusted net income attributable to UGI Corporation decreased $41 million during Fiscal 2023. This decrease principally reflects higher operating and administrative expenses primarily resulting from, among other things, higher vehicle expenses, higher overtime and other employee-related costs associated with distribution activity, and the effects of continuing inflationary pressures. These factors were partially offset by higher gains on sales of fixed assets.
UGI International’s adjusted net income attributable to UGI Corporation decreased $3 million during Fiscal 2023. This decrease mainly reflects the translation effects of weaker foreign currencies. UGI International operating results principally reflect (1) lower total LPG margin principally due to the effects of the lower LPG retail volumes sold attributable to the significantly warmer weather and lower residential LPG consumption resulting from energy conservation measures in Europe due in large part to the war between Ukraine and Russia; and (2) higher operating and administrative expenses primarily resulting from the effects of continuing inflationary pressures. These decreases were partially offset by higher margin from our natural gas energy marketing activities and higher retail LPG average unit margins attributable to strong margin management efforts and lower commodity prices.
Midstream & Marketing adjusted net income in Fiscal 2023 was $30 million higher than the prior year. This increase principally reflects incremental earnings contributions from UGI Moraine East and Pennant, partially offset by lower margins related to natural gas marketing activities.
Utilities Fiscal 2023 adjusted net income increased $13 million compared to the prior year. The increase was largely related to the increase in base rates and the implementation of the weather normalization adjustment at PA Gas Utility, both of which became effective during the first quarter of Fiscal 2023. This increase was partially offset by higher operating and administrative expenses.

AmeriGas Propane	2023	2022	Increase (Decrease)
(Dollars in millions)
Revenues	$2,581	$2,943	$(362)	(12)%
Total margin (a)	$1,331	$1,330	$1	—%
Operating and administrative expenses	$950	$889	$61	7%
Operating income / earnings before interest expense and income taxes	$268	$307	$(39)	(13)%
Retail gallons sold (millions)	823	888	(65)	(7)%
Degree days – % colder (warmer) than normal (b)	0.5%	(0.8)%	—	—
(a)Total margin represents revenues less cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for 344 regions in the United States, excluding Alaska and Hawaii.

Average temperatures during Fiscal 2023 were 0.5% colder than normal and 1.9% colder than the prior year. Total retail propane gallons sold decreased 7% during Fiscal 2023 due to the effects of driver staffing shortages (which also limited growth), continuing customer attribution and structural conservation.

Average daily wholesale propane commodity prices during Fiscal 2023 at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 39% lower than such prices during Fiscal 2022. Total revenues decreased $362 million during Fiscal 2023 largely reflecting the lower retail propane volumes sold ($179 million), lower wholesale revenues ($100 million) and the effects of lower average retail propane selling prices ($76 million). Total cost of sales decreased $363 million during Fiscal 2023 largely attributable to the lower average propane product costs ($160 million), lower wholesale cost of sales ($101 million) and the lower retail propane volumes sold ($95 million).

AmeriGas Propane total margin increased $1 million in Fiscal 2023 largely attributable to higher average retail propane unit margins ($84 million), substantially offset by the lower retail propane volumes sold ($83 million).

AmeriGas Propane operating income and earnings before interest expense and income taxes decreased $39 million in Fiscal 2023 primarily attributable to higher operating and administrative expenses ($61 million), partially offset by higher other operating income ($21 million), largely related to gains on sales of fixed assets. The increase in operating and administrative expenses reflects, among other things, higher vehicle expenses, higher staffing, overtime and other employee-related costs associated with distribution activity and higher advertising expenses, partially offset by lower salaries and benefits expenses, including the carryover impact of the workforce reductions made during Fiscal 2022.

UGI International	2023	2022	Increase (Decrease)
(Dollars in millions)
Revenues	$2,965	$3,686	$(721)	(20)%
Total margin (a)	$920	$935	$(15)	(2)%
Operating and administrative expenses	$623	$611	$12	2%
Operating income	$215	$237	$(22)	(9)%
Earnings before interest expense and income taxes	$234	$254	$(20)	(8)%
LPG retail gallons sold (millions)	729	799	(70)	(9)%
Degree days - % (warmer) than normal (b)	(10.5)%	(2.6)%	—	—
(a)Total margin represents total revenues less total cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data at locations in our UGI International service territories.

Average temperatures during Fiscal 2023 were 10.5% warmer than normal and 8.4% warmer than Fiscal 2022. Total LPG retail gallons sold decreased 9% during Fiscal 2023, largely attributable to the significantly warmer weather; lower consumption, principally from residential customers, primarily resulting from the European conservation measures due in large part to high global energy prices and the war between Russia and Ukraine; lower cylinder volumes; and reduced crop drying campaigns. These decreases were partially offset by growth due to natural gas conversions.

UGI International base-currency results are translated into U.S. dollars based upon exchange rates experienced during the reporting periods. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During Fiscal 2023 and Fiscal 2022, the average unweighted euro-to-dollar translation rates were approximately $1.07 and $1.08, respectively, and the average unweighted British pound sterling-to-dollar translation rates were approximately $1.23 and $1.28, respectively. Fluctuations in these foreign currency exchange rates can have a significant impact on the individual financial statement components discussed below. The Company uses forward foreign currency exchange contracts entered into over multi-year periods to reduce the volatility in earnings that may result from such changes in foreign currency exchange rates. These forward foreign currency exchange contracts resulted in realized net gains of $15 million and $13 million in Fiscal 2023 and Fiscal 2022, respectively.

Average wholesale prices for propane and butane during Fiscal 2023 in northwest Europe were approximately 25% and 26% lower, respectively, compared to Fiscal 2022. UGI International revenues and cost of sales decreased $721 million and $706 million, respectively, in Fiscal 2023. The decrease in revenues and cost of sales principally reflects the impact from our energy marketing business of lower volumes sold, partially offset by the impact of higher prices. The decrease in revenues and cost of sales also reflects the impact of the lower LPG retail volumes sold and the lower average LPG product costs. The decrease in revenues and cost of sales also reflects the translation effects of the weaker foreign currencies (approximately $115 million and $88 million, respectively).

UGI International total margin decreased $15 million during Fiscal 2023 primarily reflecting the effects of the lower LPG retail volumes sold ($90 million) and the translation effects of the weaker foreign currencies (approximately $27 million). These factors were substantially offset by higher average LPG retail unit margins attributable to strong margin management efforts, the lower average LPG product costs and higher total margin from our energy marketing business ($29 million). The higher energy marketing margin reflects higher natural gas energy marketing margin, partially offset by lower electricity energy marketing margin.

UGI International operating income and earnings before interest expense and income taxes decreased $22 million and $20 million, respectively, during Fiscal 2023. The decrease in operating income principally reflects the decrease in total margin ($15 million) and higher operating and administrative expenses ($12 million), partially offset by higher other operating income ($8 million). The higher operating and administrative expenses during Fiscal 2023 primarily reflects the effects of inflationary increases, partially offset by lower distribution and personnel-related costs and the translation effects of the weaker foreign currencies (approximately $11 million). The higher other operating income during Fiscal 2023 primarily represents higher foreign currency transaction gains ($12 million) and higher cylinder deposit income ($5 million), partially offset by lower gains associated with sales of fixed assets ($11 million). The decrease in earnings before interest expense and income taxes in Fiscal 2023 largely reflects the decrease in operating income partially offset by higher realized gains on foreign currency exchange contracts ($2 million) entered into in order to reduce volatility in UGI International earnings resulting from the effects of changes in foreign currency exchange rates.

Midstream & Marketing	2023	2022	Increase (Decrease)
(Dollars in millions)
Revenues	$1,847	$2,326	$(479)	(21)%
Total margin (a)	$487	$450	$37	8%
Operating and administrative expenses	$133	$129	$4	3%
Operating income	$285	$246	$39	16%
Earnings before interest expense and income taxes	$291	$269	$22	8%
(a)Total margin represents total revenues less total cost of sales.

Average temperatures across Midstream & Marketing’s energy marketing territory during Fiscal 2023 were 11.0% warmer than normal and 6.0% warmer than the prior year.

Midstream & Marketing’s revenues decreased $479 million during Fiscal 2023, principally reflecting lower revenues from natural gas marketing activities ($519 million), including the effects of peaking and capacity management activities, principally reflecting significantly lower average natural gas prices and, to a lesser extent, lower volumes from the warmer weather. This decrease was partially offset by higher natural gas gathering and processing activities ($43 million), primarily due to the impact on revenues from the prior-year acquisitions of UGI Moraine East and Pennant.

Midstream & Marketing cost of sales decreased $516 million during Fiscal 2023, primarily reflecting the lower natural gas costs ($511 million) related to the previously mentioned natural gas marketing activities.

Midstream & Marketing total margin increased $37 million in Fiscal 2023, primarily reflecting incremental natural gas gathering and processing activities ($49 million), primarily from the prior year acquisitions of UGI Moraine East and Pennant, partially offset by lower margins from natural gas marketing activities ($8 million), including the effects of peaking and capacity management activities, despite the benefits from extremely cold weather in late December 2022. In Fiscal 2022, the margin from natural gas marketing activities included the positive impact of settlement timing of certain multi-year commodity storage hedge contracts.

Midstream & Marketing operating income and earnings before interest expense and income taxes during Fiscal 2023 increased $39 million and $22 million, respectively. The increase in operating income principally reflects the increase in total margin ($37 million) and higher other operating income ($13 million), partially offset by higher depreciation and amortization expense ($7 million) and higher operating and administrative expenses ($4 million). The increase in earnings before interest expense and income taxes principally reflects the higher operating income ($39 million), partially offset by lower income from equity investees ($17 million) following the acquisition of the remaining 53% ownership interest in Pennant during the fourth quarter of Fiscal 2022.

Utilities	2023	2022	Increase (Decrease)
(Dollars in millions)
Revenues	$1,854	$1,620	$234	14%
Total margin (a)	$877	$801	$76	9%
Operating and administrative expenses (a)	$368	$332	$36	11%
Operating income	$357	$327	$30	9%
Earnings before interest expense and income taxes	$365	$336	$29	9%
Gas Utility system throughput – bcf
Core market	96	100	(4)	(4)%
Total	375	363	12	3%
Electric Utility distribution sales - gwh	959	997	(38)	(4)%
Gas Utility degree days – % (warmer) than normal (b)	(11.7)%	(7.5)%	—	—
(a)Total margin represents total revenues less total cost of sales and revenue-related taxes (i.e. Electric Utility gross receipts and business and occupation taxes) of $24 million and $21 million, respectively, during Fiscal 2023 and Fiscal 2022. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Consolidated Statements of Income (but are excluded from operating expenses presented above).
(b)Deviation from average heating degree days is determined on a 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for airports located within Gas Utility service territories.

Temperatures in Gas Utility’s service territories during Fiscal 2023 were 11.7% warmer than normal and 4.8% warmer than the prior year. The decrease in Gas Utility core market volumes during Fiscal 2023 is largely related to the warmer weather, partially offset by growth in the core market customers. The decrease in Electric Utility distribution sales volumes during Fiscal 2023 is primarily attributable to warmer weather.
Utilities revenues increased $234 million in Fiscal 2023 reflecting a $225 million increase in Gas Utility revenues and a $9 million increase in Electric Utility revenues. The increase in Gas Utility revenues was largely driven by higher PGC and PGA rates reflecting higher natural gas costs; the effects of the increase in base rates and weather normalization adjustments for PA Gas Utility that went into effect during the first quarter of Fiscal 2023; and higher other revenues. These increases were partially offset by the effects on core market volumes of the warmer weather and lower off-system sales. The increase in Electric Utility revenues during Fiscal 2023 was largely driven by higher DS rates, reflecting higher power costs.

Utilities cost of sales (including revenue-related taxes) was $977 million in Fiscal 2023 compared with $819 million in Fiscal 2022. The increase of $158 million is primarily attributable to Gas Utility ($149 million) mainly reflecting higher PGC and PGA rates and higher other cost of sales, partially offset by lower cost of sales associated with off-system sales. Electric Utility cost of sales increased $9 million in Fiscal 2023 largely reflecting the higher DS rates.

Utilities total margin increased $76 million during Fiscal 2023 substantially attributable to higher Gas Utility total margin mainly reflecting the effects of the increase in base rates and weather normalization adjustments for PA Gas Utility that went into effect during the first quarter of Fiscal 2023 and, to a much lesser extent, impacts from growth in the core market customers and higher other revenues. Electric Utility margin was comparable to the prior year.

Utilities operating income and earnings before interest expense and income taxes during Fiscal 2023 increased $30 million and $29 million, respectively, compared to the prior year. These increases largely reflect the previously mentioned increase in total margin, partially offset by higher operating and administrative expenses ($36 million) and higher depreciation expense ($8 million). The higher operating and administrative expenses reflect, among other things, higher uncollectible accounts expenses, contract labor costs and personnel-related expenses. The higher depreciation expense compared to the prior year reflects the effects of continued distribution system capital expenditure activity.

Interest Expense and Income Taxes

Our consolidated interest expense during Fiscal 2023 was $379 million compared to $329 million during the prior year. The increase in interest expense largely reflects higher credit agreement interest rates and borrowings, higher average interest rates on UGI Corporation long-term debt and higher average long-term debt outstanding principally at our Utilities and Midstream & Marketing segments.

Our effective income tax rate decreased between Fiscal 2022 and Fiscal 2023, primarily due to the release of a valuation allowance related to the utilization of foreign tax credits and the availability of investment tax credits in Fiscal 2023 that were not available in Fiscal 2022. These decreases were partially offset by (1) a higher concentration of pre-tax losses in higher income tax rate jurisdictions resulting from losses on derivative instruments; (2) establishing a valuation allowance for interest expense disallowance at AmeriGas Propane; and (3) the impact on income taxes from the goodwill impairment at AmeriGas Propane, which included certain adjustments to the associated deferred tax assets. For additional information on our income taxes, including tax law changes, see Note 7 to Consolidated Financial Statements.

Financial Condition and Liquidity

The Company expects to have sufficient liquidity including cash on hand and available borrowing capacity, to continue to support long-term commitments and ongoing operations despite uncertainties associated with ongoing global macroeconomic conditions including, among others, changes in consumer behavior, the inflationary cost environment and ongoing energy commodity price volatility. Our total available liquidity balance, comprising cash and cash equivalents and available borrowing capacity on our revolving credit facilities, totaled approximately $1.6 billion and $1.7 billion at September 30, 2023 and 2022, respectively. The Company does not have any senior notes or term loans maturing in the next twelve months. The Company cannot predict the duration or total magnitude of the uncertain economic factors mentioned above and the total effects they will have on its liquidity, debt covenants, financial condition or the timing of capital expenditures. UGI and its subsidiaries were in compliance with its debt covenants as of September 30, 2023. See Note 6 to the Consolidated Financial Statements for additional information on compliance.

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

The primary sources of UGI’s cash and cash equivalents are the dividends and other cash payments made to UGI or its corporate subsidiaries by its principal business units. Our cash and cash equivalents totaled $241 million at September 30, 2023, compared with $405 million at September 30, 2022. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, at September 30, 2023 and 2022, our cash and cash equivalents totaled $51 million and $140 million, respectively. Such cash is available to pay dividends on UGI Common Stock and for investment purposes. The decrease in cash and cash equivalents since September 30, 2022, can be attributed to, among other things, temporary restrictions on the payment of dividends from AmeriGas OLP to UGI resulting from the use of an equity cure, as defined by the 2022 AmeriGas OLP Credit Agreement and an increase in cash outflow in the form of capital contributions to AmeriGas Partners. In November 2023, the Company amended the 2022 AmeriGas OLP Credit agreement to reduce both the revolver amount and the minimum interest coverage ratio. As of September 30, 2023 the Partnership was in compliance with all debt covenants as set forth in the amended 2022 AmeriGas OLP Credit Agreement without the consideration of the equity cure provisions, alleviating the restriction on the subsidiaries ability to pay dividends to the parent. See Note 6 to the Consolidated Financial Statements for additional information.
During Fiscal 2023 and Fiscal 2022, our principal business units paid cash dividends and made other cash payments to UGI and its subsidiaries as follows:

(Millions of dollars)	2023	2022
AmeriGas Propane	$—	$227
UGI International	248	116
Midstream & Marketing	215	—
Utilities	5	—
Total	$468	$343

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
Dividends
Quarterly dividends per share of UGI Common Stock paid during Fiscal 2023 and Fiscal 2022 were as follows:

	2023	2022
1st Quarter	$0.360	$0.345
2nd Quarter	0.360	0.345
3rd Quarter	0.375	0.360
4th Quarter	0.375	0.360
Total	$1.470	$1.410
On November 16, 2023, UGI’s Board of Directors declared a cash dividend equal to $0.375 per common share. The dividend will be payable on January 1, 2024, to shareholders of record on December 15, 2023.

Repurchases of Common Stock

During Fiscal 2023 and Fiscal 2022, the Company repurchased 600,000 shares and 900,000 shares of its common stock at a total purchase price of $22 million and $38 million, respectively. For additional information on the authorization of these repurchases, see Note 13 to the Consolidated Financial Statements.

Long-term Debt and Credit Facilities

The Company’s debt outstanding at September 30, 2023 and 2022, comprised the following:

	2023						2022
(Millions of dollars)	AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corp. & Other	Total	Total
Short-term borrowings	$—	$214	$103	$332	$—	$649	$368

Long-term debt (including current maturities):
Senior notes	$2,400	$424	$—	$1,505	$—	$4,329	$4,472
Term loans	—	317	794	129	727	1,967	1,871
Other long-term debt	—	6	41	21	283	351	322
Unamortized debt issuance costs	(15)	(8)	(15)	(6)	(3)	(47)	(33)
Total long-term debt	$2,385	$739	$820	$1,649	$1,007	$6,600	$6,632
Total debt	$2,385	$953	$923	$1,981	$1,007	$7,249	$7,000
Significant Financing Activities

2022 AmeriGas OLP Credit Agreement. Under the 2022 AmeriGas OLP Credit Agreement, AmeriGas OLP, as borrower, is required to comply with financial covenants related to leverage and interest coverage measured at the Partnership and at AmeriGas OLP. On November 15, 2023, the Company entered into an amendment to the 2022 AmeriGas OLP Credit Agreement, which amends certain provisions of the credit agreement dated as of September 28, 2022 to, among other things, (i) reduce the maximum revolver amount from $600 million to $400 million, (ii) reduce the minimum interest coverage ratio, effective for the fourth quarter of Fiscal 2023 through the end of the fourth quarter of Fiscal 2024 and (iii) beginning for the first quarter of Fiscal 2025, the minimum interest coverage ratio will remain reduced if the net leverage ratio is below a threshold as defined by the agreement; if the net leverage ratio exceeds such threshold, the minimum interest coverage ratio will revert to the original ratio as defined by the agreement.

As of March 31, 2023, AmeriGas OLP was in breach of the leverage ratio debt covenant and interest coverage ratio, which it cured with the funds received from UGI. The 2022 AmeriGas OLP Credit Agreement contains an equity cure provision, which allows AmeriGas OLP’s direct or indirect parent, including UGI and its other subsidiaries, to fund capital contributions to eliminate any EBITDA (as defined in the 2022 AmeriGas OLP Credit Agreement) shortfalls that would otherwise result in non-compliance with these financial covenants. UGI made capital contributions to AmeriGas OLP of $20 million and $11 million on March 31, 2023 and April 24, 2023, respectively, which in aggregate represented one equity cure in accordance with the 2022 AmeriGas OLP Credit Agreement. As a result of these capital contributions, AmeriGas OLP and the Partnership were in compliance with its financial covenants after considering the equity cure provision as of June 30, 2023 and March 31, 2023. As of September 30, 2023 the Partnership was in compliance with all debt covenants as set forth in the amended 2022 AmeriGas OLP Credit Agreement without the consideration of the equity cure provisions.
UGI also provided an irrevocable letter of support whereby UGI has committed to fund any such EBITDA shortfalls and debt service, if any. Based on the support and the projected EBITDA, AmeriGas OLP is expected to remain in compliance with its financial debt covenants for the succeeding twelve-month period. In addition, in May 2023, the Company contributed $52 million in an equity contribution to AmeriGas Partners principally to fund debt service on AmeriGas Partners Senior Notes.

UGI Utilities 2023 Credit Agreement. On November 9, 2023, UGI Utilities entered into the UGI Utilities 2023 Credit Agreement providing for borrowings up to $375 million (including a $50 million sublimit for letters of credit and a $38 million sublimit for swingline loans). UGI Utilities may request an increase in the amount of loan commitments under the credit agreement to a maximum aggregate amount of $125 million. The interest rates applicable to borrowings under the UGI Utilities 2023 Credit Agreement will remain unchanged. The credit agreement contains customary covenants and default provisions and requires compliance with certain financial covenants including a maximum debt to capitalization ratio as defined in the agreement. The maturity of the credit agreement was extended to November 2024 with an additional automatic 5-year extension upon receipt of authorization for such extension from the PAPUC. Borrowings under the credit agreement may be used to refinance UGI Utilities existing indebtedness, finance the working capital needs of UGI Utilities and for general corporate purposes.

On December 13, 2022, UGI Utilities entered into an amendment to the UGI Utilities Credit Agreement, providing for borrowings up to $425 million and to replace the use of LIBOR with Term SOFR.

AmeriGas Partners Senior Notes. On May 31, 2023, AmeriGas Partners and AmeriGas Finance Corp. issued $500 million principal amount of 9.375% Senior Notes due May 2028. The 9.375% Senior Notes rank equally with AmeriGas Partners’ existing senior notes. The net proceeds from the issuance of the 9.375% Senior Notes, together with cash on hand, a $150 million cash contribution from the Company and other sources of liquidity, were used for the early repayment, pursuant to a tender offer and notice of redemption, of all AmeriGas Partners 5.625% Senior Notes having an aggregate principal balance of $675 million, plus tender premiums and accrued and unpaid interest. In conjunction with the early repayment of the 5.625% Senior Notes, in June 2023 the Partnership recognized a pre-tax loss of $9 million primarily comprising tender premiums and the write-off of unamortized debt issuance costs, which is reflected in “Loss on extinguishments of debt” on the Consolidated Statements of Income.
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
Energy Services Amended Term Loan Credit Agreement. On February 23, 2023, Energy Services entered into the Energy Services Amended Term Loan Credit Agreement, the first amendment to the Energy Services Term Loan Credit Agreement, dated August 13, 2019. The Energy Services Amended Term Loan Credit Agreement provides, among other items, that (i) the outstanding principal amount of the loans shall be increased by $125 million to $800 million, (ii) the maturity date of the loans shall be extended to February 22, 2030, and (iii) Term SOFR (as defined in the Energy Services Amended Term Loan Credit Agreement) shall replace LIBOR as a reference rate.
Mountaineer 2023 Credit Agreement. On October 20, 2022, Mountaineer entered into the Mountaineer 2023 Credit Agreement, as borrower, with a group of lenders. The Mountaineer 2023 Credit Agreement amends and restates a previous credit agreement and provides for borrowings up to $150 million, including a $20 million sublimit for letters of credit. Mountaineer may request an increase in the amount of loan commitments to a maximum aggregate amount of $250 million, subject to certain terms and conditions. Borrowings under the Mountaineer 2023 Credit Agreement can be used to finance the working capital needs of Mountaineer and for general corporate purposes. The Mountaineer 2023 Credit Agreement is scheduled to expire in November 2024, and Mountaineer has the option, with the consent of the lenders, to request extension of the maturity date to November 2025, and then to November 2026, upon fulfillment of specified conditions.

UGI Corporation Credit Facility Agreement. On May 12, 2023, the Company entered into the second amendment to the UGI Corporation Credit Agreement, which provides that the Term SOFR rate (as defined in the UGI Corporation Credit Agreement) shall replace LIBOR as a reference rate. After giving effect to the second amendment, the UGI Corporation Credit Agreement shall bear interest at a floating rate of, at the Company’s option, either (i) Term SOFR plus the Applicable Rate (as defined in the UGI Corporation Credit Agreement) plus a credit spread adjustment of 0.10%, or (ii) the base rate plus the applicable margin that will be based on the leverage of the Company or credit ratings assigned to certain indebtedness of the Company.

On September 20, 2023, UGI amended the UGI Corporation Credit Facility Agreement which extended the maturity date of the (1) five-year $250 million amortizing variable-rate term loan and (2) five-year $300 million revolving credit facility to May 2025 and increased the applicable rates (as defined in the amended UGI Corporation Credit Agreement) by 0.125%.

Credit Facilities

Information about the Company’s principal credit agreements (excluding Energy Services’ Receivables Facility, which is discussed below) as of September 30, 2023 and 2022, is presented in the tables below.

(Currency in millions)	Expiration Date	Total Capacity	Borrowings Outstanding	Letters of Credit and Guarantees Outstanding	Available Borrowing Capacity	Weighted Average Interest Rate - End of Year
September 30, 2023
AmeriGas OLP	September 2026	$600	$—	$2	$598	N.A.
UGI International, LLC (a)	March 2028	€500	€202	€—	€298	5.17%
Energy Services	March 2025	$260	$57	$—	$203	7.67%
UGI Utilities (c)	June 2024	$425	$248	$—	$177	6.30%
Mountaineer	November 2024	$150	$84	$—	$66	6.68%
UGI Corporation (b)	May 2025	$300	$283	$—	$17	7.80%
September 30, 2022
AmeriGas OLP	September 2026	$600	$131	$2	$467	7.27%
UGI International, LLC (a)	October 2023	€300	€—	€—	€300	N.A.
Energy Services	March 2025	$260	$—	$—	$260	N.A.
UGI Utilities	June 2024	$350	$151	$—	$199	4.37%
Mountaineer	November 2024	$100	$85	$—	$15	3.82%
UGI Corporation (b)	August 2024	$300	$252	$—	$48	5.62%
(a)Permits UGI International, LLC to borrow in euros or USD.
(b)Borrowings outstanding have been classified as “Long-term debt” on the Consolidated Balance Sheets. Subsequent to September 30, 2022, the Company repaid $87 million of such borrowings and classified these repayments as “Current maturities of long-term debt” on the Consolidated Balance Sheets.
(c)On November 9, 2023, UGI Utilities entered into the UGI Utilities 2023 Credit Agreement and concurrently terminated the UGI Utilities Credit Agreement, a predecessor agreement. See Significant Financing Activities above and Note 6 for additional information.

N.A. - Not applicable

The average daily and peak short-term borrowings under the Company’s principal credit agreements are as follows:

	2023		2022
(Currency in millions)	Average	Peak	Average	Peak
AmeriGas OLP	$79	$242	$181	$388
UGI International, LLC	€203	€300	€77	€250
Energy Services	$13	$82	$—	$—
UGI Utilities	$190	$340	$163	$270
Mountaineer	$73	$101	$53	$85
UGI Corporation	$249	$296	$191	$288
Receivables Facility. Energy Services has a Receivables Facility with an issuer of receivables-backed commercial paper. On October 20, 2023, the expiration date of the Receivables Facility was extended to October 18, 2024. The Receivables Facility provides Energy Services with the ability to borrow up to $200 million of eligible receivables during the period October 20, 2023 to April 30, 2024, and up to $100 million of eligible receivables during the period May 1, 2024 to October 18, 2024. Energy Services uses the Receivables Facility to fund working capital, margin calls under commodity futures contracts, capital expenditures, dividends and for general corporate purposes.
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
At September 30, 2023, the outstanding balance of trade receivables was $62 million, $46 million of which were sold to the bank. At September 30, 2022, the outstanding balance of trade receivables was $101 million, none of which was sold to the bank. Amounts sold to the bank are reflected as “Short-term borrowings” on the Consolidated Balance Sheet. During Fiscal 2023 and Fiscal 2022, peak sales of receivables were $150 million and $98 million, respectively. During Fiscal 2023 and Fiscal 2022, average daily amounts sold were $46 million and $2 million, respectively.
For further information on the Company’s long-term debt, credit facilities and the Receivables Facility, see Note 6 to Consolidated Financial Statements.
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
Operating Activities:
Year-to-year variations in our cash flows from operating activities can be significantly affected by changes in operating working capital, especially during periods with significant changes in energy commodity prices. Cash flows from operating activities in Fiscal 2023 and Fiscal 2022 were $1,107 million and $716 million, respectively. The increase in cash flow from operations principally reflects greater cash flow from changes in operating working capital offset in part by higher net derivative instrument collateral repayments. Cash flows from operating activities before changes in operating working capital were $1,258 million in Fiscal 2023 and $1,269 million in Fiscal 2022. Changes in operating working capital and collateral deposits used operating cash flow of $151 million in Fiscal 2023 compared to $553 million of cash flow used in Fiscal 2022. The significant decrease in cash used to fund changes in operating working capital principally reflects lower cash used to fund changes in accounts receivable and inventories partially offset by a significant increase in collateral deposit repayments and cash required to fund changes in accounts payable. These changes in operating working capital and collateral deposits principally reflect the effects of the previously mentioned significant decrease in commodity energy prices during Fiscal 2023, principally at UGI International and Midstream & Marketing.
Investing Activities:
Investing activity cash flow is principally affected by cash expenditures for property, plant and equipment; cash paid for acquisitions of businesses and assets; investments in equity method investees; and cash proceeds from sales and retirements of property, plant and equipment. Cash expenditures for property, plant and equipment totaled $974 million in Fiscal 2023 and $804 million in Fiscal 2022. The increase in cash payments for property, plant and equipment in Fiscal 2023 compared with Fiscal 2022 principally reflects higher cash capital expenditures in our Midstream & Marketing segment due in large part to the investments in committed renewable energy projects and new LNG facilities and, to a lesser extent, slightly higher cash capital expenditures at our Utilities segment. Cash used for acquisitions of businesses and assets in Fiscal 2023 reflects a small acquisition in Europe while Fiscal 2022 includes the Stonehenge Acquisition and the Pennant Acquisition. Cash used for investments in equity method investees was $146 million in Fiscal 2023 compared to $47 million in Fiscal 2022 principally reflecting investments in biomass and renewable energy projects at our Midstream & Marketing reportable segment and, to a much lesser extent, our investment in a renewable energy joint venture at UGI International. Cash inflows associated with investing activities during Fiscal 2023 and Fiscal 2022 also includes cash received from the settlement of certain forward foreign currency contracts previously designated as net investment hedges.
Financing Activities:
Changes in cash flow from financing activities are primarily due to issuances and repayments of long-term debt; net short-term borrowings; dividends on UGI Common Stock; quarterly payments on outstanding Purchase Contracts; and issuances and repurchases of equity instruments.

Cash flow used by financing activities was $168 million in Fiscal 2023 compared to cash flow used by financing activities of $51 million in Fiscal 2022. Fiscal 2023 activities include (1) entering into the previously mentioned UGI International 2023 Credit Facilities Agreement in March 2023 and the concurrent repayment of borrowings under the UGI International Credit Facilities Agreement (a predecessor agreement); (2) entering into the previously mentioned Energy Services Amended Term Loan Agreement in February 2023 and the concurrent repayment of amounts outstanding under the Energy Services variable rate term loan; and (3) the May 2023 issuance of $500 million principal amount of AmeriGas Partners’ 9.375% Senior Notes and the repayment of the $675 million aggregate principal balance of AmeriGas Partners 5.625% Senior Notes. During Fiscal 2022, UGI International issued €400 million principal amount of senior notes and Utilities issued a combined $215 million principal amount of senior notes. Proceeds from the Fiscal 2022 UGI International senior notes were used to repay existing long-term debt, while proceeds from the Utilities notes were used to reduce short-term borrowings and for general corporate purposes. In Fiscal 2023 and Fiscal 2022, the Company had aggregate net borrowings from credit facilities and the Receivables Facility totaling $267 million and $1 million, respectively.
Capital Expenditures
In the following table, we present capital expenditures (which exclude acquisitions of businesses and assets) for Fiscal 2023 and Fiscal 2022. We also provide amounts we expect to spend in Fiscal 2024. We expect to finance a substantial portion of our Fiscal 2024 capital expenditures from cash generated by operations and cash on hand.

(Millions of dollars)	2024 (estimate)	2023	2022
AmeriGas Propane	$100	$134	$128
UGI International	70	129	107
Midstream & Marketing	163	130	38
Utilities	499	563	562
Total	$832	$956	$835

The increases in capital expenditures at Midstream & Marketing in Fiscal 2023, and the projected increase in Fiscal 2024, reflect increased levels of capital expenditures associated with investments in renewable energy projects and in new LNG facilities.

Contractual Cash Obligations and Commitments
The Company has contractual cash obligations that extend beyond Fiscal 2023. The following table presents contractual cash obligations with non-affiliates under agreements existing as of September 30, 2023:

	Payments Due by Period
(Millions of dollars)	Total	Fiscal 2024	Fiscal 2025 - 2026	Fiscal 2027 - 2028	Thereafter
Short-term borrowings (a)	$649	$649	$—	$—	$—
Long-term debt (a)	6,647	57	2,651	1,468	2,471
Interest on long-term fixed-rate debt (a)(b)(c)	2,183	381	600	309	893
Operating leases	502	104	158	110	130
AmeriGas Propane supply contracts	10	10	—	—	—
UGI International supply contracts	464	464	—	—	—
Midstream & Marketing supply contracts	1,020	277	199	120	424
Utilities construction, supply, storage and transportation contracts	401	173	116	67	45
Derivative instruments (d)	99	69	29	1	—
Total	$11,975	$2,184	$3,753	$2,075	$3,963
(a)Based upon stated maturity dates for debt outstanding at September 30, 2023.
(b)Based upon stated interest rates adjusted for the effects of interest rate swaps.
(c)Calculated using applicable interest rates or forward interest rate curves, and UGI’s and its subsidiaries’ leverage ratios, as of September 30, 2023.

(d)Represents the sum of amounts due if derivative instrument liabilities were settled at the September 30, 2023 amounts reflected in the Consolidated Balance Sheet (but excluding amounts associated with interest rate contracts).
“Other noncurrent liabilities” included in our Consolidated Balance Sheet at September 30, 2023, principally comprise operating lease liabilities (see Note 15 to Consolidated Financial Statements); regulatory liabilities (see Note 9 to Consolidated Financial Statements); refundable tank and cylinder deposits (as further described in Note 2 to Consolidated Financial Statements under the caption “Refundable Tank and Cylinder Deposits”); litigation, property and casualty liabilities and obligations under environmental remediation agreements (see Note 16 to Consolidated Financial Statements); pension and other postretirement benefit liabilities recorded in accordance with accounting guidance relating to employee retirement plans (see Note 8 to Consolidated Financial Statements); and liabilities associated with executive compensation plans (see Note 14 to Consolidated Financial Statements). These liabilities, with the exception of operating lease liabilities, are not included in the table of Contractual Cash Obligations and Commitments because they are estimates of future payments and not contractually fixed as to timing or amount. Required minimum contributions to the U.S. Pension Plans (as further described below under “U.S. Pension Plans”) in Fiscal 2024 are $22 million. Required minimum contributions to the U.S. Pension Plans in years beyond Fiscal 2024 will depend, in large part, on the impacts of future returns on pension plan assets and interest rates on pension plan liabilities.
U.S. Pension Plans
The U.S. Pension Plans consist of (1) a defined benefit pension plan for employees hired prior to January 1, 2009, of UGI, UGI Utilities, and certain of UGI’s other domestic wholly owned subsidiaries, and (2) a defined benefit pension plan for Mountaineer employees hired prior to January 1, 2023. The fair values of the U.S. Pension Plans’ assets totaled $539 million and $525 million at September 30, 2023 and 2022, respectively. At September 30, 2023 and 2022, the underfunded positions of the U.S. Pension Plans, defined as the excess of the PBO over the U.S. Pension Plans’ assets, were $55 million and $82 million, respectively.
We believe we are in compliance with regulations governing defined benefit pension plans, including the ERISA rules and regulations. Required minimum contributions to the U.S. Pension Plans in Fiscal 2024 is $22 million.
GAAP guidance associated with pension and other postretirement plans generally requires recognition of an asset or liability in the statement of financial position reflecting the funded status of pension and other postretirement benefit plans with current year changes recognized in shareholders’ equity unless such amounts are subject to regulatory recovery. At September 30, 2023, we have recorded pre-tax credits to UGI Corporation’s stockholders’ equity of $4 million and recorded regulatory assets totaling $111 million in order to reflect the funded status of the U.S. Pension Plans. For a more detailed discussion of the U.S. Pension Plans and our other postretirement benefit plans, see Note 8 to Consolidated Financial Statements.

Related Party Transactions
During Fiscal 2023 and Fiscal 2022, we did not enter into any related-party transactions that had a material effect on our financial condition, results of operations or cash flows.

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

Utility Regulatory Matters
UGI Utilities. On January 27, 2023, Electric Utility filed a request with the PAPUC to increase its annual base distribution revenues by $11 million. On September 21, 2023, the PAPUC issued a final order approving a settlement providing for a $9 million annual base distribution rate increase for Electric Utility, effective October 1, 2023.
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
Mountaineer. On July 31, 2023, Mountaineer submitted its 2023 IREP filing to the WVPSC requesting recovery of $10 million, an increase of $6 million, for costs associated with capital investments after December 31, 2022, that total $131 million, including $67 million in calendar year 2024. With new base rates expected to be effective January 1, 2024, revenues from IREP rates would decrease by $12 million. The filing included capital investments totaling $383 million over the 2024 - 2028 period.
On March 6, 2023, Mountaineer submitted a base rate case filing with the WVPSC seeking a net revenue increase of $20 million, which consisted of an increase in base rates of $38 million and a decrease in the IREP rates of $18 million annually to be effective on April 5, 2023. On March 31, 2023, the WVPSC suspended the effective date of the requested rate change increase until January 1, 2024 to allow for a full review of the filing. On October 6, 2023, Mountaineer filed a joint stipulation and agreement for settlement of the base rate case, which included a $14 million net revenue increase. An order from the Commission is expected in December and new rates will take effect on January 1, 2024.
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
Other Matters
West Reading, Pennsylvania Explosion. On March 24, 2023, an explosion occurred in West Reading, Pennsylvania which resulted in seven fatalities, significant injuries to eleven others, and extensive property damage to buildings owned by R.M. Palmer, a local chocolate manufacturer, and other neighboring structures. The NTSB and the PAPUC are investigating the West Reading incident. On July 18, 2023, the NTSB issued an Investigative Update in its ongoing investigation. The report identifies a fracture in a retired UGI gas service tee and a fracture in a nearby steam system, but it does not address causation of the fractures or the explosion. The NTSB investigative team includes representatives from the Company, the PAPUC, the local fire department and the Pipeline and Hazardous Materials Safety Administration. The Company is cooperating with the investigation. The NTSB may invite other parties to participate. In September 2023, OSHA closed their investigation of this matter, without any finding pertaining to UGI Utilities.
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
Regarding these pending claims and legal actions, the Company does not believe, at this early stage, that there is sufficient information available to reasonably estimate a range of loss, if any, or conclude that the final outcome of these matters will or will not have a material effect on our financial statements.

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

In order to manage market price risk relating to substantially all of Midstream & Marketing’s fixed-price sale contracts for physical natural gas and electricity, Midstream & Marketing enters into NYMEX, ICE and over-the-counter natural gas and electricity futures and option contracts, and natural gas basis swap contracts or enters into fixed-price supply arrangements. Midstream & Marketing also uses NYMEX and over-the-counter electricity futures contracts to economically hedge a portion of its anticipated sales of electricity from its electricity generation facilities. Although Midstream & Marketing’s fixed-price supply arrangements mitigate significant risks associated with its fixed-price sales contracts, should any of the suppliers under these arrangements fail to perform, increases, if any, in the cost of replacement natural gas or electricity would adversely impact Midstream & Marketing’s results. Any volume deviations from the amounts forecasted under fixed-price requirement sale contracts, would introduce price risks, which could adversely impact Midstream & Marketing’s results. In order to reduce this risk of supplier nonperformance, Midstream & Marketing has diversified its purchases across a number of suppliers. UGI International’s natural gas and electricity marketing businesses also use natural gas and electricity futures and forward contracts to economically hedge market risk associated with a substantial portion of anticipated volumes under fixed-price sales and purchase contracts. See Note 5 to Consolidated Financial Statements regarding recent transactions related to UGI International’s energy marketing business.

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

Our variable-rate debt at September 30, 2023, includes revolving credit facility borrowings and variable-rate term loans at UGI International, Utilities, Energy Services and UGI Corporation. These debt agreements have interest rates that are generally indexed to short-term market interest rates. We have entered into pay-fixed, receive-variable interest rate swap agreements on all or a significant portion of the term loans’ principal balances and all or a significant portion of the term loans’ tenor. We have designated these interest rate swaps as cash flow hedges. At September 30, 2023, combined borrowings outstanding under variable-rate debt agreements, excluding the previously mentioned effectively fixed-rate debt, totaled $1,272 million. Based upon average borrowings outstanding under variable-rate borrowings (excluding effectively fixed-rate term loan debt), an increase in short-term interest rates of 100 basis points (1%) would have increased our Fiscal 2023 interest expense by approximately $12 million. The remainder of our debt outstanding is subject to fixed rates of interest. A 100 basis point increase in market interest rates would result in decreases in the fair value of this fixed-rate debt of approximately $160 million at September 30, 2023. A 100 basis point decrease in market interest rates would result in increases in the fair value of this fixed-rate debt of approximately $220 million at September 30, 2023.

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

Foreign Currency Exchange Rate Risk
Our primary currency exchange rate risk is associated with the USD versus the euro and, to a lesser extent, the USD versus the British pound sterling. The USD value of our foreign currency denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. From time to time, we use derivative instruments to hedge portions of our net investments in foreign subsidiaries, including anticipated foreign currency denominated dividends. Gains or losses on these net investment hedges remain in AOCI until such foreign operations are sold or liquidated. With respect to our net investments in our UGI International operations, a 10% decline in the value of the associated foreign currencies versus the USD would reduce their aggregate net book value at September 30, 2023, by approximately $70 million, which amount would be reflected in other comprehensive income. We have designated certain euro-denominated borrowings as net investment hedges.
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
We have concentrations of credit risk associated with derivative instruments and we evaluate the creditworthiness of our derivative counterparties on an ongoing basis. As of September 30, 2023, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was $298 million. In general, many of our over-the-counter derivative instruments and all exchange contracts call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At September 30, 2023, we had received cash collateral from derivative instrument counterparties totaling $40 million. In addition, we may have offsetting derivative liabilities and certain accounts payable balances with certain of these counterparties, which further mitigates the previously mentioned maximum amount of losses. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At September 30, 2023, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.
The following table summarizes the fair values of unsettled market risk sensitive derivative instrument assets (liabilities) held at September 30, 2023 and changes in their fair values due to market risks. Certain of UGI Utilities’ commodity derivative instruments are excluded from the table below because any associated net gains or losses are refundable to or recoverable from customers in accordance with UGI Utilities ratemaking.

	Asset (Liability)
(Millions of dollars)	Fair Value	Change in Fair Value
September 30, 2023
Commodity price risk (1)	$(40)	$(148)
Interest rate risk (2)	$28	$(16)
Foreign currency exchange rate risk (3)	$36	$(46)
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
During the third quarter of Fiscal 2023, the Company identified interim impairment indicators related to goodwill within the AmeriGas Propane reporting unit: (1) AmeriGas Partners issued $500 million of Senior Notes at an interest rate of 9.375%, which was significantly higher than the interest rates on the other AmeriGas Propane debt obligations; and (2) financial projections for the AmeriGas Propane reporting unit were reduced significantly compared to previous forecasts following declines in gross margins and customer retention and higher operating expenses. The Company concluded that these events constituted triggering events that indicate that the AmeriGas Propane goodwill may be impaired and, as such, performed an interim impairment test of its goodwill as of May 31, 2023.

Using level 3 inputs, we performed a quantitative assessment of the AmeriGas Propane reporting unit using a weighting of the income and market approaches to determine its fair value. With respect to the income approach, management used a discounted cash flow (“DCF”) method, using unobservable inputs. The significant assumptions in our DCF model include projected EBITDA and a discount rate (and estimates in the discount rate inputs). With respect to the market approach, management used recent transaction market multiples for similar companies in the U.S. The resulting estimates of fair value from the income approach and the market approach were then weighted equally in determining the overall estimated fair value of AmeriGas Propane.

Based on our evaluation, the estimated fair value of the AmeriGas Propane reporting unit was determined to be less than its carrying value. As a result, the Company recorded a non-cash pre-tax goodwill impairment charge of $656 million, included in “Impairment of goodwill” on the Fiscal 2023 Consolidated Statement of Income, to reduce the carrying value of AmeriGas Propane to its fair value. The Company calculated the deferred tax effect using the simultaneous equation method.

The performance of the AmeriGas Propane reporting unit and the potential for future developments in the global economic environment, including the prospect of higher interest rates, introduces a heightened risk for additional impairment in the AmeriGas Propane reporting unit. If there is continued deterioration in the results of operations, a portion or all of the remaining recorded goodwill for the AmeriGas Propane reporting unit, which was $1.3 billion as of September 30, 2023, could be subject to further impairment.
With respect to UGI International's Fiscal 2023 goodwill impairment test, the Company bypassed the qualitative assessment and performed a quantitative assessment. Such assessment used a weighting of income and market approaches to determine fair value. With respect to the income approach, management used a discounted cash flow (“DCF”) method, using unobservable inputs. The significant assumptions in our DCF model include projected EBITDA, and a discount rate (and estimates in the discount rate inputs). With respect to the market approach, management used recent transaction market multiples for similar companies. Based on our evaluation, we determined that UGI International’s fair value exceeded its carrying value by approximately 10%. While the Company believes that its judgments used in the quantitative assessment of UGI International’s fair value are reasonable based upon currently available facts and circumstances, if UGI International were not able to achieve its anticipated results and/or if its discount rate were to increase, its fair value would be adversely affected, which may result in an impairment. There is approximately $911 million of goodwill in this reporting unit as of September 30, 2023. The Company will continue to monitor its reporting units and related goodwill for any possible future non-cash impairment charges.
As of September 30, 2023, our goodwill totaled $3,027 million. Except for the previously mentioned impairment charge of $656 million at the AmeriGas Propane reporting unit, no other impairments of goodwill were recognized in Fiscal 2023 and Fiscal 2022.
Impairment of Long-Lived Assets. An impairment test for long-lived assets (or an asset group) is required when circumstances indicate that such assets may be impaired. If it is determined that a triggering event has occurred, we perform a recoverability test based upon estimated undiscounted cash flow projections expected to be realized over the remaining useful life of the long-lived asset. If the undiscounted cash flows used in the recoverability test are less than the long-lived asset's carrying amount, we determine its fair value. If the fair value is determined to be less than its carrying amount, the long-lived asset is reduced to its estimated fair value and an impairment loss is recognized in an amount equal to such shortfall. When determining whether a long-lived asset has been impaired, management groups assets at the lowest level that has identifiable cash flows that are independent of other assets. Performing an impairment test on long-lived assets involves judgment in areas such as identifying when a triggering event requiring evaluation occurs; identifying and grouping assets; and, if the undiscounted cash flows used in the recoverability test are less than the long-lived asset's carrying amount, determining the fair value of the long-lived asset. Although cash flow estimates are based upon relevant information at the time the estimates are made, estimates of future cash flows are by nature highly uncertain and contemplate factors that change over time such as the expected use of the asset including future production and sales volumes, expected fluctuations in prices of commodities and expected proceeds from disposition.
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
No material provisions for impairments of long-lived assets were recorded during Fiscal 2023 and Fiscal 2022.
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
Regulatory Assets and Liabilities. The accounting for our rate regulated gas and electric utility businesses differs from the accounting for nonregulated operations in that these businesses are required to reflect the effects of rate regulation in the consolidated financial statements. Regulatory practices that assign costs to accounting periods may differ from accounting methods generally applied by nonregulated businesses. When it is probable that regulators will permit the recovery of current costs through future rates charged to customers, these costs that otherwise would be expensed by nonregulated companies are deferred as regulatory assets. Similarly, regulatory liabilities are recognized when it is probable that regulators will require customer refunds through future rates or when revenue is collected from customers for expenditures that have yet to be incurred. We continually assess whether the regulatory assets are probable of future recovery by evaluating the regulatory environment, recent rate orders and public statements issued by the PAPUC, WVPSC and MDPSC, and discussions with regulatory authorities and legal counsel. If future recovery of regulatory assets ceases to be probable, the elimination of those regulatory assets would adversely impact our results of operations and cash flows. As of September 30, 2023, our regulatory assets and regulatory liabilities totaled $347 million and $366 million, respectively. For additional information on regulatory assets and liabilities, see Notes 2 and 9 to Consolidated Financial Statements.
Income Taxes. We use the asset and liability method of accounting for income taxes. We recognize the tax benefits from income tax positions that have a greater than more likely than not likelihood of being sustained upon examination by the taxing authorities. A liability is recorded for uncertain tax positions where it is more likely than not the position may not be sustained based on its technical merits. We use assumptions, judgments and estimates to determine our current provision for income taxes. We also use assumptions, judgments and estimates to determine our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. The interpretation of tax laws involves uncertainty since tax authorities may interpret the laws differently. Our assumptions, judgments and estimates relative to the current provision for income tax give consideration to current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation thereof and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the amount of deferred income taxes take into account estimates of the amount of future taxable income. Actual taxable income or future estimates of taxable income could render our current assumptions, judgments and estimates inaccurate. Changes in the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ significantly from our estimates. As of September 30, 2023, our net deferred tax liabilities totaled $871 million.
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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)The Company's disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of September 30, 2023, were effective at the reasonable assurance level.

(b)Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment, including testing, of the Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

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

Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2023, based on the COSO criteria. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023. This report is set forth below.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of UGI Corporation

Opinion on Internal Control Over Financial Reporting
We have audited UGI Corporation and subsidiaries’ internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, UGI Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended September 30, 2023, and the related notes and the financial statement schedules listed in the Index at Item 15(a) and our report dated November 28, 2023 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
November 28, 2023

ITEM 9B. OTHER INFORMATION
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation-S-K. Further, during the three months ended September 30, 2023, the Company did not adopt or terminate a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation-S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable

PART III:

ITEMS 10 THROUGH 14.

In accordance with General Instruction G(3), and except as set forth below, the information required by Items 10, 11, 12, 13 and 14 is incorporated in this Report by reference to the following portions of UGI’s Proxy Statement, which will be filed with the SEC by December 31, 2023.

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

Equity Compensation Table

The following table sets forth information as of the end of Fiscal 2023 with respect to compensation plans under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,358,125	(1)	$42.58		16,014,039	(2)
	1,502,253	(3)	$0
Equity compensation plans not approved by security holders	—
Total	9,860,378		$42.58	(4)

(1)Represents 8,358,125 stock options under the UGI Corporation 2021 Incentive Award Plan, which supersedes and replaces the UGI Corporation 2013 Omnibus Incentive Compensation Plan. The UGI Corporation 2021 Incentive Award Plan was approved by shareholders on January 29, 2021.
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
(3)Represents 1,502,253 restricted stock units under the UGI Corporation 2021 Incentive Award Plan.
(4)Weighted-average exercise price of outstanding options; excludes restricted stock units.
The information concerning the Company’s executive officers required by Item 10 is set forth below.
EXECUTIVE OFFICERS

Name	Age	Position
Roger Perreault	59	President and Chief Executive Officer
Sean P. O’Brien	54	Chief Financial Officer
Robert F. Beard, Jr.	58	Chief Operations Officer of UGI Corporation, President, AmeriGas Propane, Inc. and Chief Executive Officer of UGI Utilities, Inc.
John Koerwer	63	Chief Information Officer
Kathleen Shea Ballay	58	General Counsel and Chief Legal Officer
Jean Felix Tematio Dontsop	47	Vice President - Chief Accounting Officer and Corporate Controller
Judy A. Zagorski	60	Chief Human Resources Officer
All officers are elected for a one-year term at the organizational meeting of the Board of Directors held each year.

There are no family relationships between any of the officers or between any of the officers and any of the directors.

Roger Perreault

Mr. Perreault is a Director and President and Chief Executive Officer of UGI Corporation (since 2021). Mr. Perreault previously served as Executive Vice President, Global LPG (2018 to 2021) and President - UGI International, LLC (2015 to 2021). Prior to joining UGI Corporation, Mr. Perreault held various positions at Air Liquide, an industrial gases company he joined in 1994, and served in various leadership positions from 2008 to 2014, including in a global role as President, Large Industries with international responsibilities and, prior to that, in a role with responsibility for Air Liquide’s North American large industries business. Prior to joining Air Liquide, Mr. Perreault was a chemical engineer and operations manager with I.C.I. in Quebec, Canada.

Sean P. O’Brien

Mr. O’Brien is Chief Financial Officer of UGI Corporation (since 2023). Prior to joining UGI Corporation, Mr. O’Brien held various leadership positions at DCP Midstream, which he joined in 2009, including Group Vice President and Chief Financial Officer (2012 to 2023), Senior Vice President, Treasurer (2011 to 2012) and Vice President, Financial Planning and Analysis (2009 to 2011). Prior to joining DCP Midstream, Mr. O’Brien served in financial roles of increasing responsibility at Duke Energy, including Divisional Chief Financial Officer, Commercial Business (2006 to 2009), and Vice President and Controller, Duke Energy Generation Services (2005 to 2006). Mr. O’Brien is a certified public accountant with over 25 years of financial experience and energy industry experience.

Robert F. Beard, Jr.

Mr. Beard is Chief Operations Officer of UGI Corporation (since 2022), President, AmeriGas Propane, Inc. (since 2023) and Chief Executive Officer of UGI Utilities, Inc. (since 2011). He joined UGI in 2008 and most recently served as Executive Vice President, Natural Gas, Global Engineering & Construction and Procurement of UGI Corporation (2021-2022) and Chief Executive Officer of Mountaineer Gas Company (2021-2022). Prior, he was Executive Vice President, Natural Gas of UGI Corporation (2018-2021) and previously served as President (2011- 2020), Vice President - Marketing, Rates and Gas Supply (2010-2011) and Vice President - Southern Region (2008-2010) of UGI Utilities, Inc. Before joining UGI, Mr. Beard served as Vice President - Operations and Engineering of PPL Gas Utilities Corporation (2006-2008) and as Director - Operations and Engineering of PPL Gas Utilities Corporation (2002-2006).

John Koerwer

Mr. Koerwer is the Chief Information Officer of UGI Corporation (since 2020). Mr. Koerwer joined UGI as Vice President, Information Technology, for UGI International in 2016 and later was named Group CIO for UGI Corporation, responsible for the global IT strategy, operations, products and services to support both the domestic and international businesses units. Over a 30-year career in Information Technology, Mr. Koerwer has demonstrated leadership in leading transformations and aligning strategy and performance with diverse, global teams. Previously, Mr. Koerwer served in multiple IT/IS leadership roles for The Linde Group, a multi-national industrial gas company based in Munich, Germany.

Kathleen Shea Ballay

Ms. Shea Ballay is the General Counsel and Chief Legal Officer of UGI Corporation (since 2023). Prior to joining UGI Corporation, Ms. Shea Ballay served as General Counsel, Secretary and Chief Compliance Officer at Lotus Midstream, LLC, an independent energy company focused on the development of midstream infrastructure and distribution (2018 to 2023). Ms. Shea Ballay also served in various positions at Sunoco, including as Senior Vice President, General Counsel and Corporate Secretary at Sunoco Logistics Partners L.P. (2010 to 2017), and Deputy General Counsel, Assistant General Counsel & Chief Commercial Counsel & Chair, Corporate Transactions and Securities Group at Sunoco, Inc. (2005 to 2010). Prior to joining Sunoco, she spent 12 years as a Partner, Of Counsel and Associate at the law firm of Pepper Hamilton LLP (1993 to 2005).

Jean Felix Tematio Dontsop

Mr. Tematio Dontsop is the Vice President, Chief Accounting Officer and Controller of UGI Corporation (since 2021). Mr. Tematio Dontsop most recently served as Vice President of Internal Audit for West Pharmaceuticals Services, Inc. in Exton, Pennsylvania (2020 to 2021). Previously, he held several roles of increasing responsibility over 15 years with PricewaterhouseCoopers, based in Philadelphia, Pennsylvania and Paris, France, including Audit Director (2019 to 2020) and Audit Senior Manager (2011 to 2019). Mr. Tematio Dontsop also worked earlier in his career as an auditor for KPMG, based in Paris.

Judy A. Zagorski

Ms. Zagorski is the Chief Human Resources Officer of UGI Corporation (since 2020). Previously, Ms. Zagorski served as Executive Vice President, Global Human Resources & CHRO at Church & Dwight, a major manufacturer of household products headquartered in Ewing, New Jersey (2017 to 2020). Prior to joining Church & Dwight, Ms. Zagorski held the positions of Senior Vice President - Human Resources and Vice President - Human Resources, Development and Strategy at BASF (2011 to 2017).

PART IV:

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as part of this report:

(1)Financial Statements:
Included under Item 8 are the following financial statements and supplementary data:
Management’s Annual Report on Consolidated Financial Statements and Schedules
Report of Independent Registered Public Accounting Firm (PCAOB ID:42) (on Consolidated Financial Statements and Schedules)
Consolidated Balance Sheets as of September 30, 2023 and 2022
Consolidated Statements of Income for the years ended September 30, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income for the years ended September 30, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended September 30, 2023, 2022 and 2021
Consolidated Statements of Changes in Equity for the years ended September 30, 2023, 2022 and 2021
Notes to Consolidated Financial Statements

(2)Financial Statement Schedules:
I — Condensed Financial Information of Registrant (Parent Company)
II — Valuation and Qualifying Accounts for the years ended September 30, 2023, 2022 and 2021
We have omitted all other financial statement schedules because the required information is (1) not present; (2) not present in amounts sufficient to require submission of the schedule; or (3) included elsewhere in the financial statements or related notes.

(3)List of Exhibits:

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
3.1	(Second) Amended and Restated Articles of Incorporation of the Company as amended through June 6, 2005.	UGI	Form 10-Q (6/30/05)	3.1
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of UGI Corporation.	UGI	Form 8-K (7/29/14)	3.1
3.3	Amended and Restated Bylaws of UGI Corporation, effective as of May 3, 2023.	UGI	Form 8-K (5/3/23)	3.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
3.4	Statement with Respect to Shares of the Company with respect to the Convertible Preferred Stock, filed with the Secretary of the Commonwealth of Pennsylvania and effective on May 25, 2021.	UGI	Form 8-K (5/25/21)	3.1
3.5	Statement with Respect to Shares of the Company with respect to the Series B Preferred Stock, filed with the Secretary of the Commonwealth of Pennsylvania and effective on May 25, 2021.	UGI	Form 8-K (5/25/21)	3.2
4.1	Instruments defining the rights of security holders, including indentures. (The Company agrees to furnish to the Commission upon request a copy of any instrument defining the rights of holders of long-term debt not required to be filed pursuant to Item 601(b)(4) of Regulation S-K).
4.2	The description of the Company’s Common Stock contained in the Company’s registration statement filed under the Securities Exchange Act of 1934, as amended.	UGI	Form 8-B/A (4/17/96)	3.(4)
4.3	UGI Corporation’s (Second) Amended and Restated Articles of Incorporation, as amended, and Bylaws referred to in 3.1, 3.2, and 3.3 above.
4.4	Indenture, dated as of August 1, 1993, by and between UGI Utilities, Inc., as Issuer, and U.S. Bank National Association, as successor trustee, incorporated by reference to the Registration Statement on Form S-3 filed on April 8, 1994.	Utilities	Registration Statement No. 33-77514 (4/8/94)	4(c)
4.5	Supplemental Indenture, dated as of September 15, 2006, by and between UGI Utilities, Inc., as Issuer, and U.S. Bank National Association, successor trustee to Wachovia Bank, National Association.	Utilities	Form 8-K (9/12/06)	4.2
4.6	Form of Note Purchase Agreement dated October 30, 2013 between the Company and the purchasers listed as signatories thereto.	Utilities	Form 8-K (10/30/13)	4.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
4.7	Note Purchase Agreement dated April 22, 2016 between the Company and the purchasers listed as signatories thereto.	Utilities	Form 8-K (4/28/16)	4.1
4.8	Indenture, dated as of June 27, 2016, among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (6/27/16)	4.1
4.9	First Supplemental Indenture, dated as of June 27, 2016, among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (6/27/16)	4.2
4.10	Second Supplemental Indenture, dated as of December 28, 2016, among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee (including form of global note).	AmeriGas Partners, L.P.	Form 8-K (12/28/16)	4.1
4.11	Third Supplemental Indenture, dated as of February 13, 2017, among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee (including form of global note).	AmeriGas Partners, L.P.	Form 8-K (2/13/17)	4.1
4.12	Indenture, dated as of October 25, 2018, by and among International, the guarantors named therein, U.S. Bank National Association, as trustee, Elavon Financial Services DAC, as registrar and transfer agent, and Elavon Financial Services DAC, UK Branch, as paying agent (including the form of Note).	UGI	Form 8-K (10/25/18)	4.1
4.13	Indenture, dated as of December 7, 2021, by and among UGI International, LLC, the guarantors named therein, U.S. Bank National Association, as trustee, Elavon Financial Services DAC, as registrar and transfer agent, and Elavon Financial Services DAC, UK Branch, as paying agent (including the form of Note).	UGI	Form 8-K (12/7/21)	4.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
4.14	Indenture, dated as of May 31, 2023, by and among AmeriGas Partners, L.P. and AmeriGas Finance Corp. (the Issuers) and U.S. Bank Trust Company, National Association, as trustee (including the form of 2028 Notes).	UGI	Form 8-K (5/31/23)	4.1
4.15	Form of Note Purchase Agreement dated December 21, 2018 between the Company and the purchasers listed as signatories thereto.	UGI	Form 10-Q (12/31/18)	4.1
4.16	Note Purchase Agreement, dated as of March 19, 2020, by and among the Company and the purchasers listed as signatories thereto.	UGI	Form 8-K (3/19/20)	4.1
4.17	Note Purchase Agreement, dated May 7, 2021, by and among UGI Utilities, Inc. and the purchasers listed as signatories thereto.	UGI	Form 8-K (5/4/21)	4.1
4.18	Note Purchase Agreement, dated June 30, 2022, by and among UGI Utilities, Inc. and the purchasers listed as signatories thereto.	UGI	Form 8-K (6/30/22)	4.1
4.19	Note Purchase Agreement, dated June 30, 2022, by and among Mountaineer Gas Company and the purchasers listed as signatories thereto.	UGI	Form 8-K (6/30/22)	4.2
*4.20
Acknowledgement, dated as of October 23, 2023, to the Note Purchase Agreement, dated as of June 30, 2022, by and among Mountaineer Gas Company, Teachers Insurance and Annuity Association of America and The Lincoln National Life Insurance Company.

4.21	Purchase Contract and Pledge Agreement, dated May 25, 2021, between the Company and U.S. Bank National Association, as purchase contract agent, collateral agent, custodial agent and securities intermediary.	UGI	Form 8-K (5/25/21)	4.1
4.22	Form of Corporate Unit (included as Exhibit A to Exhibit 4.21 hereto).	UGI	Form 8-K (5/25/21)	4.2
4.23	Form of Treasury Unit (included as Exhibit B to Exhibit 4.21 hereto).	UGI	Form 8-K (5/25/21)	4.3

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
4.24	Form of Cash Settled Unit (included as Exhibit C to Exhibit 4.21 hereto).	UGI	Form 8-K (5/25/21)	4.4
4.25	Form of Series A Cumulative Perpetual Convertible Preferred Stock Certificate.	UGI	Form 8-K (5/25/21)	4.5
4.26	Form of Series B Cumulative Perpetual Preferred Stock Certificate.	UGI	Form 8-K (5/25/21)	4.6
4.27	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	UGI	Form 10-K (9/30/21)	4.22
10.1**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of September 5, 2014.	UGI	Form 10-K (9/30/16)	10.25
10.2**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of September 5, 2014 - Terms and Conditions as effective January 1, 2016.	UGI	Form 10-K (9/30/16)	10.26
10.3**	UGI Corporation 2009 Deferral Plan, as Amended and Restated effective June 15, 2017.	UGI	Form 10-Q (6/30/17)	10.6
10.4**	UGI Corporation 2009 Supplemental Executive Retirement Plan for New Employees, as Amended and Restated as of June 15, 2017.	UGI	Form 10-Q (6/30/17)	10.1
10.5**	UGI Corporation 2013 Omnibus Incentive Compensation Plan, effective as of September 5, 2014.	UGI	Form 10-K (9/30/16)	10.30
10.6**	UGI Corporation 2013 Omnibus Incentive Compensation Plan, Terms and Conditions for Non-Employee Directors, effective January 1, 2019.	UGI	Form 10-Q (3/31/19)	10.6
10.7**	UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan, as Amended and Restated effective April 1, 2015.	UGI	Form 10-K (9/30/17)	10.26
10.8**	UGI Corporation Executive Annual Bonus Plan as amended November 15, 2018.	UGI	Form 10-Q (3/31/19)	10.7
10.9**	UGI Corporation 2021 Incentive Award Plan.	UGI	Form S-8 (2/4/21)	4.4
10.10**	UGI Corporation 2021 Incentive Award Plan, Terms and Conditions for Non-Employee Directors, effective February 1, 2021.	UGI	Form 10-K (9/30/22)	10.10

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.11**	UGI Corporation Executive Severance Plan, as effective October 1, 2021.	UGI	Form 8-K (9/29/21)	10.1
10.12**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for all US Employees.	UGI	Form 10-Q (3/31/21)	10.1
10.13**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Performance Unit Grant Letter for all US Employees.	UGI	Form 10-Q (3/31/21)	10.2
10.14**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Stock Unit Grant Letter for all US Employees.	UGI	Form 10-Q (3/31/21)	10.3
10.15**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for Non-Employee Directors.	UGI	Form 10-Q (3/31/21)	10.4
10.16**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Stock Unit Grant Letter for Non-Employee Directors.	UGI	Form 10-Q (3/31/21)	10.5
10.17**	Form of UGI Corporation 2021 Incentive Award Plan Nonqualified Stock Option Grant Letter for Non-Employee Directors.	UGI	Form 10-K (9/30/22)	10.17
10.18**	Form of UGI Corporation 2021 Incentive Award Plan Restricted Stock Unit Grant Letter for Non-Employee Directors.	UGI	Form 10-K (9/30/22)	10.18
10.19**	Form of UGI Corporation 2021 Incentive Award Plan Nonqualified Stock Option Grant Letter for all US Employees.	UGI	Form 10-Q (6/30/21)	10.1
10.20**	Form of UGI Corporation 2021 Incentive Award Plan Performance Unit Grant Letter for all US Employees.	UGI	Form 10-Q (6/30/21)	10.2
10.21**	Form of UGI Corporation 2021 Incentive Award Plan Stock Unit Grant Letter for all US Employees.	UGI	Form 10-Q (6/30/21)	10.3
10.22**	Form of UGI Corporation 2021 Incentive Award Plan Performance Unit Grant Letter for NEOs (EPS).	UGI	Form 10-Q (3/31/23)	10.3

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.23**	Form of UGI Corporation 2021 Incentive Award Plan Performance Unit Grant Letter for US Employees (TSR).	UGI	Form 10-Q (3/31/23)	10.4
10.24**	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement between UGI Corporation and Mr. Roger Perreault.	UGI	Form 10-Q (6/30/21)	10.4
10.25**	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement between UGI Corporation and Mr. Robert F. Beard.	UGI	Form 10-Q (12/31/22)	10.1
10.26**	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement between UGI Corporation and Ms. Judy Zagorski.	UGI	Form 10-K (9/30/21)	10.31
10.27**	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement between UGI Corporation and Mr. Sean P. O’Brien.	UGI	Form 10-Q (3/31/23)	10.2
*10.28**	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement between UGI Corporation and Mr. John Koerwer.
10.29**	Form of Change in Control Agreement between UGI Corporation and Messrs. Perreault, Beard, O’Brien and Koerwer and Ms. Zagorski.	UGI	Form 10-K (9/30/21)	10.32
10.30	Form of Receivables Purchase Agreement, dated as of November 30, 2001, as amended through and including Amendment No. 18 thereto dated October 27, 2017, by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 10-K (9/30/17)	10.38
10.31	Amendment No. 19, dated as of October 26, 2018, to Receivables Purchase Agreement, dated as of November 30, 2001 (as amended, supplemented or modified from time to time), by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 8-K (10/26/18)	10.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.32	Amendment No. 20, dated as of October 25, 2019, to Receivables Purchase Agreement, dated as of November 30, 2001 (as amended, supplemented or modified from time to time), by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 8-K (10/25/19)	10.1
10.33	Amendment No. 21, dated as of October 23, 2020, to Receivables Purchase Agreement, dated as of November 30, 2001, by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 8-K (10/23/20)	10.1
10.34	Amendment No. 22, dated as of October 22, 2021, to Receivables Purchase Agreement, dated as of November 30, 2001, by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 8-K (10/22/21)	10.1
10.35	Amendment No. 23, dated as of October 21, 2022, to Receivables Purchase Agreement, dated as of November 30, 2001, by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 8-K (10/20/22)	10.2
10.36	Amendment No. 24, dated as of October 20, 2023, to Receivables Purchase Agreement, dated as of November 30, 2001, by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 8-K (10/20/23)	10.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.37	Form of Purchase and Sale Agreement, dated as of November 30, 2001, as amended through and including Amendment No. 4 thereto dated October 1, 2013, by and between UGI Energy Services, LLC and Energy Services Funding Corporation.	UGI	Form 10-K (9/30/17)	10.39
10.38	FSS Service Agreement No. 79028 effective as of December 1, 2019 by and between Columbia Gas Transmission, LLC and UGI Utilities, Inc.	UGI	Form 10-K (9/30/19)	10.40
10.39	SST Service Agreement No. 79133 effective as of December 1, 2019 by and between Columbia Gas Transmission, LLC and UGI Utilities, Inc.	UGI	Form 10-K (9/30/19)	10.41
10.40	Gas Supply and Delivery Service Agreement between UGI Utilities, Inc. and UGI Energy Services, LLC, effective November 1, 2015.	Utilities	Form 10-K (9/30/16)	10.19
10.41	First Amendment, dated November 1, 2020, to Gas Supply and Delivery Service Agreement First Amendment, dated November 1, 2020, to Gas Supply and Delivery Service Agreement between UGI Utilities, Inc. and UGI Energy Services, LLC, effective November 1, 2015. UGI Utilities, Inc. and UGI Energy Services, LLC, effective November 1, 2015.	UGI	Form 10-K (9/30/20)	10.41
10.42	Gas Supply and Delivery Service Agreement between UGI Utilities, Inc. and UGI Energy Services, LLC, effective November 1, 2020.	UGI	Form 10-K (9/30/20)	10.42
10.43	Gas Supply and Delivery Service Agreement between UGI Utilities, Inc. and UGI Energy Services, LLC, effective November 1, 2021.	UGI	Form 10-K (9/30/21)	10.47
10.44	Credit Agreement, dated October 31, 2017, by and among UGI Utilities, Inc., PNC Bank National Association, as administrative agent, The Bank of New York Mellon, as syndication agent, and certain other lenders named therein.	Utilities	Form 8-K (10/31/17)	10.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.45	First Amendment to Credit Agreement, dated July 12, 2022, by and among UGI Utilities, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent.	UGI	Form 8-K (7/21/22)	10.1
10.46	Credit Agreement, dated as of August 13, 2019, by and among UGI Energy Services, LLC, as borrower, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lenders party thereto.	UGI	Form 8-K (8/13/19)	10.1
10.47	First Amendment to Credit Agreement, dated February 23, 2023, by and among UGI Energy Services, LLC, the guarantors party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent.	UGI	Form 8-K (2/23/23)	10.1
10.48	Third Amended and Restated Credit Agreement, dated as of March 6, 2020, by and among UGI Energy Services, LLC, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, National Association, as syndication agent, and Wells Fargo Bank, National Association, as documentation agent.	UGI	Form 8-K (3/6/20)	10.1
10.49	Second Amendment to the Third Amended and Restated Credit Agreement, dated as of May 12, 2023, by and among UGI Energy Services, LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	UGI	Form 8-K (5/12/23)	10.2
10.50	Amended and Restated Credit Agreement, dated as of May 4, 2021, by and among UGI Corporation and JPMorgan Chase Bank, N.A., as administrative agent, Citizens Bank, N.A., PNC Bank, National Association and Wells Fargo Bank, National Association, as co-documentation agents, and the other financial institutions from time to time party thereto.	UGI	Form 8-K (5/4/21)	10.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.51	First Amendment to the Amended and Restated Credit Agreement, dated as of June 23, 2021, by and among UGI Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	UGI	Form 10-Q (6/30/21)	10.6
10.52	Second Amendment to the Amended and Restated Credit Agreement, dated as of May 12, 2023, by and among UGI Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	UGI	Form 8-K (5/12/23)	10.1
10.53	Third Amendment to the Amended and Restated Credit Agreement, dated as of September 20, 2023, by and among UGI Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	UGI	Form 8-K (9/20/23)	10.1
10.54	Credit Agreement, dated as of September 28, 2022, by and among AmeriGas Propane, L.P., AmeriGas Propane, Inc., the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent.	UGI	Form 8-K (9/28/22)	10.1
10.55	First Amendment to Credit Agreement, dated November 15, 2023, by and among AmeriGas Propane, L.P., AmeriGas Propane, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	UGI	Form 8-K (11/15/23)	10.1
10.56	Third Amendment to Third Amended and Restated Credit Agreement, dated as of October 20, 2022, by and among Mountaineer Gas Company, as borrower, the lenders party thereto and Truist Bank, as administrative agent, letter of credit issuer and swing line lender	UGI	Form 8-K (10/20/22)	10.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.57	Multicurrency Facilities Agreement, dated March 7, 2023, by and among UGI International, LLC, UGI International Holdings B.V. the guarantors party thereto, the lenders party thereto and Natixis, as agent.	UGI	Form 8-K (3/7/23)	10.1
10.58	Credit Agreement, dated November 9, 2023, by and among UGI Utilities, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent.	UGI	Form 8-K (11/9/23)	10.1
14	Code of Business Conduct and Ethics.	UGI	Form 10-K (9/30/21)	14
*21	Subsidiaries of the Registrant.
*23	Consent of Ernst & Young LLP
*31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2022 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2022 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2022, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*97.1	Clawback Policy.
*101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
*101.LAB	XBRL Taxonomy Extension Labels Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*    Filed herewith.
**    As required by Item 15(a)(3), this exhibit is identified as a compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY
None.

EXHIBIT INDEX

Exhibit No.	Description

4.20
Acknowledgement, dated as of October 23, 2023, to the Note Purchase Agreement, dated as of June 30, 2022, by and among Mountaineer Gas Company, Teachers Insurance and Annuity Association of America and The Lincoln National Life Insurance Company.

10.28	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement between UGI Corporation and Mr. John Koerwer.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2023 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2023 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2023, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy.

101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UGI CORPORATION
Date:	November 28, 2023	By:	/s/ Sean O’Brien
Sean O’Brien Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on November 28, 2023, by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ Roger Perreault	President and Chief Executive Officer (Principal Executive Officer) and Director
Roger Perreault

/s/ Sean O’Brien	Chief Financial Officer (Principal Financial Officer)
Sean O’Brien

/s/ Jean Felix Tematio Dontsop	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)
Jean Felix Tematio Dontsop

/s/ Frank S. Hermance	Chairman and Director
Frank S. Hermance

/s/ M. Shawn Bort	Director
M. Shawn Bort

/s/ Theodore A. Dosch	Director
Theodore A. Dosch

/s/ Alan N. Harris	Director
Alan N. Harris

/s/ Mario Longhi	Director
Mario Longhi

/s/ William J. Marrazzo	Director
William J. Marrazzo

/s/ Cindy J. Miller	Director
Cindy J. Miller
Director
/s/ Kelly A. Romano
Kelly A. Romano

/s/ Santiago Seage	Director
Santiago Seage

UGI CORPORATION AND SUBSIDIARIES
FINANCIAL INFORMATION
FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K
YEAR ENDED SEPTEMBER 30, 2023

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

/s/ Sean P. O’Brien
Chief Financial Officer

/s/ Jean Felix Tematio Dontsop
Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of UGI Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of UGI Corporation and subsidiaries (the Company) as of September 30, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended September 30, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 28, 2023, expressed an unqualified opinion thereon.

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
As discussed in Note 2 to the consolidated financial statements, the Company is subject to risk of loss for general liability, automobile, and workers’ compensation claims for which it obtains coverage under insurance policies that are subject to self-insured retentions or deductibles. The Company establishes reserves for pending and incurred but not reported claims associated with general liability, automobile, and workers’ compensation when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated.
Auditing the Company’s general liability, automobile, and workers’ compensation reserves was complex due to the significant measurement uncertainty associated with the estimate and the use of actuarial methods, including the Company’s use of actuarial specialists. Specifically, the reserve estimate is sensitive to significant management assumptions, including the loss development factors for reported claims.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s valuation of general liability, automobile, and workers’ compensation reserves. For example, we tested controls over management’s review of the appropriateness of the assumptions used in the calculations and the completeness and accuracy of the data underlying the reserves.
To test the valuation of general liability, automobile, and workers’ compensation reserves, our audit procedures included, among others, assessing the methodologies used to estimate the reserves and testing the completeness and accuracy of the underlying data, as well as inspecting the Company’s insurance policies for coverage limits above which would be paid by the insurance carrier. We involved our actuarial specialists to assist in evaluating the significant assumptions and actuarial methodologies used by the Company to estimate the total expected losses for claims. We also performed a search for unrecorded claims reserves related to claims incurred prior to the balance sheet date through examination of subsequent payments and other supporting documentation to determine if unrecorded claims affect the loss reserve estimation process or reserve balance.

Goodwill Impairment Evaluation of the AmeriGas Propane and UGI International Reporting Units
Description of the Matter	At September 30, 2023, the Company’s goodwill balance was $3,027 million. As discussed in Note 2 to the consolidated financial statements, the Company’s goodwill is tested for impairment at least annually, or whenever events or circumstances indicate that the value of goodwill may be impaired. If goodwill is determined to be impaired, an impairment loss is measured at the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. During the interim period ended June 30, 2023, the Company identified interim impairment indicators related to goodwill within the AmeriGas Propane reporting unit. The Company performed a quantitative assessment of the reporting unit to determine its fair value. Based on the Company’s evaluation, the estimated fair value of the reporting unit was determined to be less than its carrying value. As a result, a non-cash pre-tax goodwill impairment charge of $656 million was recognized. Furthermore, as discussed in Note 2 to the consolidated financial statements, the fair value of the UGI International reporting unit exceeded its carrying value by approximately 10% at September 30, 2023.

Auditing the Company’s goodwill impairment tests for the AmeriGas Propane and UGI International reporting units required especially challenging and complex judgment to evaluate the effects of macroeconomic and industry conditions such as future growth rates and discount rates and involved a high degree of subjectivity due to the significant estimation required to determine the fair value of the reporting unit. In particular, the fair value estimate of the reporting unit involves the use of significant unobservable inputs and is sensitive to changes in significant assumptions, such as the discount rate and earnings before interest, taxes, depreciation and amortization (“EBITDA”).

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's goodwill impairment review and testing process which included the AmeriGas Propane and UGI International reporting units. For example, we tested controls over management’s review of the valuation model, the significant assumptions described above, and the completeness and accuracy of the data used in the valuations.

To test the estimated fair value for the AmeriGas Propane and UGI International reporting units, we performed audit procedures that included, among others, assessing the methodologies used to develop the estimated fair values, testing the significant assumptions discussed above, and evaluating the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to current industry trends. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. We also involved valuation specialists to assist in our evaluation of the overall methodologies and the discount rates used in the fair value estimate.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
Philadelphia, Pennsylvania
November 28, 2023

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Millions of dollars)

	September 30,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$241	$405
Restricted cash	99	64
Accounts receivable (less allowances for doubtful accounts of $71 and $64, respectively)	878	1,127
Accrued utility revenues	33	23
Income taxes receivable	36	128
Inventories	433	665
Derivative instruments	75	865
Prepaid expenses	123	110
Held for sale assets	13	295
Other current assets	114	120
Total current assets	2,045	3,802
Property, plant and equipment
Non-utility	7,046	6,656
Utility	6,082	5,550
	13,128	12,206
Accumulated depreciation	(4,581)	(4,166)
Net property, plant, and equipment	8,547	8,040
Goodwill	3,027	3,612
Intangible assets, net	443	500
Utility regulatory assets	302	301
Derivative instruments	49	565
Other assets	988	755
Total assets	$15,401	$17,575
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$57	$149
Short-term borrowings	649	368
Accounts payable	613	891
Employee compensation and benefits accrued	142	147
Deposits and advances	232	225
Derivative instruments	60	144
Held for sale liabilities	16	19
Other current liabilities	505	501
Total current liabilities	2,274	2,444
Noncurrent liabilities
Long-term debt	6,543	6,483
Deferred income taxes	928	1,305
Derivative instruments	27	50
Other noncurrent liabilities	1,235	1,219
Total liabilities	11,007	11,501
Commitments and contingencies (Note 16)
Equity:
UGI Corporation stockholders’ equity:
Preferred Stock, without par value (authorized 5,000,000 shares; issued 220,000 and 220,000 Series A shares, respectively)	167	162
UGI Common Stock, without par value (authorized – 450,000,000 shares; issued – 210,906,052 and 210,560,494 shares, respectively)	1,503	1,483
Retained earnings	3,027	4,841
Accumulated other comprehensive loss	(256)	(380)
Treasury stock, at cost	(55)	(40)
Total UGI Corporation stockholders’ equity	4,386	6,066
Noncontrolling interests	8	8
Total equity	4,394	6,074
Total liabilities and equity	$15,401	$17,575
See accompanying Notes to Consolidated Financial Statements.

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share amounts)

	Year Ended September 30,
	2023	2022	2021
Revenues	$8,928	$10,106	$7,447
Costs and expenses:
Cost of sales (excluding depreciation and amortization shown below)	6,937	5,973	2,614
Operating and administrative expenses	2,158	2,028	2,014
Depreciation and amortization	532	518	502
Impairment of goodwill	656	—	—
Loss on disposal of UGI International energy marketing business	221	—	—
Other operating income, net	(132)	(79)	(33)
	10,372	8,440	5,097
Operating (loss) income	(1,444)	1,666	2,350
Income (loss) from equity investees	2	(14)	(63)
Loss on extinguishments of debt	(9)	(11)	—
Other non-operating (expense) income, net	(7)	75	12
Interest expense	(379)	(329)	(310)
(Loss) income before income taxes	(1,837)	1,387	1,989
Income tax benefit (expense)	335	(313)	(522)
Net (loss) income including noncontrolling interests	(1,502)	1,074	1,467
Deduct net income attributable to noncontrolling interests	—	(1)	—
Net (loss) income attributable to UGI Corporation	$(1,502)	$1,073	$1,467
Earnings per common share attributable to UGI Corporation stockholders:
Basic	$(7.16)	$5.11	$7.02
Diluted	$(7.16)	$4.97	$6.92
Weighted-average common shares outstanding (thousands):
Basic	209,806	209,940	209,063
Diluted	209,806	215,821	212,126

See accompanying Notes to Consolidated Financial Statements.

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)

	Year Ended September 30,
	2023	2022	2021
Net (loss) income including noncontrolling interests	$(1,502)	$1,074	$1,467
Net gains on derivative instruments (net of tax of $(9), $(27), and $(1), respectively)	16	64	3
Reclassifications of net (gains) losses on derivative instruments (net of tax of $13, $(1), and $(7), respectively)	(27)	6	18
Foreign currency translation adjustments (net of tax of $21, $(55), and $(4), respectively)	68	(193)	(11)
Foreign currency gains (losses) on long-term intra-company transactions	64	(148)	(12)
Benefit plans, principally actuarial gains (net of tax of $(2), $(10), and $(3), respectively)	5	28	7
Reclassifications of benefit plans actuarial (gains) losses and net prior service benefit (net of tax of $1, $(1), and $(1), respectively)	(2)	3	2
Other comprehensive income (loss)	124	(240)	7
Comprehensive (loss) income including noncontrolling interests	(1,378)	834	1,474
Deduct comprehensive income attributable to noncontrolling interests	—	(1)	—
Comprehensive (loss) income attributable to UGI Corporation	$(1,378)	$833	$1,474

See accompanying Notes to Consolidated Financial Statements.

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)

	Year Ended September 30,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income including noncontrolling interests	$(1,502)	$1,074	$1,467
Adjustments to reconcile net (loss) income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	532	518	502
Deferred income tax (benefit) expense, net	(420)	221	478
Provision for uncollectible accounts	69	61	36
Changes in unrealized gains and losses on derivative instruments	1,682	(648)	(1,398)
Loss on disposal of UGI International energy marketing business	221	—	—
Impairment of assets	19	5	—
Impairment of goodwill	656	—	—
Equity-based compensation expense	17	15	21
Loss on extinguishments of debt	9	11	—
(Income) loss from equity investees	(2)	14	63
Settlement of Energy Services interest rate swap, net of amortization	19	—	—
Gain on sale of fixed assets	(61)	(33)	(11)
Other, net	19	31	42
Net change in:
Accounts receivable and accrued utility revenues	212	(431)	(233)
Income taxes receivable	91	—	(48)
Inventories	247	(224)	(231)
Utility deferred fuel costs, net of changes in unsettled derivatives	64	(24)	(22)
Accounts payable	(291)	85	366
Derivative instruments collateral (paid) received	(420)	(9)	472
Other current assets	(36)	54	(10)
Other current liabilities	(18)	(4)	(13)
Net cash provided by operating activities	1,107	716	1,481
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(974)	(804)	(690)
Acquisitions of businesses and assets, net of cash and restricted cash acquired	(9)	(242)	(397)
Investments in equity method investees	(146)	(47)	(65)
Settlements of net investment hedges	22	26	—
Net proceeds from the disposition of businesses and assets	30	44	39
Other, net	—	11	—
Net cash used by investing activities	(1,077)	(1,012)	(1,113)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(308)	(296)	(282)
Issuances of debt, net of discount and issuance costs	1,930	1,257	656
Repayments of debt and finance leases, including redemption premiums	(2,031)	(978)	(405)
Receivables Facility net borrowings (repayments)	46	—	(19)
Increase (decrease) in short-term borrowings	221	1	(16)
Issuances of preferred stock, net of issuance costs	—	—	213
Issuances of UGI Common Stock	12	19	19
Repurchases of UGI Common Stock	(22)	(38)	—
Payments on Purchase Contracts	(16)	(16)	—
Net cash (used) provided by financing activities	(168)	(51)	166
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9	(61)	(14)
Cash, cash equivalents and restricted cash (decrease) increase	$(129)	$(408)	$520
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash at end of year	$340	$469	$877
Cash, cash equivalents and restricted cash at beginning of year	469	877	357
Cash, cash equivalents and restricted cash (decrease) increase	$(129)	$(408)	$520
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) for:
Interest	$332	$320	$297
Income taxes	$(17)	$61	$96
See accompanying Notes to Consolidated Financial Statements.

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Millions of dollars, except per share amounts)

	Year Ended September 30,
	2023	2022	2021
Preferred stock, without par value
Balance, beginning of year	$162	$213	$—
Issuance of preferred stock	—	—	213
Cumulative effect of change in accounting - ASU 2020-06 (Note 3)	5	—	—
Other	—	(51)	—
Balance, end of year	$167	$162	$213
Common stock, without par value
Balance, beginning of year	$1,483	$1,394	$1,416
Common Stock issued in connection with employee and director plans, net of tax withheld	8	19	9
Equity-based compensation expense	18	17	16
Issuance of Equity Units - 2024 Purchase Contracts	—	—	(45)
Cumulative effect of change in accounting - ASU 2020-06 (Note 3)	(6)	—	—
Other	—	53	(2)
Balance, end of year	$1,503	$1,483	$1,394
Retained earnings
Balance, beginning of year	$4,841	$4,081	$2,908
Net (loss) income attributable to UGI Corporation	(1,502)	1,073	1,467
Cash dividends on common stock ($1.47, $1.41, and $1.35 per share, respectively)	(308)	(296)	(282)
Losses on treasury stock transactions in connection with employee and director plans	(5)	(17)	(12)
Cumulative effect of change in accounting - ASU 2020-06 (Note 3)	1	—	—
Balance, end of year	$3,027	$4,841	$4,081
Accumulated other comprehensive income (loss)
Balance, beginning of year	$(380)	$(140)	$(147)
Net gains on derivative instruments	16	64	3
Reclassification of net (gains) losses on derivative instruments	(27)	6	18
Benefit plans, principally actuarial gains	5	28	7
Reclassification of benefit plans net actuarial (gains) losses and net prior service benefits	(2)	3	2
Foreign currency gains (losses) on long-term intra-company transactions	64	(148)	(12)
Foreign currency translation adjustments	68	(193)	(11)
Balance, end of year	$(256)	$(380)	$(140)
Treasury stock
Balance, beginning of year	$(40)	$(26)	$(49)
Common Stock issued in connection with employee and director plans, net of tax withheld	7	34	24
Repurchases of common stock	(22)	(38)	—
Reacquired common stock – employee and director plans	—	(10)	(1)
Balance, end of year	$(55)	$(40)	$(26)
Total UGI Corporation stockholders’ equity	$4,386	$6,066	$5,522
Noncontrolling interests
Balance, beginning of year	$8	$9	$9
Net income attributable to noncontrolling interests	—	1	—
Other	—	(2)	—
Balance, end of year	$8	$8	$9
Total equity	$4,394	$6,074	$5,531
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
Note 15 — Leases
Note 16 — Commitments and Contingencies
Note 17 — Fair Value Measurements
Note 18 — Derivative Instruments and Hedging Activities
Note 19 — Accumulated Other Comprehensive Income (Loss)
Note 20 — Other Operating Income, Net and Other Non-Operating Income (Expense), Net
Note 21 — Equity Method Investments
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

We conduct a domestic propane marketing and distribution business through AmeriGas Partners. AmeriGas Partners conducts its propane marketing and distribution business through its principal operating subsidiary AmeriGas OLP.

UGI International, LLC, through its subsidiaries and affiliates, conducts (1) an LPG distribution business throughout much of Europe and (2) an energy marketing business in France and the Netherlands and, prior to its sales in Fiscal 2023, in Belgium and the United Kingdom. These businesses are conducted principally through our subsidiaries, UGI France, Flaga, AvantiGas, DVEP and UniverGas. See Note 5 for additional information regarding the UGI International energy marketing business.

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
We account for privately held equity securities of entities without readily determinable fair values in which we do not have control, but have significant influence over operating and financial policies, under the equity method. See Note 21 for additional information on our equity method investments. Investments in equity securities related to entities in which we do not have significant influence over operating and financial policies are generally initially valued at their cost less impairment (if any) and subsequently remeasured at fair value, as applicable, in accordance with the relevant provisions under GAAP.
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
Cash flows from derivative instruments, other than certain net investment hedges, are included in cash flows from operating activities on the Consolidated Statements of Cash Flows. Cash flows from net investment hedges are included in cash flows from investing activities on the Consolidated Statements of Cash Flows.
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

We are amortizing deferred investment tax credits related to UGI Utilities’ plant additions over the service lives of the related property. UGI Utilities reduces its deferred income tax liability for the future tax benefits that will occur when investment tax credits, which are not taxable, are amortized. We also reduce the regulatory income tax asset for the probable reduction in future revenues that will result when such deferred investment tax credits amortize. Investment tax credits associated with Midstream & Marketing’s qualifying renewable natural gas property under the Inflation Reduction Act of 2022 are reflected in income taxes.

We record interest on underpayments and overpayments of income taxes, and income tax penalties, in “Income tax benefit (expense)” on the Consolidated Statements of Income. Interest income or expense recognized was not material for all periods presented.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Earnings Per Common Share
Basic earnings per share attributable to UGI Corporation stockholders reflect the weighted-average number of common shares outstanding. Diluted earnings per share attributable to UGI Corporation include the effects of dilutive stock options, common stock awards and Equity Units. Shares used in computing basic and diluted earnings per share are as follows:

(Thousands of shares)	2023	2022	2021
Weighted-average common shares outstanding for basic computation	209,806	209,940	209,063
Incremental shares issuable for stock options, common stock awards and Equity Units (a) (b)	—	5,881	3,063
Weighted-average common shares outstanding for diluted computation	209,806	215,821	212,126

(a)Includes the impact of common shares assumed to be outstanding under the if-converted method in connection with the May 2021 issuance of Equity Units (see Note 13).
(b)For Fiscal 2023, 6,132 of such shares have been excluded as such incremental shares would be antidilutive due to the net loss for the period. For Fiscal 2022 and Fiscal 2021, 8,138 shares and 5,267 shares, respectively, associated with outstanding stock option awards were excluded from the computation of diluted earnings per share because their effect was antidilutive.

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

	2023	2022	2021
Cash and cash equivalents	$241	$405	$855
Restricted cash	99	64	22
Cash, cash equivalents and restricted cash	$340	$469	$877
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
Goodwill and Intangible Assets
Intangible Assets. We amortize intangible assets over their estimated useful lives unless we determine their lives to be indefinite. Estimated useful lives of definite-lived intangible assets, primarily consisting of customer relationships. We test definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the associated carrying amounts may be impaired. Determining whether an impairment loss occurred requires comparing the carrying amount to the estimated fair value of the asset in accordance with ASC 820. Intangible assets with indefinite lives are not amortized but are tested for impairment annually (and more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that they are impaired) and written down to fair value, if impaired. See Note 12 for additional information related to intangible asset impairments recognized in Fiscal 2023 and Fiscal 2021.
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
During the third quarter of Fiscal 2023, the Company identified interim impairment indicators at its AmeriGas Propane reporting unit and, as such, performed an interim impairment test of its goodwill as of May 31, 2023. Based on such impairment test, the Company recognized a non-cash pre-tax goodwill impairment charge of $656. See Note 12 for additional information.
With respect to UGI International's Fiscal 2023 goodwill impairment test, the Company bypassed the qualitative assessment and performed a quantitative assessment. Such assessment used a weighting of income and market approaches to determine fair value. With respect to the income approach, management used a discounted cash flow (“DCF”) method, using unobservable inputs. The significant assumptions in our DCF model include projected EBITDA, and a discount rate (and estimates in the discount rate inputs). With respect to the market approach, management used recent transaction market multiples for similar companies. Based on our evaluation, we determined that UGI International’s fair value exceeded its carrying value by approximately 10%. While the Company believes that its judgments used in the quantitative assessment of UGI International’s fair value are reasonable based upon currently available facts and circumstances, if UGI International were not able to achieve its anticipated results and/or if its discount rate were to increase, its fair value would be adversely affected, which may result in an impairment. There is approximately $911 of goodwill in this reporting unit as of September 30, 2023. The Company will continue to monitor its reporting units and related goodwill for any possible future non-cash impairment charges.
Accumulated goodwill impairment was $656 at September 30, 2023. There were no accumulated goodwill impairment losses at September 30, 2022. Except for the previously mentioned impairment charge of $656 at the AmeriGas Propane reporting unit, there were no other impairments of goodwill recognized in all periods presented.
Impairment of Long-Lived Assets
Impairment testing for long-lived assets (or an asset group) is required when circumstances indicate that such assets may be impaired. If it is determined that a triggering event has occurred, we perform a recoverability test based upon estimated undiscounted cash flow projections expected to be realized over the remaining useful life of the long-lived asset. If the undiscounted cash flows used in the recoverability test are less than the long-lived asset's carrying amount, we determine its fair value. If the fair value is determined to be less than its carrying amount, the long-lived asset is reduced to its estimated fair

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
value and an impairment loss is recognized in an amount equal to such shortfall. When determining whether a long-lived asset has been impaired, management groups assets at the lowest level that has identifiable cash flows that are independent of other assets.
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
No material provisions for impairments of long-lived assets were recorded for all periods presented.
Refundable Tank and Cylinder Deposits
Included in “Other noncurrent liabilities” on our Consolidated Balance Sheets are customer paid deposits on tanks and cylinders primarily owned by subsidiaries of UGI France of $249 and $243 at September 30, 2023 and 2022, respectively. Deposits are refundable to customers when the tanks or cylinders are returned in accordance with contract terms.

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
Energy Marketing. Midstream & Marketing and UGI International operate energy marketing businesses that sell energy commodities, principally natural gas and electricity, to residential, commercial, industrial and wholesale customers. See Note 5 regarding recent transactions related to UGI International’s energy marketing business.
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
Other. Other revenues from contracts with customers are generated primarily from AmeriGas Propane’s parts and services business. The performance obligations of this business include installation and repair services. The performance obligations under these contracts are satisfied, and revenue is recognized, as control of the product is transferred or the services are rendered. Other LPG revenues from contracts with customers are generated primarily from certain fees AmeriGas Propane and UGI International charge associated with the delivery of LPG, including hazmat safety compliance, inspection, metering, installation, fuel recovery and certain other services. Revenues from fees are typically recorded when the LPG is delivered to the customer or the associated service is completed.

Revenue Disaggregation
The following tables present our disaggregated revenues by reportable segment during Fiscal 2023, Fiscal 2022 and Fiscal 2021:

2023	Total	Eliminations (a)	AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$1,020	$—	$—	$—	$—	$1,020	$—
Commercial & Industrial	413	—	—	—	—	413	—
Large delivery service	177	—	—	—	—	177	—
Off-system sales and capacity releases	89	(73)	—	—	—	162	—
Other	43	(1)	—	—	—	44	—
Total Utility	1,742	(74)	—	—	—	1,816	—
Non-Utility:
LPG:
Retail	3,952	—	2,184	1,768	—	—	—
Wholesale	325	—	118	207	—	—	—
Energy Marketing	2,139	(143)	—	872	1,410	—	—
Midstream:
Pipeline	251	—	—	—	251	—	—
Peaking	31	(106)	—	—	137	—	—
Other	14	—	—	—	14	—	—
Electricity Generation	33	—	—	—	33	—	—
Other	274	—	194	80	—	—	—
Total Non-Utility	7,019	(249)	2,496	2,927	1,845	—	—
Total revenues from contracts with customers	8,761	(323)	2,496	2,927	1,845	1,816	—
Other revenues (b)(c)	167	(3)	85	38	2	38	7
Total revenues	$8,928	$(326)	$2,581	$2,965	$1,847	$1,854	$7

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

2022	Total	Eliminations (a)	AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$875	$—	$—	$—	$—	$875	$—
Commercial & Industrial	365	—	—	—	—	365	—
Large delivery service	171	—	—	—	—	171	—
Off-system sales and capacity releases	76	(104)	—	—	—	180	—
Other	23	(1)	—	—	—	24	—
Total Utility	1,510	(105)	—	—	—	1,615	—
Non-Utility:
LPG:
Retail	4,436	—	2,439	1,997	—	—	—
Wholesale	496	—	218	278	—	—	—
Energy Marketing	2,951	(264)	—	1,298	1,917	—	—
Midstream:
Pipeline	211	—	—	—	211	—	—
Peaking	48	(105)	—	—	153	—	—
Other	9	—	—	—	9	—	—
Electricity Generation	34	—	—	—	34	—	—
Other	286	—	207	79	—	—	—
Total Non-Utility	8,471	(369)	2,864	3,652	2,324	—	—
Total revenues from contracts with customers	9,981	(474)	2,864	3,652	2,324	1,615	—
Other revenues (b)	125	(3)	79	34	2	5	8
Total revenues	$10,106	$(477)	$2,943	$3,686	$2,326	$1,620	$8

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

2021	Total	Eliminations (a)	AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$568	$—	$—	$—	$—	$568	$—
Commercial & Industrial	218	—	—	—	—	218	—
Large delivery service	148	—	—	—	—	148	—
Off-system sales and capacity releases	51	(62)	—	—	—	113	—
Other	21	(2)	—	—	—	23	—
Total Utility	1,006	(64)	—	—	—	1,070	—
Non-Utility:
LPG:
Retail	3,957	—	2,203	1,754	—	—	—
Wholesale	328	—	139	189	—	—	—
Energy Marketing	1,564	(126)	—	605	1,085	—	—
Midstream:
Pipeline	181	—	—	—	181	—	—
Peaking	16	(98)	—	—	114	—	—
Other	8	—	—	—	8	—	—
Electricity Generation	13	—	—	—	13	—	—
Other	275	—	206	69	—	—	—
Total Non-Utility	6,342	(224)	2,548	2,617	1,401	—	—
Total revenues from contracts with customers	7,348	(288)	2,548	2,617	1,401	1,070	—
Other revenues (b)	99	(3)	66	34	5	9	(12)
Total revenues	$7,447	$(291)	$2,614	$2,651	$1,406	$1,079	$(12)
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
(c)Includes the impact of the weather normalization adjustment rider, a five-year pilot program beginning on November 1, 2022 for PA Gas Utility. See Note 9 for additional information.

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers or cash receipts. Contract assets represent our right to consideration after the performance obligations have been satisfied when such right is conditioned on something other than the passage of time. Contract assets were not material at September 30, 2023 and 2022. Substantially all of our receivables are unconditional rights to consideration and are included in “Accounts receivable” and, in the case of Utilities, “Accrued utility revenues” on the Consolidated Balance Sheets. Amounts billed are generally due within the following month.

Contract liabilities arise when payment from a customer is received before the performance obligations have been satisfied and represent the Company’s obligations to transfer goods or services to a customer for which we have received consideration. The balances of contract liabilities were $158 and $164 at September 30, 2023 and 2022, respectively, and are primarily included in “Deposits and advances” on the Consolidated Balance Sheets. Revenues recognized during Fiscal 2023, Fiscal 2022 and Fiscal 2021 from the amounts included in contract liabilities at September 30, 2022, September 30, 2021 and September 30, 2020 was $127, $119 and $138, respectively.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Remaining Performance Obligations
The Company excludes disclosures related to the aggregate amount of the transaction price allocated to certain performance obligations that are unsatisfied as of the end of the reporting period because these contracts have an initial expected term of one year or less, or we have a right to bill the customer in an amount that corresponds directly with the value of services provided to the customer to date. Certain contracts with customers at Midstream & Marketing and Utilities contain minimum future performance obligations through 2047 and 2053, respectively. At September 30, 2023, Midstream & Marketing and Utilities expect to record approximately $2.2 billion and $0.2 billion of revenues, respectively, related to the minimum future performance obligations over the remaining terms of the related contracts.
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
The components of the Mountaineer purchase accounting are as follows:

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

The Company recognized $13 of direct transaction-related costs associated with the Mountaineer Acquisition during Fiscal 2021, which costs are reflected in “Operating and administrative expenses” on the 2021 Consolidated Statement of Income. The Mountaineer Acquisition did not have a material impact on the Company’s revenues or net income attributable to UGI for Fiscal 2021. In addition, the impact of the Mountaineer Acquisition on a pro forma basis as if the Mountaineer Acquisition had occurred on October 1, 2019 was not material to the Company’s revenues or net income for Fiscal 2021.

Acquisitions of Assets

Pennant. During the fourth quarter of Fiscal 2022, Energy Services completed the Pennant Acquisition and acquired the remaining 53% of the equity interests in Pennant for total cash consideration of approximately $61. The Pennant Acquisition was funded using available cash. The acquisition of the remaining interests has been accounted for as an acquisition of assets,

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
and the purchase price has been primarily allocated to property, plant and equipment. See Note 21 for additional information related to the acquired interest in Pennant.

Stonehenge. In January 2022, Energy Services completed the Stonehenge Acquisition and acquired all of the equity interests in Stonehenge for total cash consideration of approximately $190. The Stonehenge business includes a natural gas gathering system, located in western Pennsylvania, with more than 47 miles of pipeline and associated compression assets. The Stonehenge Acquisition is consistent with our growth strategies, including expanding our midstream natural gas gathering assets within the Appalachian basin production region. The Stonehenge Acquisition was funded using available cash. This transaction has been accounted for as an acquisition of assets, and the purchase price has been primarily allocated to property, plant and equipment. We refer to Stonehenge and its assets as “UGI Moraine East.”

Dispositions

UGI International Energy Marketing Transactions

During Fiscal 2023 and in October 2023, the Company entered into a number of transactions pursuant to its previously announced decision to exit its European energy marketing business. The European energy marketing business primarily markets natural gas and electricity to customers through third-party distribution systems in France, the Netherlands and, prior to its sales, in Belgium and the United Kingdom.

France. In October 2023, UGI International, through a wholly-owned subsidiary, sold substantially all of its energy marketing business located in France for a net cash payment to the buyer of $25 (which approximates a pre-tax loss), subject to certain adjustments principally related to the pending transfer of certain customer contracts. As of September 30, 2023, the $25 cash to be paid to the buyer in October 2023 had been placed in escrow and is reflected in “Other current assets” on the September 30, 2023 Consolidated Balance Sheet. The carrying values of the assets and liabilities associated with this business, principally comprising certain commodity derivative instruments, energy certificates and certain working capital, have been classified as held-for-sale on the September 30, 2023 Consolidated Balance Sheet. The Company did not recognize any impairment associated with the assets held for sale in Fiscal 2023 because, in accordance with our policy related to such assets, any impairment is limited to the disposal group’s long-lived assets, and such assets were not material.

Belgium. In September 2023, UGI International, through a wholly-owned subsidiary, sold its energy marketing business located in Belgium for a net cash payment to the buyer of $3. Pursuant to the sale agreement, the Company transferred to the buyer certain assets, principally comprising customer and energy broker contracts. In conjunction with the sale, the Company recorded a pre-tax loss of $6 ($5 after-tax) which amount includes the net payment to the buyer, the write-off of certain prepaid energy broker payments and associated transaction costs and fees. The loss is reflected in “Loss on disposal of UGI International energy marketing business” on the Consolidated Statements of Income.

United Kingdom. In October 2022, UGI International, through a wholly-owned subsidiary, sold its natural gas marketing business located in the U.K. for a net cash payment to the buyer of $19 which includes certain working capital adjustments. In conjunction with the sale, the Company recorded a pre-tax loss of $215 ($151 after-tax) substantially all of which loss was due to the non-cash transfer of commodity derivative instruments associated with the business. The loss is reflected in “Loss on disposal of UGI International energy marketing business” on the Consolidated Statements of Income. At the date of closing of the sale, these commodity derivative instruments had a net carrying value of $206 which is attributable to net unrealized gains on such instruments. At September 30, 2022, these derivative instruments were classified as held-for-sale assets and liabilities on the Consolidated Balance Sheets and had a net carrying value of $276. The change in the carrying value of these derivative instruments between September 30, 2022 and October 21, 2022 resulted from changes in their fair values during that period.

Netherlands. In September 2023, a substantial number of DVEP’s customers agreed to modify their energy marketing contracts whereby the Company will continue to provide for the delivery of electricity and natural gas at fixed prices through December 31, 2023, but the Company’s obligations to provide future services will be terminated effective January 1, 2024. As consideration for the early termination of such contracts, the Company has agreed to make cash payments to the customers equal to the fair values of specific commodity derivative instruments associated with periods after December 31, 2023. The carrying values of these commodity derivative instruments are subject to change until such contracts are settled, and the cash payments are made during the first quarter of Fiscal 2024. At September 30, 2023, the carrying value of these commodity derivative instruments was $44. The early termination agreements with DVEP customers are considered contract modifications and the cash consideration to be paid to these customers has been, and will be reflected as a reduction in revenues, on a pro-rata

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
basis, over the remaining performance period of such agreements through December 31, 2023. Accordingly, during the fourth quarter of Fiscal 2023, the Company reduced its revenues from these customers by $4, which represents the pro-rated performance obligation through September 30, 2023 from the aforementioned $44.

In conjunction with the wind-down of its European energy marketing business, in July 2023, DVEP agreed to sell a substantial portion of its power purchase agreements to a third party for a cash payment to the buyer of $6. The closing of the sale is expected to occur during the first quarter of Fiscal 2024. The loss from the sale is not expected to be material.

During the first quarter of Fiscal 2023, the Company recorded a $19 pre-tax impairment charge to reduce the carrying values of certain assets associated with its energy marketing business in the Netherlands, comprising property, plant and equipment and intangible assets. The impairment charge is reflected in “Operating and administrative expenses” on the Consolidated Statements of Income and included in the UGI International reportable segment.

Note 6 — Debt
Significant Financing Activities Since September 30, 2022
UGI Utilities 2023 Credit Agreement. On November 9, 2023, UGI Utilities entered into the UGI Utilities 2023 Credit Agreement providing for borrowings up to $375 (including a $50 sublimit for letters of credit and a $38 sublimit for swingline loans). UGI Utilities may request an increase in the amount of loan commitments under the credit agreement to a maximum aggregate amount of $125. The interest rate applicable to borrowings under the UGI Utilities 2023 Credit Agreement will remain unchanged. The credit agreement contains customary covenants and default provisions and requires compliance with certain financial covenants including a maximum debt to capitalization ratio as defined in the agreement. The maturity of the credit agreement was extended to November 2024 with an additional automatic 5-year extension upon receipt of authorization for such extension from the PAPUC. Borrowings under the credit agreement may be used to refinance UGI Utilities existing indebtedness and for general corporate purposes and ongoing working capital needs of UGI Utilities.

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

AmeriGas Partners Senior Notes. On May 31, 2023, AmeriGas Partners and AmeriGas Finance Corp. issued $500 principal amount of 9.375% Senior Notes due May 2028. The 9.375% Senior Notes rank equally with AmeriGas Partners’ existing senior notes. The net proceeds from the issuance of the 9.375% Senior Notes, together with cash on hand, a $150 cash contribution from the Company and other sources of liquidity, were used for the early repayment, pursuant to a tender offer and notice of redemption, of all AmeriGas Partners 5.625% Senior Notes having an aggregate principal balance of $675, plus tender premiums and accrued and unpaid interest. In conjunction with the early repayment of the 5.625% Senior Notes, in June 2023 the Partnership recognized a pre-tax loss of $9 primarily comprising tender premiums and the write-off of unamortized debt issuance costs, which is reflected in “Loss on extinguishments of debt” on the Consolidated Statement of Income.

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

UGI International 2023 Credit Facilities Agreement. On March 7, 2023, UGI International, LLC and its indirect wholly-owned subsidiary, UGI International Holdings B.V., entered into the UGI International 2023 Credit Facilities Agreement, a five-year unsecured senior facilities agreement, maturing March 7, 2028, with a consortium of banks. The UGI International 2023 Credit Facilities Agreement consists of (1) a €300 variable-rate term loan facility ("Facility A") and (2) a €500 multicurrency revolving credit facility, including a €100 sublimit for swingline loans ("Facility B"). We have designated

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
borrowings under Facility A as a net investment hedge. In connection with entering into the UGI International 2023 Credit Facilities Agreement, UGI International, LLC paid off in full and terminated the UGI International Credit Facilities Agreement, dated as of October 18, 2018. Borrowings under the multicurrency revolving credit facility may be used to finance the working capital needs of UGI International, LLC and its subsidiaries and for general corporate purposes.

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

The UGI International 2023 Credit Facilities Agreement contains customary covenants and default provisions and requires compliance with certain financial covenants including a consolidated net leverage ratio as defined in the agreement.

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

Energy Services Amended Term Loan Credit Agreement. On February 23, 2023, Energy Services entered into the Energy Services Amended Term Loan Credit Agreement, the first amendment to the Energy Services Term Loan Credit Agreement, dated August 13, 2019. The Energy Services Amended Term Loan Credit Agreement provides, among other items, that (i) the outstanding principal amount of the loans shall be increased by $125 to $800, (ii) the maturity date of the loans shall be extended to February 22, 2030, (iii) Term SOFR (as defined in the Energy Services Amended Term Loan Credit Agreement) shall replace LIBOR as a reference rate and (iv) borrowings under the Energy Services Amended Term Loan Credit Agreement shall bear interest at a floating rate of, at Energy Services’ option, either (x) Term SOFR plus the applicable margin plus a credit spread adjustment of 0.10% or (y) the base rate, as defined in the Agreement, plus the applicable margin. The applicable margin shall be 3.25% per annum for Term SOFR loans and 2.25% per annum for base rate loans. Borrowings under the Energy Services Amended Term Loan Credit Agreement are payable in equal quarterly installments of $2, commencing in March 2023, with the balance of the principal being due and payable in full at maturity.

The Energy Services Amended Term Loan Credit Agreement contains customary covenants and default provisions and requires compliance with certain financial covenants including a minimum debt service coverage ratio as defined in the Agreement.

In March 2023, in connection with the Energy Services Amended Term Loan Credit Agreement, Energy Services terminated and settled its existing interest rate swap associated with the Energy Services Term Loan Credit Agreement at a $32 gain. This gain has been deferred in AOCI and is being amortized to interest expense over the remaining term of the initial interest rate swap ending July 2024. Energy Services entered into a new interest rate swap, effective March 31, 2023, that fixes the underlying market-based interest rate on this variable-rate term loan at 4.53% through September 2026.

Mountaineer 2023 Credit Agreement. On October 20, 2022, Mountaineer entered into the Mountaineer 2023 Credit Agreement with a group of lenders. The Mountaineer 2023 Credit Agreement amends and restates a previous credit agreement and provides for borrowings up to $150, including a $20 sublimit for letters of credit. Mountaineer may request an increase in the amount of loan commitments to a maximum aggregate amount of $250, subject to certain terms and conditions. Borrowings under the Mountaineer 2023 Credit Agreement can be used to finance the working capital needs of Mountaineer and for general corporate purposes. The Mountaineer 2023 Credit Agreement is scheduled to expire in November 2024, and Mountaineer has the option, with the consent of the lenders, to extend the maturity date up to November 2026.

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

UGI Corporation Credit Facility Agreement. On May 12, 2023, the Company entered into the second amendment to the UGI Corporation Credit Agreement, which provides that the Term SOFR rate (as defined in the UGI Corporation Credit Agreement) shall replace LIBOR as a reference rate. After giving effect to the second amendment, the UGI Corporation Credit Agreement shall bear interest at a floating rate of, at the Company’s option, either (i) Term SOFR plus the Applicable Rate (as defined in the UGI Corporation Credit Agreement) plus a credit spread adjustment of 0.10%, or (ii) the base rate plus the applicable margin that will be based on the leverage of the Company or credit ratings assigned to certain indebtedness of the Company.

On September 20, 2023, UGI amended the UGI Corporation Credit Facility Agreement which extended the maturity date of the (1) five-year $250 amortizing variable-rate term loan and (2) five-year $300 revolving credit facility to May 2025 and increased the applicable rate (as defined in the amended UGI Corporation Credit Agreement) by 0.125%.

Credit Facilities and Short-term Borrowings

Information about the Company’s principal credit agreements (excluding the Energy Services Receivables Facility, which is discussed below) as of September 30, 2023 and 2022, is presented in the following table. Borrowings on these credit agreements bear interest at rates indexed to short-term market rates. Borrowings outstanding under these agreements (other than the 2021 UGI Corporation Senior Credit Facility) are classified as “Short-term borrowings” on the Consolidated Balance Sheets.

	Expiration Date	Total Capacity	Borrowings Outstanding	Letters of Credit and Guarantees Outstanding	Available Borrowing Capacity	Weighted Average Interest Rate - End of Year
September 30, 2023
AmeriGas OLP (a)	September 2026	$600	$—	$2	$598	N.A.
UGI International, LLC (b)	March 2028	€500	€202	€—	€298	5.17%
Energy Services (c)	March 2025	$260	$57	$—	$203	7.67%
UGI Utilities (d)	June 2024	$425	$248	$—	$177	6.30%
Mountaineer (e)	November 2024	$150	$84	$—	$66	6.68%
UGI Corporation (f)	May 2025	$300	$283	$—	$17	7.80%
September 30, 2022
AmeriGas OLP (a)	September 2026	$600	$131	$2	$467	7.27%
UGI International, LLC (b)	October 2023	€300	€—	€—	€300	N.A.
Energy Services (c)	March 2025	$260	$—	$—	$260	N.A.
UGI Utilities (d)	June 2024	$350	$151	$—	$199	4.37%
Mountaineer (e)	November 2024	$100	$85	$—	$15	3.82%
UGI Corporation (f)	August 2024	$300	$252	$—	$48	5.62%
(a)At September 30, 2023 and 2022 the 2022 AmeriGas OLP Credit Agreement includes a $100 sublimit for letters of credit.
(b)The UGI International 2023 Credit Facilities Agreement and the previous UGI International Credit Facilities Agreement permits borrowings in euros or USD.
(c)The Energy Services Credit Agreement includes a $50 sublimit for letters of credit and is guaranteed by certain subsidiaries of Energy Services.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
(d)The UGI Utilities Credit Agreement includes a $100 sublimit for letters of credit. On November 9, 2023, UGI Utilities entered into the UGI Utilities 2023 Credit Agreement and concurrently terminated the UGI Utilities Credit Agreement, a predecessor agreement. See Significant Financing Activities above and Note 6 for additional information. See Significant Financing Activities Since September 30, 2022 above for additional information.
(e)The Mountaineer 2023 Credit Agreements includes a $20 sublimit for letters of credit.
(f)At September 30, 2023 and 2022, management intended to maintain a substantial portion of amounts outstanding under the UGI Corporation Senior Credit Facility beyond twelve months from the respective balance sheet dates. As such, borrowings outstanding are classified as “Long-term debt” on the Consolidated Balance Sheets. Subsequent to September 30, 2022, the Company repaid $87 of such borrowings and classified these repayments as “Current maturities of long-term debt” on the Consolidated Balance Sheets. The UGI Corporation Senior Credit Facility includes a $10 sublimit for letters of credit.
N.A. - Not applicable

Energy Services Receivables Facility. Energy Services has a Receivables Facility with an issuer of receivables-backed commercial paper. On October 20, 2023, the expiration date of the Receivables Facility was extended to October 18, 2024. The Receivables Facility provides Energy Services with the ability to borrow up to $200 of eligible receivables during the period October 20, 2023 to April 30, 2024, and up to $100 of eligible receivables during the period May 1, 2024 to October 18, 2024. Energy Services uses the Receivables Facility to fund working capital, margin calls under commodity futures contracts, capital expenditures, dividends and for general corporate purposes.

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

Information regarding the amounts of trade receivables transferred to ESFC and the amounts sold to the bank are as follows:

	2023	2022	2021
Trade receivables transferred to ESFC during the year	$1,946	$2,221	$1,353
ESFC trade receivables sold to the bank during the year	$535	$152	$308
ESFC trade receivables - end of year (a)	$62	$101	$61
(a)At September 30, 2023, the amounts of ESFC trade receivables sold to the bank was $46, and is reflected as “Short-term borrowings” on the Consolidated Balance Sheets. At September 30, 2022 there were no ESFC trade receivables sold to the bank.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Long-term Debt

Long-term debt comprises the following at September 30:

	2023	2022
AmeriGas Propane:
AmeriGas Partners Senior Notes:
5.50% due May 2025	$700	$700
5.875% due August 2026	675	675
5.625% due May 2024	—	675
5.75% due May 2027	525	525
9.375% due May 2028	500	—
Unamortized debt issuance costs	(15)	(12)
Total AmeriGas Propane	2,385	2,563
UGI International:
2.50% Senior Notes due December 2029	424	392
UGI International, LLC variable-rate term loan due March 2028 (a)	317	—
UGI International, LLC variable-rate term loan due October 2023 (b)	—	294
Other	6	2
Unamortized debt issuance costs	(8)	(6)
Total UGI International	739	682
Midstream & Marketing:
Energy Services variable-rate term loan due through February 2030 (c)	794	677
Other	41	40
Unamortized discount and debt issuance costs	(15)	(7)
Total Energy Services	820	710
Utilities:
UGI Utilities Senior Notes:
4.12% due September 2046	200	200
4.98% due March 2044	175	175
3.12% due April 2050	150	150
4.55% due February 2049	150	150
4.12% due October 2046	100	100
6.21% due September 2036	100	100
2.95% due June 2026	100	100
1.59% due June 2026	100	100
1.64% due September 2026	75	75
4.75% due July 2032	90	90
4.99% due September 2052	85	85
UGI Utilities Medium-Term Notes:
6.13% due October 2034	20	20
6.50% due August 2033	20	20
Mountaineer senior notes (d)	199	201
UGI Utilities variable-rate term loan due through July 2027 (e)	89	95
Other	2	1
Unamortized debt issuance costs	(6)	(6)
Total Utilities	1,649	1,656
UGI Corporation:
UGI Corporation Credit Facilities:
UGI Corporation revolving credit facility maturing May 2025 (f)	283	252
UGI Corporation variable-rate term loan due May 2025 (g)	300	300
UGI Corporation variable-rate term loan due through May 2025 (h)	212	250
UGI Corporation variable-rate term loan due May 2025 (i)	215	215
Unamortized debt issuance costs	(3)	(2)
Total UGI Corporation	1,007	1,015
Other	—	6
Total long-term debt	6,600	6,632
Less: current maturities	(57)	(149)
Total long-term debt due after one year	$6,543	$6,483

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

(a)At September 30, 2023, the effective interest rate on the term loan was 4.95%. We have entered into pay-fixed, receive-variable interest rate swaps that fix the underlying variable rate at 3.10% through March 2026.
(b)At September 30, 2022, the effective interest rate on the term loan was 1.89%. The term loan was repaid in full and terminated concurrently with the execution of the UGI International 2023 Credit Facilities Agreement.
(c)At September 30, 2023 and 2022, the effective interest rates on the term loan were 7.82% and 5.13%, respectively. We have entered into a pay-fixed, receive-variable interest rate swap to effectively fix the underlying variable rate at 4.53% on these borrowings through September 2026. Term loan borrowings are due in equal quarterly installments of $2, with the balance of the principal being due in full at maturity. Under certain circumstances, Energy Services is required to make additional principal payments if the consolidated total leverage ratio, as defined, is greater than defined thresholds. This term loan is collateralized by substantially all of the assets of Energy Services, subject to certain exceptions and carveouts including, but not limited to, accounts receivable and certain real property.
(d)Total long-term debt at September 30, 2023 and 2022, comprises $180 principal amount of Mountaineer senior secured notes plus unamortized premium of $19 and $21 for September 30, 2023 and 2022, respectively. The face interest rates on the Mountaineer senior notes range from 3.50% to 4.49%, with maturities ranging from 2027 to 2052.
(e)At September 30, 2023 and 2022, the effective interest rate on this term loan was 3.92%. We have entered into a pay-fixed, receive-variable interest rate swap to effectively fix the underlying variable rate at approximately 2.82% on a portion of these borrowings through June 2026. Term loan borrowings are due in equal quarterly installments of $2, with the balance of the principal being due in full at maturity.
(f)At September 30, 2023 and 2022, the effective interest rates on credit facility borrowings were 7.80% and 5.61%, respectively.
(g)At September 30, 2023 and 2022, the effective interest rates on the term loan were 2.77% and 2.67%, respectively. We have entered into pay-fixed, receive-variable interest rate swaps to effectively fix the underlying variable rate at approximately 0.70% on these borrowings through September 2024.
(h)At September 30, 2023 and 2022, the effective interest rates on the term loan were 7.79% and 4.15%, respectively. Term loan borrowings are due in equal quarterly installments of $9, commencing December 2022, which the balance of the principal being due in full at maturity.
(i)At September 30, 2023 and 2022, the effective interest rates on the term loan were 4.73% and 3.53%, respectively. We have entered into pay-fixed, receive-variable interest rate swaps to effectively fix the underlying variable rate at approximately 0.70% on a portion of these borrowings through September 2024.

Scheduled principal repayments of long-term debt for each of the next five fiscal years ending September 30 are as follows:

	2024	2025	2026	2027	2028
AmeriGas Propane	$—	$700	$675	$525	$500
UGI International	1	—	—	—	317
Midstream & Marketing	12	8	8	8	8
Utilities	6	6	281	70	40
UGI Corporation	38	973	—	—	—
Total	$57	$1,687	$964	$603	$865

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

Restrictive Covenants

Our long-term debt and credit facility agreements generally contain customary covenants and default provisions which may include, among other things, restrictions on the incurrence of additional indebtedness and also restrict liens, guarantees, investments, loans and advances, payments, mergers, consolidations, asset transfers, transactions with affiliates, sales of assets, acquisitions and other transactions. These agreements contain standard provisions which require compliance with certain financial ratios. Certain of the subsidiaries nonrecourse debt agreements contain cross-default provisions, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. In addition, under the default provisions, a default of a subsidiary results in or is at risk of triggering a cross-default under the debt of the parent company. UGI and its subsidiaries were in compliance with all debt covenants as of September 30, 2023.

2022 AmeriGas OLP Credit Agreement. Under the 2022 AmeriGas OLP Credit Agreement, AmeriGas OLP, as borrower, is required to comply with financial covenants related to leverage and interest coverage measured at the Partnership and at AmeriGas OLP. On November 15 2023, the Company entered into an amendment to the 2022 AmeriGas OLP Credit Agreement, which amends certain provisions of the credit agreement dated as of September 28, 2022 to, among other things, (i) reduce the maximum revolver amount from $600 to $400, (ii) reduce the minimum interest coverage ratio, effective for the fourth quarter of Fiscal 2023 through the end of the fourth quarter of Fiscal 2024 and (iii) beginning for the first quarter of Fiscal 2025, the minimum interest coverage ratio will remain reduced if the net leverage ratio is below a threshold as defined by the agreement; if the net leverage ratio exceeds such threshold, the minimum interest coverage ratio will revert to the original ratio as defined by the agreement.

As of March 31, 2023, AmeriGas OLP was in breach of the leverage ratio debt covenant and interest coverage ratio, which it cured with the funds received from UGI. The 2022 AmeriGas OLP Credit Agreement contains an equity cure provision, which allows AmeriGas OLP’s direct or indirect parent, including UGI and its other subsidiaries, to fund capital contributions to eliminate any EBITDA (as defined in the 2022 AmeriGas OLP Credit Agreement) shortfalls that would otherwise result in non-compliance with these financial covenants. UGI made capital contributions to AmeriGas OLP of $20 and $11 on March 31, 2023 and April 24, 2023, respectively, which in aggregate represented one equity cure in accordance with the 2022 AmeriGas OLP Credit Agreement. As a result of these capital contributions, AmeriGas OLP and the Partnership were in compliance with its financial covenants after considering the equity cure provision as of June 30, 2023 and March 31, 2023. As of September 30, 2023, the Partnership was in compliance with all debt covenants as set forth in the amended 2022 AmeriGas OLP Credit Agreement without the consideration of the equity cure provision.

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

Restricted Net Assets

At September 30, 2023, the amount of net assets of UGI’s consolidated subsidiaries that were restricted from transfer to UGI under debt agreements, subsidiary partnership agreements and regulatory requirements under foreign laws totaled approximately $3,600.

Note 7 — Income Taxes
(Loss) income before income taxes comprises the following:

	2023	2022	2021
Domestic	$(346)	$362	$647
Foreign	(1,491)	1,025	1,342
Total (loss) income before income taxes	$(1,837)	$1,387	$1,989

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
The provisions for income taxes consist of the following:

	2023	2022	2021
Current expense (benefit):
Federal	$(1)	$24	$(48)
State	37	18	7
Foreign	49	50	85
Total current expense	85	92	44
Deferred expense (benefit):
Federal	34	45	168
State	(21)	(17)	48
Foreign	(433)	193	262
Total deferred (benefit) expense	(420)	221	478
Total income tax (benefit) expense	$(335)	$313	$522

Federal income taxes for Fiscal 2023 and Fiscal 2022 are net of foreign tax credits of $25 and $5, respectively. There were no foreign tax credits utilized in Fiscal 2021.
A reconciliation from the U.S. federal statutory tax rate to our effective tax rate is as follows:

	2023	2022	2021
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Difference in tax rate due to:
Goodwill impairment not deductible for tax	(7.3)	—	—
Effects of foreign operations	3.9	4.4	4.6
State income taxes, net of federal benefit	(1.1)	1.5	1.9
Valuation allowance adjustments	1.1	(0.5)	1.0
Effects of tax rate changes – State, net of federal benefit	0.2	(1.4)	—
Effects of tax rate changes - International	—	(2.3)	(1.3)
Effects of U.S. tax legislation	—	—	(0.8)
Other, net	0.4	(0.1)	(0.2)
Effective tax rate	18.2%	22.6%	26.2%

In July 2022, tax legislation was enacted in Pennsylvania reducing the state’s corporate net income tax rate from 9.99% to 4.99% over a nine-year period, beginning with an initial reduction to 8.99% beginning in Fiscal 2024. The legislation resulted in $4 and $20 of tax benefits being recorded in Fiscal 2023 and Fiscal 2022, respectively, based on the Company’s analysis of future reversals of net deferred tax liabilities.

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

On March 27, 2020 the CARES Act was enacted into law. The primary impact of the legislation was the change in federal net operating loss carryback rules which allowed the Company’s U.S. federal tax losses generated in Fiscal 2021 to be carried back to Fiscal 2016. The carryback of our Fiscal 2021 U.S. federal tax losses from a 21% rate environment to offset taxable income in Fiscal 2016 in a 35% rate environment generated incremental benefits of $15. A $37 refund claim for the Fiscal 2021 claim has been filed and is included in “Income taxes receivable” on the Consolidated Balance Sheet at September 30, 2023 and 2022.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Our effective tax rate is subject to the impact of changes to the taxation of foreign source income made by the TCJA and the high tax exception regulations issued in July 2020. Income tax expense for Fiscal 2023, Fiscal 2022 and Fiscal 2021 includes $13, $3, and $8, respectively, of GILTI taxes that are treated as current period costs and carry no related deferred taxes.
Pennsylvania and West Virginia utility ratemaking practices permit the flow through to ratepayers of state tax benefits resulting from accelerated tax depreciation. For Fiscal 2023, Fiscal 2022 and Fiscal 2021, the beneficial effects of state tax flow through of accelerated depreciation reduced income tax expense by $11, $10, and $9, respectively.
Deferred tax liabilities (assets) comprise the following at September 30:

	2023	2022
Excess book basis over tax basis of property, plant and equipment	$966	$867
Utility regulatory assets	84	106
Intangible assets and goodwill	81	75
Derivative instrument assets	19	514
Other	37	33
Gross deferred tax liabilities	1,187	1,595

Investment in AmeriGas Partners	(28)	(79)
Pension plan liabilities	(14)	(21)
Employee-related benefits	(37)	(38)
Operating loss carryforwards	(75)	(48)
Foreign tax credit carryforwards	(64)	(76)
Utility regulatory liabilities	(83)	(85)
Utility environmental liabilities	(15)	(15)
Interest expense	(83)	(51)
Other	(58)	(74)
Gross deferred tax assets	(457)	(487)
Deferred tax assets valuation allowance	141	141
Net deferred tax liabilities	$871	$1,249
At September 30, 2023, we carried foreign net operating loss carryforwards of $6 relating to Flaga, $23 at certain subsidiaries of UGI France, $10 relating to Belgium, $5 relating to U.K., and $44 in the Netherlands with no expiration dates. We have state net operating loss carryforwards primarily relating to certain subsidiaries that approximate $1,071 and expire through 2043. We also have federal operating loss carryforwards of $9 for certain operations of AmeriGas Propane. At September 30, 2023, deferred tax assets relating to operating loss carryforwards amounted to $75 related to various UGI subsidiaries.
Valuation allowances against deferred tax assets exist for foreign tax credit carryforwards, net operating loss carryforwards of foreign subsidiaries, capital loss carryforwards and a notional interest deduction. The valuation allowance for all deferred tax remained the same in Fiscal 2023, which included an increase of $19 for disallowed interest, an increase of $11 for foreign net operating losses, $5 for a notional interest deduction and $3 from state tax rate decreases were offset by $22 decrease against capital losses and a $16 decrease against FTC’s.
The valuation allowance for all deferred tax assets increased by $3 in Fiscal 2022, which included a $17 increase in a notional interest deduction carryover, offset by a release of $6 against FTCs that will be realizable in the future, a $4 decrease from state tax rate changes, and a $4 decrease related to foreign net operating loss carry forwards.
We conduct business and file tax returns in the U.S., and various local, state and foreign jurisdictions. Our U.S. federal income tax returns are settled through the 2019 tax year, and our European tax returns are effectively settled for various years from 2015 to 2020. State and other income tax returns in the U.S. are generally subject to examination for a period of three to five years after the filing of the respective returns.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
The Company’s unrecognized tax benefits including amounts related to accrued interest, which if subsequently recognized would be recorded as a benefit to income taxes, amounted to $26, $5, and $3 at September 30, 2023, 2022 and 2021, respectively. Generally, a net reduction in unrecognized tax benefits could occur because of the expiration of the statute of limitations in certain jurisdictions or as a result of settlements with tax authorities. The expected change in unrecognized tax benefits and related interest in the next twelve months as the result of the expiration of certain statutes is immaterial.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2023	2022	2021
Unrecognized tax benefits — beginning of year	$5	$3	$4
Additions for tax positions of the current year	3	2	—
Decreases for tax positions taken in prior years	—	—	(2)
Increases for tax positions taken in prior years	19	1	1
Settlements with tax authorities/statute lapses	(1)	(1)	—
Unrecognized tax benefits — end of year	$26	$5	$3
Note 8 — Employee Retirement Plans
Defined Benefit Pension and Other Postretirement Plans
The U.S. Pension Plans consist of (1) a defined benefit pension plan for employees hired prior to January 1, 2009, of UGI, UGI Utilities, and certain of UGI’s other domestic wholly owned subsidiaries and (2) a defined benefit pension plan for Mountaineer employees hired prior to January 1, 2023. U.S. Pension Plans’ benefits are based on years of service, age and employee compensation. In addition, certain UGI International employees in France and Belgium are covered by defined benefit pension and postretirement plans. Although the disclosures in the tables below include amounts related to the UGI International plans, such amounts are not material.
We also provide postretirement health care benefits to certain retirees and postretirement life insurance benefits to certain U.S. active and retired employees. The ABO of our other postretirement benefit plans was $21 and $22 as of September 30, 2023 and 2022, respectively. The fair value of the plan assets of our other postretirement benefit plans was $18 and $16 as of September 30, 2023 and 2022, respectively.
The following table provides a reconciliation of the PBOs of our pension plans (the U.S. Pension Plans and the UGI International pension plans), plan assets, and the related funded status of our pension plans as of September 30, 2023 and 2022. ABO is the present value of benefits earned to date with benefits based upon current compensation levels. PBO is ABO increased to reflect estimated future compensation.

	Pension Benefits
	2023	2022
Change in benefit obligations:
Benefit obligations — beginning of year	$633	$870
Service cost	9	16
Interest cost	35	26
Actuarial gain	(20)	(240)
Plan amendments	—	1
Foreign currency	2	(6)
Benefits paid	(36)	(34)
Benefit obligations — end of year (a)	$623	$633

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

	Pension Benefits
	2023	2022
Change in plan assets:
Fair value of plan assets — beginning of year	$541	$736
Actual gain (loss) on plan assets	31	(173)
Foreign currency	1	(3)
Employer contributions	19	15
Benefits paid	(36)	(34)
Fair value of plan assets — end of year	$556	$541
Funded status of the plans — end of year (b)	$(67)	$(92)
Amounts recorded in UGI Corporation stockholders’ equity (pre-tax):
Prior service cost	$3	$3
Net actuarial gain	(17)	(17)
Total	$(14)	$(14)
Amounts recorded in regulatory assets and liabilities (pre-tax):
Net actuarial loss	110	114
Total	$110	$114
(a) The ABO for the U.S. Pension Plans was $558 and $570 as of September 30, 2023 and 2022, respectively.
(b) Amounts are reflected in “Other noncurrent liabilities” and “Other assets” on the Consolidated Balance Sheets. Amounts reflected in “Other assets” are not material.

In Fiscal 2023 and Fiscal 2022, the change in the pension plans’ PBO due to actuarial gains is principally the result of changes in discount rates.
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

	Pension Plans
	2023	2022	2021
Weighted-average assumptions:
Discount rate – benefit obligations	6.09%	5.70%	3.13%
Discount rate – benefit cost	5.70%	3.13%	2.90%
Expected return on plan assets	7.50%	7.10%	7.10%
Rate of increase in salary levels	3.25%	3.25%	3.25%

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
The service cost component of our pension and other postretirement plans, net of amounts capitalized, is reflected in “Operating and administrative expenses” on the Consolidated Statements of Income. The non-service cost components, net of amounts capitalized by Utilities as a regulatory asset, are reflected in “Other non-operating (expense) income, net” on the Consolidated Statements of Income. Other postretirement benefit cost was not material for all periods presented. Net periodic pension (income) cost includes the following components:

	Pension Benefits
	2023	2022	2021
Service cost	$9	$16	$12
Interest cost	35	26	22
Expected return on assets	(45)	(50)	(40)
Amortization of:
Actuarial (gain) loss	(3)	7	14
Net benefit (income) cost	$(4)	$(1)	$8

It is our general policy to fund amounts for U.S. Pension Plans benefits equal to at least the minimum required contribution set forth in applicable employee benefit laws. From time to time, we may, at our discretion, contribute additional amounts. During Fiscal 2023, Fiscal 2022 and Fiscal 2021, we made cash contributions to the U.S. Pension Plans of $18, $14 and $13, respectively. The minimum required contributions to the U.S. Pension Plans in Fiscal 2024 is $22.
UGI Utilities has established a VEBA trust to pay certain retiree health care and life insurance benefits by depositing into the VEBA the annual amount of postretirement benefits costs, if any. Assets associated with the VEBA are not material and we do not expect to be required to make any contributions to the VEBA during Fiscal 2024.
Expected payments for postretirement benefits over the next 10 years are not material. Expected payments for pension benefits are as follows:

Pension Benefits
Fiscal 2024	$39
Fiscal 2025	$39
Fiscal 2026	$41
Fiscal 2027	$43
Fiscal 2028	$44
Fiscal 2029 - 2033	$238
We also sponsor unfunded and non-qualified supplemental executive defined benefit retirement plans. At September 30, 2023 and 2022, the PBOs of these plans, including obligations for amounts held in grantor trusts, totaled $34 and $44, respectively. Costs associated with these plans and amounts recorded in UGI’s stockholder’s equity representing actuarial gains and losses were not material for all periods presented and are excluded from the tables above. During Fiscal 2023 and Fiscal 2022, the payments the Company made with respect to the supplemental executive defined benefit retirement plans were not material. During Fiscal 2021, the Company made $12 of payments for the supplemental executive defined benefit retirement plans. The total fair value of the grantor trust investment assets associated with the supplemental executive defined benefit retirement plans, which are included in “Other assets” on the Consolidated Balance Sheets, totaled $26 and $31 at September 30, 2023 and 2022, respectively.
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
The targets and actual allocations for the U.S. Pension Plans’ trust assets at September 30 are as follows:

	Actual		Target Asset Allocation (b)
	2023	2022	2023	2022
Equity investments:
U.S. equities	25.8%	26.5%	27.6%	24.7%
Non-U.S. equities	21.7%	20.9%	23.3%	20.9%
Global equities (a)	13.9%	13.8%	10.7%	13.1%
Total	61.4%	61.2%	61.6%	58.7%
Fixed income funds & cash equivalents	35.5%	35.5%	35.0%	35.0%
Alternative investments	3.1%	3.3%	3.4%	6.3%
Total	100.0%	100.0%	100.0%	100.0%
(a) Comprises investment funds that consist of a mix of U.S. and Non-U.S. equity securities.
(b) There is a permitted range for the allocation of the trust assets for the U.S. Pension Plans, excluding the defined benefit pension plan for Mountaineer employees, which is 5% less than and greater than the target allocation.

Common collective trust funds in the U.S. Pension Plans primarily include investments in U.S., Non-U.S. and global (a mix of U.S. and Non-U.S.) equities, fixed income and short-term investments. The fair values of common collective trust funds and cash equivalents are valued at the NAV of units of the collective trusts. The NAVs, as provided by the trustee, are used as a practical expedient to estimate fair value based on the fair values of the underlying investments held by the funds less their liabilities. The fair values of the U.S. Pension Plans trust assets by asset class as of September 30, 2023 and 2022 are as follows:

	2023	2022
U.S. Pension Plans:
Domestic equity investments:
UGI Corporation Common Stock	$19	$26
Total domestic equity investments (a)	19	26
Common collective trust funds:
U.S. equity index investments	120	113
Non-U.S. equity index investments	117	110
Global equity index investments	75	72
Bond index investments	183	177
Cash equivalents	8	10
Total common collective trust funds (b)	503	482
Alternative investments (b)	17	17
Total	$539	$525

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
Defined Contribution Plans
We sponsor 401(k) savings plans for eligible employees of UGI and certain of UGI’s domestic subsidiaries. Generally, participants in these plans may contribute a portion of their compensation on either a before-tax basis, or on both a before-tax and after-tax basis. These plans also provide for employer matching contributions at various rates. The cost of benefits under the savings plans totaled $22 in Fiscal 2023, $21 in Fiscal 2022 and $21 in Fiscal 2021. The Company also sponsors certain nonqualified supplemental defined contribution executive retirement plans. These plans generally provide supplemental benefits to certain executives that would otherwise be provided under retirement plans but are prohibited due to limitations imposed by the IRC. The Company makes payments to self-directed grantor trusts with respect to these supplemental defined contribution plans. Such payments during Fiscal 2023, Fiscal 2022 and Fiscal 2021 were not material. At September 30, 2023 and 2022, the total fair values of these grantor trust investment assets, which amounts are included in “Other assets” on the Consolidated Balance Sheets, were $9 and $7, respectively.

Note 9 — Utility Regulatory Assets and Liabilities and Regulatory Matters
The following regulatory assets and liabilities associated with our Utilities reportable segment are included in our Consolidated Balance Sheets at September 30:

	2023	2022
Regulatory assets (a):
Income taxes recoverable	$94	$83
Underfunded pension plans	111	114
Environmental costs	28	37
Deferred fuel and power costs	27	32
Removal costs, net	23	22
Other	64	52
Total regulatory assets	$347	$340
Regulatory liabilities (a):
Postretirement benefits	$12	$11
Deferred fuel and power refunds	55	3
State income tax benefits — distribution system repairs	43	38
Excess federal deferred income taxes	254	279
Other	2	4
Total regulatory liabilities	$366	$335
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
PA Gas Utility uses derivative instruments to reduce volatility in the cost of gas it purchases for retail core-market customers. Realized and unrealized gains or losses on natural gas derivative instruments are included in deferred fuel and power costs or refunds. Net unrealized (losses) gains on such contracts at September 30, 2023 and 2022 were $(2) and $5, respectively.
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
Other. Other regulatory assets and liabilities comprise a number of deferred items including, among others, certain fair value adjustments related to the Mountaineer Acquisition, certain information technology costs, energy efficiency conservation costs and rate case expenses.
Other Regulatory Matters
UGI Utilities. On January 27, 2023, Electric Utility filed a request with the PAPUC to increase its annual base distribution revenues by $11. On September 21, 2023, the PAPUC issued a final order approving a settlement providing for a $9 annual base distribution rate increase for Electric Utility, effective October 1, 2023.
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
Mountaineer. On July 31, 2023, Mountaineer submitted its 2023 IREP filing to the WVPSC requesting recovery of $10, an increase of $6, for costs associated with capital investments after December 31, 2022, that total $131, including $67 in calendar year 2024. With new base rates expected to be effective January 1, 2024, revenues from IREP rates would decrease by $12. The filing included capital investments totaling $383 over the 2024 - 2028 period.
On March 6, 2023, Mountaineer submitted a base rate case filing with the WVPSC seeking a net revenue increase of $20, which consisted of an increase in base rates of $38 and a decrease in the IREP rates of $18 annually to be effective on April 5, 2023. On March 31, 2023, the WVPSC suspended the effective date of the requested rate change increase until January 1, 2024 to allow for a full review of the filing. On October 6, 2023, Mountaineer filed a joint stipulation and agreement for settlement of the base rate case, which included a $14 net revenue increase. An order from the Commission is expected in December and new rates will take effect on January 1, 2024.
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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Note 10 — Inventories
Inventories comprise the following at September 30:

	2023	2022
Non-utility LPG and natural gas	$212	$335
Gas Utility natural gas	55	166
Energy certificates	64	70
Materials, supplies and other	102	94
Total inventories	$433	$665

Note 11 — Property, Plant and Equipment
Property, plant and equipment comprise the following at September 30:

	2023	2022	Estimated Useful Life
Utility:
Distribution	$5,204	$4,746
Transmission	123	123
General and other	660	557
Work in process	95	124
Total Utility	6,082	5,550

Non-utility:
Land	174	179
Buildings and improvements	418	426	10 - 40 years
Transportation equipment	238	234	3 - 10 years
Equipment, primarily cylinders and tanks	3,903	3,645	5 - 30 years
Electric generation	190	216	25 - 40 years
Pipeline and related assets	1,577	1,523	25 - 40 years
Other	390	380	1 - 12 years
Work in process	156	53
Total non-utility	7,046	6,656
Total property, plant and equipment	$13,128	$12,206

The average composite depreciation rates at our Gas Utility and Electric Utility were as follows:

	2023	2022	2021
Regulated natural gas utilities	2.4%	2.6%	2.6%
Electric Utility	2.3%	2.4%	2.3%

Depreciation expense totaled $476, $460 and $437 for Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Note 12 — Goodwill and Intangible Assets
Changes in the carrying amount of goodwill by reportable segment are as follows:

	AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Total
Balance September 30, 2021	$2,004	$993	$336	$437	$3,770
Purchase accounting adjustments	—	—	—	(5)	(5)
Foreign currency translation	—	(153)	—	—	(153)
Balance September 30, 2022	2,004	840	336	432	3,612
Impairment of goodwill	(656)	—	—	—	(656)
Acquisitions	—	3	—	—	3
Foreign currency translation	—	68	—	—	68
Balance September 30, 2023	$1,348	$911	$336	$432	$3,027

During the third quarter of Fiscal 2023, the Company identified interim impairment indicators related to goodwill within the AmeriGas Propane reporting unit: (1) AmeriGas Partners issued $500 of Senior Notes at an interest rate of 9.375%, which was significantly higher than the interest rates on the other AmeriGas Propane debt obligations; and (2) financial projections for the AmeriGas Propane reporting unit were reduced significantly compared to previous forecasts following declines in gross margins and customer retention and higher operating expenses. The Company concluded that these events constituted triggering events that indicate that the AmeriGas Propane goodwill may be impaired and, as such, performed an interim impairment test of its goodwill as of May 31, 2023.

Using level 3 inputs, we performed a quantitative assessment of the AmeriGas Propane reporting unit using a weighting of the income and market approaches to determine its fair value. With respect to the income approach, management used a discounted cash flow (“DCF”) method, using unobservable inputs. The significant assumptions in our DCF model include projected EBITDA and a discount rate (and estimates in the discount rate inputs). With respect to the market approach, management used recent transaction market multiples for similar companies in the U.S. The resulting estimates of fair value from the income approach and the market approach were then weighted equally in determining the overall estimated fair value of AmeriGas Propane.

Based on our evaluation, the estimated fair value of the AmeriGas Propane reporting unit was determined to be less than its carrying value. As a result, the Company recorded a non-cash pre-tax goodwill impairment charge of $656, included in “Impairment of goodwill” on the Fiscal 2023 Consolidated Statement of Income, to reduce the carrying value of AmeriGas Propane to its fair value. The Company calculated the deferred tax effect using the simultaneous equation method.

The performance of the AmeriGas Propane reporting unit and the potential for future developments in the global economic environment, including the prospect of higher interest rates, introduces a heightened risk for additional impairment in the AmeriGas Propane reporting unit. If there is continued deterioration in the results of operations, a portion or all of the remaining recorded goodwill for the AmeriGas Propane reporting unit, which was $1.3 billion as of September 30, 2023, could be subject to further impairment.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

Intangible assets comprise the following at September 30:

	2023	2022
Customer relationships	$977	$1,006
Trademarks and tradenames	4	3
Noncompete agreements and other	26	71
Accumulated amortization	(602)	(621)
Intangible assets, net (definite-lived)	405	459
Trademarks and tradenames (indefinite-lived)	38	41
Total intangible assets, net	$443	$500

During Fiscal 2023, the Company recognized a $10 non-cash, pre-tax impairment charge related to customer relationships intangible assets and indefinite-lived tradenames at DVEP in connection with the wind-down of the energy marketing business in the Netherlands (see Note 5). During Fiscal 2021, the Company recognized a $20 non-cash, pre-tax impairment charge related to a customer relationship intangible asset at DVEP resulting from a decline in anticipated volumes attributable to a historical customer. These charges are reflected in “Operating and administrative expenses” on the Consolidated Statements of Income.

Amortization expense of intangible assets was $56, $61 and $76 for Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively. Estimated amortization expense of intangible assets during the next five fiscal years is as follows: Fiscal 2024 — $53; Fiscal 2025 — $51; Fiscal 2026 — $50; Fiscal 2027 — $27; Fiscal 2028 — $18.

Note 13 — Equity
On February 2, 2022, UGI’s Board of Directors authorized an extension of an existing share repurchase program for up to 8,000,000 shares of UGI Corporation Common Stock for an additional four-year period, expiring February 2026. Pursuant to the Board authorization, during Fiscal 2023 and Fiscal 2022 the Company purchased and placed in treasury stock 600,000 shares and 900,000 shares at a total cost of $22 and $38, respectively. There were no such repurchases during Fiscal 2021.
UGI Preferred Stock and Common Stock share activity for Fiscal 2023, Fiscal 2022 and Fiscal 2021 is as follows:

	Preferred Stock	Common Stock
	Issued/Outstanding	Issued	Treasury	Outstanding
Balance at September 30, 2020	—	209,514,044	(1,159,606)	208,354,438
Issued:
Equity Unit Offering	220,000	—	—	—
Employee and director plans	—	329,252	554,315	883,567
Reacquired common stock – employee and director plans	—	—	(21,870)	(21,870)
Balance at September 30, 2021	220,000	209,843,296	(627,161)	209,216,135
Issued:
Employee and director plans	—	717,198	799,152	1,516,350
Repurchases of common stock	—	—	(900,000)	(900,000)
Reacquired common stock – employee and director plans	—	—	(250,273)	(250,273)
Balance at September 30, 2022	220,000	210,560,494	(978,282)	209,582,212
Issued:
Employee and director plans	—	345,558	167,313	512,871
Repurchases of common stock	—	—	(600,000)	(600,000)
Balance at September 30, 2023	220,000	210,906,052	(1,410,969)	209,495,083

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
UGI also has 5,000,000 shares of UGI Series Preference Stock authorized for issuance. UGI had no shares of UGI Series Preference Stock outstanding at September 30, 2023 or 2022.

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

The Convertible Preferred Stock has no maturity date and will remain outstanding unless converted by holders or redeemed by the Company. The Company has the option to redeem all or a portion of the Convertible Preferred Stock at any time, and from time to time, on or after September 3, 2024, for cash at a redemption price equal to the liquidation preference of the Convertible Preferred Stock being redeemed plus any accumulated and unpaid dividends. Each share of Convertible Preferred Stock may be converted at the option of the holders on and after June 1, 2024, only after it has been separated from the Equity Units and, prior to June 1, 2024, only under limited circumstances in connection with a fundamental change, as defined in the Equity Unit Agreements. The Company will settle conversions by paying or delivering (i) one share of UGI’s 0.125% Series B preferred stock (or, for conversions in connection with a redemption of the Convertible Preferred Stock, up to $1,000 per share in cash plus all accumulated but unpaid dividends to, but excluding, the payment date immediately preceding the relevant conversion date) per share of Convertible Preferred Stock being converted; and (ii) to the extent the conversion value exceeds the liquidation preference of the Convertible Preferred Stock, shares of UGI’s common stock. The conversion rate is initially 19.0215 shares of UGI’s common stock per one share of Convertible Preferred Stock, which is equivalent to an initial conversion price of approximately $52.57 per share of UGI’s common stock. At September 30, 2023, 2022 and 2021, there were 220,000 shares of Series B preferred stock authorized for issuance pursuant to the settlement terms discussed above.

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

The present value of the quarterly contract adjustment payments liability was $45 upon issuance of the Equity Units and is recorded in “Other current liabilities” and “Other noncurrent liabilities” (with a corresponding reduction to “UGI Preferred Stock”) on the Consolidated Balance Sheet. As each quarterly contract adjustment payment is made, the related liability is reduced and the difference between the cash payment and the present value will accrete to “Interest expense” on the Consolidated Statements of Income. This accretion was not material during Fiscal 2023, Fiscal 2022, and Fiscal 2021.

Note 14 — Equity-Based Compensation
The Company grants equity-based awards to employees and non-employee directors comprising UGI stock options and, UGI Common Stock-based equity instruments. We recognized total pre-tax equity-based compensation expense of $17 ($13 after-tax), $15 ($11 after-tax) and $21 ($15 after-tax) in Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively.

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

There were 16,014,039 shares of Common Stock available for future grants under the 2021 IAP at September 30, 2023.

UGI Stock Option Awards. We measure the fair value of stock options using a Black-Scholes option pricing model that uses certain key assumptions for such options related to the expected life, volatility, dividend yield and the Company’s risk-free rate at the valuation date. The per share weighted average fair value of stock options granted under our option plans was $9.31, $8.47 and $6.05 in Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively. As of September 30, 2023, there was $5 of unrecognized compensation cost associated with unvested stock options that is expected to be recognized over a weighted-average period of 1.9 years. There were 8,358,125 stock options outstanding at September 30, 2023, of which, 7,122,824 stock options were exercisable with a weighted-average option price of $42.79.

UGI Unit Awards. Awards of UGI Stock Units and UGI Performance Units subject to market-based conditions entitle the grantee to shares of UGI Common Stock or cash once the service condition is met and, with respect to UGI Performance Unit subject to market-based conditions, subject to UGI’s TSR percentile rank relative to companies in the UGI comparator group. Recipients of UGI Performance Unit subject to market-based conditions are awarded a target number of such awards. The number of UGI Performance Units subject to market-based conditions ultimately paid at the end of the performance period (generally 3 years) may be higher or lower than the target amount, or even zero, based on UGI’s TSR percentile rank relative to companies in the UGI comparator group. Grantees may receive 0% to 200% of the target award granted. Awards granted vest ratably over the performance period.

In January 2023, the Company granted the UGI EPS Performance Unit awards. UGI EPS Performance Unit awards entitle the grantee to shares of UGI Common Stock or cash once the service condition is met and subject to the achievement of a UGI EPS goal, which is a non-market performance condition. UGI EPS Performance Unit grant recipients are awarded a target number of UGI EPS Performance Units. The number of UGI EPS Performance Units ultimately paid at the end of the service period may

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
be higher or lower than the target amount, or even zero, based upon the actual EPS performance. Grantees may receive 0% to 200% of the target award granted. The EPS performance period for the UGI EPS Performance Unit awards granted in January 2023 is October 1, 2022 through September 30, 2024.

The fair value of UGI Stock Units on the grant date is equal to the market price of UGI Stock on the grant date plus the fair value of dividend equivalents if applicable. The fair value of UGI Performance Units is estimated using a Monte Carlo valuation model. The fair value associated with the target award is accounted for as equity and the fair value of the award over the target, as well as all dividend equivalents, is accounted for as a liability. The fair value of UGI EPS Performance Units is equal to the market price of UGI stock on the grant date plus the fair value of dividend equivalents if applicable.

The weighted-average grant date fair value of UGI Stock Units, UGI Performance Units and EPS Performance Units granted to employees during Fiscal 2023, Fiscal 2022, and Fiscal 2021 was $44.62, $51.24 and $41.41, respectively.
As of September 30, 2023, there was a total of $25 unrecognized compensation cost associated with UGI Unit awards outstanding that is expected to be recognized over a weighted-average period of 2.0 years. As of September 30, 2023, there were 1,502,253 UGI Unit awards outstanding with a weighted-average grant-date fair value of $43.09 per share.

Note 15 — Leases

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

Sale-leaseback transaction. During the fourth quarter of Fiscal 2023, AmeriGas OLP completed a sale-leaseback transaction with an independent third party for the land, building and improvements of an office and service center located in Gardena, California. The office and service center was leased back to AmeriGas OLP under an operating lease agreement having an initial six-year term with an option to renew. In conjunction with the transaction, AmeriGas OLP received approximately $32 in cash proceeds which resulted in a pre-tax gain of $29, reflected in Other operating income, net on the Fiscal 2023 Consolidated Statement of Income.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
ROU assets and lease liabilities recorded in the Consolidated Balance Sheets as of September 30 are as follows:

	2023	2022	Location on the Balance Sheet
ROU assets:
Operating lease ROU assets	$420	$368	Other assets
Finance lease ROU assets	50	48	Property, plant and equipment
Total ROU assets	$470	$416

Lease liabilities:
Operating lease liabilities — current	$87	$82	Other current liabilities
Operating lease liabilities — noncurrent	340	294	Other noncurrent liabilities
Finance lease liabilities — current	5	4	Current maturities of long-term debt
Finance lease liabilities — noncurrent	45	41	Long-term debt
Total lease liabilities	$477	$421

The components of lease cost for Fiscal 2023, Fiscal 2022 and Fiscal 2021 are as follows:

	2023	2022	2021
Operating lease cost	$104	$96	$101
Finance lease cost:
Amortization of ROU assets	3	4	4
Interest on lease liabilities	3	3	3
Variable lease cost	2	6	4
Short-term lease cost	4	2	2
Total lease cost	$116	$111	$114

The following table presents the cash and non-cash activity related to lease liabilities included in the Consolidated Statements of Cash Flows during Fiscal 2023, Fiscal 2022 and Fiscal 2021:

	2023	2022	2021
Cash paid related to lease liabilities:
Operating cash flows — operating leases	$103	$95	$99
Operating cash flows — finance leases	$3	$3	$3
Financing cash flows — finance leases	$1	$2	$3

Non-cash lease liability activities:
ROU assets obtained in exchange for operating lease liabilities	$136	$72	$85
ROU assets obtained in exchange for finance lease liabilities	$6	$2	$1

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
The following table presents the weighted-average remaining lease term and weighted-average discount rate:

Weighted-average remaining lease term (in years)	2023	2022

Operating leases	7.1	6.0
Finance leases	5.3	3.7

Weighted-average discount rate (%)	2023	2022
Operating leases	4.5%	3.6%
Finance leases	2.2%	1.8%
Expected annual lease payments based on maturities of operating and finance leases, as well as a reconciliation to the lease liabilities on the Consolidated Balance Sheet, as of September 30, 2023, were as follows:

	2024	2025	2026	2027	2028	After 2028	Total Lease Payments	Imputed Interest	Lease Liabilities
Operating leases	$104	$86	$72	$61	$49	$130	$502	$(75)	$427
Finance leases	$5	$5	$5	$4	$4	$76	$99	$(49)	$50
Approximately 80% of the operating lease liabilities presented above relate to AmeriGas Propane.

At September 30, 2023, operating and finance leases that had not yet commenced were not material.

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

Note 16 — Commitments and Contingencies
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

UGI Utilities is subject to a COA with the PADEP to address the remediation of specified former MGP sites in Pennsylvania, which is scheduled to terminate at the end of 2031. In accordance with the COA, UGI Utilities is required to either obtain a certain number of points per calendar year based on defined eligible environmental investigatory and/or remedial activities at the MGPs, or make expenditures for such activities in an amount equal to an annual environmental minimum expenditure threshold. The annual minimum expenditure threshold of the COA is $5. At September 30, 2023 and 2022, our aggregate estimated accrued liabilities for environmental investigation and remediation costs related to the COA totaled $52 and $53, respectively.
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

The NYDEC commenced implementation of the remediation plan in the spring of 2018.  Based on our evaluation of the available information as of September 30, 2023 and 2022, the Partnership has an undiscounted environmental remediation liability of $8 related to the site. Our share of the actual remediation costs could be significantly more or less than the accrued amount.
Other Matters

West Reading, Pennsylvania Explosion. On March 24, 2023, an explosion occurred in West Reading, Pennsylvania which resulted in seven fatalities, significant injuries to eleven others, and extensive property damage to buildings owned by R.M. Palmer, a local chocolate manufacturer, and other neighboring structures. The NTSB and the PAPUC are investigating the West Reading incident. On July 18, 2023, the NTSB issued an Investigative Update in its ongoing investigation. That report identifies a fracture in a retired UGI gas service tee and a fracture in a nearby steam system, but it does not address causation of the fractures or the explosion. The NTSB investigative team includes representatives from the Company, the PAPUC, the local fire department and the Pipeline and Hazardous Materials Safety Administration. The Company is cooperating with the investigation. The NTSB may invite other parties to participate. In September 2023, OSHA closed their investigation of this matter, without any finding pertaining to UGI Utilities.

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
Regarding these pending claims and legal actions, the Company does not believe, at this early stage, that there is sufficient information available to reasonably estimate a range of loss, if any, or conclude that the final outcome of these matters will or will not have a material effect on our financial statements.

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
(Currency in millions, except per share amounts and where indicated otherwise)

Note 17 — Fair Value Measurements
Recurring Fair Value Measurements
The following table presents, on a gross basis, our financial assets and liabilities, including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy as described in Note 2:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
September 30, 2023:
Derivative instruments:
Assets:
Commodity contracts (c)	$117	$115	$—	$232
Foreign currency contracts	$—	$38	$—	$38
Interest rate contracts	$—	$28	$—	$28
Liabilities:
Commodity contracts (c)	$(193)	$(81)	$—	$(274)
Foreign currency contracts	$—	$(2)	$—	$(2)

Non-qualified supplemental postretirement grantor trust investments (a)	$39	$—	$—	$39

September 30, 2022
Derivative instruments:
Assets:
Commodity contracts (b)	$938	$1,268	$27	$2,233
Foreign currency contracts	$—	$119	$—	$119
Interest rate contracts	$—	$66	$—	$66
Liabilities:
Commodity contracts (b)	$(377)	$(136)	$—	$(513)
Foreign currency contracts	$—	$(2)	$—	$(2)

Non-qualified supplemental postretirement grantor trust investments (a)	$43	$—	$—	$43
(a)Consists primarily of mutual fund investments held in grantor trusts associated with non-qualified supplemental retirement plans (see Note 8).
(b)Includes derivative assets and liabilities associated with the October 2022 sale of UGI International energy marketing business located in the U.K., classified as held for sale (see Note 5).
(c)Includes derivative assets and liabilities associated with certain UGI International energy marketing business transactions (see Note 5).

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

Nonrecurring Fair Value Measurements

During the quarter ended June 30, 2023, the Company performed an interim goodwill impairment test for its AmeriGas Propane reporting unit, which resulted in a non-cash pre-tax goodwill impairment charge of $656 to reduce the carrying value of AmeriGas Propane to its fair value as of May 31, 2023. See Note 12 for further information on the results of the impairment test including the key assumptions used to determine the fair value of the AmeriGas Propane reporting unit.

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

	2023	2022
Carrying amount	$6,647	$6,665
Estimated fair value	$6,238	$6,189
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
Interest Rate Risk
Certain of our long-term debt agreements have interest rates that are generally indexed to short-term market interest rates. In order to fix the underlying short-term market interest rates, we may enter into pay-fixed, receive-variable interest rate swap agreements and designate such swaps as cash flow hedges. In March 2023, in connection with the Energy Services Amended Term Loan Credit Agreement, Energy Services terminated and settled its existing interest rate swap associated with the Energy Services Term Loan Credit Agreement (see Note 6).
The remainder of our long-term debt is typically issued at fixed rates of interest. As this long-term debt matures, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into IRPAs. We account for IRPAs as cash flow hedges. There were no unsettled IRPAs during any of the periods presented. At September 30, 2023, the amount of pre-tax net gains associated with interest rate hedges expected to be reclassified into earnings during the next twelve months is $46.
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
Concurrent with the repayment of UGI International’s 3.25% Senior Notes on December 7, 2021, we settled an associated net investment hedge having a notional value of €93. Additionally, in May 2022, we restructured certain net investment hedges associated with anticipated foreign currency denominated dividends. Cash flows from these settlements are included in cash flows from investing activities on the Consolidated Statements of Cash Flows.
Our euro-denominated long-term debt has also been designated as net investment hedges, representing a portion of our UGI International euro-denominated net investment. We recognized pre-tax (losses) gains associated with these net investment hedges in the foreign currency component of AOCI totaling $(57), $123 and $9 during Fiscal 2023, Fiscal 2022, and Fiscal 2021, respectively.
Quantitative Disclosures Related to Derivative Instruments

The following table summarizes by derivative type the gross notional amounts related to open derivative contracts at September 30, 2023 and 2022 and the final settlement dates of the Company's open derivative contracts as of September 30, 2023, but excluding those derivatives that qualified for the NPNS exception:

			Notional Amounts (in millions)
			September 30,
Type	Units	Settlements Extending Through	2023	2022
Commodity Price Risk:
Regulated Utility Operations
PA Gas Utility NYMEX natural gas futures and option contracts	Dekatherms	September 2024	38	19
Non-utility Operations
LPG swaps	Gallons	February 2026	727	874
Natural gas futures, forward, basis swap, options and pipeline contracts (a)	Dekatherms	December 2027	338	363
Electricity forward and futures contracts	Kilowatt hours	December 2026	1,260	2,446
Interest Rate Risk:
Interest rate swaps	Euro	March 2026	€300	€300
Interest rate swaps	USD	September 2026	$1,270	$1,358
Foreign Currency Exchange Rate Risk:
Forward foreign currency exchange contracts	USD	September 2026	$425	$465
Net investment hedge forward foreign exchange contracts	Euro	December 2026	€256	€411
(a)Amounts at September 30, 2023 and 2022 include contracts associated with certain UGI International energy marketing business transactions (see Note 5).
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
We have concentrations of credit risk associated with derivative instruments and we evaluate the creditworthiness of our derivative counterparties on an ongoing basis. As of September 30, 2023, the maximum amount of loss, based upon the gross

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was $298. In general, many of our over-the-counter derivative instruments and all exchange contracts call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At September 30, 2023, we had received cash collateral from derivative instrument counterparties totaling $40. In addition, we may have offsetting derivative liabilities and certain accounts payable balances with certain of these counterparties, which further mitigates the previously mentioned maximum amount of losses. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At September 30, 2023, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.
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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Fair Value of Derivative Instruments
The following table presents the Company’s derivative assets and liabilities by type, as well as the effects of offsetting, as of September 30:

	2023	2022
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	$14	$57
Interest rate contracts	28	66
	42	123
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	6	31
Derivatives not designated as hedging instruments:
Commodity contracts (a)	226	2,202
Foreign currency contracts	24	62
	250	2,264
Total derivative assets – gross	298	2,418
Gross amounts offset in the balance sheet	(124)	(295)
Cash collateral received	(40)	(398)
Total derivative assets – net	$134	$1,725

Derivative liabilities:
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	$(8)	$(26)
Derivatives not designated as hedging instruments:
Commodity contracts (a)	(266)	(487)
Foreign currency contracts	(2)	(2)
	(268)	(489)
Total derivative liabilities – gross	(276)	(515)
Gross amounts offset in the balance sheet	124	295
Cash collateral pledged	53	7
Total derivative liabilities – net	$(99)	$(213)
(a)Includes certain derivative contracts associated with UGI International energy marketing business transactions (see Note 5) that are classified as held for sale on the Consolidated Balance Sheets at September 30, 2023 and 2022. At September 30, 2023 and 2022, there were $10 and $295 of derivative assets, respectively, included in Held for sale assets and $12 and $19 of derivative liabilities, respectively, included in Held for sale liabilities, on the Consolidated Balance Sheets.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Effects of Derivative Instruments
The following tables provide information on the effects of derivative instruments on the Consolidated Statements of Income and changes in AOCI for Fiscal 2023, Fiscal 2022 and Fiscal 2021:

	Gain (Loss) Recognized in AOCI			Gain (Loss) Reclassified from AOCI into Income			Location of Gain (Loss) Reclassified from AOCI into Income
	2023	2022	2021	2023	2022	2021
Cash Flow Hedges:
Interest rate contracts	$25	$91	$4	$40	$(7)	$(25)	Interest expense
Net Investment Hedges:
Foreign currency contracts	$(21)	$69	$4

	Gain (Loss) Recognized in Income			Location of Gain (Loss) Recognized in Income
	2023	2022	2021
Derivatives Not Designated as Hedging Instruments:
Commodity contracts	$11	$(9)	$(17)	Revenues
Commodity contracts	(1,771)	1,181	1,545	Cost of sales
Commodity contracts	2	1	5	Other operating income, net
Foreign currency contracts	(23)	63	9	Other non-operating (expense) income, net
Total	$(1,781)	$1,236	$1,542
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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
The tables below present changes in AOCI, net of tax, during Fiscal 2023, Fiscal 2022 and Fiscal 2021:

	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI - September 30, 2020	$(26)	$(54)	$(67)	$(147)
Other comprehensive income (loss) before reclassification adjustments	7	3	(23)	(13)
Amounts reclassified from AOCI	2	18	—	20
Other comprehensive income (loss) attributable to UGI	9	21	(23)	7
AOCI - September 30, 2021	$(17)	$(33)	$(90)	$(140)
Other comprehensive income (loss) before reclassification adjustments	28	64	(341)	(249)
Amounts reclassified from AOCI	3	6	—	9
Other comprehensive income (loss) attributable to UGI	31	70	(341)	(240)
AOCI - September 30, 2022	$14	$37	$(431)	$(380)
Other comprehensive income (loss) before reclassification adjustments	5	16	132	153
Amounts reclassified from AOCI	(2)	(27)	—	(29)
Other comprehensive income (loss) attributable to UGI	3	(11)	132	124
AOCI - September 30, 2023	$17	$26	$(299)	$(256)

Note 20 — Other Operating Income, Net and Other Non-Operating Income (Expense), Net
Other Operating Income, Net
Other operating income, net, comprises the following:

	2023	2022	2021
Finance charges	$17	$18	$17
Gains on sales of fixed assets, net (a)	61	33	11
Gain on early derivative termination	—	—	5
Foreign currency transaction gains (losses)	7	(5)	—
Cylinder deposit income	23	18	9
Interest and interest-related income	6	1	—
Other, net	18	14	(9)
Total other operating income, net	$132	$79	$33
(a)Fiscal 2023 includes a $15 gain on the sale of UGI Corporation’s headquarters building in August 2023.

Other Non-Operating (Expense) Income, Net
Other non-operating (expense) income, net comprises the following:

	2023	2022	2021
(Losses) gains on foreign currency contracts, net	$(23)	$63	$9
Amortization of excluded components of certain net investment hedges	7	7	2
Pension and other postretirement plans non-service income, net	9	5	1
Total other non-operating (expense) income, net	$(7)	$75	$12

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Note 21 — Equity Method Investments

Equity method investments which are included within “Other assets” on the Consolidated Balance Sheets, comprises the following as of September 30:

	Carrying Value		Ownership Interest
Investees	2023	2022	2023	2022
Midstream & Marketing
Aurum Renewables	$45	$—	40%	N/A
Pine Run	77	68	49%	49%
MBL Bioenergy	122	23	99.99%	99.99%
Other	20	18	various	various
Total Midstream & Marketing	264	109
UGI International	35	21	various	various
Total investments in equity method investees	$299	$130

Aurum Renewables. In January 2023, the Company, through its wholly owned indirect subsidiary, entered into a joint venture agreement with a third party Archaea Holdings, LLC (“Archaea”). The primary purpose of the joint venture, Aurum Renewables LLC, is to upgrade landfill gas from the Commonwealth Environmental Systems landfill located in Hegins, Pennsylvania to pipeline-quality RNG. Pursuant to this agreement, the Company contributed its existing 11 megawatt landfill gas-to-electricity facility, as non-cash consideration, in return for a 40% equity interest in the joint venture. Once complete, the project is expected to have the capacity to produce approximately 5,000 MMBtu per day of pipeline-quality RNG. Archaea will lead the development, engineering, construction, and operation of the new RNG facility, and Energy Services will take a lead role in marketing the RNG produced by the facility.

Pine Run. Pine Run is a company jointly owned by UGI Pine Run, LLC (a wholly-owned subsidiary of Energy Services) and Stonehenge Energy Resources. In February 2021, Pine Run completed the acquisition of Pine Run Midstream, an affiliate of PennEnergy, and minority partners for approximately $205. The acquisition was funded by cash contributions by UGI Pine Run, LLC and Stonehenge Energy Resources totaling approximately $115, and the issuance by Pine Run of $90 of long-term debt. Pine Run Midstream operates dry gas gathering pipelines and compression assets in western Pennsylvania. Pine Run is accounted for as an equity method investment as we have the ability to exercise significant influence, but not control, over the entity.

MBL Bioenergy. MBL Bioenergy is a company jointly owned by UGI Dakota, LLC (a wholly-owned subsidiary of Energy Services), Sevana Bioenergy and a subsidiary of California Bioenergy. The sole purpose of MBL Bioenergy is the development of RNG projects in South Dakota comprising three dairy waste anaerobic digester systems. MBL Bioenergy is a variable interest entity whereby the Company has determined that it is not the primary beneficiary since it does not direct the activities that most significantly impact the entity’s economic performance. In addition to consent being required for all equity holders for significant activities, such as major procurement, construction contracting and offtake, our partners manage the day-to-day project management and operations for MBL Bioenergy and its subsidiaries.

Pennant. During the fourth quarter of Fiscal 2022, Energy Services completed the Pennant Acquisition and acquired the remaining 53% of the equity interests in Pennant. Prior to the Pennant Acquisition, the Company’s investment in Pennant was accounted for as an equity method investment as we had the ability to exercise significant influence, but not control, over the entity. The acquisition of the remaining interests was accounted for as an acquisition of assets, and the purchase price of approximately $61 was primarily allocated to property, plant and equipment. In connection with the acquisition of the controlling financial interest in Pennant, the Company recognized an other-than-temporary pre-tax impairment charge of $44 related to its then existing 47% membership interest, which amount is reflected in “Income (loss) from equity investees” in the Consolidated Statements of Income.

PennEast. UGI PennEast, LLC and four other members each hold a 20% membership interest in PennEast. PennEast was formed to construct an approximate 120-mile natural gas pipeline from Luzerne County, Pennsylvania to the Trenton-

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Woodbury interconnection in New Jersey. PennEast is accounted for as an equity method investment as we have the ability to exercise significant influence, but not control, over PennEast.

During the third-quarter of Fiscal 2021, the partners of the PennEast project re-assessed the remaining legal and regulatory contingencies which needed to be resolved before construction could commence. Based on the significant remaining legal challenges and the expected further delays in obtaining necessary regulatory approvals, which were preventing the commencement of construction and commercial operation of the project, the Company concluded that its investment in PennEast was impaired at June 30, 2021, and that such impairment was other-than-temporary. The estimated fair value of the Company’s investment in PennEast was measured using probability-weighted cash flows under an expected present value technique based on management's estimates and assumptions regarding the likelihood of certain outcomes (and the related timing) that would be used by market participants at the time. Based upon this analysis, the Company recognized an other-than-temporary pre-tax impairment charge of $93 in June 2021, which is reflected in “Income (loss) from equity investees” in the Consolidated Statements of Income.

In September 2021, the PennEast partners announced that further development of the project is no longer supported and all further development has ceased. Following this announcement, the estimated fair value of the remaining assets of the project was assessed using the liquidation value of equipment held by PennEast. Such assessment did not result in a material change in the carrying value and no further impairment loss was recognized. The estimated fair value of the Company’s investment in PennEast was determined to be a Level 2 measurement within the fair value hierarchy. During the fourth quarter of Fiscal 2022, the Company recognized $9 of equity earnings related to the ongoing liquidation of PennEast assets. The carrying value of our investment in PennEast at September 30, 2023 and 2022 was not material.

Other Equity Method Investments. The carrying values of our other equity investments totaled $55 and $39 at September 30, 2023 and 2022, respectively, and principally comprise a number of investments in biomass and other renewable energy projects at Energy Services and an investment in a renewable energy joint venture at UGI International.

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

AmeriGas Propane derives its revenues principally from the sale of propane and related equipment and supplies to retail customers in all 50 states. UGI International derives its revenues principally from the distribution of LPG to retail customers throughout much of Europe.  In addition, UGI International derives revenue from energy marketing business that primarily markets natural gas and electricity to customers in France, the Netherlands and, prior to its sales, in Belgium and the United Kingdom (see Note 5 regarding the sale and wind-down of the UGI International energy marketing business). Midstream & Marketing derives its revenues principally from the sale of natural gas, liquid fuels and electricity as well as revenues and fees from storage, pipeline transportation, natural gas gathering, and natural gas and RNG production activities primarily in the Mid-Atlantic region of the U.S. eastern Ohio, the panhandle of West Virginia and California. Midstream & Marketing also derives revenues from the sale of electricity through PJM, a regional electricity transmission organization in the eastern U.S. Our Utilities segment primarily derives its revenues from the sale and distribution of natural gas to customers in eastern and central Pennsylvania and subsequent to the Mountaineer Acquisition in September 2021, in West Virginia (see Note 5). To a much lesser extent, Utilities also derives revenues from the sale and distribution of electricity in two northeastern Pennsylvania counties.

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

	Total	Elim- inations		AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corporate & Other (a)
2023
Revenues from external customers	$8,928	$—		$2,581	$2,965	$1,596	$1,780	$6
Intersegment revenues	$—	$(326)	(b)	$—	$—	$251	$74	$1
Cost of sales	$6,937	$(325)	(b)	$1,250	$2,045	$1,360	$953	$1,654
Operating (loss) income	$(1,444)	$—		$268	$215	$285	$357	$(2,569)
Income (loss) from equity investees	2	—		—	(4)	6	—	—
Loss on extinguishments of debt	(9)	—		—	—	—	—	(9)
Other non-operating (loss) income, net	(7)	—		—	23	—	8	(38)
(Loss) earnings before interest expense and income taxes	(1,458)	—		268	234	291	365	(2,616)
Interest expense	(379)	—		(163)	(37)	(45)	(82)	(52)
Income tax benefit (expense)	335	—		(34)	(25)	(53)	(64)	511
Net (loss) income attributable to UGI	$(1,502)	$—		$71	$172	$193	$219	$(2,157)
Depreciation and amortization	$532	$—		$177	$116	$86	$152	$1
Total assets	$15,401	$(173)		$3,415	$3,105	$3,160	$5,691	$203
Short-term borrowings	$649	$—		$—	$214	$103	$332	$—
Capital expenditures (including the effects of accruals)	$956			$134	$129	$130	$563	$—
Investments in equity investees	$299	$—		$—	$35	$264	$—	$—

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

	Total	Elim- inations		AmeriGas Propane	UGI International	Midstream & Marketing	Utilities	Corporate & Other (a)
2022
Revenues from external customers	$10,106	$—		$2,943	$3,686	$1,957	$1,515	$5
Intersegment revenues	$—	$(477)	(b)	$—	$—	$369	$105	$3
Cost of sales	$5,973	$(474)	(b)	$1,613	$2,751	$1,876	$798	$(591)
Operating income	$1,666	$—		$307	$237	$246	$327	$549
(Loss) income from equity investees	(14)	—		—	(2)	23	—	(35)
Loss on extinguishments of debt	(11)	—		—	—	—	—	(11)
Other non-operating income, net	75	—		—	19	—	9	47
Earnings before interest expense and income taxes	1,716	—		307	254	269	336	550
Interest expense	(329)	—		(160)	(28)	(41)	(65)	(35)
Income tax expense	(313)	—		(35)	(50)	(65)	(65)	(98)
Noncontrolling interests’ net (income) loss	(1)	—		—	(1)	—	—	—
Net income attributable to UGI	$1,073	$—		$112	$175	$163	$206	$417
Depreciation and amortization	$518	$—		$177	$116	$79	$144	$2
Total assets	$17,575	$(203)		$4,332	$4,610	$3,286	$5,354	$196
Short-term borrowings	$368	$—		$131	$1	$—	$236	$—
Capital expenditures (including the effects of accruals)	$835	$—		$128	$107	$38	$562	$—
Investments in equity investees	$130	$—		$—	$20	$109	$—	$1

2021
Revenues from external customers	$7,447	$—		$2,614	$2,651	$1,182	$1,015	$(15)
Intersegment revenues	$—	$(291)	(b)	$—	$—	$224	$64	$3
Cost of sales	$2,614	$(288)	(b)	$1,217	$1,598	$1,033	$458	$(1,404)
Operating income	$2,350	$—		$385	$314	$160	$241	$1,250
(Loss) income from equity investees	(63)	—		—	—	30	—	(93)
Other non-operating income, net	12	—		—	3	—	1	8
Earnings before interest expense and income taxes	2,299	—		385	317	190	242	1,165
Interest expense	(310)	—		(159)	(27)	(42)	(56)	(26)
Income tax expense	(522)	—		(58)	(69)	(41)	(42)	(312)
Net income attributable to UGI	$1,467	$—		$168	$221	$107	$144	$827
Depreciation and amortization	$502	$—		$173	$134	$76	$119	$—
Total assets	$16,723	$(241)		$4,485	$4,421	$3,010	$4,859	$189
Short-term borrowings	$367	$—		$170	$—	$—	$197	$—
Capital expenditures (including the effects of accruals)	$674	$—		$130	$107	$43	$394	$—
Investments in equity investees	$174	$—		$—	$11	$163	$—	$—

(a)Corporate & Other includes specific items attributable to our reportable segments that are not included in the segment profit measures used by our CODM in assessing our reportable segments’ performance or allocating resources. The following table presents such pre-tax gains (losses) which have been included in Corporate & Other, and the reportable segments to which they relate, for Fiscal 2023, Fiscal 2022 and Fiscal 2021:

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

	Location on Income Statement	AmeriGas Propane	UGI International	Midstream & Marketing
2023
Net gains on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$4	$6
Net losses on commodity derivative instruments not associated with current-period transactions	Cost of Sales	$(16)	$(1,402)	$(236)
AmeriGas performance enhancement	Operating and administrative expenses	$(24)	$—	$—
Loss on extinguishment of debt	Loss on extinguishments of debt	$(9)	$—	$—
Unrealized losses on foreign currency derivative instruments	Other non-operating (expense) income, net	$—	$(38)	$—
Loss associated with impairment of AmeriGas Propane goodwill	Impairment of goodwill	$(656)	$—	$—
Costs associated with exit of the UGI International energy marketing business	Revenues/Operating and administrative expenses	$—	$(27)	$—
Costs associated with exit of the UGI International energy marketing business	Loss on disposal of UGI International energy marketing business	$—	$(221)	$—

2022
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$9	$(4)
Net (losses) gains on commodity derivative instruments not associated with current-period transactions	Cost of sales	$(185)	$797	$(21)
Net gains on commodity derivative instruments not associated with current-period transactions	Other operating income, net	$—	$2	$—
Restructuring costs	Operating and administrative expenses	$(16)	$(9)	$(1)
Loss on extinguishment of debt	Loss on extinguishments of debt	$—	$(11)	$—
Unrealized gains on foreign currency derivative instruments	Other non-operating (expense) income, net	$—	$50	$—
AmeriGas performance enhancement	Operating and administrative expenses	$(5)	$—	$—
Costs associated with exit of the UGI International energy marketing business	Operating and administrative expenses	$—	$(5)	$—
Impairments associated with certain equity method investments	Income (loss) from equity investees	$—	$—	$(35)

2021
Net losses on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$—	$(15)
Net gains on commodity derivative instruments not associated with current-period transactions	Cost of Sales	$167	$1,065	$173
Unrealized gains on foreign currency derivative instruments	Other non-operating (expense) income, net	$—	$8	$—
Business transformation expenses	Operating and administrative expenses	$(54)	$(33)	$—
Impairment of customer relationship intangible	Operating and administrative expenses	$—	$(20)	$—
Impairments associated with certain equity method investments	Income (loss) from equity investees	$—	$—	$(93)

(b)Represents the elimination of intersegment transactions principally among Midstream & Marketing, Utilities and AmeriGas Propane.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Note 23 — Global LPG Business Transformation Initiatives
AmeriGas Propane and UGI International. Beginning in Fiscal 2019, we began executing on multi-year business transformation initiatives at our AmeriGas Propane and UGI International business segments. These initiatives are designed to improve long-term operational performance by, among other things, reducing costs and improving efficiency in the areas of sales and marketing, supply and logistics, operations, purchasing, and administration. In addition, these business transformation initiatives focus on enhancing the customer experience through, among other things, enhanced customer relationship management and an improved digital customer experience. During Fiscal 2021 we incurred $87 of costs principally comprising consulting, advisory, marketing and employee-related costs. These costs are primarily reflected in “Operating and administrative expenses” on the Consolidated Statements of Income. These previously announced business transformation initiatives were substantially complete by the end of Fiscal 2021.

Corporate Services. Beginning in Fiscal 2020, we initiated a transformation project focused on our support functions including: finance, procurement, human resources, and information technology. This initiative will standardize processes and activities across our global platform, while leveraging the use of best practices and efficiencies between our businesses. In connection with this initiative, during Fiscal 2023, 2022 and 2021, we incurred costs of $10, $9, and $14, respectively, that are reflected in “Operating and administrative expenses” on the Consolidated Statements of Income. This transformation project was substantially complete by the end of Fiscal 2023.

UGI CORPORATION
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

BALANCE SHEETS
(Millions of dollars)

	September 30,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$7	$20
Accounts receivable – related parties	11	24
Prepaid expenses and other current assets	23	20
Total current assets	41	64
Property, plant and equipment, net	—	1
Investments in subsidiaries	5,343	7,035
Other assets	143	97
Total assets	$5,527	$7,197
LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$38	$125
Accounts and notes payable	28	20
Accrued liabilities	39	51
Total current liabilities	105	196
Long-term debt	969	889
Other noncurrent liabilities	67	46
Total liabilities	1,141	1,131
Commitments and contingencies (Note 1)
Equity:
Preferred Stock, without par value (authorized - 5,000,000; issued - 220,000 and 220,000, respectively)	167	162
Common Stock, without par value (authorized – 450,000,000 shares; issued – 210,906,052 and 210,560,494 shares, respectively)	1,503	1,483
Retained earnings	3,027	4,841
Accumulated other comprehensive loss	(256)	(380)
Treasury stock, at cost	(55)	(40)
Total common stockholders’ equity	4,386	6,066
Total liabilities and common stockholders’ equity	$5,527	$7,197

Note 1 — Commitments and Contingencies:
At September 30, 2023, UGI Corporation had agreed to indemnify the issuers of $105 of surety bonds issued on behalf of certain UGI subsidiaries. UGI Corporation is authorized to guarantee up to $475 of obligations to suppliers and customers of Energy Services and subsidiaries of which $358 of such obligations were outstanding as of September 30, 2023.
Scheduled principal repayments of long-term debt include $38 in Fiscal 2024 and $973 in Fiscal 2025.

UGI CORPORATION
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF INCOME
(Millions of dollars, except per share amounts)

	Year Ended September 30,
	2023	2022	2021
Revenues	$—	$—	$—
Costs and expenses:
Operating and administrative expenses	95	74	94
Other operating income, net (a)	(83)	(63)	(65)
	12	11	29
Operating loss	(12)	(11)	(29)
Pension and other postretirement plans non-service expense	—	(3)	—
Interest expense	(52)	(35)	(27)
Loss before income taxes	(64)	(49)	(56)
Income tax (benefit) expense	(13)	—	9
Loss before equity in income of unconsolidated subsidiaries	(51)	(49)	(65)
Equity in (loss) income of unconsolidated subsidiaries	(1,451)	1,122	1,532
Net (loss) income attributable to UGI Corporation	$(1,502)	$1,073	$1,467
Other comprehensive (loss) income	(8)	34	7
Equity in other comprehensive income (loss) of unconsolidated subsidiaries	132	(274)	—
Comprehensive (loss) income attributable to UGI Corporation	$(1,378)	$833	$1,474
(Loss) earnings per common share attributable to UGI Corporation stockholders:
Basic	$(7.16)	$5.11	$7.02
Diluted	$(7.16)	$4.97	$6.92
Weighted - average common shares outstanding (thousands):
Basic	209,806	209,940	209,063
Diluted	209,806	215,821	212,126

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

UGI CORPORATION
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF CASH FLOWS
(Millions of dollars)

	Year Ended September 30,
	2023	2022	2021
NET CASH PROVIDED BY OPERATING ACTIVITIES (a)	$636	$485	$300

CASH FLOWS FROM INVESTING ACTIVITIES:
Return of capital distributions	—	175	—
Net investments in unconsolidated subsidiaries	(309)	(390)	(401)
Net cash used by investing activities	(309)	(215)	(401)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends on UGI Common Stock	(308)	(296)	(282)
Issuances of debt, net of issuance costs	327	597	483
Repayments of long-term debt	(333)	(530)	(385)
Issuance of Preferred Stock, net of issuance costs	—	—	213
Issuances of UGI Common Stock	12	19	19
Repurchases of UGI Common Stock	(22)	(38)	—
Payments on Purchase Contracts	(16)	(16)	—
Net cash (used) provided by financing activities	(340)	(264)	48
Cash and cash equivalents (decrease) increase	$(13)	$6	$(53)
Cash and cash equivalents:
End of year	$7	$20	$14
Beginning of year	20	14	67
Cash and cash equivalents (decrease) increase	$(13)	$6	$(53)

(a)Includes dividends received from unconsolidated subsidiaries of $680, $506 and $354 for the years ended September 30, 2023, 2022 and 2021, respectively.

UGI CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Millions of dollars)

	Balance at beginning of year	Charged (credited) to costs and expenses	Other		Balance at end of year
Year Ended September 30, 2023
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$64	$69	$(62)	(1)	$71

Other reserves:
Deferred tax assets valuation allowance	$141	$(38)	$38	(2)	$141

Year Ended September 30, 2022
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$53	$61	$(50)	(1)	$64
Other reserves:
Deferred tax assets valuation allowance	$138	$(14)	$17	(2)	$141

Year Ended September 30, 2021
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$42	$36	$(25)	(1)	$53
Other reserves:
Deferred tax assets valuation allowance	$105	$23	$10	(2)	$138
(1)Uncollectible accounts written off, net of recoveries.
(2)Primarily a notional interest deduction valuation allowance adjustment.

S-4