Form 10-Q
period 2023-12-31
UGI CORP /PA/
filed 2024-02-01
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
At January 26, 2024, there were 209,551,431 shares of UGI Corporation Common Stock, without par value, outstanding.

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
Midstream & Marketing - Reportable segment comprising Energy Services and subsidiaries including UGID
Mountaineer - Mountaineer Gas Company, a natural gas distribution company in West Virginia and a wholly owned subsidiary of Mountaintop Energy Holdings, LLC
Mountaintop Energy Holdings, LLC - Parent company of Mountaineer and wholly owned subsidiary of UGI, acquired on September 1, 2021
PA Gas Utility - UGI Utilities’ regulated natural gas distribution business, primarily located in Pennsylvania
Partnership - AmeriGas Partners and its consolidated subsidiaries, including AmeriGas OLP; also referred to as “AmeriGas Partners”
Pennant - Pennant Midstream, LLC, an indirect wholly owned subsidiary of Energy Services
Pine Run - Pine Run Gathering, LLC
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
2023 Annual Report - UGI Annual Report on Form 10-K for the fiscal year ended September 30, 2023
2022 three-month period - Three months ended December 31, 2022
2023 three-month period - Three months ended December 31, 2023
2024 Purchase Contract - A forward stock purchase contract issued by the Company as a part of the issuance of Equity Units which obligates holders to purchase a number of shares of UGI Common Stock from the Company on June 1, 2024
2022 AmeriGas OLP Credit Agreement - Revolving credit agreement entered into by AmeriGas OLP on September 28, 2022 and scheduled to expire in September 2026
AOCI - Accumulated Other Comprehensive Income (Loss)
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
ROD - Record of Decision
SEC - U.S. Securities and Exchange Commission
U.K. - United Kingdom
U.S. - United States of America

UGI Utilities 2023 Credit Agreement - Revolving credit agreement entered into by UGI Utilities on November 9, 2023, as amended, scheduled to expire in November 2028
UGI Utilities Credit Agreement - Revolving credit agreement entered into by UGI Utilities on June 27, 2019, as amended, scheduled to expire in June 2024, repaid in full and terminated concurrently with the execution of the UGI Utilities 2023 Credit Agreement
USD - U.S. dollar
WVPSC - Public Service Commission of West Virginia

UGI CORPORATION AND SUBSIDIARIES
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Millions of dollars)

	December 31, 2023	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$204	$241	$317
Restricted cash	98	99	227
Accounts receivable (less allowances for doubtful accounts of $77, $71 and $69, respectively)	1,188	878	1,578
Accrued utility revenues	120	33	147
Inventories	441	433	618
Derivative instruments	41	75	238
Prepaid expenses and other current assets	193	286	331
Total current assets	2,285	2,045	3,456
Property, plant and equipment, (less accumulated depreciation of $4,709, $4,581 and $4,344, respectively)	8,601	8,547	8,176
Goodwill	3,070	3,027	3,697
Intangible assets, net	430	443	488
Utility regulatory assets	298	302	314
Derivative instruments	15	49	187
Other assets	1,017	988	810
Total assets	$15,716	$15,401	$17,128
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$54	$57	$402
Short-term borrowings	557	649	991
Accounts payable	741	613	1,014
Derivative instruments	124	60	133
Other current liabilities	865	895	840
Total current liabilities	2,341	2,274	3,380
Long-term debt	6,769	6,543	6,323
Deferred income taxes	913	928	958
Derivative instruments	49	27	36
Other noncurrent liabilities	1,212	1,235	1,243
Total liabilities	11,284	11,007	11,940
Commitments and contingencies (Note 9)
Equity:
UGI Corporation stockholders’ equity:
Preferred stock, without par value (authorized – 5,000,000 shares; issued – 220,000, 220,000 and 220,000 Series A shares, respectively)	167	167	167
UGI Common Stock, without par value (authorized — 450,000,000 shares; issued — 210,908,238, 210,906,052 and 210,621,970 shares, respectively)	1,501	1,503	1,482
Retained earnings	3,042	3,027	3,808
Accumulated other comprehensive loss	(232)	(256)	(231)
Treasury stock, at cost	(55)	(55)	(46)
Total UGI Corporation stockholders’ equity	4,423	4,386	5,180
Noncontrolling interests	9	8	8
Total equity	4,432	4,394	5,188
Total liabilities and equity	$15,716	$15,401	$17,128
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended December 31,
	2023	2022
Revenues	$2,121	$2,759
Costs and expenses:
Cost of sales (excluding depreciation and amortization shown below)	1,202	3,106
Operating and administrative expenses	530	529
Depreciation and amortization	137	131
Loss on disposal of UGI International energy marketing business	28	215
Other operating income, net	(8)	(18)
	1,889	3,963
Operating income (loss)	232	(1,204)
Income from equity investees	1	1
Other non-operating expense, net	(13)	(28)
Interest expense	(100)	(92)
Income (loss) before income taxes	120	(1,323)
Income tax (expense) benefit	(26)	369
Net income (loss) attributable to UGI Corporation	$94	$(954)
Earnings (loss) per common share attributable to UGI Corporation stockholders:
Basic	$0.45	$(4.54)
Diluted	$0.44	$(4.54)
Weighted-average common shares outstanding (thousands):
Basic	209,782	209,934
Diluted	215,570	209,934
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Millions of dollars)

	Three Months Ended December 31,
	2023	2022
Net income (loss) including noncontrolling interests	$94	$(954)
Other comprehensive income (loss):
Net (losses) gains on derivative instruments (net of tax of $7 and $(1), respectively)	(15)	3
Reclassifications of net gains on derivative instruments (net of tax of $3 and $2, respectively)	(10)	(5)
Foreign currency adjustments (net of tax of $12 and $30, respectively)	49	151
Other comprehensive income	24	149
Comprehensive income (loss) attributable to UGI Corporation	$118	$(805)

See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Millions of dollars)

	Three Months Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) including noncontrolling interests	$94	$(954)
Adjustments to reconcile net income (loss) including noncontrolling interests to net cash provided (used) by operating activities:
Depreciation and amortization	137	131
Deferred income tax benefit, net	(22)	(356)
Provision for uncollectible accounts	16	13
Changes in unrealized gains and losses on derivative instruments	141	1,402
Loss on disposal of UGI International energy marketing business	28	215
Impairment of assets	—	19
Income from equity investees	(1)	(1)
Amortization of Energy Services interest rate swap settlement	(6)	—
Other, net	(11)	22
Net change in:
Accounts receivable and accrued utility revenues	(393)	(569)
Income taxes receivable	—	77
Inventories	2	67
Utility deferred fuel and power costs, net of changes in unsettled derivatives	26	(18)
Accounts payable	131	123
Derivative instruments collateral deposits paid	(35)	(343)
Other current assets	45	(6)
Other current liabilities	(33)	(62)
Net cash provided (used) by operating activities	119	(240)
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(156)	(210)
Acquisitions of businesses and assets, net of cash acquired	—	(9)
Investments in equity method investees	(19)	(40)
Other, net	10	(12)
Net cash used by investing activities	(165)	(271)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(79)	(76)
Issuances of long-term debt, net of discount and issuance costs	330	155
Repayments of long-term debt and finance leases, including redemption premiums	(144)	(128)
(Decrease) increase in short-term borrowings	(160)	487
Receivables Facility net borrowings	60	121
Payments on Purchase Contracts	(4)	(4)
Issuances of UGI Common Stock	—	5
Repurchases of UGI Common Stock	—	(12)
Net cash provided by financing activities	3	548
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5	38
Cash, cash equivalents and restricted cash (decrease) increase	$(38)	$75
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash at end of period	$302	$544
Cash, cash equivalents and restricted cash at beginning of period	340	469
Cash, cash equivalents and restricted cash (decrease) increase	$(38)	$75
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended December 31,
	2023	2022
Preferred stock, without par value
Balance, beginning of period	$167	$162
Cumulative effect of change in accounting	—	5
Balance, end of period	$167	$167
Common stock, without par value
Balance, beginning of period	$1,503	$1,483
Common Stock issued in connection with employee and director plans, net of tax withheld	—	2
Equity-based compensation (income) expense	(2)	3
Cumulative effect of change in accounting	—	(6)
Balance, end of period	$1,501	$1,482
Retained earnings
Balance, beginning of period	$3,027	$4,841
Cumulative effect of change in accounting	—	1
Losses on common stock transactions in connection with employee and director plans	—	(4)
Net income (loss) attributable to UGI Corporation	94	(954)
Cash dividends on UGI Common Stock ($0.375 and $0.36, respectively)	(79)	(76)
Balance, end of period	$3,042	$3,808
Accumulated other comprehensive income (loss)
Balance, beginning of period	$(256)	$(380)
Net (losses) gains on derivative instruments	(15)	3
Reclassification of net gains on derivative instruments	(10)	(5)
Foreign currency adjustments	49	151
Balance, end of period	$(232)	$(231)
Treasury stock
Balance, beginning of period	$(55)	$(40)
Common Stock issued in connection with employee and director plans, net of tax withheld	—	6
Repurchases of UGI Common Stock	—	(12)
Balance, end of period	$(55)	$(46)
Total UGI stockholders’ equity	$4,423	$5,180
Noncontrolling interests
Balance, beginning of period	$8	$8
Other	1	—
Balance, end of period	$9	$8
Total equity	$4,432	$5,188
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Note 1 — Nature of Operations

UGI is a holding company that, through subsidiaries and affiliates, distributes, stores, transports and markets energy products and related services in the U.S. and Europe. We own and operate (1) natural gas and electric distribution utilities; (2) energy marketing, midstream infrastructure, storage, natural gas gathering and processing, natural gas production, electricity generation and energy services businesses; and (3) retail propane and other LPG marketing and distribution businesses.

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

UGI International, LLC, through its subsidiaries and affiliates, primarily conducts an LPG distribution business throughout much of Europe. The LPG business is conducted principally through our subsidiaries, UGI France, Flaga, AvantiGas, and UniverGas. During Fiscal 2023, we made significant progress on our strategic decision to exit the energy marking business at UGI International. In Fiscal 2023, we divested our energy marketing business in the United Kingdom and Belgium. During the three months ended December 31, 2023 we divested substantially all of our energy marketing business in France and continued to make significant progress on the wind-down of our energy marketing business in the Netherlands. See Note 5 for additional information regarding the UGI International energy marketing business.

We conduct a domestic propane marketing and distribution business through AmeriGas Partners. AmeriGas Partners conducts its propane marketing and distribution business through its principal operating subsidiary, AmeriGas OLP.

Note 2 — Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements and footnotes are unaudited and have been prepared in accordance with GAAP and the rules and regulations of the SEC. They include all adjustments that we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2023, Condensed Consolidated Balance Sheet was derived from audited financial statements but does not include all footnote disclosures from the annual financial statements.

These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2023 Annual Report. Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.
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

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$204	$317
Restricted cash	98	227
Cash, cash equivalents and restricted cash	$302	$544

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Earnings Per Common Share. Basic earnings per share attributable to UGI stockholders reflect the weighted-average number of common shares outstanding. Diluted earnings per share attributable to UGI stockholders include the effects of dilutive stock options, common stock awards and Equity Units. Shares used in computing basic and diluted earnings per share are as follows:

	Three Months Ended December 31,
	2023	2022
Denominator (thousands of shares):
Weighted-average common shares outstanding — basic	209,782	209,934
Incremental shares issuable for stock options, common stock awards and Equity Units (a)	5,788	—
Weighted-average common shares outstanding — diluted	215,570	209,934
(a)For the three months ended December 31, 2022, 6,431 of incremental shares have been excluded as such shares would be antidilutive due to the net loss for the period. At December 31, 2023 and 2022, there were 8,285 and 6,625 shares, respectively, associated with outstanding stock option awards that were not included in the computation of diluted earnings per share above because their effect was antidilutive.

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

Cash flows from derivative instruments, other than net investment hedges, are included in cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows. Cash flows from net investment hedges are included in cash flows from investing activities on the Condensed Consolidated Statements of Cash Flows.

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
As previously disclosed in Note 12 in the Company’s 2023 Annual Report, a non-cash pre-tax goodwill impairment charge of $656 was recognized in Fiscal 2023 to reduce the carrying value of the AmeriGas Propane reporting unit to its fair value. The Company continues to monitor the AmeriGas Propane reporting unit for any changes in facts and circumstances that would

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
indicate it is more likely than not that the fair value of the AmeriGas Propane reporting unit is less than its carrying amount. No such indicators were identified at December 31, 2023, however if AmeriGas Propane were not able to achieve its anticipated results and/or if its discount rate were to increase, its fair value would be adversely affected, which may result in further impairment. There is approximately $1.3 billion of goodwill in this reporting unit as of December 31, 2023.
With respect to UGI International's Fiscal 2023 goodwill impairment test, we determined that UGI International’s fair value exceeded its carrying value by approximately 10%. While the Company believes that its judgments used in the quantitative assessment of UGI International’s fair value are reasonable based upon currently available facts and circumstances, if UGI International were not able to achieve its anticipated results and/or if its discount rate were to increase, its fair value would be adversely affected, which may result in an impairment. There were no changes in facts and circumstances that would indicate that it is more likely than not that the fair value of the UGI International reporting unit may not be in excess of its book value at December 31, 2023. There is approximately $953 of goodwill in this reporting unit as of December 31, 2023. The Company will continue to monitor its reporting units and related goodwill for any possible future non-cash impairment charges.

Note 3 — Accounting Changes
Accounting Standards Not Yet Adopted.

Segment Reporting. In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280)” which requires enhanced disclosure of (1) significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, (2) the amount and description of the composition of other segment items which reconcile to segment profit or loss, and (3) the title and position of the entity’s CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and allocating resources. The amendments also expand the interim segment disclosure requirements. This new guidance is effective for the Company for annual periods beginning October 1, 2024 (Fiscal 2025) and interim periods beginning October 1, 2025 (Fiscal 2026). Early adoption is permitted. The amendments in this ASU apply retrospectively to all prior periods presented in the financial statements. The Company is in the process of assessing the impact on its financial statements from the adoption of the new guidance and the period in which the new guidance will be adopted.

Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures (Topic 740)” which requires entities to disclose, among other items, disaggregated information about a reporting entity’s effective tax rate reconciliation and income taxes paid. This new guidance is effective for the Company for annual periods beginning October 1, 2025 (Fiscal 2026). Early adoption is permitted. The amendments in this ASU may be adopted using the prospective or retrospective methods. The Company is in the process of assessing the impact on its financial statements and determining the transition method and the period in which the new guidance will be adopted.

Note 4 — Revenue from Contracts with Customers

The Company recognizes revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. See Note 4 in the Company’s 2023 Annual Report for additional information on our revenues from contracts with customers.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Revenue Disaggregation

The following tables present our disaggregated revenues by reportable segment:

Three Months Ended December 31, 2023	Total	Eliminations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$282	$—	$282	$—	$—	$—	$—
Commercial & Industrial	108	—	108	—	—	—	—
Large delivery service	49	—	49	—	—	—	—
Off-system sales and capacity releases	21	(12)	33	—	—	—	—
Other	9	—	9	—	—	—	—
Total Utility	469	(12)	481	—	—	—	—
Non-Utility:
LPG:
Retail	1,057	—	—	—	524	533	—
Wholesale	71	—	—	—	49	22	—
Energy Marketing (b)	327	(26)	—	272	123	—	(42)
Midstream:
Pipeline	65	—	—	65	—	—	—
Peaking	3	(42)	—	45	—	—	—
Other	3	—	—	3	—	—	—
Electricity Generation	8	—	—	8	—	—	—
Other	71	—	—	—	19	52	—
Total Non-Utility	1,605	(68)	—	393	715	607	(42)
Total revenues from contracts with customers	2,074	(80)	481	393	715	607	(42)
Other revenues (c)	47	—	12	1	10	22	2
Total revenues	$2,121	$(80)	$493	$394	$725	$629	$(40)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Three Months Ended December 31, 2022	Total	Eliminations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$336	$—	$336	$—	$—	$—	$—
Commercial & Industrial	132	—	132	—	—	—	—
Large delivery service	47	—	47	—	—	—	—
Off-system sales and capacity releases	32	(33)	65	—	—	—	—
Other	10	—	10	—	—	—	—
Total Utility	557	(33)	590	—	—	—	—
Non-Utility:
LPG:
Retail	1,116	—	—	—	482	634	—
Wholesale	102	—	—	—	51	51	—
Energy Marketing	778	(77)	—	537	318	—	—
Midstream:
Pipeline	65	—	—	65	—	—	—
Peaking	17	(39)	—	56	—	—	—
Other	3	—	—	3	—	—	—
Electricity Generation	8	—	—	8	—	—	—
Other	75	—	—	—	18	57	—
Total Non-Utility	2,164	(116)	—	669	869	742	—
Total revenues from contracts with customers	2,721	(149)	590	669	869	742	—
Other revenues (c)	38	—	2	—	8	24	4
Total revenues	$2,759	$(149)	$592	$669	$877	$766	$4

(a)Includes intersegment revenues principally among Midstream & Marketing, and Utilities.
(b)Corporate & Other includes reduction of revenues of $42 associated with the early termination of certain DVEP customer contracts. See Note 5 for additional information.
(c)Primarily represents (1) revenues from tank rentals at AmeriGas Propane and UGI International; (2) revenues from certain gathering assets at Midstream & Marketing; (3) revenues from alternative revenue programs at Utilities, including the weather normalization adjustment rider beginning on November 1, 2022 for PA Gas Utility; and (4) gains and losses on commodity derivative instruments not associated with current-period transactions reflected in Corporate & Other, none of which are within the scope of ASC 606 and are accounted for in accordance with other GAAP.

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
Contract liabilities arise when payment from a customer is received before the performance obligations have been satisfied and represent the Company’s obligations to transfer goods or services to a customer for which we have received consideration. The balances of contract liabilities were $153, $158 and $143 at December 31, 2023, September 30, 2023 and December 31, 2022, respectively, and are included in “Other current liabilities” and “Other noncurrent liabilities” on the Condensed Consolidated

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Balance Sheets. Revenues recognized for the three months ended December 31, 2023 and 2022, from the amounts included in contract liabilities at September 30, 2023 and 2022, were $75 and $81, respectively.

Remaining Performance Obligations
The Company excludes disclosures related to the aggregate amount of the transaction price allocated to certain performance obligations that are unsatisfied as of the end of the reporting period because these contracts have an initial expected term of one year or less, or we have a right to bill the customer in an amount that corresponds directly with the value of services provided to the customer to date. Certain contracts with customers at Midstream & Marketing and Utilities contain minimum future performance obligations through 2047 and 2053, respectively. At December 31, 2023, Midstream & Marketing and Utilities expect to record approximately $2.3 billion and $0.2 billion of revenues, respectively, related to the minimum future performance obligations over the remaining terms of the related contracts.

Note 5 — Dispositions

UGI International Energy Marketing Transactions

As of December 31, 2023, pursuant to its previously announced decision, the Company has exited substantially all of its European energy marketing business which primarily marketed natural gas and electricity to customers through third-party distribution systems in France, Belgium, the Netherlands, and the United Kingdom.

France. In October 2023, UGI International, through a wholly-owned subsidiary, sold substantially all of its energy marketing business located in France for a net cash payment to the buyer of $28. In conjunction with the sale, during the three months ended December 31, 2023, the Company recorded a pre-tax loss of $28, which amount principally represents the net payment to the buyer. The loss is reflected in “Loss on disposal of UGI International energy marketing business” on the Condensed Consolidated Statements of Income. The carrying values of the assets and liabilities associated with this business, principally comprising certain commodity derivative instruments, energy certificates and certain working capital, were not material.

Belgium. In September 2023, UGI International, through a wholly-owned subsidiary, sold its energy marketing business located in Belgium for a net cash payment to the buyer of $3. Pursuant to the sale agreement, the Company transferred to the buyer certain assets, principally comprising customer and energy broker contracts. In conjunction with the sale, during the fourth quarter of Fiscal 2023, the Company recorded a pre-tax loss of $6 which amount includes the net payment to the buyer, the write-off of certain prepaid energy broker payments and associated transaction costs and fees.

United Kingdom. In October 2022, UGI International, through a wholly-owned subsidiary, sold its natural gas marketing business located in the U.K. for a net cash payment to the buyer of $19 which includes certain working capital adjustments. In conjunction with the sale, during the three months ended December 31, 2022, the Company recorded a pre-tax loss of $215 substantially all of which was due to the non-cash transfer of commodity derivative instruments associated with the business. The loss is reflected in “Loss on disposal of UGI International energy marketing business” on the Condensed Consolidated Statements of Income. At the date of closing of the sale, these commodity derivative instruments had a net carrying value of $206 which is attributable to net unrealized gains on such instruments.

Netherlands. In September 2023, a substantial number of DVEP’s customers agreed to modify their energy marketing contracts whereby the Company would continue to provide the delivery of electricity and natural gas at fixed prices through December 31, 2023, with the Company’s obligations to provide future services terminated effective January 1, 2024. As consideration for the early termination of such contracts, the Company has agreed to make cash payments to the customers equal to the fair values of specific commodity derivative instruments associated with periods after December 31, 2023. The early termination agreements with DVEP customers are considered contract modifications and the cash consideration paid to these customers has been reflected as a reduction in revenues, on a pro-rata basis, over the remaining performance period of such agreements through December 31, 2023. For the three months ended December 31, 2023, the Company settled the commodity derivative instruments for a gain of $46, which represents the fair value of the specific commodity derivative instruments associated with periods after December 31, 2023; and reduced its revenues from these customers by $42, which represents the pro-rated performance obligation from October 1, 2023 through December 31, 2023.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
In conjunction with the wind-down of its European energy marketing business, in December 2023, DVEP completed a sale of a substantial portion of its power purchase agreements to a third party for a total consideration to the buyer of $5. In conjunction with the sale, the Company recorded a loss of $5, which is reflected in “Other operating income, net” on the Condensed Consolidated Statements of Income.

During the three months ended December 31, 2022, the Company recorded a $19 pre-tax impairment charge to reduce the carrying values of certain assets associated with its energy marketing business in the Netherlands, comprising property, plant and equipment and intangible assets. The impairment charge is reflected in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income and included in the UGI International reportable segment.

Note 6 — Inventories

Inventories comprise the following:

	December 31, 2023	September 30, 2023	December 31, 2022
Non-utility LPG and natural gas	$217	$212	$310
Gas Utility natural gas	46	55	129
Energy certificates	71	64	78
Materials, supplies and other	107	102	101
Total inventories	$441	$433	$618

Note 7 — Utility Regulatory Assets and Liabilities and Regulatory Matters

For a description of the Company’s regulatory assets and liabilities, other than those described below, see Note 9 in the Company’s 2023 Annual Report. Other than removal costs, Utilities currently does not recover a rate of return on its regulatory assets listed below. The following regulatory assets and liabilities associated with Utilities are included on the Condensed Consolidated Balance Sheets:

	December 31, 2023	September 30, 2023	December 31, 2022
Regulatory assets (a):
Income taxes recoverable	$94	$94	$93
Underfunded pension plans	110	111	114
Environmental costs	26	28	36
Deferred fuel and power costs	17	27	71
Removal costs, net	23	23	25
Other	58	64	54
Total regulatory assets	$328	$347	$393
Regulatory liabilities (a):
Postretirement benefit overcollections	$11	$12	$11
Deferred fuel and power refunds	59	55	3
State tax benefits — distribution system repairs	43	43	39
Excess federal deferred income taxes	252	254	264
Other	2	2	3
Total regulatory liabilities	$367	$366	$320
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

PA Gas Utility uses derivative instruments to reduce volatility in the cost of gas it purchases for retail core-market customers. Realized and unrealized gains or losses on natural gas derivative instruments are included in deferred fuel and power costs or refunds. Net unrealized losses on such contracts at December 31, 2023, September 30, 2023 and December 31, 2022 were $11, $2 and $17, respectively.

Other Regulatory Matters

UGI Utilities. On January 27, 2023, Electric Utility filed a request with the PAPUC to increase its annual base distribution revenues by $11. On September 21, 2023, the PAPUC issued a final order approving a settlement providing for a $9 annual base distribution rate increase for Electric Utility, effective October 1, 2023.
On January 28, 2022, PA Gas Utility filed a request with the PAPUC to increase its base operating revenues for residential, commercial and industrial customers by $83 annually. On September 15, 2022, the PAPUC issued a final order approving a settlement providing for a $49 annual base distribution rate increase for PA Gas Utility, through a phased approach, with $38 beginning October 29, 2022 and an additional $11 beginning October 1, 2023. In accordance with the terms of the final order, PA Gas Utility was not permitted to file a rate case prior to January 1, 2024. Also in accordance with the terms of the final order, PA Gas Utility was authorized to implement a weather normalization adjustment rider as a five-year pilot program beginning on November 1, 2022. Under this rider, when weather deviates from normal by more than 3%, residential and small commercial customer billings for distribution services are adjusted monthly for weather related impacts exceeding the 3% threshold. Additionally, under the terms of the final order, PA Gas Utility was authorized to implement a DSIC once its total property, plant and equipment less accumulated depreciation reached $3,368 (which threshold was achieved in September 2022).
Mountaineer. On July 31, 2023, Mountaineer submitted its 2023 IREP filing to the WVPSC requesting recovery of $10 for costs associated with capital investments after December 31, 2022, that total $131, including $67 in calendar year 2024. The filing included capital investments totaling $383 over the 2024 - 2028 period. On December 20, 2023, the WVPSC issued a final order approving a settlement.
On March 6, 2023, Mountaineer submitted a base rate case filing with the WVPSC seeking a net revenue increase of $20, which consists of an increase in base rates of $38 and a decrease in the IREP rates of $18 annually. On October 6, 2023, Mountaineer filed a joint stipulation and agreement for settlement of the base rate case, which included a $14 net revenue increase, effective January 1, 2024. On December 21, 2023, the WVPSC issued a final order approving the joint stipulation and agreement, except the WVPSC authorized Mountaineer to implement a weather normalization adjustment rider as a five-year pilot program beginning on October 1, 2024 subject to modification by the WVPSC of the final calculation methodology. Under this rider, when weather deviates from normal by more than 2%, residential and small commercial customer billings for distribution services are adjusted monthly for weather related impacts exceeding the 2% threshold.
On July 29, 2022, Mountaineer submitted its 2022 IREP filing to the WVPSC requesting recovery of costs associated with capital investments totaling $354 over the 2023 - 2027 period, including $64 in calendar year 2023. On December 21, 2022, the WVPSC issued a final order approving a settlement for $22 in cumulative revenue, effective January 1, 2023.

Note 8 — Debt

Significant Financing Activities

The following significant financing activities occurred during the three months ended December 31, 2023.
UGI Utilities Senior Notes. On November 30, 2023, UGI Utilities, Inc. entered into a Note Purchase Agreement with a consortium of lenders. Pursuant to the Note Purchase Agreement, UGI Utilities, Inc. issued (1) $25 aggregate principal amount of 6.02% Senior Notes due November 30, 2030; (2) $150 aggregate principal amount of 6.10% Senior Notes due November 30, 2033; and (3) $75 aggregate principal amount of 6.40% Senior Notes due November 30, 2053. The Note Purchase Agreement contains customary covenants and default provisions and requires compliance with certain financial covenants including a

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
leverage ratio and priority debt ratio as defined in the agreement. These senior notes are unsecured and will rank equally with UGI Utilities Inc.’s existing outstanding senior debt. The net proceeds from these issuances were used to reduce short-term borrowings and for general corporate purposes.
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

UGI made capital contributions to AmeriGas OLP during Fiscal 2023, which in aggregate represented one equity cure that is eligible to eliminate any EBITDA shortfalls through December 31, 2023, in accordance with the 2022 AmeriGas OLP Credit Agreement. As a result of such capital contributions, AmeriGas OLP and the Partnership were in compliance with all financial covenants after consideration of the equity cure provision as of December 31, 2023.
UGI also provided an irrevocable letter of support whereby UGI has committed to fund any such EBITDA shortfalls and debt service, if any. Based on the support and the projected EBITDA, AmeriGas OLP is expected to remain in compliance with its financial debt covenants for the succeeding twelve-month period.

On November 15, 2023, the Partnership entered into an amendment to the 2022 AmeriGas OLP Credit Agreement, which amends certain provisions of the credit agreement to, among other things, (i) reduce the maximum revolver amount from $600 to $400, (ii) reduce the minimum interest coverage ratio, effective for the fourth quarter of Fiscal 2023 through the end of Fiscal 2024 and (iii) provided that, beginning for the first quarter of Fiscal 2025, the minimum interest coverage ratio will remain reduced if the net leverage ratio is below a certain threshold as defined by the agreement; if the net leverage ratio exceeds such threshold, the minimum interest coverage ratio will revert to the original ratio as defined by the agreement.
UGI Utilities 2023 Credit Agreement. On November 9, 2023, UGI Utilities entered into the UGI Utilities 2023 Credit Agreement providing for borrowings up to $375 (including a $50 sublimit for letters of credit and a $38 sublimit for swingline loans). UGI Utilities may request an increase in the amount of loan commitments under the credit agreement to a maximum aggregate amount of $125. The interest rates applicable to borrowings under the UGI Utilities 2023 Credit Agreement will remain unchanged from its predecessor agreement, the UGI Utilities Credit Agreement. The UGI Utilities 2023 Credit Agreement contains customary covenants and default provisions and requires compliance with certain financial covenants including a maximum debt to capitalization ratio as defined in the agreement. The credit agreement is scheduled to expire November 2028. Borrowings under the credit agreement may be used to refinance UGI Utilities existing indebtedness and for general corporate purposes and ongoing working capital needs of UGI Utilities.

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
UGI Utilities is subject to a COA with the PADEP to address the remediation of specified former MGP sites in Pennsylvania, which is scheduled to terminate at the end of 2031. In accordance with the COA, UGI Utilities is required to either obtain a

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
certain number of points per calendar year based on defined eligible environmental investigatory and/or remedial activities at the MGPs, or make expenditures for such activities in an amount equal to an annual environmental minimum expenditure threshold. The annual minimum expenditure threshold of the COA is $5. At December 31, 2023, September 30, 2023 and December 31, 2022, our aggregate estimated accrued liabilities for environmental investigation and remediation costs related to the COA totaled $50, $52 and $54, respectively.

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

The NYDEC commenced implementation of the remediation plan in the spring of 2018. Based on our evaluation of the available information as of December 31, 2023, the Partnership has an undiscounted environmental remediation liability of $8 related to the site. Our share of the actual remediation costs could be significantly more or less than the accrued amount.

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

UGI International

During 2023, UGI France outlined its strategic priorities to better align with business needs. As part of this initiative, in November 2023, the French Works Councils were engaged in consultations regarding the organizational transformation and the initiation of external mobility programs. The Company cannot estimate a range of reasonably possible costs at this time but such costs could be material.

Note 10 — Defined Benefit Pension and Other Postretirement Plans

The Company maintains defined benefit pension plans and other postretirement plans for certain current and former employees. The service cost component of our pension and other postretirement plans, net of amounts capitalized, is reflected in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income. The non-service cost components, net of amounts capitalized by Utilities as a regulatory asset, are reflected in “Other non-operating expense, net” on the Condensed Consolidated Statements of Income. Other postretirement benefit cost was not material for all periods presented.

Net periodic pension benefit includes the following components:

	Pension Benefits
Three Months Ended December 31,	2023	2022
Service cost	$2	$2
Interest cost	9	9
Expected return on plan assets	(11)	(11)
Amortization of:
Actuarial gain	—	(1)
Net benefit	$—	$(1)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 11 — Fair Value Measurements

Recurring Fair Value Measurements

The following table presents, on a gross basis, our financial assets and liabilities, including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
December 31, 2023:
Derivative instruments:
Assets:
Commodity contracts	$112	$50	$—	$162
Foreign currency contracts	$—	$12	$—	$12
Interest rate contracts	$—	$15	$—	$15
Liabilities:
Commodity contracts	$(227)	$(104)	$—	$(331)
Foreign currency contracts	$—	$(6)	$—	$(6)
Interest rate contracts	$—	$(16)	$—	$(16)
Non-qualified supplemental postretirement grantor trust investments (a)	$42	$—	$—	$42
September 30, 2023:
Derivative instruments:
Assets:
Commodity contracts (b)	$117	$115	$—	$232
Foreign currency contracts	$—	$38	$—	$38
Interest rate contracts	$—	$28	$—	$28
Liabilities:
Commodity contracts (b)	$(193)	$(81)	$—	$(274)
Foreign currency contracts	$—	$(2)	$—	$(2)
Non-qualified supplemental postretirement grantor trust investments (a)	$39	$—	$—	$39
December 31, 2022:
Derivative instruments:
Assets:
Commodity contracts	$345	$329	$—	$674
Foreign currency contracts	$—	$35	$—	$35
Interest rate contracts	$—	$63	$—	$63
Liabilities:
Commodity contracts	$(297)	$(152)	$—	$(449)
Foreign currency contracts	$—	$(4)	$—	$(4)
Non-qualified supplemental postretirement grantor trust investments (a)	$46	$—	$—	$46
(a)Consists primarily of mutual fund investments held in grantor trusts associated with non-qualified supplemental retirement plans.
(b)Includes derivative assets and liabilities associated with certain UGI International energy marketing business transactions (see Note 5).

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

	December 31, 2023	September 30, 2023	December 31, 2022
Carrying amount	$6,866	$6,647	$6,759
Estimated fair value	$6,644	$6,238	$6,350

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

Natural Gas

In order to manage market price risk relating to fixed-price sales contracts for physical natural gas, Midstream & Marketing enters into NYMEX and over-the-counter natural gas futures and over-the-counter and ICE natural gas basis swap contracts. In addition, Midstream & Marketing uses NYMEX and over-the-counter futures and options contracts to economically hedge price volatility associated with the gross margin derived from the purchase and anticipated later near-term sale of natural gas storage inventories. Outside of the financial market, Midstream & Marketing also uses ICE and over-the-counter forward physical contracts. UGI International also uses natural gas futures and forward contracts to economically hedge market price risk associated with a substantial portion of anticipated volumes under fixed-price sales contracts with its customers. See Note 5 for information on the exit of substantially all of the Company’s European energy marketing business.

Electricity

In order to manage market price risk relating to fixed-price sales contracts for electricity, Midstream & Marketing enters into electricity futures and forward contracts. Midstream & Marketing also uses NYMEX and over-the-counter electricity futures contracts to economically hedge the price of a portion of its anticipated future sales of electricity from its electric generation facilities. UGI International also uses electricity futures and forward contracts to economically hedge market price risk associated with fixed-price sales and purchase contracts for electricity. See Note 5 for information on the exit of substantially all of the Company’s European energy marketing business.

Interest Rate Risk

Certain of our long-term debt agreements have interest rates that are generally indexed to short-term market interest rates. In order to fix the underlying short-term market interest rates, we may enter into pay-fixed, receive-variable interest rate swap agreements and designate such swaps as cash flow hedges.

The remainder of our long-term debt is typically issued at fixed rates of interest. As this long-term debt matures, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into IRPAs. We account for IRPAs as cash flow hedges. There were no unsettled IRPAs during any of the periods presented. At December 31, 2023, the amount of pre-tax net gains associated with interest rate hedges expected to be reclassified into earnings during the next twelve months is $27.

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

Our euro-denominated long-term debt has also been designated as net investment hedges, representing a portion of our UGI International euro-denominated net investment. We recognized pre-tax losses associated with these net investment hedges in the cumulative translation adjustment component in AOCI of $32 and $64 during the three months ended December 31, 2023 and 2022, respectively.

Quantitative Disclosures Related to Derivative Instruments

The following table summarizes by derivative type the gross notional amounts related to open derivative contracts at December 31, 2023, September 30, 2023 and December 31, 2022, and the final settlement dates of the Company's open derivative contracts as of December 31, 2023, but excluding those derivatives that qualified for the NPNS exception:

			Notional Amounts (in millions)
Type	Units	Settlements Extending Through	December 31, 2023	September 30, 2023	December 31, 2022
Commodity Price Risk:
Regulated Utility Operations
PA Gas Utility NYMEX natural gas futures and option contracts	Dekatherms	September 2024	16	38	15
Non-utility Operations
LPG swaps	Gallons	September 2026	638	727	844
Natural gas futures, forward, basis swap, options and pipeline contracts (a)	Dekatherms	December 2027	331	338	371
Electricity forward and futures contracts	Kilowatt hours	October 2027	634	1,260	2,270
Interest Rate Risk:
Interest rate swaps	Euro	March 2026	€300	€300	€—
Interest rate swaps	USD	September 2026	$1,267	$1,270	$1,354
Foreign Currency Exchange Rate Risk:
Forward foreign currency exchange contracts	USD	September 2026	$348	$425	$390
Net investment hedge forward foreign exchange contracts	Euro	December 2026	€256	€256	€331
(a)Amounts at September 30, 2023 include contracts associated with certain UGI International energy marketing business transactions (see Note 5).

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
We have concentrations of credit risk associated with derivative instruments and we evaluate the creditworthiness of our derivative counterparties on an ongoing basis. As of December 31, 2023, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was $189. In general, many of our over-the-counter derivative instruments and all exchange contracts call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At December 31, 2023, in addition to cash collateral pledged, we had also pledged collateral in the form of letters of credit to derivative instrument counterparties totaling $30. At December 31, 2023, we had received cash collateral from derivative instrument counterparties totaling $17. In addition, we may have offsetting derivative liabilities and certain accounts payable balances with certain of these counterparties, which further mitigates the previously mentioned maximum amount of losses. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At December 31, 2023, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Fair Value of Derivative Instruments

The following table presents the Company’s derivative assets and liabilities by type, as well as the effects of offsetting:

	December 31, 2023	September 30, 2023	December 31, 2022
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	$5	$14	$11
Interest rate contracts	15	28	63
	20	42	74
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	11	6	18
Derivatives not designated as hedging instruments:
Commodity contracts (a)	151	226	656
Foreign currency contracts	7	24	24
	158	250	680
Total derivative assets — gross	189	298	772
Gross amounts offset in the balance sheet	(116)	(124)	(239)
Cash collateral received	(17)	(40)	(108)
Total derivative assets — net	$56	$134	$425
Derivative liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts	$(1)	$—	$—
Interest rate contracts	(16)	—	—
	(17)	—	—
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	(22)	(8)	(35)
Derivatives not designated as hedging instruments:
Commodity contracts (a)	(309)	(266)	(414)
Foreign currency contracts	(5)	(2)	(4)
	(314)	(268)	(418)
Total derivative liabilities — gross	(353)	(276)	(453)
Gross amounts offset in the balance sheet	116	124	239
Cash collateral pledged	64	53	45
Total derivative liabilities — net	$(173)	$(99)	$(169)

(a)Includes certain derivative contracts associated with UGI International energy marketing business transactions (see Note 5). At September 30, 2023 there were $10 of derivative assets and $12 of derivative liabilities classified as held for sale, which are reflected in “Prepaid expenses and other current assets” and “Other current liabilities”, respectively, on the Condensed Consolidated Balance Sheets at September 30, 2023.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Effects of Derivative Instruments

The following tables provide information on the effects of derivative instruments on the Condensed Consolidated Statements of Income and changes in AOCI:

Three Months Ended December 31,:
	Gain (Loss) Recognized in AOCI		Gain Reclassified from AOCI into Income		Location of Gain Reclassified from AOCI into Income
Cash Flow Hedges:	2023	2022	2023	2022
Interest rate contracts	$(22)	$4	$13	$7	Interest expense

Net Investment Hedges:
Foreign currency contracts	$(10)	$(23)

	Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2023	2022	Location of Gain (Loss) Recognized in Income
Commodity contracts	$2	$4	Revenues
Commodity contracts	(155)	(1,326)	Cost of sales
Commodity contracts	3	3	Other operating income, net
Foreign currency contracts	(16)	(32)	Other non-operating expense, net
Total	$(166)	$(1,351)

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 13 — Accumulated Other Comprehensive Income (Loss)

The tables below present changes in AOCI, net of tax:

Three Months Ended December 31, 2023	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2023	$17	$26	$(299)	$(256)
Other comprehensive (loss) income before reclassification adjustments	—	(15)	49	34
Amounts reclassified from AOCI	—	(10)	—	(10)
Other comprehensive (loss) income attributable to UGI	—	(25)	49	24
AOCI — December 31, 2023	$17	$1	$(250)	$(232)

Three Months Ended December 31, 2022	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2022	$14	$37	$(431)	$(380)
Other comprehensive income before reclassification adjustments	—	3	151	154
Amounts reclassified from AOCI	—	(5)	—	(5)
Other comprehensive (loss) income attributable to UGI	—	(2)	151	149
AOCI — December 31, 2022	$14	$35	$(280)	$(231)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 14 — Equity Method Investments

We account for privately held equity securities of entities without readily determinable fair values in which we do not have control, but have significant influence over operating and financial policies, under the equity method. Our equity method investments principally comprise a number of investments in biomass and other renewable energy projects at Midstream & Marketing and a renewable energy joint venture at UGI International. Equity method investments are included in "Other assets" on the Condensed Consolidated Balance Sheets and equity method earnings are included in "Income from equity investees" on the Condensed Consolidated Statements of Income.

Equity method investments which are included within “Other assets” on the Condensed Consolidated Balance Sheets, comprise the following:

	Carrying Value			Ownership Interest

Investees	December 31, 2023	September 30, 2023	December 31, 2022	December 31, 2023	September 30, 2023	December 31, 2022
Midstream & Marketing:
Aurum Renewables	$46	$45	$—	40%	40%	N/A
Pine Run	80	77	71	49%	49%	49%
MBL Bioenergy	147	122	56	99.99%	99.99%	99.99%
Other	21	20	18	various	various	various
Total Midstream & Marketing	294	264	145
UGI International	35	35	30	various	various	various
Total investments in equity method investees	$329	$299	$175

See the Company’s 2023 Annual Report for additional information on our equity method investments.

Note 15 — Segment Information

Our operations comprise four reportable segments generally based upon products or services sold, geographic location and regulatory environment: (1) Utilities; (2) Midstream & Marketing; (3) UGI International; and (4) AmeriGas Propane.

Corporate & Other includes certain items that are excluded from our CODM’s assessment of segment performance (see below for further details on these items). Corporate & Other also includes the net expenses of UGI’s captive general liability insurance company, UGI’s corporate headquarters facility and UGI’s unallocated corporate and general expenses as well as interest expense on UGI debt that is not allocated. Corporate & Other assets principally comprise cash and cash equivalents of UGI and its captive insurance company, and UGI corporate headquarters’ assets. The accounting policies of our reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s 2023 Annual Report.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Three Months Ended December 31, 2023	Total	Eliminations		Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other (a)
Revenues from external customers	$2,121	$—		$480	$327	$725	$629	$(40)
Intersegment revenues	$—	$(80)	(b)	$13	$67	$—	$—	$—
Cost of sales	$1,202	$(80)	(b)	$221	$239	$446	$283	$93
Operating income (loss)	$232	$(1)		$134	$99	$113	$71	$(184)
Income (loss) from equity investees	1	—		—	3	(2)	—	—
Other non-operating (loss) income, net	(13)	—		1	—	6	—	(20)
Earnings (loss) before interest expense and income taxes	220	(1)		135	102	117	71	(204)
Interest expense	(100)	—		(23)	(11)	(11)	(41)	(14)
Income (loss) before income taxes	$120	$(1)		$112	$91	$106	$30	$(218)
Depreciation and amortization	$137	$—		$41	$22	$30	$44	$—
Capital expenditures (including the effects of accruals)	$133	$—		$82	$19	$12	$20	$—
As of December 31, 2023
Total assets	$15,716	$(190)		$5,855	$3,236	$3,150	$3,460	$205

Three Months Ended December 31, 2022	Total	Eliminations		Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other (a)
Revenues from external customers	$2,759	$—		$559	$554	$877	$766	$3
Intersegment revenues	$—	$(149)	(b)	$33	$115	$—	$—	$1
Cost of sales	$3,106	$(149)	(b)	$329	$514	$662	$386	$1,364
Operating (loss) income	$(1,204)	$1		$126	$106	$56	$110	$(1,603)
Income (loss) from equity investees	1	—		—	1	—	—	—
Other non-operating (loss) income, net	(28)	—		2	—	10	—	(40)
(Loss) earnings before interest expense and income taxes	(1,231)	1		128	107	66	110	(1,643)
Interest expense	(92)	—		(21)	(11)	(7)	(43)	(10)
(Loss) income before income taxes	$(1,323)	$1		$107	$96	$59	$67	$(1,653)
Depreciation and amortization	$131	$—		$37	$21	$28	$44	$1
Capital expenditures (including the effects of accruals)	$178	$—		$117	$11	$27	$23	$—
As of December 31, 2022
Total assets	$17,128	$(252)		$5,680	$3,298	$3,889	$4,331	$182
(a)Corporate & Other includes specific items attributable to our reportable segments that are not included in the segment profit measures used by our CODM in assessing our reportable segments’ performance or allocating resources. The following table presents such pre-tax gains (losses) which have been included in Corporate & Other, and the reportable segments to which they relate:

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Three Months Ended December 31, 2023	Location on Income Statement	Midstream & Marketing	UGI International	AmeriGas Propane
Net gains on commodity derivative instruments not associated with current-period transactions	Revenues	$1	$1	$—
Net losses on commodity derivative instruments not associated with current-period transactions	Cost of sales	$(47)	$(41)	$(6)
Net losses on commodity derivative instruments not associated with current-period transactions	Other operating income, net	$—	$(3)	$—
Unrealized losses on foreign currency derivative instruments	Other non-operating expense, net	$—	$(20)	$—
AmeriGas operations enhancement for growth project	Operating and administrative expenses	$—	$—	$(7)
Costs associated with exit of the UGI International energy marketing business	Revenues	$—	$(42)	$—
Costs associated with exit of the UGI International energy marketing business	Operating and administrative expenses/Other operating income, net	$—	$(8)	$—
Costs associated with exit of the UGI International energy marketing business	Loss on disposal of UGI International energy marketing business	$—	$(28)	$—

Three Months Ended December 31, 2022	Location on Income Statement	Midstream & Marketing	UGI International	AmeriGas Propane
Net gains on commodity derivative instruments not associated with current-period transactions	Revenues	$2	$2	$—
Net losses on commodity derivative instruments not associated with current-period transactions	Cost of sales	$(183)	$(1,169)	$(12)
Net gains on commodity derivative instruments not associated with current-period transactions	Other operating income, net	$—	$(2)	$—
Unrealized losses on foreign currency derivative instruments	Other non-operating expense, net	$—	$(40)	$—
AmeriGas operations enhancement for growth project	Operating and administrative expenses	$—	$—	$(7)
Costs associated with exit of the UGI International energy marketing business	Loss on disposal of UGI International energy marketing business	$—	$(215)	$—
Costs associated with exit of the UGI International energy marketing business	Operating and administrative expenses	$—	$(19)	$—
(b)Represents the elimination of intersegment transactions principally among Utilities, Midstream & Marketing and AmeriGas Propane.

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you against relying on any forward-looking statement as these statements are subject to risks and uncertainties that may cause actual results to vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind those factors set forth in Item 1A. Risk Factors in the Company’s 2023 Annual Report and the following important factors that could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) weather conditions, including increasingly uncertain weather patterns due to climate change, resulting in reduced demand, the seasonal nature of our business, and disruptions in our operations and supply chain; (2) cost volatility and availability of energy products, including propane and other LPG, electricity, and natural gas, as well as the availability of LPG cylinders, and the capacity to transport product to our customers; (3) changes in domestic and foreign laws and regulations, including safety, health, tax, transportation, consumer protection, data privacy, accounting, and environmental matters, such as regulatory responses to climate change; (4) inability to timely recover costs through utility rate proceedings; (5) the impact of pending and future legal or regulatory proceedings, inquiries or investigations; (6) competitive pressures from the same and alternative energy sources; (7) failure to acquire new customers or retain current customers thereby reducing or limiting any increase in revenues; (8) liability for environmental claims; (9) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (10) adverse labor relations and our ability to address existing or potential workforce shortages; (11) customer, counterparty, supplier, or vendor defaults; (12) liability for uninsured claims and for claims in excess of insurance coverage, including those for personal injury and property damage arising from explosions, acts of war, terrorism, natural disasters, pandemics, and other catastrophic events that may result from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas and LPG in all forms; (13) transmission or distribution system service interruptions; (14) political, regulatory and economic conditions in the United States, Europe and other foreign countries, including uncertainties related to the war between Russia and Ukraine, the European energy crisis, and foreign currency exchange rate fluctuations, particularly the euro; (15) credit and capital market conditions, including reduced access to capital markets and interest rate fluctuations; (16) changes in commodity market prices resulting in significantly higher cash collateral requirements; (17) impacts of our indebtedness and the restrictive covenants in our debt agreements; (18) reduced distributions from subsidiaries impacting the ability to pay dividends or service debt; (19) changes in Marcellus and Utica Shale gas production; (20) the availability, timing and success of our acquisitions, commercial initiatives and investments to grow our businesses; (21) our ability to successfully integrate acquired businesses and achieve anticipated synergies; (22) the interruption, disruption, failure, malfunction, or breach of our information technology systems, and those of our third-party vendors or service providers, including due to cyber attack; (23) the inability to complete pending or future energy infrastructure projects; (24) our ability to achieve the operational benefits and cost efficiencies expected from the completion of pending and future business transformation initiatives, including the impact of customer service disruptions resulting in potential customer loss due to the transformation activities; (25) our ability to attract, develop, retain and engage key employees; (26) uncertainties related to global pandemics; (27) the impact of proposed or future tax legislation; (28) the impact of declines in the stock market or bond market, and a low interest rate environment, on our pension liability; (29) our ability to protect our intellectual property; and (30) our ability to overcome supply chain issues that may result in delays or shortages in, as well as increased costs of, equipment, materials or other resources that are critical to our business operations.

These factors, and those factors set forth in Item 1A. Risk Factors in the Company’s 2023 Annual Report, are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. Any forward-looking statement speaks only as of the date on which such statement is made. We undertake no obligation (and expressly disclaim any obligation) to update publicly any forward-looking statement, whether as a result of new information or future events, except as required by the federal securities laws.

UGI CORPORATION AND SUBSIDIARIES

ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Company’s results of operations for the 2023 three-month period with the 2022 three-month period. Our analysis of results of operations should be read in conjunction with the segment information included in Note 15 to Condensed Consolidated Financial Statements.

Because most of our businesses sell or distribute energy products used in large part for heating purposes, our results are significantly influenced by temperatures in our service territories, particularly during the heating-season months of October through March. As a result, our results of operations, after adjusting for the effects of gains and losses on derivative instruments not associated with current-period transactions as further discussed below, are significantly higher in our first and second fiscal quarters.

EXECUTIVE OVERVIEW

Recent Developments

Review of Strategic Alternatives

In August 2023, the Company announced the commencement of a strategic review, focused on the LPG businesses, intending to unlock and maximize shareholder value. The Company is exploring a full range of options with the goal of reducing UGI’s earnings volatility and strengthening its balance sheet. In conjunction with the strategic review, the Company is also pursuing actions to optimize its cost structure and re-align its capital allocation priorities. The Company continues on its existing plans while the review of strategic alternatives is ongoing.

UGI International Energy Marketing Transactions

As of December 31, 2023, pursuant to its previously announced decision, the Company has exited substantially all of its European energy marketing business which primarily marketed natural gas and electricity to customers through third-party distribution systems in France, Belgium, the Netherlands, and the United Kingdom.

France. In October 2023, UGI International, through a wholly-owned subsidiary, sold substantially all of its energy marketing business located in France for a net cash payment to the buyer of $28 million. In conjunction with the sale, during the three months ended December 31, 2023, the Company recorded a pre-tax loss of $28 million, which amount principally represents the net payment to the buyer. The carrying values of the assets and liabilities associated with this business, principally comprising certain commodity derivative instruments, energy certificates and certain working capital, were not material.

Belgium. In September 2023, UGI International, through a wholly-owned subsidiary, sold its energy marketing business located in Belgium for a net cash payment to the buyer of $3 million. Pursuant to the sale agreement, the Company transferred to the buyer certain assets, principally comprising customer and energy broker contracts. In conjunction with the sale, during the fourth quarter of Fiscal 2023, the Company recorded a pre-tax loss of $6 million which amount includes the net payment to the buyer, the write-off of certain prepaid energy broker payments and associated transaction costs and fees.

United Kingdom. In October 2022, UGI International, through a wholly-owned subsidiary, sold its natural gas marketing business located in the U.K. for a net cash payment to the buyer of $19 million which includes certain working capital adjustments. In conjunction with the sale, during the three months ended December 31, 2022, the Company recorded a pre-tax loss of $215 million substantially all of which was due to the non-cash transfer of commodity derivative instruments associated with the business.

Netherlands. In September 2023, a substantial number of DVEP’s customers agreed to modify their energy marketing contracts whereby the Company would continue to provide the delivery of electricity and natural gas at fixed prices through December 31, 2023, with the Company’s obligations to provide future services terminated effective January 1, 2024. As consideration for the early termination of such contracts, the Company has agreed to make cash payments to the customers equal to the fair values of specific commodity derivative instruments associated with periods after December 31, 2023. For the three months ended December 31, 2023, the Company settled the commodity derivative instruments for a gain of $46 million, which represents the fair value of the specific commodity derivative instruments associated with periods after December 31, 2023; and reduced its revenues from these customers by $42 million, which represents the pro-rated performance obligation from October 1, 2023 through December 31, 2023.

UGI CORPORATION AND SUBSIDIARIES
In conjunction with the wind-down of its European energy marketing business, in December 2023, DVEP completed a sale of a substantial portion of its power purchase agreements to a third party for a total consideration to the buyer of $5 million. In conjunction with the sale, the Company recorded a loss of $5 million.

During the three months ended December 31, 2022, the Company recorded a $19 million pre-tax impairment charge to reduce the carrying values of certain assets associated with its energy marketing business in the Netherlands, comprising property, plant and equipment and intangible assets.

See Note 5 to Condensed Consolidated Financial Statements for additional information.

Global Macroeconomic Conditions
Beginning in Fiscal 2021 and continuing through December 31, 2023, global commodity and labor markets have experienced significant inflationary pressures attributable to various economic and geopolitical factors, including but not limited to: supply chain disruptions including those associated with labor shortages; significant volatility in energy commodity prices; changes in consumer behavior; and geopolitical and regulatory conditions resulting from the war between Russia and Ukraine. These adverse macroeconomic factors continue to contribute to inflationary pressures as evidenced by increases in various consumer price indices. In an effort to curb these inflationary pressures, central banks in the U.S. and Europe began raising interest rates in Fiscal 2022. In addition, during the last several years, we have experienced significant volatility in energy commodity prices, particularly in LPG, natural gas and electricity prices, which have resulted in substantial fluctuations in the fair values of our commodity derivative instruments. Although these inflationary pressures and commodity price volatility have moderated more recently, they continue to result in, among other things, fluctuations in the cost of our inventory and associated cost of sales, increases in certain operating and distribution expenses and higher interest expense across all of our businesses. We cannot predict the duration or ultimate magnitude of these conditions and the effects such conditions may have on our future business, financial results, financial position, liquidity and cash flows. However, we believe that the Company is well positioned to address the challenges resulting from these global economic and geopolitical conditions as they continue to evolve.
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

UGI CORPORATION AND SUBSIDIARIES
The following tables reflect the adjustments referred to above and reconcile net income (loss) attributable to UGI Corporation, the most directly comparable GAAP measure, to adjusted net income (loss) attributable to UGI Corporation, and reconcile diluted earnings per share, the most directly comparable GAAP measure, to adjusted diluted earnings per share:

Adjusted net income attributable to UGI Corporation	Three Months Ended December 31,
(Dollars in millions)	2023	2022
Utilities	$86	$81
Midstream & Marketing	92	77
UGI International	83	45
AmeriGas Propane	16	49
Corporate & Other (a)	(183)	(1,206)
Net income (loss) attributable to UGI Corporation	94	(954)
Net losses on commodity derivative instruments not associated with current-period transactions (net of tax of $(18) and $(363), respectively)	77	999
Unrealized losses on foreign currency derivative instruments (net of tax of $(6) and $(11), respectively)	14	29
Business transformation expenses (net of tax of $0 and $(1), respectively)	—	1
AmeriGas operations enhancement for growth project (net of tax of $(2) and $(2), respectively)	5	5
Restructuring costs (net of tax of $(1) and $0, respectively)	3	—
Costs associated with exit of UGI International energy marketing business (net of tax of $(13) and $(68), respectively)	65	166
Total adjustments (a) (b)	164	1,200
Adjusted net income attributable to UGI Corporation	$258	$246

	Three Months Ended December 31,
Adjusted diluted earnings per share	2023	2022
Utilities	$0.40	$0.38
Midstream & Marketing	0.43	0.35
UGI International	0.39	0.21
AmeriGas Propane	0.07	0.23
Corporate & Other (a)	(0.85)	(5.71)
Diluted earnings (loss) per share (c)	0.44	(4.54)
Net losses on commodity derivative instruments not associated with current-period transactions (c)	0.37	4.73
Unrealized losses on foreign currency derivative instruments	0.06	0.14
AmeriGas operations enhancement for growth project	0.02	0.02
Restructuring costs	0.01	—
Costs associated with exit of UGI International energy marketing business	0.30	0.79
Total adjustments (a)	0.76	5.68
Adjusted diluted earnings per share (c)	$1.20	$1.14

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

UGI CORPORATION AND SUBSIDIARIES
(c)The loss per share for the three months ended December 31, 2022, was determined excluding the effect of 6.43 million dilutive shares as the impact of such shares would have been antidilutive due to the net loss for the period, while the adjusted earnings per share for the three months ended December 31, 2022, was determined based upon fully diluted shares of 216.37 million.

2023 three-month period compared with 2022 three-month period

Discussion. Net income attributable to UGI Corporation for the 2023 three-month period was $94 million (equal to $0.44 per diluted share) compared to net loss attributable to UGI Corporation of $954 million (equal to $4.54 loss per diluted share) for the 2022 three-month period. These results include net losses from changes in unrealized commodity derivative instruments and certain foreign currency derivative instruments of $91 million and $1,028 million during the 2023 and 2022 three-month periods, respectively. The lower losses from changes in commodity derivative instruments during the 2023 three-month period, principally reflects significantly less volatility in commodity energy prices in Europe following unprecedented volatility in such prices during the 2022 three-month period.

Net income attributable to UGI Corporation during the 2023 three-month period also includes (1) $65 million of costs associated with the exit of our UGI International energy marketing business in Europe, principally reflecting wind-down activities in the Netherlands and the loss on the sale of the energy marketing business located in France; (2) external advisory fees of $5 million associated with AmeriGas operations enhancement for growth project; and (3) restructuring costs of $3 million largely attributable to a reduction in workforce and related costs.

Net loss attributable to UGI Corporation during the 2022 three-month period also includes (1) $166 million costs associated with exit of our UGI International energy marketing business in Europe, principally reflecting loss on the sale of the energy marketing business located in the U.K. and an impairment of assets; (2) external advisory fees of $5 million associated with AmeriGas operations enhancement for growth project; and (3) business transformation expenses of $1 million associated with corporate support functions.

Adjusted net income attributable to UGI Corporation for the 2023 three-month period was $258 million (equal to $1.20 per diluted share) compared to $246 million (equal to $1.14 per diluted share) for the 2022 three-month period. The increase in adjusted net income attributable to UGI Corporation for the 2023 three-month period reflects higher earnings contributions from our UGI International, Midstream & Marketing and Utilities segments, partially offset by lower earnings contributions from our AmeriGas Propane segment. During the 2023 three-month period, temperatures in all of our segments, except for our UGI International segment, were significantly warmer than the prior-year period.
Utilities’ adjusted net income attributable to UGI Corporation increased $5 million in the 2023 three-month period notwithstanding the effects of significantly warmer weather. The increase is largely related to the increase in base rates (effective October 1, 2023) and the implementation of the weather normalization adjustments (effective November 1, 2022) for PA Gas Utility.

Midstream & Marketing’s adjusted net income attributable to UGI Corporation increased $15 million in the 2023 three-month period. The increase is primarily attributable to lower income taxes reflecting higher investment tax credits in the 2023 three-month period.
UGI International’s adjusted net income attributable to UGI Corporation increased $38 million in the 2023 three-month period, mainly reflecting higher margin contributions from both our LPG and energy marketing businesses and the translation effects of stronger foreign currencies. UGI International operating results reflect (1) higher total LPG margin principally due to the effects of higher average unit margins attributable to strong margin management efforts and the effects of higher LPG retail volumes sold; and (2) the absence of prior year losses from our electricity energy marketing activities principally reflecting the impact of the continued wind-down of the energy marketing business.

AmeriGas Propane’s adjusted net income attributable to UGI Corporation decreased $33 million in the 2023 three-month period. The decrease principally reflects lower total margin largely attributable to lower retail propane volumes sold and, to a much lesser extent, higher operating and administrative expenses, partially offset by the benefit of higher average retail propane unit margins in the 2023 three-month period.

UGI CORPORATION AND SUBSIDIARIES
SEGMENT RESULTS OF OPERATIONS

2023 Three-Month Period Compared with the 2022 Three-Month Period
Utilities

For the three months ended December 31,	2023	2022	Increase (Decrease)
(Dollars in millions)
Revenues	$493	$592	$(99)	(17)%
Total margin (a)	$265	$256	$9	4%
Operating and administrative expenses (a)	$88	$91	$(3)	(3)%
Operating income	$134	$126	$8	6%
Earnings before interest expense and income taxes	$135	$128	$7	5%
Gas Utility system throughput—bcf
Core market	30	34	(4)	(12)%
Total	104	94	10	11%
Electric Utility distribution sales - gwh	241	246	(5)	(2)%
Gas Utility heating degree days—% (warmer) colder than normal (b)	(11.0)%	0.2%	—	—
(a)Total margin represents revenues less cost of sales and revenue-related taxes (i.e., gross receipts and business and occupation taxes) of $7 million each during the 2023 and 2022 three-month periods. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating and administrative expenses presented above).
(b)Deviation from average heating degree days is determined on a 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for airports located within Gas Utility’s service territories.

Temperatures in Gas Utility’s service territories during the 2023 three-month period were 11.0% warmer than normal and 11.2% warmer than the prior-year period. The decrease in Gas Utility core market volumes during the 2023 three-month period is largely related to the warmer weather partially offset by growth in the core market customers. Total Gas Utility volume increased 11% during the 2023 three-month period, notwithstanding the decrease in core market volumes, reflecting higher large firm delivery service volumes and higher interruptible delivery service volumes. The decrease in Electric Utility distribution sales volumes is primarily attributable to warmer weather during the 2023 three-month period.
Utilities revenues decreased $99 million in the 2023 three-month period substantially due to lower Gas Utility revenues. The decrease in Gas Utility revenues was largely attributable to lower PGC and PGA rates reflecting lower natural gas costs, the lower core market volumes due to warmer weather and lower off-system sales. These decreases were partially offset by the effects of the increase in base rates (effective October 1, 2023) and weather normalization adjustments (effective November 1, 2022) for PA Gas Utility. Electric Utility revenues were comparable to the prior-year period.

Utilities cost of sales decreased $108 million in the 2023 three-month period primarily attributable to Gas Utility ($106 million) mainly reflecting lower PGC and PGA rates, lower core market volumes due to warmer weather and lower cost of sales associated with off-system sales. Electric Utility cost of sales was comparable to the prior-year period.

Utilities total margin increased $9 million during the 2023 three-month period primarily attributable to higher Gas Utility total margin ($7 million), notwithstanding the significantly warmer weather, mainly reflecting the effects of the increase in base rates (effective October 1, 2023) and weather normalization adjustments (effective November 1, 2022) for PA Gas Utility, increases in DSIC revenue and, to a much lesser extent, impacts from growth in the core market customers. Electric Utility margin increased by $2 million during the 2023 three-month period mainly reflecting the increase in base rates effective October 1, 2023.

Utilities operating income and earnings before interest expense and income taxes increased $8 million and $7 million, respectively, during the 2023 three-month period. These increases largely reflect the previously mentioned increase in total margin and lower operating and administrative expenses ($3 million) partially offset by higher depreciation expense ($4 million). The slightly lower operating and administrative expenses principally reflect lower contract labor costs and maintenance expenses. The higher depreciation expense compared to the prior-year period reflects the effects of continued distribution system capital expenditure activity.

UGI CORPORATION AND SUBSIDIARIES

Midstream & Marketing

For the three months ended December 31,	2023	2022	Increase (Decrease)
(Dollars in millions)
Revenues	$394	$669	$(275)	(41)%
Total margin (a)	$155	$155	$—	—%
Operating and administrative expenses	$31	$29	$2	7%
Operating income	$99	$106	$(7)	(7)%
Earnings before interest expense and income taxes	$102	$107	$(5)	(5)%
(a)Total margin represents revenues less cost of sales.

Average temperatures across Midstream & Marketing’s energy marketing territory during the 2023 three-month period were 9.4% warmer than normal and 10.5% warmer than the prior-year period.

Midstream & Marketing revenues decreased $275 million compared to the prior-year period, primarily reflecting lower revenues from natural gas marketing activities ($272 million), including the effects of peaking and capacity management activities, that were primarily impacted by lower natural gas prices and lower volumes resulting from the warmer weather.

Midstream & Marketing cost of sales decreased $275 million compared to the prior-year period, primarily reflecting lower natural gas costs ($271 million) related to the previously mentioned natural gas marketing activities and, to a much lesser extent, lower cost of sales related to retail power marketing activities.

Midstream & Marketing total margin during the 2023 three-month period was comparable to the prior-year period as higher margins from natural gas marketing activities, including the effects of peaking and capacity management activities, were largely offset by lower total margin from renewable energy.

Midstream & Marketing operating income and earnings before interest expense and income taxes during the 2023 three-month period decreased $7 million and $5 million, respectively, compared to the prior-year period. The decrease in operating income is largely attributable to lower other operating income ($4 million) and slightly higher operating and administrative expense ($2 million). The decrease in earnings before interest expense and income taxes principally reflects the decrease in operating income partially offset by slightly higher income from equity investees.

UGI International

For the three months ended December 31,	2023	2022	Increase (Decrease)
(Dollars in millions)
Revenues	$725	$877	$(152)	(17)%
Total margin (a)	$279	$215	$64	30%
Operating and administrative expenses	$147	$143	$4	3%
Operating income	$113	$56	$57	102%
Earnings before interest expense and income taxes	$117	$66	$51	77%
LPG retail gallons sold (millions)	214	205	9	4%
Heating degree days—% (warmer) than normal (b)	(12.0)%	(12.3)%	—	—
(a)Total margin represents revenues less cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data at locations in our UGI International service territories.

Average temperatures during the 2023 three-month period were 12.0% warmer than normal and 1.5% colder than the prior-year period. Total LPG retail gallons sold during the 2023 three-month period were 4% higher than the prior-year period largely attributable to growth from natural gas conversion to LPG, the slightly colder weather than the prior-year period, and higher crop drying volumes, partially offset by lower cylinder volumes.

UGI International base-currency results are translated into USD based upon exchange rates experienced during the reporting periods. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser

UGI CORPORATION AND SUBSIDIARIES
extent, the British pound sterling. During the 2023 and 2022 three-month periods, the average unweighted euro-to-USD translation rates were approximately $1.08 and $1.02, respectively, and the average unweighted British pound sterling-to-USD translation rates were approximately $1.24 and $1.17, respectively. Fluctuations in these foreign currency exchange rates can have a significant impact on the individual financial statement components discussed below. The Company uses forward foreign currency exchange contracts entered into over multi-year periods to reduce the volatility in earnings that may result from such changes in foreign currency exchange rates. These forward foreign currency exchange contracts resulted in realized net gains of $4 million and $8 million in the 2023 and 2022 three-month periods, respectively.

Average wholesale prices for propane and butane during the 2023 three-month period in northwest Europe were approximately 13% and 15% lower, respectively, compared with the prior-year period. UGI International revenues and cost of sales decreased $152 million and $216 million, respectively, during the 2023 three-month period compared to the prior-year period. The decrease in revenues and cost of sales principally reflects significantly lower energy marketing activities during the 2023 three-month period resulting from the sale of substantially all of UGI International’s energy marketing business in Belgium and UGI France in September and October 2023, respectively. The decrease in revenues was partially offset by the translation effects of the stronger foreign currencies (approximately $38 million) and higher LPG retail volumes sold. The decrease in cost of sales was also attributable to lower LPG product costs, partially offset by the translation effects of the stronger foreign currencies (approximately $24 million) and the higher LPG retail volumes sold.

UGI International total margin increased $64 million during the 2023 three-month period primarily reflecting higher margin contributions from both our LPG business and our energy marketing activities and the translation effects of the stronger foreign currencies (approximately $15 million). The higher margin from our LPG business reflects the effects of higher average unit margins attributable to strong margin management efforts and the effects of the higher LPG retail volumes sold. The higher margin from our energy marketing activities primarily reflects the absence of losses experienced during the prior-year period, principally associated with electricity energy marketing activities that were not repeated during the 2023 three-month period and the impact of the aforementioned wind-down of the energy marketing business.

UGI International operating income and earnings before interest expense and income taxes increased $57 million and $51 million, respectively, during the 2023 three-month period. The increase in operating income principally reflects the previously mentioned $64 million increase in total margin, partially offset by lower foreign currency transaction gains ($4 million) and higher operating and administrative expenses ($4 million). The higher operating and administrative expenses in the 2023 three-month period primarily reflects the translation effects of the stronger foreign currencies (approximately $9 million) and the effects of inflationary increases, partially offset by, among other things, lower personnel and maintenance expenses. The increase in earnings before interest expense and income taxes in the 2023 three-month period largely reflects the $57 million increase in operating income partially offset by lower realized gains on foreign currency exchange contracts entered into in order to reduce volatility in UGI International earnings resulting from the effects of changes in foreign currency exchange rates ($4 million).
AmeriGas Propane

For the three months ended December 31,	2023	2022	Increase (Decrease)
(Dollars in millions)
Revenues	$629	$766	$(137)	(18)%
Total margin (a)	$346	$380	$(34)	(9)%
Operating and administrative expenses	$243	$235	$8	3%
Operating income/earnings before interest expense and income taxes	$71	$110	$(39)	(35)%
Retail gallons sold (millions)	206	236	(30)	(13)%
Heating degree days—% (warmer) colder than normal (b)	(6.4)%	6.2%	—	—
(a)Total margin represents total revenues less total cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for 344 regions in the U.S., excluding Alaska and Hawaii.

Average temperatures during the 2023 three-month period were 6.4% warmer than normal and 12.0% warmer than the prior-year period. Total retail gallons sold decreased 13% during the 2023 three-month period primarily due to continuing customer attrition and the effects of the significantly warmer weather.

UGI CORPORATION AND SUBSIDIARIES
Average daily wholesale propane commodity prices during the 2023 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 17% lower than such prices during the 2022 three-month period. Total revenues decreased $137 million during the 2023 three-month period largely reflecting the lower retail volumes sold ($81 million), lower wholesale revenues ($29 million) and the effects of lower average retail propane selling prices ($21 million).

Total cost of sales decreased $103 million during the 2023 three-month period largely reflecting the lower retail propane volumes sold ($39 million), lower wholesale cost of sales ($29 million) and the lower retail propane product costs ($27 million).

Total margin decreased $34 million in the 2023 three-month period largely attributable to the lower retail propane volumes sold ($41 million), partially offset by higher average retail propane unit margins ($5 million).

Operating income and earnings before interest expense and income taxes each decreased $39 million during the 2023 three-month period primarily reflecting the decrease in total margin ($34 million) and higher operating and administrative expenses ($8 million). The increase in operating and administrative expenses reflects, among other things, higher salaries and benefits expenses and higher vehicle expenses, partially offset by lower advertising expenses.

Interest Expense and Income Taxes

Our consolidated interest expense during the 2023 three-month period was $100 million compared to $92 million during the 2022 three-month period. This increase largely reflects higher credit agreement interest rates and borrowings, higher average interest rates on UGI Corporation long-term debt and higher long-term debt outstanding principally at Utilities and Midstream & Marketing.

The decrease in the Company’s income tax rate for the 2023 three-month period reflects an increase in investment tax credits mainly at our Midstream & Marketing segment.

The Company continues to evaluate the elections available under current regulations and pending legislation. Accordingly, the impacts on the Company’s income tax provisions and taxes payable or refundable related to these items are subject to change.

FINANCIAL CONDITION AND LIQUIDITY

The Company expects to have sufficient liquidity including cash on hand and available borrowing capacity, to continue to support long-term commitments and ongoing operations despite uncertainties associated with ongoing global macroeconomic conditions including, among others, changes in consumer behavior, the inflationary cost environment and ongoing energy commodity price volatility. Our total available liquidity balance, comprising cash and cash equivalents and available borrowing capacity on our revolving credit facilities, totaled approximately $1.5 billion and $1.6 billion at December 31, 2023 and September 30, 2023, respectively. The Company does not have any senior notes or term loans maturing in the next twelve months. The Company cannot predict the duration or total magnitude of the uncertain economic factors mentioned above and the total effects they will have on its liquidity, debt covenants, financial condition or the timing of capital expenditures. UGI and its subsidiaries were in compliance with its debt covenants as of December 31, 2023. See Note 8 to the Condensed Consolidated Financial Statements and “Significant Financing Activities” below for additional information on the equity cure provision.
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

The primary sources of UGI’s cash and cash equivalents are the dividends and other cash payments made to UGI or its corporate subsidiaries by its principal business units. Our cash and cash equivalents totaled $204 million at December 31, 2023, compared with $241 million at September 30, 2023. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, at December 31, 2023 and September 30, 2023, UGI had $46 million and $51 million of cash and cash equivalents, respectively. Such cash is available to pay dividends and interest on long-term debt and for investment purposes.

UGI CORPORATION AND SUBSIDIARIES
Long-term Debt and Credit Facilities

Long-term Debt

The Company’s debt outstanding at December 31, 2023 and September 30, 2023, comprises the following:

	December 31, 2023						September 30, 2023
(Millions of dollars)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corp & Other	Total	Total
Short-term borrowings	$280	$95	$182	$—	$—	$557	$649

Long-term debt (including current maturities):
Senior notes	$1,755	$—	$443	$2,400	$—	$4,598	$4,329
Term loans	127	792	331	—	718	1,968	1,967
Other long-term debt	20	41	7	—	232	300	351
Unamortized debt issuance costs	(7)	(14)	(7)	(14)	(1)	(43)	(47)
Total long-term debt	$1,895	$819	$774	$2,386	$949	$6,823	$6,600
Total debt	$2,175	$914	$956	$2,386	$949	$7,380	$7,249

Credit Facilities

Additional information related to the Company’s credit agreements can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 6 to Consolidated Financial Statements in the Company’s 2023 Annual Report.

Information about the Company’s principal credit agreements (excluding the Receivables Facility discussed below) as of December 31, 2023 and 2022, is presented in the table below.

(Currency in millions)	Total Capacity	Borrowings Outstanding	Letters of Credit and Guarantees Outstanding	Available Borrowing Capacity
As of December 31, 2023
AmeriGas OLP	$400	$—	$2	$398
UGI International, LLC (a)	€500	€165	€—	€335
Energy Services	$260	$35	$30	$195
UGI Utilities	$375	$180	$—	$195
Mountaineer	$150	$100	$—	$50
UGI Corporation (b)	$300	$232	$—	$68
As of December 31, 2022
AmeriGas OLP	$600	$148	$2	$450
UGI International, LLC (a)	€300	€300	€—	€—
Energy Services	$260	$—	$—	$260
UGI Utilities	$425	$294	$—	$131
Mountaineer	$150	$101	$—	$49
UGI Corporation (b)	$300	$292	$—	$8
(a)Permits UGI International, LLC to borrow in euros or USD. At December 31, 2023, the amount borrowed consisted of euro-denominated borrowings equivalent to $182 million. At December 31, 2022, the amount borrowed consisted of euro-denominated borrowings equivalent to $321 million.

UGI CORPORATION AND SUBSIDIARIES
(b)Borrowings outstanding have been classified as “Long-term debt” on the Condensed Consolidated Balance Sheets. Subsequent to December 31, 2022, the Company repaid $20 million of such borrowings and classified these repayments as “Current maturities of long-term debt” on the December 31, 2022 Condensed Consolidated Balance Sheet. There were no such repayments subsequent to December 31, 2023.

The average daily and peak short-term borrowings under the Company’s principal credit agreements are as follows:

	For the three months ended		For the three months ended
	December 31, 2023		December 31, 2022
(Millions of dollars or euros)	Average	Peak	Average	Peak
AmeriGas OLP	$1	$25	$199	$242
UGI International, LLC	€204	€229	€168	€300
Energy Services	$49	$62	$1	$25
UGI Utilities	$247	$316	$229	$307
Mountaineer	$94	$102	$89	$101
UGI Corporation	$245	$289	$199	$292

Receivables Facility. Energy Services has a Receivables Facility with an issuer of receivables-backed commercial paper currently scheduled to expire on October 18, 2024. The Receivables Facility provides Energy Services with the ability to borrow up to $200 million of eligible receivables during the period October 20, 2023 to April 30, 2024, and up to $100 million of eligible receivables during the period May 1, 2024 to October 18, 2024. Energy Services uses the Receivables Facility to fund working capital, margin calls under commodity futures contracts, capital expenditures, dividends and for general corporate purposes.

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

At December 31, 2023, the outstanding balance of ESFC trade receivables was $95 million, $60 million of which were sold to the bank. At December 31, 2022, the outstanding balance of ESFC trade receivables was $128 million, $121 million of which was sold to the bank. During the three months ended December 31, 2023 and 2022, peak sales of receivables were $70 million and $121 million, respectively, and average daily amounts sold were $45 million and $30 million, respectively.

Significant Financing Activities

The following significant financing activities occurred during the 2023 three-month period. See Note 8 to Condensed Consolidated Financial Statements for additional information on these transactions.
UGI Utilities Senior Notes. On November 30, 2023, UGI Utilities, Inc. entered into a Note Purchase Agreement with a consortium of lenders. Pursuant to the Note Purchase Agreement, UGI Utilities, Inc. issued (1) $25 million aggregate principal amount of 6.02% Senior Notes due November 30, 2030; (2) $150 million aggregate principal amount of 6.10% Senior Notes due November 30, 2033; and (3) $75 million aggregate principal amount of 6.40% Senior Notes due November 30, 2053. These senior notes are unsecured and will rank equally with UGI Utilities Inc.’s existing outstanding senior debt. The net proceeds from these issuances were used to reduce short-term borrowings and for general corporate purposes.
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

UGI CORPORATION AND SUBSIDIARIES
are permitted to use the equity cure provision five times over the course of the Credit Agreement, twice during any rolling four-quarter period, and not in consecutive quarters.

UGI made capital contributions to AmeriGas OLP during Fiscal 2023, which in aggregate represented one equity cure that is eligible to eliminate any EBITDA shortfalls through December 31, 2023, in accordance with the 2022 AmeriGas OLP Credit Agreement. As a result of such capital contributions, AmeriGas OLP and the Partnership were in compliance with all financial covenants after consideration of the equity cure provision as of December 31, 2023.
UGI also provided an irrevocable letter of support whereby UGI has committed to fund any such EBITDA shortfalls and debt service, if any. Based on the support and the projected EBITDA, AmeriGas OLP is expected to remain in compliance with its financial debt covenants for the succeeding twelve-month period.
On November 15, 2023, the Partnership entered into an amendment to the 2022 AmeriGas OLP Credit Agreement, which amends certain provisions of the credit agreement to, among other things, (i) reduce the maximum revolver amount from $600 million to $400 million, (ii) reduce the minimum interest coverage ratio, effective for the fourth quarter of Fiscal 2023 through the end of Fiscal 2024 and (iii) provided that, beginning for the first quarter of Fiscal 2025, the minimum interest coverage ratio will remain reduced if the net leverage ratio is below a certain threshold as defined by the agreement; if the net leverage ratio exceeds such threshold, the minimum interest coverage ratio will revert to the original ratio as defined by the agreement.

UGI Utilities 2023 Credit Agreement. On November 9, 2023, UGI Utilities entered into the UGI Utilities 2023 Credit Agreement providing for borrowings up to $375 million (including a $50 million sublimit for letters of credit and a $38 million sublimit for swingline loans). UGI Utilities may request an increase in the amount of loan commitments under the credit agreement to a maximum aggregate amount of $125 million. The interest rates applicable to borrowings under the UGI Utilities 2023 Credit Agreement will remain unchanged from its predecessor agreement, the UGI Utilities Credit Agreement. The credit agreement is scheduled to expire November 2028. Borrowings under the credit agreement may be used to refinance UGI Utilities existing indebtedness and for general corporate purposes and ongoing working capital needs of UGI Utilities.

Dividends

On November 16, 2023, UGI’s Board of Directors declared a cash dividend equal to $0.375 per common share. The dividend was paid on January 1, 2024, to shareholders of record on December 15, 2023. On January 31, 2024, UGI’s Board of Director’s declared a quarterly dividend of $0.375 per common share. The dividend is payable April 1, 2024, to shareholders of record on March 15, 2024.

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

Operating Activities. Year-to-year variations in our cash flows from operating activities can be significantly affected by changes in operating working capital, especially during periods with significant changes in energy commodity prices. Cash flow provided by operating activities was $119 million in the 2023 three-month period compared to cash used by operating activities of $(240) million in the 2022 three-month period. Cash flow provided by operating activities before changes in operating working capital was $376 million in the 2023 three-month period compared to $491 million in the 2022 three-month period. Cash used to fund changes in operating working capital totaled $257 million in the 2023 three-month period, a significant decrease compared to the $731 million of cash used to fund changes in operating working capital in the 2022 three-month period. The prior-year period includes $343 million of derivative instrument collateral deposit repayments principally at our UGI International and Midstream & Marketing segments compared to $35 million of such repayments in the 2023 three-month period. The unusually high prior-year collateral deposit repayments were the result of significant declines in commodity energy prices during that period. The decrease in cash flow required to fund changes in operating working capital in the 2023 three-month period also reflects, among other things, significantly lower cash required to fund changes in accounts receivable reflecting, in large part, lower year-over-year commodity energy prices.

Investing Activities. Investing activity cash flow is principally affected by cash expenditures for property, plant and equipment; cash paid for acquisitions of businesses and assets; investments in equity method investees; and cash proceeds from sales and retirements of property, plant and equipment. Cash flow used by investing activities was $165 million in the 2023 three-month

UGI CORPORATION AND SUBSIDIARIES
period compared to $271 million in the 2022 three-month period. Cash expenditures for property, plant and equipment were $156 million in the 2023 three-month period compared with $210 million in the 2022 three-month period principally reflecting lower cash capital expenditures at our Utilities segment. Investments in equity method investments during the 2023 three-month period principally reflects our continuing investments in renewable energy projects principally at Midstream & Marketing.

Financing Activities. Changes in cash flow from financing activities are primarily due to issuances and repayments of long-term debt; net short-term borrowings; dividends on UGI Common Stock; quarterly payments on outstanding Purchase Contracts; and issuances and repurchases of equity instruments.

Cash flow provided by financing activities was $3 million in the 2023 three-month period compared to $548 million in the 2022 three-month period. The 2023 three-month period includes the issuance by UGI Utilities of $250 million principal amount of senior notes the proceeds of which were used by UGI Utilities to reduce short-term borrowings and for general corporate purposes. Cash flow from financing activities in the prior-year period reflects significantly higher short-term borrowings a substantial portion of which was used to fund the previously mentioned 2022 three-month period derivative instrument collateral deposit repayments and restricted cash margin requirements in commodity futures brokerage accounts.

UTILITY REGULATORY MATTERS

UGI Utilities. On January 27, 2023, Electric Utility filed a request with the PAPUC to increase its annual base distribution revenues by $11 million. On September 21, 2023, the PAPUC issued a final order approving a settlement providing for a $9 million annual base distribution rate increase for Electric Utility, effective October 1, 2023.

On January 28, 2022, PA Gas Utility filed a request with the PAPUC to increase its base operating revenues for residential, commercial and industrial customers by $83 million annually. On September 15, 2022, the PAPUC issued a final order approving a settlement providing for a $49 million annual base distribution rate increase for PA Gas Utility, through a phased approach, with $38 million beginning October 29, 2022 and an additional $11 million beginning October 1, 2023. In accordance with the terms of the final order, PA Gas Utility was not permitted to file a rate case prior to January 1, 2024. Also in accordance with the terms of the final order, PA Gas Utility was authorized to implement a weather normalization adjustment rider as a five-year pilot program beginning on November 1, 2022. Under this rider, when weather deviates from normal by more than 3%, residential and small commercial customer billings for distribution services are adjusted monthly for weather related impacts exceeding the 3% threshold. Additionally, under the terms of the final order, PA Gas Utility was authorized to implement a DSIC once its total property, plant and equipment less accumulated depreciation reached $3,368 million (which threshold was achieved in September 2022).

Mountaineer. On July 31, 2023, Mountaineer submitted its 2023 IREP filing to the WVPSC requesting recovery of $10 million for costs associated with capital investments after December 31, 2022, that total $131 million, including $67 million in calendar year 2024. The filing included capital investments totaling $383 million over the 2024 - 2028 period. On December 20, 2023, the WVPSC issued a final order approving a settlement.

On March 6, 2023, Mountaineer submitted a base rate case filing with the WVPSC seeking a net revenue increase of $20 million, which consists of an increase in base rates of $38 million and a decrease in the IREP rates of $18 million annually. On October 6, 2023, Mountaineer filed a joint stipulation and agreement for settlement of the base rate case, which included a $14 million net revenue increase, effective January 1, 2024. On December 21, 2023, the WVPSC issued a final order approving the joint stipulation and agreement, except the WVPSC authorized Mountaineer to implement a weather normalization adjustment rider as a five-year pilot program beginning on October 1, 2024 subject to modification by the WVPSC of the final calculation methodology. Under this rider, when weather deviates from normal by more than 2%, residential and small commercial customer billings for distribution services are adjusted monthly for weather related impacts exceeding the 2% threshold.

On July 29, 2022, Mountaineer submitted its 2022 IREP filing to the WVPSC requesting recovery of costs associated with capital investments totaling $354 million over the 2023 - 2027 period, including $64 million in calendar year 2023. On December 21, 2022, the WVPSC issued a final order approving a settlement for $22 million in cumulative revenue, effective January 1, 2023.

UGI CORPORATION AND SUBSIDIARIES

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

UGI International

During 2023, UGI France outlined its strategic priorities to better align with business needs. As part of this initiative, in November 2023, the French Works Councils were engaged in consultations regarding the organizational transformation and the initiation of external mobility programs. The Company cannot estimate a range of reasonably possible costs at this time but such costs could be material.

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

In order to manage market price risk relating to substantially all of Midstream & Marketing’s fixed-price sale contracts for physical natural gas and electricity, Midstream & Marketing enters into NYMEX, ICE and over-the-counter natural gas and electricity futures and option contracts, and natural gas basis swap contracts or enters into fixed-price supply arrangements. Midstream & Marketing also uses NYMEX and over-the-counter electricity futures contracts to economically hedge a portion of its anticipated sales of electricity from its electricity generation facilities. Although Midstream & Marketing’s fixed-price supply arrangements mitigate most risks associated with its fixed-price sales contracts, should any of the suppliers under these arrangements fail to perform, increases, if any, in the cost of replacement natural gas or electricity would adversely impact Midstream & Marketing’s results. In order to reduce this risk of supplier nonperformance, Midstream & Marketing has diversified its purchases across a number of suppliers. UGI International’s natural gas and electricity marketing businesses also use natural gas and electricity futures and forward contracts to economically hedge market risk associated with a substantial portion of anticipated volumes under fixed-price sales and purchase contracts. See Note 5 to Condensed Consolidated Financial Statements for information on the exit of substantially all of the Company’s European energy marketing business.

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

Our variable-rate debt at December 31, 2023, includes revolving credit facility borrowings and variable-rate term loans at UGI International, Utilities, Energy Services and UGI Corporation. These debt agreements have interest rates that are generally indexed to short-term market interest rates. We have entered into pay-fixed, receive-variable interest rate swap agreements on a significant portion of the term loans’ principal balances and a significant portion of the term loans’ tenor. We have designated these interest rate swaps as cash flow hedges. At December 31, 2023, combined borrowings outstanding under variable-rate debt agreements, excluding the previously mentioned effectively fixed-rate debt, totaled $1,120 million.

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
Foreign Currency Exchange Rate Risk
Our primary currency exchange rate risk is associated with the USD versus the euro and, to a lesser extent, the USD versus the British pound sterling. The USD value of our foreign currency denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. From time to time, we use derivative instruments to hedge portions of our net investments in foreign subsidiaries, including anticipated foreign currency denominated dividends. Gains or losses on these net investment hedges remain in AOCI until such foreign operations are sold or liquidated. With respect to our net investments in our UGI International operations, a 10% decline in the value of the associated foreign currencies versus the USD would reduce their aggregate net book value at December 31, 2023, by approximately $70 million, which amount would be reflected in other comprehensive income. We have designated certain euro-denominated borrowings as net investment hedges.
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
We have concentrations of credit risk associated with derivative instruments and we evaluate the creditworthiness of our derivative counterparties on an ongoing basis. As of December 31, 2023, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was $189 million. In general, many of our over-the-counter derivative instruments and all exchange contracts call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At December 31, 2023, we had pledged collateral in the form of letters of credit to derivative instrument counterparties totaling $30 million. At December 31, 2023, we had received cash collateral from derivative instrument counterparties totaling $17 million. In addition, we may have offsetting derivative liabilities and certain accounts payable balances with certain of these counterparties, which further mitigates the previously mentioned maximum amount of losses. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At December 31, 2023, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.
The following table summarizes the fair values of unsettled market risk sensitive derivative instrument assets (liabilities) held at December 31, 2023 and changes in their fair values due to market risks. Certain of UGI Utilities’ commodity derivative instruments are excluded from the table below because any associated net gains or losses are refundable to or recoverable from customers in accordance with UGI Utilities ratemaking.

	Asset (Liability)
(Millions of dollars)	Fair Value	Change in Fair Value
December 31, 2023
Commodity price risk (1)	$(158)	$(106)
Interest rate risk (2)	$(1)	$(14)
Foreign currency exchange rate risk (3)	$6	$(40)

(1) Change in fair value represents a 10% adverse change in the market prices of certain commodities.
(2) Change in fair value represents a 50 basis point adverse change in prevailing market interest rates.

UGI CORPORATION AND SUBSIDIARIES
(3) Change in fair value represents a 10% adverse change in the value of the Euro and the British pound sterling versus the USD.
ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures
The Company's disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company’s Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, were effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

In addition to the information presented in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2023 Annual Report, which could materially affect our business, financial condition or future results. The risks described in our 2023 Annual Report are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

4.1	Note Purchase Agreement dated November 30, 2023 by and among UGI Utilities, Inc. and the purchasers listed as signatories thereto.	UGI	Form 8-K (11/30/23)	4.1

31.1
Certification by the Interim Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2023, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2023, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Interim Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2023, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UGI CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

31.1
Certification by the Interim Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2023, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2023, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Interim Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2023, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UGI Corporation
(Registrant)

Date:	February 1, 2024	By:	/s/ Sean P. O’Brien
Sean P. O’Brien
Chief Financial Officer

Date:	February 1, 2024	By:	/s/ Jean Felix Tematio Dontsop
Jean Felix Tematio Dontsop
Vice President, Chief Accounting Officer
and Corporate Controller