Form 10-Q
period 2024-03-31
UGI CORP /PA/
filed 2024-05-02
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
At April 30, 2024, there were 209,622,441 shares of UGI Corporation Common Stock, without par value, outstanding.

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
Midstream & Marketing - Reportable segment comprising Energy Services and subsidiaries including UGID
Mountaineer - Mountaineer Gas Company, a natural gas distribution company in West Virginia and a wholly owned subsidiary of Mountaintop Energy Holdings, LLC
Mountaintop Energy Holdings, LLC - Parent company of Mountaineer and wholly owned subsidiary of UGI
PA Gas Utility - UGI Utilities’ regulated natural gas distribution business, primarily located in Pennsylvania
Partnership - AmeriGas Partners and its consolidated subsidiaries, including AmeriGas OLP; also referred to as “AmeriGas Partners”
Pine Run - Pine Run Gathering, LLC
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
2023 Annual Report - UGI Annual Report on Form 10-K for the fiscal year ended September 30, 2023
2023 six-month period - Six months ended March 31, 2023
2023 three-month period - Three months ended March 31, 2023
2024 six-month period - Six months ended March 31, 2024
2024 three-month period - Three months ended March 31, 2024
2024 Purchase Contract - A forward stock purchase contract issued by the Company as a part of the issuance of Equity Units which obligates holders to purchase a number of shares of UGI Common Stock from the Company on June 1, 2024
2022 AmeriGas OLP Credit Agreement - Revolving credit agreement entered into by AmeriGas OLP on September 28, 2022 and scheduled to expire in September 2026
5.50% Senior Notes - An underwritten private offering of $700 million aggregate principal amount of notes due May 2025, co-issued by AmeriGas Partners and AmeriGas Finance Corp.
5.875% Senior Notes - An underwritten private offering of $675 million aggregate principal amount of notes due August 2026, co-issued by AmeriGas Partners and AmeriGas Finance Corp.
5.75% Senior Notes - An underwritten private offering of $525 million aggregate principal amount of notes due May 2027, co-issued by AmeriGas Partners and AmeriGas Finance Corp.
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
LPG - Liquefied petroleum gas
MDPSC - Maryland Public Service Commission
MGP - Manufactured gas plant
Mountaineer Credit Agreement - Revolving credit agreement entered into by Mountaineer on November 26, 2019, as amended, scheduled to expire in December 2025
NOAA - National Oceanic and Atmospheric Administration
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
ROD - Record of Decision
SEC - U.S. Securities and Exchange Commission
U.K. - United Kingdom
U.S. - United States of America
UGI Utilities 2023 Credit Agreement - Revolving credit agreement entered into by UGI Utilities on November 9, 2023, as amended, scheduled to expire in November 2028
UGI Utilities Credit Agreement - Revolving credit agreement entered into by UGI Utilities on June 27, 2019, as amended, repaid in full and terminated concurrently with the execution of the UGI Utilities 2023 Credit Agreement
USD - U.S. dollar
VDP - Voluntary Departure Plan
WVPSC - Public Service Commission of West Virginia

UGI CORPORATION AND SUBSIDIARIES
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Millions of dollars)

	March 31, 2024	September 30, 2023	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$263	$241	$321
Restricted cash	45	99	82
Accounts receivable (less allowances for doubtful accounts of $83, $71 and $80, respectively)	1,192	878	1,487
Accrued utility revenues	98	33	94
Inventories	375	433	433
Derivative instruments	38	75	110
Prepaid expenses and other current assets	203	286	233
Total current assets	2,214	2,045	2,760
Property, plant and equipment, (less accumulated depreciation of $4,781, $4,581 and $4,427, respectively)	8,608	8,547	8,255
Goodwill	3,048	3,027	3,709
Intangible assets, net	415	443	472
Utility regulatory assets	301	302	314
Derivative instruments	18	49	67
Other assets	1,020	988	852
Total assets	$15,624	$15,401	$16,429
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$54	$57	$62
Short-term borrowings	333	649	453
Accounts payable	579	613	757
Derivative instruments	33	60	117
Other current liabilities	824	895	884
Total current liabilities	1,823	2,274	2,273
Long-term debt	6,730	6,543	6,702
Deferred income taxes	1,030	928	958
Derivative instruments	26	27	48
Other noncurrent liabilities	1,184	1,235	1,234
Total liabilities	10,793	11,007	11,215
Commitments and contingencies (Note 9)
Equity:
UGI Corporation stockholders’ equity:
Preferred stock, without par value (authorized – 5,000,000 shares; issued – 220,000, 220,000 and 220,000 Series A shares, respectively)	167	167	167
UGI Common Stock, without par value (authorized — 450,000,000 shares; issued — 211,052,608, 210,906,052 and 210,730,077 shares, respectively)	1,505	1,503	1,492
Retained earnings	3,460	3,027	3,842
Accumulated other comprehensive loss	(254)	(256)	(241)
Treasury stock, at cost	(56)	(55)	(55)
Total UGI Corporation stockholders’ equity	4,822	4,386	5,205
Noncontrolling interests	9	8	9
Total equity	4,831	4,394	5,214
Total liabilities and equity	$15,624	$15,401	$16,429
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Revenues	$2,467	$3,106	$4,588	$5,865
Costs and expenses:
Cost of sales (excluding depreciation and amortization shown below)	1,030	2,148	2,232	5,254
Operating and administrative expenses	591	587	1,121	1,116
Depreciation and amortization	138	132	275	263
Loss on disposal of UGI International energy marketing business	—	—	28	215
Other operating income, net	(9)	(16)	(17)	(34)
	1,750	2,851	3,639	6,814
Operating income (loss)	717	255	949	(949)
Income from equity investees	1	—	2	1
Other non-operating income (expense), net	11	2	(2)	(26)
Interest expense	(100)	(93)	(200)	(185)
Income (loss) before income taxes	629	164	749	(1,159)
Income tax (expense) benefit	(133)	(54)	(159)	315
Net income (loss) attributable to UGI Corporation	$496	$110	$590	$(844)
Earnings (loss) per common share attributable to UGI Corporation stockholders:
Basic	$2.36	$0.52	$2.81	$(4.02)
Diluted	$2.30	$0.51	$2.74	$(4.02)
Weighted-average common shares outstanding (thousands):
Basic	209,826	209,857	209,789	209,902
Diluted	215,245	216,120	215,393	209,902
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Millions of dollars)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net income (loss) including noncontrolling interests	$496	$110	$590	$(844)
Other comprehensive income (loss):
Net gains (losses) on derivative instruments (net of tax of $(5), $6, $2 and $5, respectively)	12	(15)	(3)	(12)
Reclassifications of net gains on derivative instruments (net of tax of $5, $2, $8 and $4, respectively)	(9)	(5)	(19)	(10)
Foreign currency adjustments (net of tax of $(7), $(1), $5 and $29, respectively)	(24)	10	25	161
Benefit plans (net of tax of $0, $0, $0 and $0, respectively)	(1)	—	(1)	—
Other comprehensive (loss) income	(22)	(10)	2	139
Comprehensive income (loss) attributable to UGI Corporation	$474	$100	$592	$(705)

See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Millions of dollars)

	Six Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) including noncontrolling interests	$590	$(844)
Adjustments to reconcile net income (loss) including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	275	263
Deferred income tax expense (benefit), net	95	(346)
Provision for uncollectible accounts	35	36
Changes in unrealized gains and losses on derivative instruments	54	1,713
Loss on disposal of UGI International energy marketing business	28	215
Settlement of Energy Services interest rate swap	—	32
Amortization of Energy Services interest rate swap settlement	(11)	—
Other, net	(11)	20
Net change in:
Accounts receivable and accrued utility revenues	(404)	(450)
Income taxes receivable	—	91
Inventories	63	254
Utility deferred fuel and power costs, net of changes in unsettled derivatives	3	40
Accounts payable	(20)	(148)
Derivative instruments collateral deposits paid	(38)	(453)
Other current assets	19	21
Other current liabilities	(37)	(20)
Net cash provided by operating activities	641	424
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(325)	(414)
Acquisitions of businesses and assets, net of cash acquired	—	(9)
Investments in equity method investees	(47)	(63)
Settlements of net investment hedges	—	22
Other, net	19	(9)
Net cash used by investing activities	(353)	(473)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(157)	(151)
Issuances of long-term debt, net of discount and issuance costs	409	1,277
Repayments of long-term debt and finance leases, including redemption premiums	(245)	(1,219)
(Decrease) increase in short-term borrowings	(310)	53
Receivables Facility net (repayments) borrowings	(10)	15
Payments on Purchase Contracts	(8)	(8)
Issuances of UGI Common Stock	—	9
Repurchases of UGI Common Stock	—	(22)
Net cash used by financing activities	(321)	(46)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	29
Cash, cash equivalents and restricted cash decrease	$(32)	$(66)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash at end of period	$308	$403
Cash, cash equivalents and restricted cash at beginning of period	340	469
Cash, cash equivalents and restricted cash decrease	$(32)	$(66)
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Preferred stock, without par value
Balance, beginning of period	$167	$167	$167	$162
Cumulative effect of change in accounting	—	—	—	5
Balance, end of period	$167	$167	$167	$167
Common stock, without par value
Balance, beginning of period	$1,501	$1,482	$1,503	$1,483
Common Stock issued in connection with employee and director plans, net of tax withheld	—	4	—	6
Equity-based compensation expense	4	6	2	9
Cumulative effect of change in accounting	—	—	—	(6)
Balance, end of period	$1,505	$1,492	$1,505	$1,492
Retained earnings
Balance, beginning of period	$3,042	$3,808	$3,027	$4,841
Cumulative effect of change in accounting	—	—	—	1
Losses on common stock transactions in connection with employee and director plans	—	(1)	—	(5)
Net income (loss) attributable to UGI Corporation	496	110	590	(844)
Cash dividends on UGI Common Stock ($0.375, $0.36, $0.75 and $0.72, respectively)	(78)	(75)	(157)	(151)
Balance, end of period	$3,460	$3,842	$3,460	$3,842
Accumulated other comprehensive income (loss)
Balance, beginning of period	$(232)	$(231)	$(256)	$(380)
Net gains (losses) on derivative instruments	12	(15)	(3)	(12)
Reclassification of net gains on derivative instruments	(9)	(5)	(19)	(10)
Benefit plans	(1)	—	(1)	—
Foreign currency adjustments	(24)	10	25	161
Balance, end of period	$(254)	$(241)	$(254)	$(241)
Treasury stock
Balance, beginning of period	$(55)	$(46)	$(55)	$(40)
Common Stock issued in connection with employee and director plans, net of tax withheld	—	1	—	7
Repurchases of UGI Common Stock	—	(10)	—	(22)
Reacquired UGI Common Stock - employee and director plans	(1)	—	(1)	—
Balance, end of period	$(56)	$(55)	$(56)	$(55)
Total UGI stockholders’ equity	$4,822	$5,205	$4,822	$5,205
Noncontrolling interests
Balance, beginning of period	$9	$8	$8	$8
Other	—	1	1	1
Balance, end of period	$9	$9	$9	$9
Total equity	$4,831	$5,214	$4,831	$5,214
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

UGI International, LLC, through its subsidiaries and affiliates, primarily conducts an LPG distribution business throughout much of Europe. The LPG business is conducted principally through our subsidiaries, UGI France, Flaga, AvantiGas, and UniverGas. As of the end of the first quarter of Fiscal 2024, UGI International had exited substantially all of its European energy marketing business which primarily marketed natural gas and electricity to customers through third-party distribution systems in France, Belgium, the Netherlands, and the United Kingdom. See Note 5 for additional information regarding the UGI International energy marketing business.

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

	March 31, 2024	March 31, 2023
Cash and cash equivalents	$263	$321
Restricted cash	45	82
Cash, cash equivalents and restricted cash	$308	$403

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Earnings Per Common Share. Basic earnings per share attributable to UGI stockholders reflect the weighted-average number of common shares outstanding. Diluted earnings per share attributable to UGI stockholders include the effects of dilutive stock options, common stock awards and Equity Units. Shares used in computing basic and diluted earnings per share are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Denominator (thousands of shares):
Weighted-average common shares outstanding — basic	209,826	209,857	209,789	209,902
Incremental shares issuable for stock options, common stock awards and Equity Units (a)	5,419	6,263	5,604	—
Weighted-average common shares outstanding — diluted	215,245	216,120	215,393	209,902
(a)For the three months ended March 31, 2024 and 2023, 8,659 and 5,980 shares, respectively, associated with outstanding stock option awards were excluded from the computation of diluted earnings per share above because their effect was antidilutive. For the six months ended March 31, 2024, 8,468 shares associated with outstanding stock option awards were excluded from the computation of diluted earnings per share above because their effect was antidilutive. For the six months ended March 31, 2023, 6,348 of such shares have been excluded as such incremental shares would be antidilutive due to the net loss for the period.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
As previously disclosed in Note 12 in the Company’s 2023 Annual Report, a non-cash pre-tax goodwill impairment charge of $656 was recognized in Fiscal 2023 to reduce the carrying value of the AmeriGas Propane reporting unit to its fair value. The Company continues to monitor the AmeriGas Propane reporting unit for any changes in facts and circumstances that would indicate it is more likely than not that the fair value of the AmeriGas Propane reporting unit is less than its carrying amount. No such indicators were identified at March 31, 2024, however if AmeriGas Propane were not able to achieve its anticipated results and/or if its discount rate were to increase, its fair value would be adversely affected, which may result in further impairment. There is approximately $1.4 billion of goodwill in this reporting unit as of March 31, 2024.
With respect to UGI International's Fiscal 2023 goodwill impairment test, we determined that UGI International’s fair value exceeded its carrying value by approximately 10%. While the Company believes that its judgments used in the quantitative assessment of UGI International’s fair value are reasonable based upon currently available facts and circumstances, if UGI International were not able to achieve its anticipated results and/or if its discount rate were to increase, its fair value would be adversely affected, which may result in an impairment. There were no changes in facts and circumstances that would indicate that it is more likely than not that the fair value of the UGI International reporting unit may not be in excess of its book value at March 31, 2024. There is approximately $931 of goodwill in this reporting unit as of March 31, 2024. The Company will continue to monitor its reporting units and related goodwill for any possible future non-cash impairment charges.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Revenue Disaggregation

The following tables present our disaggregated revenues by reportable segment:

Three Months Ended March 31, 2024	Total	Eliminations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$353	$—	$353	$—	$—	$—	$—
Commercial & Industrial	144	—	144	—	—	—	—
Large delivery service	54	—	54	—	—	—	—
Off-system sales and capacity releases	32	(24)	56	—	—	—	—
Other	11	—	11	—	—	—	—
Total Utility	594	(24)	618	—	—	—	—
Non-Utility:
LPG:
Retail	1,267	—	—	—	570	697	—
Wholesale	89	—	—	—	60	29	—
Energy Marketing	311	(38)	—	332	17	—	—
Midstream:
Pipeline	65	—	—	65	—	—	—
Peaking	8	(69)	—	77	—	—	—
Other	4	—	—	4	—	—	—
Electricity Generation	6	—	—	6	—	—	—
Other	67	—	—	—	16	51	—
Total Non-Utility	1,817	(107)	—	484	663	777	—
Total revenues from contracts with customers	2,411	(131)	618	484	663	777	—
Other revenues (c)	56	—	28	(1)	10	18	1
Total revenues	$2,467	$(131)	$646	$483	$673	$795	$1

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Three Months Ended March 31, 2023	Total	Eliminations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$424	$—	$424	$—	$—	$—	$—
Commercial & Industrial	177	—	177	—	—	—	—
Large delivery service	53	—	53	—	—	—	—
Off-system sales and capacity releases	45	(28)	73	—	—	—	—
Other	16	(1)	17	—	—	—	—
Total Utility	715	(29)	744	—	—	—	—
Non-Utility:
LPG:
Retail	1,328	—	—	—	573	755	—
Wholesale	109	—	—	—	64	45	—
Energy Marketing	740	(39)	—	498	281	—	—
Midstream:
Pipeline	66	—	—	66	—	—	—
Peaking	10	(58)	—	68	—	—	—
Other	4	—	—	4	—	—	—
Electricity Generation	2	—	—	2	—	—	—
Other	67	—	—	—	20	47	—
Total Non-Utility	2,326	(97)	—	638	938	847	—
Total revenues from contracts with customers	3,041	(126)	744	638	938	847	—
Other revenues (c)	65	(2)	30	—	10	20	7
Total revenues	$3,106	$(128)	$774	$638	$948	$867	$7

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Six Months Ended March 31, 2024	Total	Eliminations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$635	$—	$635	$—	$—	$—	$—
Commercial & Industrial	252	—	252	—	—	—	—
Large delivery service	103	—	103	—	—	—	—
Off-system sales and capacity releases	53	(36)	89	—	—	—	—
Other	20	—	20	—	—	—	—
Total Utility	1,063	(36)	1,099	—	—	—	—
Non-Utility:
LPG:
Retail	2,324	—	—	—	1,094	1,230	—
Wholesale	160	—	—	—	109	51	—
Energy Marketing (b)	638	(64)	—	604	140	—	(42)
Midstream:
Pipeline	130	—	—	130	—	—	—
Peaking	11	(111)	—	122	—	—	—
Other	7	—	—	7	—	—	—
Electricity Generation	14	—	—	14	—	—	—
Other	138	—	—	—	35	103	—
Total Non-Utility	3,422	(175)	—	877	1,378	1,384	(42)
Total revenues from contracts with customers	4,485	(211)	1,099	877	1,378	1,384	(42)
Other revenues (c)	103	—	40	—	20	40	3
Total revenues	$4,588	$(211)	$1,139	$877	$1,398	$1,424	$(39)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Six Months Ended March 31, 2023	Total	Eliminations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$760	$—	$760	$—	$—	$—	$—
Commercial & Industrial	309	—	309	—	—	—	—
Large delivery service	100	—	100	—	—	—	—
Off-system sales and capacity releases	77	(61)	138	—	—	—	—
Other	26	(1)	27	—	—	—	—
Total Utility	1,272	(62)	1,334	—	—	—	—
Non-Utility:
LPG:
Retail	2,444	—	—	—	1,055	1,389	—
Wholesale	211	—	—	—	115	96	—
Energy Marketing	1,518	(116)	—	1,035	599	—	—
Midstream:
Pipeline	131	—	—	131	—	—	—
Peaking	27	(97)	—	124	—	—	—
Other	7	—	—	7	—	—	—
Electricity Generation	10	—	—	10	—	—	—
Other	142	—	—	—	38	104	—
Total Non-Utility	4,490	(213)	—	1,307	1,807	1,589	—
Total revenues from contracts with customers	5,762	(275)	1,334	1,307	1,807	1,589	—
Other revenues (c)	103	(2)	32	—	18	44	11
Total revenues	$5,865	$(277)	$1,366	$1,307	$1,825	$1,633	$11

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
Contract liabilities arise when payment from a customer is received before the performance obligations have been satisfied and represent the Company’s obligations to transfer goods or services to a customer for which we have received consideration. The balances of contract liabilities were $126, $158 and $126 at March 31, 2024, September 30, 2023 and March 31, 2023, respectively, and are included in “Other current liabilities” and “Other noncurrent liabilities” on the Condensed Consolidated

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Balance Sheets. Revenues recognized for the six months ended March 31, 2024 and 2023, from the amounts included in contract liabilities at September 30, 2023 and 2022, were $114 and $119, respectively.

Remaining Performance Obligations
The Company excludes disclosures related to the aggregate amount of the transaction price allocated to certain performance obligations that are unsatisfied as of the end of the reporting period because these contracts have an initial expected term of one year or less, or we have a right to bill the customer in an amount that corresponds directly with the value of services provided to the customer to date. Certain contracts with customers at Midstream & Marketing and Utilities contain minimum future performance obligations through 2047 and 2053, respectively. At March 31, 2024, Midstream & Marketing and Utilities expect to record approximately $2.3 billion and $0.2 billion of revenues, respectively, related to the minimum future performance obligations over the remaining terms of the related contracts.

Note 5 — Dispositions

UGI International Energy Marketing Transactions

As of the end of the first quarter of Fiscal 2024, pursuant to its previously announced decision, the Company had exited substantially all of its European energy marketing business which primarily marketed natural gas and electricity to customers through third-party distribution systems in France, Belgium, the Netherlands, and the United Kingdom.

France. In October 2023, UGI International, through a wholly-owned subsidiary, sold substantially all of its energy marketing business located in France for a net cash payment to the buyer of $28. In conjunction with the sale, during the first quarter of Fiscal 2024, the Company recorded a pre-tax loss of $28, which amount principally represents the net payment to the buyer. The loss is reflected in “Loss on disposal of UGI International energy marketing business” on the Condensed Consolidated Statements of Income. The carrying values of the assets and liabilities associated with this business, principally comprising certain commodity derivative instruments, energy certificates and certain working capital, were not material.

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

United Kingdom. In October 2022, UGI International, through a wholly-owned subsidiary, sold its natural gas marketing business located in the U.K. for a net cash payment to the buyer of $19 which includes certain working capital adjustments. In conjunction with the sale, during the first quarter of Fiscal 2023, the Company recorded a pre-tax loss of $215 substantially all of which was due to the non-cash transfer of commodity derivative instruments associated with the business. The loss is reflected in “Loss on disposal of UGI International energy marketing business” on the Condensed Consolidated Statements of Income. At the date of closing of the sale, these commodity derivative instruments had a net carrying value of $206 which is attributable to net unrealized gains on such instruments.

Netherlands. In September 2023, a substantial number of DVEP’s customers agreed to modify their energy marketing contracts whereby the Company would continue to provide the delivery of electricity and natural gas at fixed prices through December 31, 2023, with the Company’s obligations to provide future services terminated effective January 1, 2024. As consideration for the early termination of such contracts, the Company has agreed to make cash payments to the customers equal to the fair values of specific commodity derivative instruments associated with periods after December 31, 2023. The early termination agreements with DVEP customers are considered contract modifications and the cash consideration paid to these customers has been reflected as a reduction in revenues, on a pro-rata basis, over the remaining performance period of such agreements through December 31, 2023. During the first quarter of Fiscal 2024, the Company settled the commodity derivative instruments for a gain of $46, which represents the fair value of the specific commodity derivative instruments associated with periods after December 31, 2023; and reduced its revenues from these customers by $42, which represents the pro-rated performance obligation from October 1, 2023 through December 31, 2023.

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

Note 6 — Inventories

Inventories comprise the following:

	March 31, 2024	September 30, 2023	March 31, 2023
Non-utility LPG and natural gas	$196	$212	$230
Gas Utility natural gas	8	55	20
Energy certificates	63	64	76
Materials, supplies and other	108	102	107
Total inventories	$375	$433	$433

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

	March 31, 2024	September 30, 2023	March 31, 2023
Regulatory assets (a):
Income taxes recoverable	$93	$94	$94
Underfunded pension plans	109	111	118
Environmental costs	32	28	34
Deferred fuel and power costs	—	27	38
Removal costs, net	23	23	22
Other	55	64	53
Total regulatory assets	$312	$347	$359
Regulatory liabilities (a):
Postretirement benefit overcollections	$11	$12	$10
Deferred fuel and power refunds	34	55	28
State tax benefits — distribution system repairs	44	43	39
Excess federal deferred income taxes	250	254	262
Other	8	2	6
Total regulatory liabilities	$347	$366	$345
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

PA Gas Utility uses derivative instruments to reduce volatility in the cost of gas it purchases for retail core-market customers. Realized and unrealized gains or losses on natural gas derivative instruments are included in deferred fuel and power costs or refunds. Net unrealized losses on such contracts at March 31, 2024, September 30, 2023 and March 31, 2023 were $7, $2 and $17, respectively.

Other Regulatory Matters

UGI Utilities. On January 27, 2023, Electric Utility filed a request with the PAPUC to increase its annual base distribution revenues by $11. On September 21, 2023, the PAPUC issued a final order approving a settlement providing for a $9 annual base distribution rate increase for Electric Utility, effective October 1, 2023.
On January 28, 2022, PA Gas Utility filed a request with the PAPUC to increase its base operating revenues for residential, commercial and industrial customers by $83 annually. On September 15, 2022, the PAPUC issued a final order approving a settlement providing for a $49 annual base distribution rate increase for PA Gas Utility, through a phased approach, with $38 beginning October 29, 2022 and an additional $11 beginning October 1, 2023. In accordance with the terms of the final order, PA Gas Utility was not permitted to file a rate case prior to January 1, 2024. Also in accordance with the terms of the final order, PA Gas Utility was authorized to implement a weather normalization adjustment rider as a five-year pilot program beginning on November 1, 2022. Under this rider, when weather deviates from normal by more than 3%, for bills rendered during the period of October 1 through May 31, residential and small commercial customer billings for distribution services are adjusted monthly for weather related impacts exceeding the 3% threshold. Additionally, under the terms of the final order, PA Gas Utility was authorized to implement a DSIC once its total property, plant and equipment less accumulated depreciation reached $3,368 (which threshold was achieved in September 2022).
Mountaineer. On July 31, 2023, Mountaineer submitted its 2023 IREP filing to the WVPSC requesting recovery of $10 for costs associated with capital investments after December 31, 2022, that total $131, including $67 in calendar year 2024. The filing included capital investments totaling $383 over the 2024 - 2028 period. On December 20, 2023, the WVPSC issued a final order approving a settlement effective January 1, 2024.
On March 6, 2023, Mountaineer submitted a base rate case filing with the WVPSC seeking a net revenue increase of $20, which consists of an increase in base rates of $38 and a decrease in the IREP rates of $18 annually. On October 6, 2023, Mountaineer filed a joint stipulation and agreement for settlement of the base rate case, which included a $14 net revenue increase, effective January 1, 2024. On December 21, 2023, the WVPSC issued a final order approving the joint stipulation and agreement, except the WVPSC authorized Mountaineer to implement a weather normalization adjustment rider as a five-year pilot program beginning on October 1, 2024. On April 11, 2024 the WVPSC approved the calculation methodology submitted by Mountaineer on March 28, 2024. Under this rider, when weather deviates from normal by more than 2%, for service rendered during the period October 1 through May 31, residential and small commercial customer billings for distribution services are adjusted for weather related impacts exceeding the 2% threshold.
On July 29, 2022, Mountaineer submitted its 2022 IREP filing to the WVPSC requesting recovery of costs associated with capital investments totaling $354 over the 2023 - 2027 period, including $64 in calendar year 2023. On December 21, 2022, the WVPSC issued a final order approving a settlement for $22 in cumulative revenue, effective January 1, 2023.

Note 8 — Debt

Significant Financing Activities

The following significant financing activities occurred during Fiscal 2024.

UGI Corporation Credit Facility Agreement. On April 30, 2024, UGI entered into the fourth amendment to the UGI Corporation Credit Facility Agreement which extended the maturity date of a substantial portion of the (1) $215 delayed draw term loan facility, (2) $300 term loan facility, (3) $250 term loan facility, and (4) $300 revolving credit facility to August 2025. In addition, the fourth amendment to the UGI Corporation Credit Facility Agreement increased the applicable rate (as defined in

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
the amended UGI Corporation Credit Facility Agreement) of the $215 delayed draw term loan facility, and the $300 term loan facility by 0.375%.

Mountaineer Credit Agreement. On April 26, 2024, Mountaineer entered into the fourth amendment to the Mountaineer Credit Agreement, which extends the maturity date of the agreement from November 2024 to December 2025. The applicable margin remains unchanged from the original credit agreement.

AmeriGas Partners Senior Notes. In March 2024, AmeriGas Partners and AmeriGas Finance Corp entered into separate, privately negotiated repurchase agreements with a limited number of holders of the outstanding senior notes to repurchase $38 aggregate principal amount of the senior notes. AmeriGas Partners and AmeriGas Finance Corp repurchased $7, $11, $13, and $7 par value of its issued and outstanding 5.50% Senior Notes, 5.875% Senior Notes, 5.75% Senior Notes, and 9.375% Senior Notes, respectively. Following these repurchases, $2,362 aggregate principal amount of these senior notes remain outstanding at March 31, 2024.
UGI Utilities Senior Notes. On November 30, 2023, UGI Utilities entered into a Note Purchase Agreement with a consortium of lenders. Pursuant to the Note Purchase Agreement, UGI Utilities issued (1) $25 aggregate principal amount of 6.02% Senior Notes due November 30, 2030; (2) $150 aggregate principal amount of 6.10% Senior Notes due November 30, 2033; and (3) $75 aggregate principal amount of 6.40% Senior Notes due November 30, 2053. The Note Purchase Agreement contains customary covenants and default provisions and requires compliance with certain financial covenants including a leverage ratio and priority debt ratio as defined in the agreement. These senior notes are unsecured and rank equally with UGI Utilities’ existing outstanding senior debt. The net proceeds from these issuances were used to reduce short-term borrowings and for general corporate purposes.
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

UGI made capital contributions to AmeriGas OLP during Fiscal 2023, a portion of which represented one equity cure that was eligible to eliminate any EBITDA shortfalls through December 31, 2023, in accordance with the 2022 AmeriGas OLP Credit Agreement. As a result of such capital contributions, AmeriGas OLP and the Partnership were in compliance with all financial covenants after consideration of the equity cure provision as of December 31, 2023. As of March 31, 2024, the Partnership was in compliance with all debt covenants as set forth in the 2022 AmeriGas OLP Credit Agreement without the consideration of the equity cure provision. The financial covenant leverage ratio under the 2022 AmeriGas OLP Credit Agreement as of March 31, 2024 must be no greater than 5.75, with a decrease to 5.50 beginning in September 2024. The actual leverage ratio as of March 31, 2024 was 5.74.
UGI provided an irrevocable letter of support whereby UGI has committed to fund any such EBITDA shortfalls and debt service, if any. Based on the support and the projected EBITDA, AmeriGas OLP is expected to remain in compliance with its financial debt covenants for the succeeding twelve-month period.

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
UGI Utilities 2023 Credit Agreement. On November 9, 2023, UGI Utilities entered into the UGI Utilities 2023 Credit Agreement providing for borrowings up to $375 (including a $50 sublimit for letters of credit and a $38 sublimit for swingline loans). UGI Utilities may request an increase in the amount of loan commitments under the credit agreement to a maximum

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
aggregate amount of $125. The interest rates applicable to borrowings under the UGI Utilities 2023 Credit Agreement remain unchanged from its predecessor agreement, the UGI Utilities Credit Agreement. The UGI Utilities 2023 Credit Agreement contains customary covenants and default provisions and requires compliance with certain financial covenants including a maximum debt to capitalization ratio as defined in the agreement. The credit agreement is scheduled to expire November 2028. Borrowings under the credit agreement may be used to refinance UGI Utilities existing indebtedness and for general corporate purposes and ongoing working capital needs of UGI Utilities.

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
UGI Utilities is subject to a COA with the PADEP to address the remediation of specified former MGP sites in Pennsylvania, which is scheduled to terminate at the end of 2031. In accordance with the COA, UGI Utilities is required to either obtain a certain number of points per calendar year based on defined eligible environmental investigatory and/or remedial activities at the MGPs, or make expenditures for such activities in an amount equal to an annual environmental minimum expenditure threshold. The annual minimum expenditure threshold of the COA is $5. At March 31, 2024, September 30, 2023 and March 31, 2023, our aggregate estimated accrued liabilities for environmental investigation and remediation costs related to the COA totaled $56, $52 and $52, respectively.

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

The NYDEC commenced implementation of the remediation plan in the spring of 2018. Based on our evaluation of the available information as of March 31, 2024, the Partnership has an undiscounted environmental remediation liability of $8 related to the site. Our share of the actual remediation costs could be significantly more or less than the accrued amount.

Other Matters

West Reading, Pennsylvania Explosion. On March 24, 2023, an explosion occurred in West Reading, Pennsylvania which resulted in seven fatalities, significant injuries to eleven others, and extensive property damage to buildings owned by R.M. Palmer, a local chocolate manufacturer, and other neighboring structures. The NTSB and the PAPUC are investigating the West Reading incident. On July 18, 2023, the NTSB issued an Investigative Update in its ongoing investigation and on February 22, 2024 it released its investigation docket including factual reports and detailed incident documentation. The NTSB report identified a fracture in a retired UGI Utilities gas service tee and a fracture in a nearby steam system, but it does not address causation of the fractures or the explosion. The NTSB investigative team includes representatives from the Company, the PAPUC, the local fire department and the Pipeline and Hazardous Materials Safety Administration. The Company is cooperating with the investigation. The NTSB may invite other parties to participate. In September 2023, OSHA closed their investigation of this matter, without any finding pertaining to UGI Utilities.

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

UGI International

In the first quarter of Fiscal 2024, UGI France initiated VDPs in consultation with the French Works Councils, pursuant to which employees are incentivized to voluntarily terminate employment or may be subject to involuntary termination to achieve certain workforce reductions. As of March 31, 2024, likelihood of termination benefits under VDPs was probable and the amount of such benefits was reasonably estimable. As a result, in the second quarter of Fiscal 2024, UGI International recorded pre-tax severance and other related expenses of $34, which are reflected in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Net periodic pension benefit cost (income) includes the following components:

	Pension Benefits
Three Months Ended March 31,	2024	2023
Service cost	$2	$3
Interest cost	9	8
Expected return on assets	(11)	(12)
Amortization of:
Actuarial loss	1	—
Net benefit cost (income)	$1	$(1)

Six Months Ended March 31,	2024	2023
Service cost	$4	$5
Interest cost	18	17
Expected return on plan assets	(22)	(23)
Amortization of:
Actuarial loss (gain)	1	(1)
Net benefit cost (income)	$1	$(2)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 11 — Fair Value Measurements

Recurring Fair Value Measurements

The following table presents, on a gross basis, our financial assets and liabilities, including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
March 31, 2024:
Derivative instruments:
Assets:
Commodity contracts	$107	$39	$—	$146
Foreign currency contracts	$—	$16	$—	$16
Interest rate contracts	$—	$11	$—	$11
Liabilities:
Commodity contracts	$(184)	$(38)	$—	$(222)
Foreign currency contracts	$—	$(1)	$—	$(1)
Interest rate contracts	$—	$(3)	$—	$(3)
Non-qualified supplemental postretirement grantor trust investments (a)	$41	$—	$—	$41
September 30, 2023:
Derivative instruments:
Assets:
Commodity contracts (b)	$117	$115	$—	$232
Foreign currency contracts	$—	$38	$—	$38
Interest rate contracts	$—	$28	$—	$28
Liabilities:
Commodity contracts (b)	$(193)	$(81)	$—	$(274)
Foreign currency contracts	$—	$(2)	$—	$(2)
Non-qualified supplemental postretirement grantor trust investments (a)	$39	$—	$—	$39
March 31, 2023:
Derivative instruments:
Assets:
Commodity contracts	$229	$145	$—	$374
Foreign currency contracts	$—	$23	$—	$23
Interest rate contracts	$—	$25	$—	$25
Liabilities:
Commodity contracts	$(294)	$(138)	$—	$(432)
Foreign currency contracts	$—	$(4)	$—	$(4)
Interest rate contracts	$—	$(21)	$—	$(21)
Non-qualified supplemental postretirement grantor trust investments (a)	$31	$—	$—	$31
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

	March 31, 2024	September 30, 2023	March 31, 2023
Carrying amount	$6,826	$6,647	$6,805
Estimated fair value	$6,647	$6,238	$6,480

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

The remainder of our long-term debt is typically issued at fixed rates of interest. As this long-term debt matures, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into IRPAs. We account for IRPAs as cash flow hedges. There were no unsettled IRPAs during any of the periods presented. At March 31, 2024, the amount of pre-tax net gains associated with interest rate hedges expected to be reclassified into earnings during the next twelve months is $19.

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

Our euro-denominated long-term debt has also been designated as net investment hedges, representing a portion of our UGI International euro-denominated net investment. We recognized pre-tax gains (losses) associated with these net investment hedges in the cumulative translation adjustment component in AOCI of $17 and $(9) during the three months ended March 31, 2024 and 2023, respectively, and $(15) and $(73) during the six months ended March 31, 2024 and 2023, respectively.

Quantitative Disclosures Related to Derivative Instruments

The following table summarizes by derivative type the gross notional amounts related to open derivative contracts at March 31, 2024, September 30, 2023 and March 31, 2023, and the final settlement dates of the Company's open derivative contracts as of March 31, 2024, but excluding those derivatives that qualified for the NPNS exception:

			Notional Amounts (in millions)
Type	Units	Settlements Extending Through	March 31, 2024	September 30, 2023	March 31, 2023
Commodity Price Risk:
Regulated Utility Operations
PA Gas Utility NYMEX natural gas futures and option contracts	Dekatherms	February 2025	13	38	12
Non-utility Operations
LPG swaps	Gallons	September 2026	425	727	691
Natural gas futures, forward, basis swap, options and pipeline contracts (a)	Dekatherms	March 2028	339	338	366
Electricity forward and futures contracts	Kilowatt hours	December 2027	544	1,260	1,890
Interest Rate Risk:
Interest rate swaps	Euro	March 2026	€300	€300	€300
Interest rate swaps	USD	September 2026	$1,263	$1,270	$1,277
Foreign Currency Exchange Rate Risk:
Forward foreign currency exchange contracts	USD	September 2026	$240	$425	$285
Net investment hedge forward foreign exchange contracts	Euro	December 2026	€256	€256	€331
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
We have concentrations of credit risk associated with derivative instruments and we evaluate the creditworthiness of our derivative counterparties on an ongoing basis. As of March 31, 2024, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was $173. In general, many of our over-the-counter derivative instruments and all exchange contracts call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At March 31, 2024, we had received cash collateral from derivative instrument counterparties totaling $6. In addition, we may have offsetting derivative liabilities and certain accounts payable balances with certain of these counterparties, which further mitigates the previously mentioned maximum amount of losses. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At March 31, 2024, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Fair Value of Derivative Instruments

The following table presents the Company’s derivative assets and liabilities by type, as well as the effects of offsetting:

	March 31, 2024	September 30, 2023	March 31, 2023
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	$11	$14	$9
Interest rate contracts	11	28	25
	22	42	34
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	8	6	19
Derivatives not designated as hedging instruments:
Commodity contracts (a)	138	226	355
Foreign currency contracts	5	24	14
	143	250	369
Total derivative assets — gross	173	298	422
Gross amounts offset in the balance sheet	(111)	(124)	(190)
Cash collateral received	(6)	(40)	(55)
Total derivative assets — net	$56	$134	$177
Derivative liabilities:
Derivatives designated as hedging instruments:
Interest rate contracts	$(3)	$—	$(21)
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	(14)	(8)	(36)
Derivatives not designated as hedging instruments:
Commodity contracts (a)	(208)	(266)	(396)
Foreign currency contracts	(1)	(2)	(4)
	(209)	(268)	(400)
Total derivative liabilities — gross	(226)	(276)	(457)
Gross amounts offset in the balance sheet	111	124	190
Cash collateral pledged	56	53	102
Total derivative liabilities — net	$(59)	$(99)	$(165)

(a)Includes certain derivative contracts associated with UGI International energy marketing business transactions (see Note 5). At September 30, 2023 there were $10 of derivative assets and $12 of derivative liabilities classified as held for sale, which are reflected in “Prepaid expenses and other current assets” and “Other current liabilities,” respectively, on the Condensed Consolidated Balance Sheets at September 30, 2023.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Effects of Derivative Instruments

The following tables provide information on the effects of derivative instruments on the Condensed Consolidated Statements of Income and changes in AOCI:

Three Months Ended March 31,:
	Gain (Loss) Recognized in AOCI		Gain Reclassified from AOCI into Income		Location of Gain Reclassified from AOCI into Income
Cash Flow Hedges:	2024	2023	2024	2023
Interest rate contracts	$17	$(21)	$14	$7	Interest expense

Net Investment Hedges:
Foreign currency contracts	$8	$(1)

	Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2024	2023	Location of Gain (Loss) Recognized in Income
Commodity contracts	$(1)	$6	Revenues
Commodity contracts	26	(343)	Cost of sales
Commodity contracts	(1)	2	Other operating income, net
Foreign currency contracts	8	(2)	Other non-operating income (expense), net
Total	$32	$(337)

Six Months Ended March 31,:
	Loss Recognized in AOCI		Gain Reclassified from AOCI into Income		Location of Gain Reclassified from AOCI into Income
Cash Flow Hedges:	2024	2023	2024	2023
Interest rate contracts	$(5)	$(17)	$27	$14	Interest expense

Net Investment Hedges:
Foreign currency contracts	$(2)	$(24)

	Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2024	2023	Location of Gain (Loss) Recognized in Income
Commodity contracts	$1	$10	Revenues
Commodity contracts	(129)	(1,669)	Cost of sales
Commodity contracts	2	5	Other operating income, net
Foreign currency contracts	(8)	(34)	Other non-operating income (expense), net
Total	$(134)	$(1,688)

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 13 — Accumulated Other Comprehensive Income (Loss)

The tables below present changes in AOCI, net of tax:

Three Months Ended March 31, 2024	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — December 31, 2023	$17	$1	$(250)	$(232)
Other comprehensive income (loss) before reclassification adjustments	—	12	(24)	(12)
Amounts reclassified from AOCI	(1)	(9)	—	(10)
Other comprehensive (loss) income attributable to UGI	(1)	3	(24)	(22)
AOCI — March 31, 2024	$16	$4	$(274)	$(254)

Three Months Ended March 31, 2023	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — December 31, 2022	$14	$35	$(280)	$(231)
Other comprehensive (loss) income before reclassification adjustments	—	(15)	10	(5)
Amounts reclassified from AOCI	—	(5)	—	(5)
Other comprehensive (loss) income attributable to UGI	—	(20)	10	(10)
AOCI — March 31, 2023	$14	$15	$(270)	$(241)

Six Months Ended March 31, 2024	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2023	$17	$26	$(299)	$(256)
Other comprehensive (loss) income before reclassification adjustments	—	(3)	25	22
Amounts reclassified from AOCI	(1)	(19)	—	(20)
Other comprehensive (loss) income attributable to UGI	(1)	(22)	25	2
AOCI — March 31, 2024	$16	$4	$(274)	$(254)

Six Months Ended March 31, 2023	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2022	$14	$37	$(431)	$(380)
Other comprehensive (loss) income before reclassification adjustments	—	(12)	161	149
Amounts reclassified from AOCI	—	(10)	—	(10)
Other comprehensive (loss) income attributable to UGI	—	(22)	161	139
AOCI — March 31, 2023	$14	$15	$(270)	$(241)

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

Equity method investments comprise the following:

	Carrying Value			Ownership Interest

Investees	March 31, 2024	September 30, 2023	March 31, 2023	March 31, 2024	September 30, 2023	March 31, 2023
Midstream & Marketing:
Aurum Renewables	$46	$45	$19	40%	40%	40%
Pine Run	81	77	72	49%	49%	49%
MBL Bioenergy	157	122	78	99.99%	99.99%	99.99%
Other	21	20	20	various	various	various
Total Midstream & Marketing	305	264	189
UGI International	35	35	30	various	various	various
Total investments in equity method investees	$340	$299	$219

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Three Months Ended March 31, 2024	Total	Eliminations		Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other (a)
Revenues from external customers	$2,467	$—		$623	$375	$673	$795	$1
Intersegment revenues	$—	$(131)	(b)	$23	$108	$—	$—	$—
Cost of sales	$1,030	$(131)	(b)	$274	$283	$368	$362	$(126)
Operating income	$717	$1		$225	$151	$124	$138	$78
Income (loss) from equity investees	1	—		—	2	(1)	—	—
Other non-operating income, net	11	—		1	—	8	—	2
Earnings before interest expense and income taxes	729	1		226	153	131	138	80
Interest expense	(100)	—		(24)	(9)	(11)	(40)	(16)
Income before income taxes	$629	$1		$202	$144	$120	$98	$64
Depreciation and amortization	$138	$—		$41	$22	$29	$44	$2
Capital expenditures (including the effects of accruals)	$167	$—		$91	$33	$19	$24	$—

Three Months Ended March 31, 2023	Total	Eliminations		Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other (a)
Revenues from external customers	$3,106	$—		$746	$540	$948	$867	$5
Intersegment revenues	$—	$(128)	(b)	$28	$98	$—	$—	$2
Cost of sales	$2,148	$(126)	(b)	$426	$479	$633	$430	$306
Operating income (loss)	$255	$(1)		$203	$103	$120	$138	$(308)
Income (loss) income from equity investees	—	—		—	2	(2)	—	—
Other non-operating income (expense), net	2	—		2	—	10	—	(10)
Earnings (loss) before interest expense and income taxes	257	(1)		205	105	128	138	(318)
Interest expense	(93)	—		(21)	(11)	(9)	(39)	(13)
Income (loss) before income taxes	$164	$(1)		$184	$94	$119	$99	$(331)
Depreciation and amortization	$132	$—		$37	$22	$28	$45	$—
Capital expenditures (including the effects of accruals)	$214	$—		$133	$23	$30	$28	$—

Six Months Ended March 31, 2024	Total	Eliminations		Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other (a)
Revenues from external customers	$4,588	$—		$1,103	$702	$1,398	$1,424	$(39)
Intersegment revenues	$—	$(211)	(b)	$36	$175	$—	$—	$—
Cost of sales	$2,232	$(211)	(b)	$495	$522	$814	$645	$(33)
Operating income (loss)	$949	$—		$359	$250	$237	$209	$(106)
Income (loss) from equity investees	2	—		—	5	(3)	—	—
Other non-operating (expense) income, net	(2)	—		2	—	14	—	(18)
Earnings (loss) before interest expense and income taxes	949	—		361	255	248	209	(124)
Interest expense	(200)	—		(47)	(20)	(22)	(81)	(30)
Income (loss) before income taxes	$749	$—		$314	$235	$226	$128	$(154)
Depreciation and amortization	$275	$—		$82	$44	$59	$88	$2
Capital expenditures (including the effects of accruals)	$300	$—		$173	$52	$31	$44	$—
As of March 31, 2024
Total assets	$15,624	$(131)		$5,850	$3,204	$3,030	$3,467	$204

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Six Months Ended March 31, 2023	Total	Eliminations		Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other (a)
Revenues from external customers	$5,865	$—		$1,305	$1,094	$1,825	$1,633	$8
Intersegment revenues	$—	$(277)	(b)	$61	$213	$—	$—	$3
Cost of sales	$5,254	$(275)	(b)	$755	$993	$1,295	$816	$1,670
Operating (loss) income	$(949)	$—		$329	$209	$176	$248	$(1,911)
Income (loss) from equity investees	1	—		—	3	(2)	—	—
Other non-operating (expense) income, net	(26)	—		4	—	20	—	(50)
(Loss) earnings before interest expense and income taxes	(974)	—		333	212	194	248	(1,961)
Interest expense	(185)	—		(42)	(22)	(16)	(82)	(23)
(Loss) income before income taxes	$(1,159)	$—		$291	$190	$178	$166	$(1,984)
Depreciation and amortization	$263	$—		$74	$43	$56	$89	$1
Capital expenditures (including the effects of accruals)	$392	$—		$250	$34	$57	$51	$—
As of March 31, 2023
Total assets	$16,429	$(232)		$5,643	$3,116	$3,490	$4,248	$164
(a)Corporate & Other includes specific items attributable to our reportable segments that are not included in the segment profit measures used by our CODM in assessing our reportable segments’ performance or allocating resources. The following table presents such pre-tax gains (losses) which have been included in Corporate & Other, and the reportable segments to which they relate:

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Three Months Ended March 31, 2024	Location on Income Statement	Midstream & Marketing	UGI International	AmeriGas Propane
Net gains on commodity derivative instruments not associated with current-period transactions	Cost of sales	$41	$53	$34
Net gains on commodity derivative instruments not associated with current-period transactions	Other operating income, net	$—	$1	$—
Restructuring costs	Operating and administrative expenses	$—	$(34)	$—
AmeriGas operations enhancement for growth project	Operating and administrative expenses	$—	$—	$(6)
Unrealized gains on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$1	$—
Costs associated with exit of the UGI International energy marketing business	Operating and administrative expenses/Other operating income, net	$—	$(2)	$—
Impairment of assets	Other operating income, net	$—	$(7)	$—

Three Months Ended March 31, 2023	Location on Income Statement	Midstream & Marketing	UGI International	AmeriGas Propane
Net gains on commodity derivative instruments not associated with current-period transactions	Revenues	$4	$1	$—
Net (losses) gains on commodity derivative instruments not associated with current-period transactions	Cost of sales	$(78)	$(235)	$8
Net losses on commodity derivative instruments not associated with current-period transactions	Other operating income, net	$—	$(1)	$—
AmeriGas operations enhancement for growth project	Operating and administrative expenses	$—	$—	$(6)
Unrealized losses on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$(10)	$—

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Six Months Ended March 31, 2024	Location on Income Statement	Midstream & Marketing	UGI International	AmeriGas Propane
Net gains on commodity derivative instruments not associated with current-period transactions	Revenues	$1	$1	$—
Net (gains) losses on commodity derivative instruments not associated with current-period transactions	Cost of sales	$(6)	$12	$28
Net losses on commodity derivative instruments not associated with current-period transactions	Other operating income, net	$—	$(2)	$—
Restructuring costs	Operating and administrative expenses	$—	$(34)	$—
Unrealized losses on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$(19)	$—
AmeriGas operations enhancement for growth project	Operating and administrative expenses	$—	$—	$(13)
Costs associated with exit of the UGI International energy marketing business	Revenues	$—	$(42)	$—
Costs associated with exit of the UGI International energy marketing business	Operating and administrative expenses/Other operating income, net	$—	$(10)	$—
Costs associated with exit of the UGI International energy marketing business	Loss on disposal of UGI International energy marketing business	$—	$(28)	$—
Impairment of assets	Other operating income, net	$—	$(7)	$—

Six Months Ended March 31, 2023	Location on Income Statement	Midstream & Marketing	UGI International	AmeriGas Propane
Net gains on commodity derivative instruments not associated with current-period transactions	Revenues	$6	$3	$—
Net losses on commodity derivative instruments not associated with current-period transactions	Cost of sales	$(261)	$(1,404)	$(4)
Net losses on commodity derivative instruments not associated with current-period transactions	Other operating income, net	$—	$(3)	$—
Unrealized losses on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$(50)	$—
AmeriGas operations enhancement for growth project	Operating and administrative expenses	$—	$—	$(13)
Costs associated with exit of the UGI International energy marketing business	Loss on disposal of UGI International energy marketing business	$—	$(215)	$—
Costs associated with exit of the UGI International energy marketing business	Operating and administrative expenses	$—	$(19)	$—
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

UGI CORPORATION AND SUBSIDIARIES

ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Company’s results of operations for the 2024 three-month period with the 2023 three-month period and the 2024 six-month period with the 2023 six-month period. Our analysis of results of operations should be read in conjunction with the segment information included in Note 15 to Condensed Consolidated Financial Statements.

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

EXECUTIVE OVERVIEW

Recent Developments

Review of Strategic Alternatives

In August 2023, the Company announced the commencement of a strategic review of the LPG businesses, primarily focused on AmeriGas Propane, with the intent to unlock and maximize shareholder value. The Company explored a full range of options with the goal of reducing UGI’s earnings volatility and strengthening its balance sheet. During the review, the Company and its financial advisors evaluated several value creation opportunities including a potential sale, spin, and joint venture of AmeriGas. While the Company conducted due diligence with multiple strategic and financial parties, the Board of Directors decided that in the current market, the Company should focus on a restructuring and operational improvement plan for AmeriGas. The review concluded that disciplined execution of a revised operational strategy and optimization of UGI’s diverse mix of strategically located assets best positions the Company to create long-term shareholder value.

UGI International Energy Marketing Transactions

As of the end of the first quarter of Fiscal 2024, pursuant to its previously announced decision, the Company had exited substantially all of its European energy marketing business which primarily marketed natural gas and electricity to customers through third-party distribution systems in France, Belgium, the Netherlands, and the United Kingdom.

France. In October 2023, UGI International, through a wholly-owned subsidiary, sold substantially all of its energy marketing business located in France for a net cash payment to the buyer of $28 million. In conjunction with the sale, during the first quarter of Fiscal 2024, the Company recorded a pre-tax loss of $28 million, which amount principally represents the net payment to the buyer. The carrying values of the assets and liabilities associated with this business, principally comprising certain commodity derivative instruments, energy certificates and certain working capital, were not material.

Belgium. In September 2023, UGI International, through a wholly-owned subsidiary, sold its energy marketing business located in Belgium for a net cash payment to the buyer of $3 million. Pursuant to the sale agreement, the Company transferred to the buyer certain assets, principally comprising customer and energy broker contracts. In conjunction with the sale, during the fourth quarter of Fiscal 2023, the Company recorded a pre-tax loss of $6 million which includes the net payment to the buyer, the write-off of certain prepaid energy broker payments and associated transaction costs and fees.

United Kingdom. In October 2022, UGI International, through a wholly-owned subsidiary, sold its natural gas marketing business located in the U.K. for a net cash payment to the buyer of $19 million which includes certain working capital adjustments. In conjunction with the sale, during the first quarter of Fiscal 2023, the Company recorded a pre-tax loss of $215 million substantially all of which was due to the non-cash transfer of commodity derivative instruments associated with the business.

Netherlands. In September 2023, a substantial number of DVEP’s customers agreed to modify their energy marketing contracts whereby the Company would continue to provide the delivery of electricity and natural gas at fixed prices through December 31, 2023, with the Company’s obligations to provide future services terminated effective January 1, 2024. As consideration for the early termination of such contracts, the Company agreed to make cash payments to the customers equal to the fair values of specific commodity derivative instruments associated with periods after December 31, 2023. During the first quarter of Fiscal 2024, the Company settled the commodity derivative instruments for a gain of $46 million, which represented the fair value of the specific commodity derivative instruments associated with periods after December 31, 2023; and reduced its revenues from

UGI CORPORATION AND SUBSIDIARIES
these customers by $42 million, which represented the pro-rated performance obligation from October 1, 2023 through December 31, 2023.

In conjunction with the wind-down of its European energy marketing business, in December 2023, DVEP completed a sale of a substantial portion of its power purchase agreements to a third party for a total consideration to the buyer of $5 million. In conjunction with the sale, the Company recorded a pre-tax loss of $5 million.

During the first quarter of Fiscal 2023, the Company recorded a $19 million pre-tax impairment charge to reduce the carrying values of certain assets associated with its energy marketing business in the Netherlands, comprising property, plant and equipment and intangible assets.

See Note 5 to Condensed Consolidated Financial Statements for additional information.

Global Macroeconomic Conditions
Beginning in Fiscal 2021 and continuing through March 31, 2024, global commodity and labor markets have experienced significant inflationary pressures attributable to various economic and geopolitical factors, including but not limited to: supply chain disruptions including those associated with labor shortages; significant volatility in energy commodity prices; changes in consumer behavior; and geopolitical and regulatory conditions resulting from the war between Russia and Ukraine. These adverse macroeconomic factors continue to contribute to inflationary pressures as evidenced by increases in various consumer price indices. In an effort to curb these inflationary pressures, central banks in the U.S. and Europe began raising interest rates in Fiscal 2022. In addition, during the last several years, we have experienced significant volatility in energy commodity prices, particularly in LPG, natural gas and electricity prices, which have resulted in substantial fluctuations in the fair values of our commodity derivative instruments. Although these inflationary pressures and commodity price volatility have moderated more recently, they continue to result in, among other things, fluctuations in the cost of our inventory and associated cost of sales, increases in certain operating and distribution expenses and higher interest expense across all of our businesses. We cannot predict the duration or ultimate magnitude of these conditions and the effects such conditions may have on our future business, financial results, financial position, liquidity and cash flows. However, we believe that the Company is well positioned to address the challenges resulting from these global economic and geopolitical conditions as they continue to evolve.
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

UGI CORPORATION AND SUBSIDIARIES
The following tables reflect the adjustments referred to above and reconcile net income (loss) attributable to UGI Corporation, the most directly comparable GAAP measure, to adjusted net income attributable to UGI Corporation, and reconcile diluted earnings per share, the most directly comparable GAAP measure, to adjusted diluted earnings per share:

Adjusted net income attributable to UGI Corporation	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in millions)	2024	2023	2024	2023
Utilities	$155	$143	$241	$224
Midstream & Marketing	120	66	212	143
UGI International	91	92	174	137
AmeriGas Propane	37	73	53	122
Corporate & Other (a)	93	(264)	(90)	(1,470)
Net income (loss) attributable to UGI Corporation	496	110	590	(844)
Net (gains) losses on commodity derivative instruments not associated with current-period transactions (net of tax of $19, $(66), $1 and $(429), respectively)	(110)	235	(33)	1,234
Unrealized (gains) losses on foreign currency derivative instruments (net of tax of $0, $(3), $(6) and $(14), respectively)	(1)	7	13	36
Business transformation expenses (net of tax of $0, $0, $0 and $(1), respectively)	—	2	—	3
AmeriGas operations enhancement for growth project (net of tax of $(1), $(1), $(3) and $(3), respectively)	5	5	10	10
Restructuring costs (net of tax of $(9), $0, $(10) and $0, respectively)	27	—	30	—
Costs associated with exit of UGI International energy marketing business (net of tax of $(1), $4, $(14) and $(64), respectively)	1	4	66	170
Impairment of assets (net of tax of $(2), $0, $(2), and $0, respectively)	5	—	5	—
Total adjustments (a) (b)	(73)	253	91	1,453
Adjusted net income attributable to UGI Corporation	$423	$363	$681	$609

UGI CORPORATION AND SUBSIDIARIES

	Three Months Ended March 31,		Six Months Ended March 31,
Adjusted diluted earnings per share	2024	2023	2024	2023
Utilities	$0.72	$0.66	$1.12	$1.04
Midstream & Marketing	0.56	0.31	0.98	0.66
UGI International	0.42	0.43	0.81	0.64
AmeriGas Propane	0.17	0.34	0.25	0.56
Corporate & Other (a)	0.43	(1.23)	(0.42)	(6.92)
Diluted earnings (loss) per share (c)	2.30	0.51	2.74	(4.02)
Net (gains) losses on commodity derivative instruments not associated with current-period transactions (c)	(0.50)	1.09	(0.16)	5.80
Unrealized losses on foreign currency derivative instruments	—	0.03	0.06	0.17
Business transformation expenses	—	0.01	—	0.01
AmeriGas operations enhancement for growth project	0.02	0.02	0.05	0.05
Restructuring costs	0.13	—	0.14	—
Costs associated with exit of UGI International energy marketing business	—	0.02	0.31	0.81
Impairment of assets	0.02	—	0.02	—
Total adjustments (a)	(0.33)	1.17	0.42	6.84
Adjusted diluted earnings per share (c)	$1.97	$1.68	$3.16	$2.82

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
(c)The loss per share for the six months ended March 31, 2023, was determined excluding the effect of 6.35 million dilutive shares as the impact of such shares would have been antidilutive due to the net loss for the period. Adjusted earnings per share for the six months ended March 31, 2023, was determined based upon fully diluted shares of 216.25 million.

2024 three-month period compared with 2023 three-month period

Discussion. Net income attributable to UGI Corporation for the 2024 three-month period was $496 million (equal to $2.30 per diluted share) compared to $110 million (equal to $0.51 per diluted share) for the 2023 three-month period. These results include net gains (losses) from changes in unrealized commodity derivative instruments and certain foreign currency derivative instruments of $111 million and $(242) million during the 2024 and 2023 three-month periods, respectively. The higher gains from changes in commodity derivative instruments during the 2024 three-month period principally reflects significantly less volatility in commodity energy prices following unprecedented volatility in such prices during the 2023 three-month period and the effects of significantly lower energy marketing activities in Europe resulting from the exit of substantially all of UGI International’s energy marketing business.

Net income attributable to UGI Corporation during the 2024 three-month period also includes (1) restructuring costs of $27 million, largely attributable to a reduction in workforce and related costs primarily at UGI International; (2) an impairment of assets of $5 million at UGI International; (3) external advisory fees of $5 million associated with AmeriGas operations enhancement for growth project; and (4) $1 million of costs associated with the exit of our UGI International energy marketing business in Europe.

Net income attributable to UGI Corporation during the 2023 three-month period also includes (1) external advisory fees of $5 million associated with AmeriGas operations enhancement for growth project; (2) $4 million of costs associated with the exit of our UGI International energy marketing business in Europe; and (3) business transformation expenses of $2 million associated with corporate support functions.

UGI CORPORATION AND SUBSIDIARIES

Adjusted net income attributable to UGI Corporation for the 2024 three-month period was $423 million (equal to $1.97 per diluted share) compared to adjusted net income of $363 million (equal to $1.68 per diluted share) for the 2023 three-month period. The increase in adjusted net income attributable to UGI Corporation during the 2024 three-month period reflects higher earnings contributions from the Utilities and Midstream & Marketing segments, partially offset by lower earnings contributions from the AmeriGas Propane segment. The earnings contribution from the UGI International segment was comparable to the prior-year period. During the 2024 three-month period, temperatures in the Utilities and Midstream & Marketing segments were colder than the prior-year period while temperatures in the UGI International and AmeriGas Propane segments were warmer than the prior-year period.

Utilities’ adjusted net income attributable to UGI Corporation increased $12 million in the 2024 three-month period compared to the prior-year period. The increase was largely attributable to higher total margin due in large part to increases in base rates for both PA Gas Utility and Mountaineer during Fiscal 2024.

Midstream & Marketing’s adjusted net income attributable to UGI Corporation increased $54 million in the 2024 three-month period, primarily attributable to higher total margin mainly from natural gas marketing activities and lower income taxes reflecting higher investment tax credits in the 2024 three-month period.
UGI International’s adjusted net income attributable to UGI Corporation decreased $1 million in the 2024 three-month period, principally reflecting lower total margin from our energy marketing business, substantially offset by the benefit from higher average unit margin from our LPG business attributable to strong margin management efforts and lower operating and administrative expenses, primarily reflecting lower personnel and maintenance expenses.
AmeriGas Propane’s adjusted net income attributable to UGI Corporation decreased $36 million in the 2024 three-month period. This decrease is primarily attributable to higher income taxes reflecting valuation allowance on disallowed interest expense following its goodwill impairment charge in the third quarter of Fiscal 2023. Total margin was lower in the 2024 three-month period, primarily resulting from lower retail propane volumes sold, partially offset by the benefit of higher average retail propane unit margin. The decrease in total margin was largely offset by lower operating and administrative expenses, primarily reflecting lower advertising and compensation expenses.
2024 six-month period compared with 2023 six-month period

Discussion. Net income attributable to UGI Corporation for the 2024 six-month period was $590 million (equal to $2.74 per diluted share) compared to net loss attributable to UGI Corporation of $844 million (equal to $4.02 loss per diluted share) for the 2023 six-month period. These results include net gains (losses) from changes in unrealized commodity derivative instruments and certain foreign currency derivative instruments of $20 million and $(1,270) million during the 2024 and 2023 six-month periods, respectively. The higher gains from changes in commodity derivative instruments during the 2024 six-month period, principally reflects significantly less volatility in commodity energy prices in Europe following unprecedented volatility in such prices during the 2023 six-month period and the effects of significantly lower energy marketing activities in Europe resulting from the exit of substantially all of UGI International’s energy marketing business.

Net income attributable to UGI Corporation during the 2024 six-month period also includes (1) $66 million of costs associated with the exit of our UGI International energy marketing business in Europe, principally reflecting wind-down activities in the Netherlands and the loss on the sale of the energy marketing business located in France; (2) restructuring costs of $30 million largely attributable to a reduction in workforce and related costs; (3) external advisory fees of $10 million associated with AmeriGas operations enhancement for growth project; and (4) an impairment of assets of $5 million at UGI International.

Net loss attributable to UGI Corporation during the 2023 six-month period also includes (1) $170 million costs associated with the exit of our UGI International energy marketing business in Europe, principally reflecting the loss on the sale of the energy marketing business located in the U.K. and an impairment of assets; (2) external advisory fees of $10 million associated with AmeriGas operations enhancement for growth project; and (3) business transformation expenses of $3 million associated with corporate support functions.

UGI CORPORATION AND SUBSIDIARIES
Adjusted net income attributable to UGI Corporation for the 2024 six-month period was $681 million (equal to $3.16 per diluted share) compared to $609 million (equal to $2.82 per diluted share) for the 2023 six-month period. The increase in adjusted net income attributable to UGI Corporation for the 2024 six-month period reflects higher earnings contributions from the Utilities, Midstream & Marketing and UGI International segments, partially offset by lower earnings contributions from the AmeriGas Propane segment. During the 2024 six-month period, temperatures in all of our segments were warmer than the prior-year period.

Utilities’ adjusted net income attributable to UGI Corporation increased $17 million in the 2024 six-month period. The increase was largely attributable to higher total margin due in large part to increases in base rates for both PA Gas Utility and Mountaineer during Fiscal 2024 and the implementation of the weather normalization adjustments for PA Gas Utility (effective November 2022).

Midstream & Marketing’s adjusted net income attributable to UGI Corporation increased $69 million in the 2024 six-month period. The increase is primarily attributable to higher total margin from natural gas marketing activities and lower income taxes reflecting higher investment tax credits in the 2024 six-month period.

UGI International’s adjusted net income attributable to UGI Corporation increased $37 million in the 2024 six-month period. The increase is mainly attributable to higher margin contributions from our LPG business, principally reflecting the benefit from higher average unit margins attributable to strong margin management efforts and the effects of higher LPG retail volumes sold. The increase also reflects lower operating and administrative expenses resulting from lower personnel and maintenance expenses, partially offset by the effects of inflationary increases.

AmeriGas Propane’s adjusted net income attributable to UGI Corporation decreased $69 million in the 2024 six-month period. The decrease principally reflects lower total margin largely attributable to lower retail propane volumes sold, partially offset by the benefit of higher average retail propane unit margins in the 2024 six-month period. This decrease is also attributable to higher income taxes reflecting valuation allowance on disallowed interest expense following its goodwill impairment charge in the third quarter of Fiscal 2023.

SEGMENT RESULTS OF OPERATIONS

2024 Three-Month Period Compared with the 2023 Three-Month Period
Utilities

For the three months ended March 31,	2024	2023	Increase (Decrease)
(Dollars in millions)
Revenues	$646	$774	$(128)	(17)%
Total margin (a)	$363	$338	$25	7%
Operating and administrative expenses (a)	$97	$97	$—	—%
Operating income	$225	$203	$22	11%
Earnings before interest expense and income taxes	$226	$205	$21	10%
Gas Utility system throughput—bcf
Core market	45	44	1	2%
Total	121	125	(4)	(3)%
Electric Utility distribution sales - gwh	266	257	9	4%
Gas Utility heating degree days—% (warmer) than normal (b)	(16.4)%	(19.7)%	—	—
(a)Total margin represents revenues less cost of sales and revenue-related taxes (i.e., gross receipts and business and occupation taxes) of $9 million and $10 million during the 2024 and 2023 three-month periods, respectively. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating and administrative expenses presented above).
(b)Deviation from average heating degree days is determined on a 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for airports located within Gas Utility’s service territories.

Temperatures in Gas Utility’s service territories during the 2024 three-month period were 16.4% warmer than normal and 4.7% colder than the prior-year period. The slight increase in Gas Utility core market volumes during the 2024 three-month period is

UGI CORPORATION AND SUBSIDIARIES
largely related to growth in the core market customers and colder weather than the prior-year period. Total Gas Utility volume decreased 3% during the 2024 three-month period, notwithstanding the slight increase in core market volumes, primarily reflecting lower interruptible delivery service volumes. The increase in Electric Utility distribution sales volumes is primarily attributable to the weather that was colder than the prior-year period.
Utilities revenues decreased $128 million in the 2024 three-month period substantially due to lower Gas Utility revenues. The decrease in Gas Utility revenues was largely attributable to lower PGC and PGA rates reflecting lower natural gas costs and lower off-system sales. These decreases were partially offset by the effects of increases in base rates for PA Gas Utility (effective October 1, 2023) and Mountaineer (effective January 1, 2024), increase in DSIC revenues and slightly higher core market volumes. Electric Utility revenues were comparable to the prior-year period.

Utilities cost of sales decreased $152 million in the 2024 three-month period primarily attributable to Gas Utility ($148 million) mainly reflecting lower PGC and PGA rates and lower cost of sales associated with off-system sales. Electric Utility cost of sales decreased $4 million during the 2024 three-month period largely reflecting the lower DS rates.

Utilities total margin increased $25 million during the 2024 three-month period primarily attributable to higher Gas Utility total margin ($21 million), mainly reflecting the effects of increases in base rates for PA Gas Utility (effective October 1, 2023) and Mountaineer (effective January 1, 2024), increases in DSIC revenue and the impacts from growth in the core market customers. Electric Utility margin increased by $4 million during the 2024 three-month period mainly reflecting the increase in base rates effective October 1, 2023.

Utilities operating income and earnings before interest expense and income taxes increased $22 million and $21 million, respectively, during the 2024 three-month period. These increases largely reflect the previously mentioned increase in total margin, partially offset by higher depreciation expense ($4 million). Operating and administrative expenses were comparable to the prior-year period, reflecting lower uncollectible accounts expenses and contract labor costs, largely offset by higher employee benefits expense. The higher depreciation expense compared to the prior-year period reflects the effects of continued distribution system capital expenditure activity.

Midstream & Marketing

For the three months ended March 31,	2024	2023	Increase (Decrease)
(Dollars in millions)
Revenues	$483	$638	$(155)	(24)%
Total margin (a)	$200	$159	$41	26%
Operating and administrative expenses	$29	$35	$(6)	(17)%
Operating income	$151	$103	$48	47%
Earnings before interest expense and income taxes	$153	$105	$48	46%
(a)Total margin represents revenues less cost of sales.

Average temperatures across Midstream & Marketing’s energy marketing territory during the 2024 three-month period were 13.4% warmer than normal and 3.4% colder than the prior-year period.

Midstream & Marketing revenues decreased $155 million compared to the prior-year period, primarily reflecting lower revenues from natural gas marketing activities ($154 million), including the effects of peaking and capacity management activities, that were primarily impacted by lower natural gas prices.

Midstream & Marketing cost of sales decreased $196 million compared to the prior-year period, primarily reflecting lower natural gas costs ($190 million) related to the previously mentioned natural gas marketing activities and, to a much lesser extent, lower cost of sales related to retail power marketing activities.

Midstream & Marketing total margin increased $41 million compared to the prior-year period, primarily reflecting higher margins from natural gas marketing activities ($46 million), primarily reflecting the effects of higher capacity management and peaking activities, partially offset by lower total margin from renewable energy ($2 million).

Midstream & Marketing operating income and earnings before interest expense and income taxes during the 2024 three-month period each increased $48 million compared to the prior-year period, largely attributable to the higher total margin and lower

UGI CORPORATION AND SUBSIDIARIES
operating and administrative expenses ($6 million). The lower operating and administrative expenses during the 2024 three-month period primarily reflects lower salary and benefits expenses and maintenance expenses.

UGI International

For the three months ended March 31,	2024	2023	Increase (Decrease)
(Dollars in millions)
Revenues	$673	$948	$(275)	(29)%
Total margin (a)	$305	$315	$(10)	(3)%
Operating and administrative expenses	$155	$171	$(16)	(9)%
Operating income	$124	$120	$4	3%
Earnings before interest expense and income taxes	$131	$128	$3	2%
LPG retail gallons sold (millions)	221	222	(1)	—%
Heating degree days—% (warmer) than normal (b)	(13.2)%	(7.0)%	—	—
(a)Total margin represents revenues less cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data at locations in our UGI International service territories.

Average temperatures during the 2024 three-month period were 13.2% warmer than normal and 8.4% warmer than the prior-year period. Notwithstanding the significantly warmer weather, total LPG retail gallons sold during the 2024 three-month period were comparable to the prior-year period as the effects of the warmer weather and lower cylinder volumes were largely offset by growth from natural gas conversions to LPG and higher auto gas volumes sold.

UGI International base-currency results are translated into USD based upon exchange rates experienced during the reporting periods. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During the 2024 and 2023 three-month periods, the average unweighted euro-to-USD translation rates were approximately $1.09 and $1.07, respectively, and the average unweighted British pound sterling-to-USD translation rates were approximately $1.27 and $1.22, respectively. Fluctuations in these foreign currency exchange rates can have a significant impact on the individual financial statement components discussed below. The Company uses forward foreign currency exchange contracts entered into over multi-year periods to reduce the volatility in earnings that may result from such changes in foreign currency exchange rates. These forward foreign currency exchange contracts resulted in net realized gains of $6 million and $8 million in the 2024 and 2023 three-month periods, respectively.

Average wholesale prices for propane and butane during the 2024 three-month period in northwest Europe were approximately 14% and 15% lower, respectively, compared with the prior-year period. UGI International revenues and cost of sales decreased $275 million and $265 million, respectively, during the 2024 three-month period compared to the prior-year period. The decrease in revenues and cost of sales principally reflects significantly lower energy marketing activities during the 2024 three-month period resulting from the exit of substantially all of UGI International’s energy marketing business in Belgium, France and the Netherlands. The decrease in revenues from the energy marketing business was partially offset by the translation effects of the stronger foreign currencies (approximately $12 million) and LPG price increases across Europe. The decrease in cost of sales was also attributable to lower LPG product costs, partially offset by the translation effects of the stronger foreign currencies (approximately $7 million).

UGI International total margin decreased $10 million during the 2024 three-month period primarily reflecting lower margin contributions from our energy marketing activities resulting from the impact of the aforementioned exit of substantially all of UGI International’s energy marketing business. The decrease in UGI International total margin was partially offset by higher margin contributions from our LPG business, largely reflecting the effects of higher average unit margins attributable to strong margin management efforts and the translation effects of the stronger foreign currencies (approximately $5 million).

UGI International operating income and earnings before interest expense and income taxes increased $4 million and $3 million, respectively, during the 2024 three-month period. The increase in operating income principally reflects lower operating and administrative expenses ($16 million), partially offset by the previously mentioned $10 million decrease in total margin and lower foreign currency transaction gains ($4 million). The lower operating and administrative expenses in the 2024 three-month period primarily reflects lower personnel and maintenance expenses, partially offset by the effects of inflationary increases and the translation effects of the stronger foreign currencies (approximately $3 million). The increase in earnings before interest expense and income taxes in the 2024 three-month period largely reflects the $4 million increase in operating

UGI CORPORATION AND SUBSIDIARIES
income partially offset by lower realized gains on foreign currency exchange contracts entered into in order to reduce volatility in UGI International earnings resulting from the effects of changes in foreign currency exchange rates ($2 million).
AmeriGas Propane

For the three months ended March 31,	2024	2023	Increase (Decrease)
(Dollars in millions)
Revenues	$795	$867	$(72)	(8)%
Total margin (a)	$433	$437	$(4)	(1)%
Operating and administrative expenses	$258	$263	$(5)	(2)%
Operating income/earnings before interest expense and income taxes	$138	$138	$—	—%
Retail gallons sold (millions)	261	279	(18)	(6)%
Heating degree days—% (warmer) than normal (b)	(8.6)%	(4.8)%	—	—
(a)Total margin represents total revenues less total cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for 344 regions in the U.S., excluding Alaska and Hawaii.

Average temperatures during the 2024 three-month period were 8.6% warmer than normal and 3.0% warmer than the prior-year period. Total retail gallons sold decreased 6% during the 2024 three-month period primarily due to continuing customer attrition and the effects of the warmer weather.

Average daily wholesale propane commodity prices during the 2024 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 3% higher than such prices during the 2023 three-month period. Total revenues decreased $72 million during the 2024 three-month period largely reflecting the lower retail volumes sold ($49 million), lower wholesale revenues ($16 million) and the effects of lower average retail propane selling prices ($8 million).

Total cost of sales decreased $68 million during the 2024 three-month period largely reflecting the lower retail propane volumes sold ($24 million), the lower retail propane product costs ($27 million) and the lower wholesale cost of sales ($15 million).

Total margin decreased $4 million in the 2024 three-month period largely attributable to the lower retail propane volumes sold ($25 million), partially offset by higher average retail propane unit margins ($19 million).

Operating income and earnings before interest expense and income taxes each were comparable to the 2024 three-month period primarily as lower operating and administrative expenses ($5 million) was largely offset by the previously mentioned decrease in total margin ($4 million). The decrease in operating and administrative expenses reflects, among other things, lower advertising expenses and lower compensation expenses, partially offset by higher vehicle expenses.

Interest Expense and Income Taxes

Our consolidated interest expense during the 2024 three-month period was $100 million compared to $93 million during the 2023 three-month period. This increase largely reflects slightly higher credit agreement interest rates and higher long-term debt outstanding principally at Utilities and Midstream & Marketing, partially offset by lower average debt outstanding at AmeriGas Propane.

The decrease in the Company’s income tax rate for the 2024 three-month period reflects an increase in investment tax credits mainly at our Midstream & Marketing segment.

The Company continues to evaluate the elections available under current regulations and pending legislation. Accordingly, the impacts on the Company’s income tax provisions and taxes payable or refundable related to these items are subject to change.

UGI CORPORATION AND SUBSIDIARIES
2024 Six-Month Period Compared with the 2023 Six-Month Period

Utilities

For the six months ended March 31,	2024	2023	Increase (Decrease)
(Dollars in millions)
Revenues	$1,139	$1,366	$(227)	(17)%
Total margin (a)	$628	$594	$34	6%
Operating and administrative expenses (a)	$185	$188	$(3)	(2)%
Operating income	$359	$329	$30	9%
Earnings before interest expense and income taxes	$361	$333	$28	8%
Gas Utility system throughput—bcf
Core market	75	78	(3)	(4)%
Total	225	219	6	3%
Electric Utility distribution sales - gwh	507	503	4	1%
Gas Utility heating degree days—% (warmer) than normal (b)	(14.2)%	(11.6)%	—	—
(a)Total margin represents revenues less cost of sales and revenue-related taxes (i.e., gross receipts and business and occupation taxes) of $16 million and $17 million during the 2024 and 2023 six-month periods, respectively. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating and administrative expenses presented above).
(b)Deviation from average heating degree days is determined on a 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for airports located within Gas Utility’s service territories.

Temperatures in Gas Utility’s service territories during the 2024 six-month period were 14.2% warmer than normal and 2.6% warmer than the prior-year period. The decrease in Gas Utility core market volumes during the 2024 six-month period is largely related to the warmer weather partially offset by growth in the core market customers. Total Gas Utility volume increased 3% during the 2024 six-month period, notwithstanding the decrease in core market volumes, reflecting higher large firm delivery service volumes and higher interruptible delivery service volumes. The increase in Electric Utility distribution sales volumes is primarily attributable to customer growth during the 2024 six-month period.
Utilities revenues decreased $227 million in the 2024 six-month period substantially due to lower Gas Utility revenues. The decrease in Gas Utility revenues was largely attributable to lower PGC and PGA rates reflecting lower natural gas costs and, to a lesser extent, the lower core market volumes and lower off-system sales. These decreases were partially offset by the effects of increases in base rates for PA Gas Utility (effective October 1, 2023) and Mountaineer (effective January 1, 2024) and the effects of the weather normalization adjustments for PA Gas Utility (effective November 1, 2022). Electric Utility revenues were comparable to the prior-year period as higher base rates and sales volumes were offset by lower DS rates.

Utilities cost of sales decreased $261 million in the 2024 six-month period primarily attributable to Gas Utility ($254 million) mainly reflecting lower PGC and PGA rates, the lower core market volumes and lower cost of sales associated with off-system sales. Electric Utility cost of sales decreased $7 million during the 2024 six-month period largely reflecting the lower DS rates.

Utilities total margin increased $34 million during the 2024 six-month period primarily attributable to higher Gas Utility total margin ($28 million), notwithstanding the warmer weather, mainly reflecting the effects of increases in base rates for PA Gas Utility (effective October 1, 2023) and Mountaineer (effective January 1, 2024) and the effects of the weather normalization adjustments for PA Gas Utility (effective November 1, 2022), increases in DSIC revenues and the impacts from growth in the core market customers. Electric Utility margin increased by $6 million during the 2024 six-month period mainly reflecting the increase in base rates effective October 1, 2023.

Utilities operating income and earnings before interest expense and income taxes increased $30 million and $28 million, respectively, during the 2024 six-month period. These increases largely reflect the previously mentioned increase in total margin and lower operating and administrative expenses ($3 million), partially offset by higher depreciation expense ($8 million). The slightly lower operating and administrative expenses principally reflect lower uncollectible accounts expenses, contract labor costs and maintenance expenses. The higher depreciation expense compared to the prior-year period reflects the effects of continued distribution system capital expenditure activity.

UGI CORPORATION AND SUBSIDIARIES
Midstream & Marketing

For the six months ended March 31,	2024	2023	Increase (Decrease)
(Dollars in millions)
Revenues	$877	$1,307	$(430)	(33)%
Total margin (a)	$355	$314	$41	13%
Operating and administrative expenses	$60	$64	$(4)	(6)%
Operating income	$250	$209	$41	20%
Earnings before interest expense and income taxes	$255	$212	$43	20%
(a)Total margin represents revenues less cost of sales.

Average temperatures across Midstream & Marketing’s energy marketing territory during the 2024 six-month period were 11.8% warmer than normal and 2.8% warmer than the prior-year period.

Midstream & Marketing revenues decreased $430 million compared to the prior-year period, primarily reflecting lower revenues from natural gas marketing activities ($426 million), including the effects of peaking and capacity management activities, that were primarily impacted by lower natural gas prices and lower volumes resulting from the warmer weather.

Midstream & Marketing cost of sales decreased $471 million compared to the prior-year period, primarily reflecting lower natural gas costs ($461 million) related to the previously mentioned natural gas marketing activities and, to a much lesser extent, lower cost of sales related to retail power marketing activities.

Midstream & Marketing total margin increased $41 million compared to the prior-year period, primarily reflecting higher margins from natural gas marketing activities ($54 million), mainly resulting from the effects of higher capacity management and peaking activities, partially offset by lower total margin from renewable energy ($7 million).

Midstream & Marketing operating income and earnings before interest expense and income taxes during the 2024 six-month period increased $41 million and $43 million, respectively, compared to the prior-year period. The increase in operating income is largely attributable to the higher total margin and, to a lesser extent, lower operating and administrative expense ($4 million), partially offset by lower other operating income ($4 million). The increase in earnings before interest expense and income taxes principally reflects the increase in operating income and, to a much lesser extent, slightly higher income from equity investees.

UGI International

For the six months ended March 31,	2024	2023	Increase (Decrease)
(Dollars in millions)
Revenues	$1,398	$1,825	$(427)	(23)%
Total margin (a)	$584	$530	$54	10%
Operating and administrative expenses	$302	$314	$(12)	(4)%
Operating income	$237	$176	$61	35%
Earnings before interest expense and income taxes	$248	$194	$54	28%
LPG retail gallons sold (millions)	435	427	8	2%
Heating degree days—% (warmer) than normal (b)	(12.7)%	(9.2)%	—	—
(a)Total margin represents revenues less cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data at locations in our UGI International service territories.

Average temperatures during the 2024 six-month period were 12.7% warmer than normal and 4.3% warmer than the prior-year period. Notwithstanding the warmer weather, total LPG retail gallons sold during the 2024 six-month period were 2% higher than the prior-year period largely attributable to growth from natural gas conversions to LPG and higher crop drying volumes, partially offset by warmer weather and lower cylinder volumes.

UGI International base-currency results are translated into USD based upon exchange rates experienced during the reporting periods. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser

UGI CORPORATION AND SUBSIDIARIES
extent, the British pound sterling. During the 2024 and 2023 six-month periods, the average unweighted euro-to-USD translation rates were approximately $1.08 and $1.05, respectively, and the average unweighted British pound sterling-to-USD translation rates were approximately $1.26 and $1.19, respectively. Fluctuations in these foreign currency exchange rates can have a significant impact on the individual financial statement components discussed below. The Company uses forward foreign currency exchange contracts entered into over multi-year periods to reduce the volatility in earnings that may result from such changes in foreign currency exchange rates. These forward foreign currency exchange contracts resulted in net realized gains of $10 million and $16 million in the 2024 and 2023 six-month periods, respectively.

Average wholesale prices for propane and butane during the 2024 six-month period in northwest Europe were approximately 14% and 15% lower, respectively, compared with the prior-year period. UGI International revenues and cost of sales decreased $427 million and $481 million, respectively, during the 2024 six-month period compared to the prior-year period. The decrease in revenues and cost of sales principally reflects significantly lower energy marketing activities during the 2024 six-month period resulting from the exit of substantially all of UGI International’s energy marketing business in Belgium, France and the Netherlands in Fiscal 2024. The decrease in revenues from the energy marketing business was partially offset by the translation effects of the stronger foreign currencies (approximately $50 million), LPG price increases across Europe and the higher LPG retail volumes sold. The decrease in cost of sales was also attributable to lower LPG product costs, partially offset by the translation effects of the stronger foreign currencies (approximately $31 million) and the higher LPG retail volumes sold.

UGI International total margin increased $54 million during the 2024 six-month period primarily reflecting higher margin contributions primarily from our LPG business, the translation effects of the stronger foreign currencies (approximately $20 million) and, to a much lesser extent, slightly higher margin contributions from our energy marketing activities. The higher margin from our LPG business reflects the effects of higher average unit margins attributable to strong margin management efforts and the effects of the higher LPG retail volumes sold. The slightly higher margin from our energy marketing activities primarily reflects the impact of the aforementioned exit of substantially all of UGI International’s energy marketing business.

UGI International operating income and earnings before interest expense and income taxes increased $61 million and $54 million, respectively, during the 2024 six-month period. The increase in operating income principally reflects the previously mentioned $54 million increase in total margin and lower operating and administrative expenses ($12 million), partially offset by lower foreign currency transaction gains ($8 million). The lower operating and administrative expenses in the 2024 six-month period primarily reflects lower personnel and maintenance expenses, partially offset by the effects of inflationary increases and the translation effects of the stronger foreign currencies (approximately $12 million). The increase in earnings before interest expense and income taxes in the 2024 six-month period largely reflects the $61 million increase in operating income, partially offset by lower realized gains on foreign currency exchange contracts entered into in order to reduce volatility in UGI International earnings resulting from the effects of changes in foreign currency exchange rates ($6 million).
AmeriGas Propane

For the six months ended March 31,	2024	2023	Increase (Decrease)
(Dollars in millions)
Revenues	$1,424	$1,633	$(209)	(13)%
Total margin (a)	$779	$817	$(38)	(5)%
Operating and administrative expenses	$501	$498	$3	1%
Operating income/earnings before interest expense and income taxes	$209	$248	$(39)	(16)%
Retail gallons sold (millions)	467	515	(48)	(9)%
Heating degree days—% (warmer) than normal (b)	(7.7)%	(0.4)%	—	—
(a)Total margin represents total revenues less total cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for 344 regions in the U.S., excluding Alaska and Hawaii.

Average temperatures during the 2024 six-month period were 7.7% warmer than normal and 6.8% warmer than the prior-year period. Total retail gallons sold decreased 9% during the 2024 six-month period primarily due to continuing customer attrition and the effects of the significantly warmer weather.

Average daily wholesale propane commodity prices during the 2024 six-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 7% lower than such prices during the 2023 six-month period. Total revenues

UGI CORPORATION AND SUBSIDIARIES
decreased $209 million during the 2024 six-month period largely reflecting the lower retail volumes sold ($130 million), lower wholesale revenues ($45 million) and the effects of lower average retail propane selling prices ($30 million).

Total cost of sales decreased $171 million during the 2024 six-month period largely reflecting the lower retail propane volumes sold ($63 million), the lower retail propane product costs ($54 million) and lower wholesale cost of sales ($44 million).

Total margin decreased $38 million in the 2024 six-month period largely attributable to the lower retail propane volumes sold ($66 million), partially offset by higher average retail propane unit margins ($24 million).

Operating income and earnings before interest expense and income taxes each decreased $39 million during the 2024 six-month period primarily reflecting the decrease in total margin ($38 million) and, to a much lesser extent, slightly higher operating and administrative expenses ($3 million). The increase in operating and administrative expenses reflects, among other things, higher vehicle expenses and salaries and benefits expenses, partially offset by lower advertising expenses.

Interest Expense and Income Taxes

Our consolidated interest expense during the 2024 six-month period was $200 million compared to $185 million during the 2023 six-month period. This increase largely reflects slightly higher credit agreement interest rates and higher long-term debt outstanding principally at Utilities and Midstream & Marketing, partially offset by lower average debt outstanding at AmeriGas Propane.

The decrease in the Company’s income tax rate for the 2024 six-month period reflects an increase in investment tax credits mainly at our Midstream & Marketing segment.

The Company continues to evaluate the elections available under current regulations and pending legislation. Accordingly, the impacts on the Company’s income tax provisions and taxes payable or refundable related to these items are subject to change.

FINANCIAL CONDITION AND LIQUIDITY

The Company expects to have sufficient liquidity including cash on hand and available borrowing capacity, to continue to support long-term commitments and ongoing operations despite uncertainties associated with ongoing global macroeconomic conditions including, among others, changes in consumer behavior, the inflationary cost environment and ongoing energy commodity price volatility. Our total available liquidity balance, comprising cash and cash equivalents and available borrowing capacity on our revolving credit facilities, totaled approximately $1.7 billion and $1.6 billion at March 31, 2024 and September 30, 2023, respectively. The Company does not have any senior notes or term loans maturing in the next twelve months. The Company cannot predict the duration or total magnitude of the uncertain economic factors mentioned above and the total effects they will have on its liquidity, debt covenants, financial condition or the timing of capital expenditures. UGI and its subsidiaries were in compliance with its debt covenants as of March 31, 2024.
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

The primary sources of UGI’s cash and cash equivalents are the dividends and other cash payments made to UGI or its corporate subsidiaries by its principal business units. Our cash and cash equivalents totaled $263 million at March 31, 2024, compared with $241 million at September 30, 2023. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, at March 31, 2024 and September 30, 2023, UGI had $49 million and $51 million of cash and cash equivalents, respectively. Such cash is available to pay dividends and interest on long-term debt and for investment purposes.

UGI CORPORATION AND SUBSIDIARIES
Long-term Debt and Credit Facilities

Long-term Debt

The Company’s debt outstanding at March 31, 2024 and September 30, 2023, comprises the following:

	March 31, 2024						September 30, 2023
(Millions of dollars)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corp & Other	Total	Total
Short-term borrowings	$151	$36	$146	$—	$—	$333	$649

Long-term debt (including current maturities):
Senior notes	$1,755	$—	$432	$2,362	$—	$4,549	$4,329
Term loans	126	790	324	—	709	1,949	1,967
Other long-term debt	19	41	8	—	260	328	351
Unamortized debt issuance costs	(7)	(14)	(7)	(12)	(2)	(42)	(47)
Total long-term debt	$1,893	$817	$757	$2,350	$967	$6,784	$6,600
Total debt	$2,044	$853	$903	$2,350	$967	$7,117	$7,249

Credit Facilities

Additional information related to the Company’s credit agreements can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 6 to Consolidated Financial Statements in the Company’s 2023 Annual Report.

Information about the Company’s principal credit agreements (excluding the Receivables Facility discussed below) as of March 31, 2024 and 2023, is presented in the table below.

(Currency in millions)	Total Capacity	Borrowings Outstanding	Letters of Credit and Guarantees Outstanding	Available Borrowing Capacity
As of March 31, 2024
AmeriGas OLP	$400	$—	$2	$398
UGI International, LLC (a)	€500	€135	€—	€365
Energy Services	$260	$—	$—	$260
UGI Utilities	$375	$87	$—	$288
Mountaineer	$150	$64	$—	$86
UGI Corporation (b)	$300	$260	$—	$40
As of March 31, 2023
AmeriGas OLP	$600	$30	$2	$568
UGI International, LLC (a)	€500	€150	€—	€350
Energy Services	$260	$—	$—	$260
UGI Utilities	$425	$183	$—	$242
Mountaineer	$150	$59	$—	$91
UGI Corporation (b)	$300	$218	$—	$82
(a)Permits UGI International, LLC to borrow in euros or USD. At March 31, 2024 and 2023, the amount borrowed consisted of euro-denominated borrowings equivalent to $146 million and $163 million, respectively.
(b)Borrowings outstanding have been classified as “Long-term debt” on the Condensed Consolidated Balance Sheets.

UGI CORPORATION AND SUBSIDIARIES
The average daily and peak short-term borrowings under the Company’s principal credit agreements are as follows:

	For the six months ended		For the six months ended
	March 31, 2024		March 31, 2023
(Millions of dollars or euros)	Average	Peak	Average	Peak
AmeriGas OLP	$—	$25	$153	$242
UGI International, LLC	€179	€229	€188	€300
Energy Services	$30	$62	$13	$82
UGI Utilities	$192	$316	$248	$340
Mountaineer	$88	$104	$85	$101
UGI Corporation	$238	$289	$236	$292

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

At March 31, 2024, the outstanding balance of ESFC trade receivables was $87 million, $36 million of which were sold to the bank. At March 31, 2023, the outstanding balance of ESFC trade receivables was $115 million, $15 million of which was sold to the bank. During the six months ended March 31, 2024 and 2023, peak sales of receivables were $97 million and $150 million, respectively, and average daily amounts sold were $42 million and $56 million, respectively.

Significant Financing Activities

The following significant financing activities occurred during Fiscal 2024. See Note 8 to Condensed Consolidated Financial Statements for additional information on these transactions.
UGI Corporation Credit Facility Agreement. On April 30, 2024, UGI entered into the fourth amendment to the UGI Corporation Credit Facility Agreement which extended the maturity date of a substantial portion of the (1) $215 million delayed draw term loan facility, (2) $300 million term loan facility, (3) $250 million term loan facility, and (4) $300 million revolving credit facility to August 2025. In addition, the fourth amendment to the UGI Corporation Credit Facility Agreement increased the applicable rate (as defined in the amended UGI Corporation Credit Facility Agreement) of the $215 million delayed draw term loan facility, and the $300 million term loan facility by 0.375%
Mountaineer Credit Agreement. On April 26, 2024, Mountaineer entered into the fourth amendment to the Mountaineer Credit Agreement, which extends the maturity date of the agreement from November 2024 to December 2025. The applicable margin remains unchanged from the original credit agreement.

AmeriGas Partners Senior Notes. In March 2024, AmeriGas Partners and AmeriGas Finance Corp entered into separate, privately negotiated repurchase agreements with a limited number of holders of the outstanding senior notes to repurchase $38 million aggregate principal amount of the senior notes. AmeriGas Partners and AmeriGas Finance Corp repurchased $7 million, $11 million, $13 million, and $7 million par value of its issued and outstanding 5.50% Senior Notes, 5.875% Senior Notes, 5.75% Senior Notes, and 9.375% Senior Notes, respectively. Following these repurchases, $2,362 million aggregate principal amount of these senior notes remain outstanding at March 31, 2024.

UGI CORPORATION AND SUBSIDIARIES
UGI Utilities Senior Notes. On November 30, 2023, UGI Utilities entered into a Note Purchase Agreement with a consortium of lenders. Pursuant to the Note Purchase Agreement, UGI Utilities issued (1) $25 million aggregate principal amount of 6.02% Senior Notes due November 30, 2030; (2) $150 million aggregate principal amount of 6.10% Senior Notes due November 30, 2033; and (3) $75 million aggregate principal amount of 6.40% Senior Notes due November 30, 2053. These senior notes are unsecured and rank equally with UGI Utilities’ existing outstanding senior debt. The net proceeds from these issuances were used to reduce short-term borrowings and for general corporate purposes.
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

UGI made capital contributions to AmeriGas OLP during Fiscal 2023, a portion of which represented one equity cure that was eligible to eliminate any EBITDA shortfalls through December 31, 2023, in accordance with the 2022 AmeriGas OLP Credit Agreement. As a result of such capital contributions, AmeriGas OLP and the Partnership were in compliance with all financial covenants after consideration of the equity cure provision as of December 31, 2023. As of March 31, 2024, the Partnership was in compliance with all debt covenants as set forth in the 2022 AmeriGas OLP Credit Agreement without the consideration of the equity cure provision. The financial covenant leverage ratio under the 2022 AmeriGas OLP Credit Agreement as of March 31, 2024 must be no greater than 5.75, with a decrease to 5.50 beginning in September 2024. The actual leverage ratio as of March 31, 2024 was 5.74.
UGI provided an irrevocable letter of support whereby UGI has committed to fund any such EBITDA shortfalls and debt service, if any. Based on the support and the projected EBITDA, AmeriGas OLP is expected to remain in compliance with its financial debt covenants for the succeeding twelve-month period.
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

UGI Utilities 2023 Credit Agreement. On November 9, 2023, UGI Utilities entered into the UGI Utilities 2023 Credit Agreement providing for borrowings up to $375 million (including a $50 million sublimit for letters of credit and a $38 million sublimit for swingline loans). UGI Utilities may request an increase in the amount of loan commitments under the credit agreement to a maximum aggregate amount of $125 million. The interest rates applicable to borrowings under the UGI Utilities 2023 Credit Agreement remain unchanged from its predecessor agreement, the UGI Utilities Credit Agreement. The credit agreement is scheduled to expire November 2028. Borrowings under the credit agreement may be used to refinance UGI Utilities existing indebtedness and for general corporate purposes and ongoing working capital needs of UGI Utilities.

Dividends

On November 16, 2023, UGI’s Board of Directors declared a quarterly dividend equal to $0.375 per common share. The dividend was paid on January 1, 2024, to shareholders of record on December 15, 2023. On January 31, 2024, UGI’s Board of Directors declared a quarterly dividend of $0.375 per common share. The dividend was paid on April 1, 2024, to shareholders of record on March 15, 2024. On April 29, 2024, UGI’s Board of Directors declared a quarterly dividend of $0.375 per common share. The dividend is payable July 1, 2024, to shareholders of record on June 14, 2024.

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

UGI CORPORATION AND SUBSIDIARIES

Operating Activities. Year-to-year variations in our cash flows from operating activities can be significantly affected by changes in operating working capital, especially during periods with significant changes in energy commodity prices. Cash flow provided by operating activities was $641 million in the 2024 six-month period compared to cash provided by operating activities of $424 million in the 2023 six-month period. Cash flow provided by operating activities before changes in operating working capital was $1,055 million in the 2024 six-month period compared to $1,089 million in the 2023 six-month period. Cash used to fund changes in operating working capital totaled $414 million in the 2024 six-month period, a significant decrease compared to the $665 million of cash used to fund changes in operating working capital in the 2023 six-month period. The prior-year period includes $343 million of derivative instrument collateral deposit repayments principally at our UGI International and Midstream & Marketing segments compared to $38 million of such repayments in the 2024 six-month period. The unusually high prior-year collateral deposit repayments were the result of significant declines in commodity energy prices during that period. The decrease in cash flow required to fund changes in operating working capital in the 2023 six-month period also reflects, among other things, significantly lower cash from changes in inventories and to a lesser extent, accounts receivable largely offset by lower cash required to fund changes in accounts payable.

Investing Activities. Investing activity cash flow is principally affected by cash expenditures for property, plant and equipment; cash paid for acquisitions of businesses and assets; investments in equity method investees; and cash proceeds from sales and retirements of property, plant and equipment. Cash flow used by investing activities was $353 million in the 2024 six-month period compared to $473 million in the 2023 six-month period. Cash expenditures for property, plant and equipment were $325 million in the 2024 six-month period compared with $414 million in the 2023 six-month period principally reflecting lower cash capital expenditures at our Utilities segment. Investments in equity method investments during the 2024 six-month period principally reflects our continuing investments in renewable energy projects principally at Midstream & Marketing.

Financing Activities. Changes in cash flow from financing activities are primarily due to issuances and repayments of long-term debt; net short-term borrowings; dividends on UGI Common Stock; quarterly payments on outstanding Purchase Contracts; and issuances and repurchases of equity instruments.

Cash flow used by financing activities was $321 million in the 2024 six-month period compared to cash flow used of $46 million in the 2023 six-month period. The 2024 six-month period includes the issuance by UGI Utilities of $250 million principal amount of senior notes the proceeds of which were used by UGI Utilities to reduce short-term borrowings and for general corporate purposes. The 2023 six-month period includes the cash flow effects from entering into the UGI International 2023 Credit Facilities Agreement and the concurrent repayment of borrowings under the UGI International Credit Facilities Agreement (a predecessor agreement). The 2023 six-month period cash flows from financing activities also includes the cash proceeds from the Energy Services Amended Term Loan Agreement entered into in February 2023 and the concurrent repayment of amounts outstanding under the Energy Services variable rate term loan. Cash flow used by financing activities in the 2024 six-month period also reflects significant repayments of short-term borrowings.

UTILITY REGULATORY MATTERS

UGI Utilities. On January 27, 2023, Electric Utility filed a request with the PAPUC to increase its annual base distribution revenues by $11 million. On September 21, 2023, the PAPUC issued a final order approving a settlement providing for a $9 million annual base distribution rate increase for Electric Utility, effective October 1, 2023.

On January 28, 2022, PA Gas Utility filed a request with the PAPUC to increase its base operating revenues for residential, commercial and industrial customers by $83 million annually. On September 15, 2022, the PAPUC issued a final order approving a settlement providing for a $49 million annual base distribution rate increase for PA Gas Utility, through a phased approach, with $38 million beginning October 29, 2022 and an additional $11 million beginning October 1, 2023. In accordance with the terms of the final order, PA Gas Utility was not permitted to file a rate case prior to January 1, 2024. Also in accordance with the terms of the final order, PA Gas Utility was authorized to implement a weather normalization adjustment rider as a five-year pilot program beginning on November 1, 2022. Under this rider, when weather deviates from normal by more than 3%, for bills rendered during the period of October 1 through May 31, residential and small commercial customer billings for distribution services are adjusted monthly for weather related impacts exceeding the 3% threshold. Additionally, under the terms of the final order, PA Gas Utility was authorized to implement a DSIC once its total property, plant and equipment less accumulated depreciation reached $3,368 million (which threshold was achieved in September 2022).

Mountaineer. On July 31, 2023, Mountaineer submitted its 2023 IREP filing to the WVPSC requesting recovery of $10 million for costs associated with capital investments after December 31, 2022, that total $131 million, including $67 million in calendar

UGI CORPORATION AND SUBSIDIARIES
year 2024. The filing included capital investments totaling $383 million over the 2024 - 2028 period. On December 20, 2023, the WVPSC issued a final order approving a settlement effective January 1, 2024.

On March 6, 2023, Mountaineer submitted a base rate case filing with the WVPSC seeking a net revenue increase of $20 million, which consists of an increase in base rates of $38 million and a decrease in the IREP rates of $18 million annually. On October 6, 2023, Mountaineer filed a joint stipulation and agreement for settlement of the base rate case, which included a $14 million net revenue increase, effective January 1, 2024. On December 21, 2023, the WVPSC issued a final order approving the joint stipulation and agreement, except the WVPSC authorized Mountaineer to implement a weather normalization adjustment rider as a five-year pilot program beginning on October 1, 2024. On April 11, 2024 the WVPSC approved the calculation methodology submitted by Mountaineer on March 28, 2024. Under this rider, when weather deviates from normal by more than 2%, for service rendered during the period of October 1 through May 31, residential and small commercial customer billings for distribution services are adjusted for weather related impacts exceeding the 2% threshold.

On July 29, 2022, Mountaineer submitted its 2022 IREP filing to the WVPSC requesting recovery of costs associated with capital investments totaling $354 million over the 2023 - 2027 period, including $64 million in calendar year 2023. On December 21, 2022, the WVPSC issued a final order approving a settlement for $22 million in cumulative revenue, effective January 1, 2023.

OTHER MATTERS
West Reading, Pennsylvania Explosion. On March 24, 2023, an explosion occurred in West Reading, Pennsylvania which resulted in seven fatalities, significant injuries to eleven others, and extensive property damage to buildings owned by R.M. Palmer, a local chocolate manufacturer, and other neighboring structures. The NTSB and the PAPUC are investigating the West Reading incident. On July 18, 2023, the NTSB issued an Investigative Update in its ongoing investigation and on February 22, 2024 it released its investigation docket including factual reports and detailed incident documentation. The NTSB report identified a fracture in a retired UGI Utilities gas service tee and a fracture in a nearby steam system, but it does not address causation of the fractures or the explosion. The NTSB investigative team includes representatives from the Company, the PAPUC, the local fire department and the Pipeline and Hazardous Materials Safety Administration. The Company is cooperating with the investigation. The NTSB may invite other parties to participate. In September 2023, OSHA closed their investigation of this matter, without any finding pertaining to UGI Utilities.
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

Our variable-rate debt at March 31, 2024, includes revolving credit facility borrowings and variable-rate term loans at UGI International, Utilities, Energy Services and UGI Corporation. These debt agreements have interest rates that are generally indexed to short-term market interest rates. We have entered into pay-fixed, receive-variable interest rate swap agreements on a significant portion of the term loans’ principal balances and a significant portion of the term loans’ tenor. We have designated these interest rate swaps as cash flow hedges. At March 31, 2024, combined borrowings outstanding under variable-rate debt agreements, excluding the previously mentioned effectively fixed-rate debt, totaled $915 million.

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
Foreign Currency Exchange Rate Risk
Our primary currency exchange rate risk is associated with the USD versus the euro and, to a lesser extent, the USD versus the British pound sterling. The USD value of our foreign currency denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. From time to time, we use derivative instruments to hedge portions of our net investments in foreign subsidiaries, including anticipated foreign currency denominated dividends. Gains or losses on these net investment hedges remain in AOCI until such foreign operations are sold or liquidated. With respect to our net investments in our UGI International operations, a 10% decline in the value of the associated foreign currencies versus the USD would reduce their aggregate net book value at March 31, 2024, by approximately $75 million, which amount would be reflected in other comprehensive income. We have designated certain euro-denominated borrowings as net investment hedges.
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
We have concentrations of credit risk associated with derivative instruments and we evaluate the creditworthiness of our derivative counterparties on an ongoing basis. As of March 31, 2024, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was $173 million. In general, many of our over-the-counter derivative instruments and all exchange contracts call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At March 31, 2024, we had received cash collateral from derivative instrument counterparties totaling $6 million. In addition, we may have offsetting derivative liabilities and certain accounts payable balances with certain of these counterparties, which further mitigates the previously mentioned maximum amount of losses. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At March 31, 2024, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.
The following table summarizes the fair values of unsettled market risk sensitive derivative instrument assets (liabilities) held at March 31, 2024 and changes in their fair values due to market risks. Certain of UGI Utilities’ commodity derivative instruments are excluded from the table below because any associated net gains or losses are refundable to or recoverable from customers in accordance with UGI Utilities ratemaking.

	Asset (Liability)
(Millions of dollars)	Fair Value	Change in Fair Value
March 31, 2024
Commodity price risk (1)	$(70)	$(98)
Interest rate risk (2)	$8	$(13)
Foreign currency exchange rate risk (3)	$15	$(27)
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

ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.1	Separation Agreement and General Release by and between UGI Corporation and Roger Perreault.	UGI	Form 8-K/A (12/12/23)	10.1

10.2	Consulting Services Agreement by and between UGI Corporation and Roger Perreault.	UGI	Form 8-K/A (12/12/23)	10.2

31.1	Certification by the Interim Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2024, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2024, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Interim Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2024, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

UGI CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

31.1	Certification by the Interim Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2024, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2024, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Interim Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2024, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UGI Corporation
(Registrant)

Date:	May 2, 2024	By:	/s/ Sean P. O’Brien
Sean P. O’Brien
Chief Financial Officer

Date:	May 2, 2024	By:	/s/ Jean Felix Tematio Dontsop
Jean Felix Tematio Dontsop
Vice President, Chief Accounting Officer
and Corporate Controller