Form 10-Q
period 2024-06-30
UGI CORP /PA/
filed 2024-08-08
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
At July 31, 2024, there were 214,688,629 shares of UGI Corporation Common Stock, without par value, outstanding.

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
2023 Annual Report - UGI Annual Report on Form 10-K for the fiscal year ended September 30, 2023
2023 nine-month period - Nine months ended June 30, 2023
2023 three-month period - Three months ended June 30, 2023
2024 nine-month period - Nine months ended June 30, 2024
2024 three-month period - Three months ended June 30, 2024
2024 Purchase Contract - A forward stock purchase contract issued by UGI Corporation in May 2021, as a part of the issuance of Equity Units which obligated holders to purchase a number of shares of UGI Common Stock from the Company on June 1, 2024
2022 AmeriGas OLP Credit Agreement - Revolving credit agreement entered into by AmeriGas OLP on September 28, 2022, terminated concurrently with the execution of the AmeriGas Senior Secured Revolving Credit Facility
5.50% Senior Notes - An underwritten private offering of senior notes due May 2025, co-issued by AmeriGas Partners and AmeriGas Finance Corp
5.875% Senior Notes - An underwritten private offering of senior notes due August 2026, co-issued by AmeriGas Partners and AmeriGas Finance Corp
5.75% Senior Notes - An underwritten private offering of senior notes due May 2027, co-issued by AmeriGas Partners and AmeriGas Finance Corp
6.02% Senior Note - A private placement of $25 million principal amount of senior notes due November 2030, issued by UGI Utilities
6.10% Senior Note - A private placement of $150 million principal amount of senior notes due November 2033, issued by UGI Utilities
6.40% Senior Note - A private placement of $75 million principal amount of senior notes due November 2053, issued by UGI Utilities
9.375% Senior Notes - An underwritten private offering of senior notes due May 2028, co-issued by AmeriGas Partners and AmeriGas Finance Corp.
AmeriGas Senior Secured Revolving Credit Facility - Revolving credit agreement entered into by AmeriGas OLP on August 2, 2024 and scheduled to expire in August 2029
AOCI - Accumulated Other Comprehensive Income (Loss)
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
DSIC - Distribution System Improvement Charge
Energy Services Credit Agreement - Revolving credit agreement entered into by Energy Services on March 6, 2020, as amended, scheduled to expire in May 2028
Energy Services Term Loan Credit Agreement - Term loan credit agreement entered into by Energy Services in August 2019, as amended, with a final maturity of February 2030
Equity Unit - A corporate unit consisting of a 2024 Purchase Contract and 1/10th or 10% undivided interest in one share of Convertible Preferred Stock
Exchange Act - Securities Exchange Act of 1934, as amended
FASB - Financial Accounting Standards Board
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
ROD - Record of Decision
SEC - U.S. Securities and Exchange Commission
U.K. - United Kingdom
U.S. - United States of America
UGI Corporation Senior Notes - Aggregate $700 million convertible senior notes entered into by UGI Corporation on June 11, 2024, with a final maturity date of June 2028
UGI Corporation Credit Facility Agreement - An amended and restated unsecured senior credit facilities agreement entered into by UGI Corporation on May 4, 2021, comprising (1) a $250 million term loan facility, (2) a $300 million term loan facility, (3) a $300 million delayed draw term loan facility, and (4) a $300 million revolving credit facility, a substantial portion of which is set to mature August 2025
UGI International 2023 Credit Agreement – A five-year unsecured senior facilities agreement entered into in March 2023, as amended, comprising a €300 million variable-rate term loan facility and a €500 million multicurrency revolving credit facility scheduled to expire in March 2028
UGI Utilities 2023 Credit Agreement - Revolving credit agreement entered into by UGI Utilities on November 9, 2023, as amended, scheduled to expire in November 2028
UGI Utilities Credit Agreement - Revolving credit agreement entered into by UGI Utilities on June 27, 2019, as amended, repaid in full and terminated concurrently with the execution of the UGI Utilities 2023 Credit Agreement
USD - U.S. dollar
VDP - Voluntary Departure Plan
WVPSC - Public Service Commission of West Virginia

UGI CORPORATION AND SUBSIDIARIES
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Millions of dollars)

	June 30, 2024	September 30, 2023	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$183	$241	$260
Restricted cash	28	99	78
Accounts receivable (less allowances for doubtful accounts of $87, $71 and $87, respectively)	827	878	955
Accrued utility revenues	38	33	29
Inventories	379	433	410
Derivative instruments	39	75	31
Prepaid expenses and other current assets	222	286	272
Total current assets	1,716	2,045	2,035
Property, plant and equipment, (less accumulated depreciation of $4,861, $4,581 and $4,536, respectively)	8,571	8,547	8,394
Goodwill	3,030	3,027	3,060
Intangible assets, net	400	443	460
Utility regulatory assets	298	302	310
Derivative instruments	17	49	59
Other assets	1,034	988	925
Total assets	$15,066	$15,401	$15,243
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$286	$57	$56
Short-term borrowings	347	649	481
Accounts payable	462	613	541
Derivative instruments	32	60	120
Other current liabilities	759	895	885
Total current liabilities	1,886	2,274	2,083
Long-term debt	6,288	6,543	6,579
Deferred income taxes	1,019	928	905
Derivative instruments	18	27	47
Other noncurrent liabilities	1,165	1,235	1,256
Total liabilities	10,376	11,007	10,870
Commitments and contingencies (Note 9)
Equity:
UGI Corporation stockholders’ equity:
Preferred stock, without par value (authorized – 5,000,000 shares; issued – 0, 220,000 and 220,000 Series A shares, respectively)	—	167	167
UGI Common Stock, without par value (authorized — 450,000,000 shares; issued — 216,119,814, 210,906,052 and 210,882,552 shares, respectively)	1,675	1,503	1,500
Retained earnings	3,331	3,027	2,974
Accumulated other comprehensive loss	(269)	(256)	(222)
Treasury stock, at cost	(56)	(55)	(55)
Total UGI Corporation stockholders’ equity	4,681	4,386	4,364
Noncontrolling interests	9	8	9
Total equity	4,690	4,394	4,373
Total liabilities and equity	$15,066	$15,401	$15,243
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Revenues	$1,380	$1,659	$5,968	$7,524
Costs and expenses:
Cost of sales (excluding depreciation and amortization shown below)	639	1,104	2,871	6,358
Operating and administrative expenses	501	523	1,622	1,639
Depreciation and amortization	139	134	414	397
Impairment of goodwill	—	656	—	656
Impairment of held-for-sale assets	62	—	62	—
Loss on disposal of UGI International energy marketing business	1	—	29	215
Other operating income, net	(29)	(26)	(46)	(60)
	1,313	2,391	4,952	9,205
Operating income (loss)	67	(732)	1,016	(1,681)
(Loss) income from equity investees	(24)	1	(22)	2
Loss on extinguishments of debt	(7)	(9)	(7)	(9)
Other non-operating income (expense), net	5	1	3	(25)
Interest expense	(96)	(96)	(296)	(281)
(Loss) income before income taxes	(55)	(835)	694	(1,994)
Income tax benefit (expense)	7	46	(152)	361
Net (loss) income attributable to UGI Corporation	$(48)	$(789)	$542	$(1,633)
(Loss) earnings per common share attributable to UGI Corporation stockholders:
Basic	$(0.23)	$(3.76)	$2.58	$(7.78)
Diluted	$(0.23)	$(3.76)	$2.52	$(7.78)
Weighted-average common shares outstanding (thousands):
Basic	210,679	209,706	210,090	209,811
Diluted	210,679	209,706	215,218	209,811
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Millions of dollars)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income including noncontrolling interests	$(48)	$(789)	$542	$(1,633)
Other comprehensive (loss) income:
Net gains on derivative instruments (net of tax of $(3), $(10), $(1) and $(5), respectively)	4	22	1	10
Reclassifications of net gains on derivative instruments (net of tax of $4, $4, $12 and $8, respectively)	(9)	(10)	(28)	(20)
Foreign currency adjustments (net of tax of $(2), $2, $3 and $31, respectively)	(10)	8	15	169
Benefit plans (net of tax of $0, $1, $0 and $1, respectively)	—	(1)	(1)	(1)
Other comprehensive (loss) income	(15)	19	(13)	158
Comprehensive (loss) income attributable to UGI Corporation	$(63)	$(770)	$529	$(1,475)

See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Millions of dollars)

	Nine Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) including noncontrolling interests	$542	$(1,633)
Adjustments to reconcile net income (loss) including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	414	397
Deferred income tax expense (benefit), net	83	(418)
Provision for uncollectible accounts	50	56
Changes in unrealized gains and losses on derivative instruments	12	1,866
Loss on disposal of UGI International energy marketing business	29	215
Impairment of held-for-sale assets	62	—
Impairment of assets	11	19
Impairment of goodwill	—	656
Loss on extinguishments of debt	7	9
Loss (income) from equity investees	22	(2)
Settlement of Energy Services interest rate swap, net of amortization	(17)	24
Other, net	(34)	20
Net change in:
Accounts receivable and accrued utility revenues	1	139
Income taxes receivable	—	91
Inventories	59	275
Utility deferred fuel and power costs, net of changes in unsettled derivatives	5	73
Accounts payable	(150)	(365)
Derivative instruments collateral deposits paid	(7)	(489)
Other current assets	41	(22)
Other current liabilities	(99)	(54)
Net cash provided by operating activities	1,031	857
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(530)	(670)
Net proceeds (payments) from the disposition of businesses and assets	42	(3)
Acquisitions of businesses and assets, net of cash acquired	—	(9)
Investments in equity method investees	(66)	(101)
Settlements of net investment hedges	3	22
Net cash used by investing activities	(551)	(761)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(238)	(230)
Issuances of long-term debt, net of discount and issuance costs	1,196	1,867
Repayments of long-term debt and finance leases, including redemption premiums	(1,249)	(1,953)
(Decrease) increase in short-term borrowings	(259)	49
Receivables Facility net (repayments) borrowings	(46)	45
Payments on Purchase Contracts	(12)	(12)
Issuances of UGI Common Stock	—	12
Repurchases of UGI Common Stock	—	(22)
Net cash used by financing activities	(608)	(244)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	17
Cash, cash equivalents and restricted cash decrease	$(129)	$(131)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash at end of period	$211	$338
Cash, cash equivalents and restricted cash at beginning of period	340	469
Cash, cash equivalents and restricted cash decrease	$(129)	$(131)
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Preferred stock, without par value
Balance, beginning of period	$167	$167	$167	$162
Cumulative effect of change in accounting	—	—	—	5
Settlement of Equity Units	(167)	—	(167)	—
Balance, end of period	$—	$167	$—	$167
Common stock, without par value
Balance, beginning of period	$1,505	$1,492	$1,503	$1,483
Common Stock issued in connection with employee and director plans, net of tax withheld	—	3	—	9
Equity-based compensation expense	4	5	6	14
Cumulative effect of change in accounting	—	—	—	(6)
Settlement of Equity Units	166	—	166	—
Balance, end of period	$1,675	$1,500	$1,675	$1,500
Retained earnings
Balance, beginning of period	$3,460	$3,842	$3,027	$4,841
Cumulative effect of change in accounting	—	—	—	1
Losses on common stock transactions in connection with employee and director plans	—	—	—	(5)
Net (loss) income attributable to UGI Corporation	(48)	(789)	542	(1,633)
Cash dividends on UGI Common Stock ($0.375, $0.375, $1.125 and $1.095, respectively)	(81)	(79)	(238)	(230)
Balance, end of period	$3,331	$2,974	$3,331	$2,974
Accumulated other comprehensive income (loss)
Balance, beginning of period	$(254)	$(241)	$(256)	$(380)
Net gains on derivative instruments	4	22	1	10
Reclassification of net gains on derivative instruments	(9)	(10)	(28)	(20)
Benefit plans	—	(1)	(1)	(1)
Foreign currency adjustments	(10)	8	15	169
Balance, end of period	$(269)	$(222)	$(269)	$(222)
Treasury stock
Balance, beginning of period	$(56)	$(55)	$(55)	$(40)
Common Stock issued in connection with employee and director plans, net of tax withheld	(1)	—	(1)	7
Repurchases of UGI Common Stock	—	—	—	(22)
Reacquired UGI Common Stock - employee and director plans	1	—	—	—
Balance, end of period	$(56)	$(55)	$(56)	$(55)
Total UGI stockholders’ equity	$4,681	$4,364	$4,681	$4,364
Noncontrolling interests
Balance, beginning of period	$9	$9	$8	$8
Other	—	—	1	1
Balance, end of period	$9	$9	$9	$9
Total equity	$4,690	$4,373	$4,690	$4,373
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

Energy Services conducts, directly and through subsidiaries and affiliates, energy marketing, including RNG, midstream transmission, LNG storage, natural gas gathering and processing, natural gas and RNG production, electricity generation and energy services businesses primarily in the eastern region of the U.S., eastern Ohio, the panhandle of West Virginia and California. Energy Services and its subsidiaries’ storage, LNG and portions of its midstream transmission operations are subject to regulation by the FERC. UGID owns electricity generation facilities principally located in Pennsylvania. See Note 5 for additional information on pending disposition of UGID.

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
Restricted Cash. Restricted cash principally represents those cash balances in our commodity futures brokerage accounts and certain other cash balances that are restricted from withdrawal. The following table provides a reconciliation of the total cash, cash equivalents and restricted cash reported on the Condensed Consolidated Balance Sheets to the corresponding amounts reported on the Condensed Consolidated Statements of Cash Flows.

	June 30, 2024	June 30, 2023
Cash and cash equivalents	$183	$260
Restricted cash	28	78
Cash, cash equivalents and restricted cash	$211	$338

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Earnings Per Common Share. Basic earnings per share attributable to UGI stockholders reflect the weighted-average number of common shares outstanding. Diluted earnings per share attributable to UGI stockholders include the effects of dilutive stock options, common stock awards and, prior to the June 2024 settlement described below, Equity Units. Shares used in computing basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Denominator (thousands of shares):
Weighted-average common shares outstanding — basic	210,679	209,706	210,090	209,811
Incremental shares issuable for stock options, common stock awards and Equity Units (a)(b)	—	—	5,128	—
Weighted-average common shares outstanding — diluted	210,679	209,706	215,218	209,811
(a)For the three months ended June 30, 2024 and 2023 and for the nine months ended June 30, 2023, 3,823, 5,972, and 6,222 shares, respectively, have been excluded from the computation of diluted earnings per share as such incremental shares would be antidilutive due to the net losses for the periods. For the nine months ended June 30, 2024, 8,487 shares associated with outstanding stock option awards were excluded from the computation of diluted earnings per share because their effect was antidilutive.
(b)The Equity Units were settled in June 2024. See “Equity Units” below for additional information.

Equity Units. In May 2021, the Company issued 2.2 million Equity Units with a total notional value of $220. Each Equity Unit had a stated amount of $100 and consisted of (i) a 10% undivided beneficial ownership interest in one share of Convertible Preferred Stock with a liquidation preference of $1,000 per share and (ii) a 2024 Purchase Contract. See Note 13 in the Company’s 2023 Annual Report for additional information on the issuance of the Equity Units.

Pursuant to the terms of the Equity Units, in May 2024, the Company announced the unsuccessful final remarketing of its Convertible Preferred Stock. As a result, each holder of an Equity Unit received 2.2973 shares of UGI common stock, without par value, with cash paid in lieu of any fractional shares. During the third quarter of Fiscal 2024, the Company (i) made the final contract adjustment payment to settle the 2024 Purchase Contract in full; (ii) canceled the Convertible Preferred Stock; and (iii) in a non-cash transaction, converted the Equity Units into 5,054,030 shares of UGI Common Stock and issued the shares to the holders of the Equity Units under the 2024 Purchase Contract.

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
As previously disclosed in Note 12 in the Company’s 2023 Annual Report, a non-cash pre-tax goodwill impairment charge of $656 was recognized in Fiscal 2023 to reduce the carrying value of the AmeriGas Propane reporting unit to its fair value. The Company continues to monitor the AmeriGas Propane reporting unit for any changes in facts and circumstances that would indicate it is more likely than not that the fair value of the AmeriGas Propane reporting unit is less than its carrying amount. No such indicators were identified at June 30, 2024, however if AmeriGas Propane were not able to achieve its anticipated results and/or if its discount rate were to increase, its fair value would be adversely affected, which may result in further impairment. There is approximately $1.4 billion of goodwill in this reporting unit as of June 30, 2024.
With respect to UGI International's Fiscal 2023 goodwill impairment test, we determined that UGI International’s fair value exceeded its carrying value by approximately 10%. While the Company believes that its judgments used in the quantitative assessment of UGI International’s fair value are reasonable based upon currently available facts and circumstances, if UGI International were not able to achieve its anticipated results and/or if its discount rate were to increase, its fair value would be adversely affected, which may result in an impairment. There were no changes in facts and circumstances that would indicate that it is more likely than not that the fair value of the UGI International reporting unit may not be in excess of its book value at June 30, 2024. There is approximately $913 of goodwill in this reporting unit as of June 30, 2024. The Company will continue to monitor its reporting units and related goodwill for any possible future non-cash impairment charges.

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

Revenue Disaggregation

The following tables present our disaggregated revenues by reportable segment:

Three Months Ended June 30, 2024	Total	Eliminations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$136	$—	$136	$—	$—	$—	$—
Commercial & Industrial	53	—	53	—	—	—	—
Large delivery service	41	—	41	—	—	—	—
Off-system sales and capacity releases	7	(6)	13	—	—	—	—
Other	9	(1)	10	—	—	—	—
Total Utility	246	(7)	253	—	—	—	—
Non-Utility:
LPG:
Retail	742	—	—	—	378	364	—
Wholesale	54	—	—	—	36	18	—
Energy Marketing	172	(16)	—	176	12	—	—
Midstream:
Pipeline	61	—	—	61	—	—	—
Peaking	—	(5)	—	5	—	—	—
Other	5	—	—	5	—	—	—
Electricity Generation	6	—	—	6	—	—	—
Other	66	—	—	—	21	45	—
Total Non-Utility	1,106	(21)	—	253	447	427	—
Total revenues from contracts with customers	1,352	(28)	253	253	447	427	—
Other revenues (c)	28	—	4	—	8	18	(2)
Total revenues	$1,380	$(28)	$257	$253	$455	$445	$(2)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Three Months Ended June 30, 2023	Total	Eliminations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$151	$—	$151	$—	$—	$—	$—
Commercial & Industrial	60	—	60	—	—	—	—
Large delivery service	39	—	39	—	—	—	—
Off-system sales and capacity releases	7	(7)	14	—	—	—	—
Other	8	—	8	—	—	—	—
Total Utility	265	(7)	272	—	—	—	—
Non-Utility:
LPG:
Retail	799	—	—	—	376	423	—
Wholesale	76	—	—	—	52	24	—
Energy Marketing	336	(14)	—	194	156	—	—
Midstream:
Pipeline	58	—	—	58	—	—	—
Peaking	1	(5)	—	6	—	—	—
Other	3	—	—	3	—	—	—
Electricity Generation	17	—	—	17	—	—	—
Other	65	—	—	—	18	47	—
Total Non-Utility	1,355	(19)	—	278	602	494	—
Total revenues from contracts with customers	1,620	(26)	272	278	602	494	—
Other revenues (c)	39	1	6	1	9	20	2
Total revenues	$1,659	$(25)	$278	$279	$611	$514	$2

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Nine Months Ended June 30, 2024	Total	Eliminations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$771	$—	$771	$—	$—	$—	$—
Commercial & Industrial	305	—	305	—	—	—	—
Large delivery service	144	—	144	—	—	—	—
Off-system sales and capacity releases	60	(42)	102	—	—	—	—
Other	29	(1)	30	—	—	—	—
Total Utility	1,309	(43)	1,352	—	—	—	—
Non-Utility:
LPG:
Retail	3,066	—	—	—	1,472	1,594	—
Wholesale	214	—	—	—	145	69	—
Energy Marketing (b)	810	(80)	—	780	152	—	(42)
Midstream:
Pipeline	191	—	—	191	—	—	—
Peaking	11	(116)	—	127	—	—	—
Other	12	—	—	12	—	—	—
Electricity Generation	20	—	—	20	—	—	—
Other	204	—	—	—	56	148	—
Total Non-Utility	4,528	(196)	—	1,130	1,825	1,811	(42)
Total revenues from contracts with customers	5,837	(239)	1,352	1,130	1,825	1,811	(42)
Other revenues (c)	131	—	44	—	28	58	1
Total revenues	$5,968	$(239)	$1,396	$1,130	$1,853	$1,869	$(41)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Nine Months Ended June 30, 2023	Total	Eliminations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$911	$—	$911	$—	$—	$—	$—
Commercial & Industrial	369	—	369	—	—	—	—
Large delivery service	139	—	139	—	—	—	—
Off-system sales and capacity releases	84	(68)	152	—	—	—	—
Other	34	(1)	35	—	—	—	—
Total Utility	1,537	(69)	1,606	—	—	—	—
Non-Utility:
LPG:
Retail	3,243	—	—	—	1,431	1,812	—
Wholesale	287	—	—	—	167	120	—
Energy Marketing	1,854	(130)	—	1,229	755	—	—
Midstream:
Pipeline	189	—	—	189	—	—	—
Peaking	28	(102)	—	130	—	—	—
Other	10	—	—	10	—	—	—
Electricity Generation	27	—	—	27	—	—	—
Other	207	—	—	—	56	151	—
Total Non-Utility	5,845	(232)	—	1,585	2,409	2,083	—
Total revenues from contracts with customers	7,382	(301)	1,606	1,585	2,409	2,083	—
Other revenues (c)	142	(1)	38	1	27	64	13
Total revenues	$7,524	$(302)	$1,644	$1,586	$2,436	$2,147	$13

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
Contract liabilities arise when payment from a customer is received before the performance obligations have been satisfied and represent the Company’s obligations to transfer goods or services to a customer for which we have received consideration. The balances of contract liabilities were $116, $158 and $133 at June 30, 2024, September 30, 2023 and June 30, 2023, respectively, and are included in “Other current liabilities” and “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Revenues recognized for the nine months ended June 30, 2024 and 2023, from the amounts included in contract liabilities at September 30, 2023 and 2022, were $118 in both periods.

Remaining Performance Obligations
The Company excludes disclosures related to the aggregate amount of the transaction price allocated to certain performance obligations that are unsatisfied as of the end of the reporting period because these contracts have an initial expected term of one year or less, or we have a right to bill the customer in an amount that corresponds directly with the value of services provided to the customer to date. Certain contracts with customers at Midstream & Marketing and Utilities contain minimum future performance obligations through 2047 and 2053, respectively. At June 30, 2024, Midstream & Marketing and Utilities expect to record approximately $2.2 billion and $0.2 billion of revenues, respectively, related to the minimum future performance obligations over the remaining terms of the related contracts.

Note 5 — Dispositions

UGID

In June 2024, Energy Services entered into a Stock Purchase Agreement to sell all of its ownership interest in UGID. UGID owns and operates the Hunlock Creek Energy Center located in Wilkes-Barre, PA, a 169-megawatt natural gas-fueled electricity generating station. Accordingly, the assets and liabilities associated with UGID, substantially all of which are attributable to long-lived assets, qualify as held for sale and have been reflected in “Prepaid expenses and other current assets” and “Other current liabilities,” respectively, on the Condensed Consolidated Balance Sheet at June 30, 2024. During the third quarter of Fiscal 2024, the Company recognized a non-cash, pre-tax impairment charge of $62, which amount was reflected in “Impairment of held-for-sale assets” on the Condensed Consolidated Statements of Income and included within the Midstream & Marketing segment. Such impairment loss was limited to the disposal group’s long-lived assets in accordance with its policy related to assets held for sale. The pending sale is expected to be completed during the fourth quarter of Fiscal 2024.

UGI International Energy Marketing Transactions

As of the end of the first quarter of Fiscal 2024, pursuant to its previously announced decision, the Company had exited substantially all of its European energy marketing business which primarily marketed natural gas and electricity to customers through third-party distribution systems in France, Belgium, the Netherlands, and the United Kingdom.

France. In October 2023, UGI International, through a wholly-owned subsidiary, sold substantially all of its energy marketing business located in France for a net cash payment to the buyer of $29. In conjunction with the sale, during the nine months ended June 30, 2024, the Company recorded a pre-tax loss of $29, which amount principally represents the net payment to the buyer. The loss is reflected in “Loss on disposal of UGI International energy marketing business” on the Condensed Consolidated Statements of Income. The carrying values of the assets and liabilities associated with this business, principally comprising certain commodity derivative instruments, energy certificates and certain working capital, were not material.

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

Note 6 — Inventories

Inventories comprise the following:

	June 30, 2024	September 30, 2023	June 30, 2023
Non-utility LPG and natural gas	$186	$212	$189
Gas Utility natural gas	29	55	37
Energy certificates	60	64	68
Materials, supplies and other	104	102	116
Total inventories	$379	$433	$410

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

	June 30, 2024	September 30, 2023	June 30, 2023
Regulatory assets (a):
Income taxes recoverable	$91	$94	$95
Underfunded pension plans	109	111	118
Environmental costs	28	28	28
Deferred fuel and power costs	—	27	30
Removal costs, net	26	23	22
Other	57	64	57
Total regulatory assets	$311	$347	$350
Regulatory liabilities (a):
Postretirement benefit overcollections	$11	$12	$10
Deferred fuel and power refunds	33	55	63
State tax benefits — distribution system repairs	44	43	40
Excess federal deferred income taxes	248	254	260
Other	5	2	3
Total regulatory liabilities	$341	$366	$376
(a)Current regulatory assets are included in “Prepaid expenses and other current assets” and regulatory liabilities are included in “Other current liabilities” and “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets.

Deferred fuel and power - costs and refunds. Utilities’ tariffs contain clauses that permit recovery of all prudently incurred purchased gas and power costs through the application of PGC rates, PGA rates and DS tariffs. These clauses provide for periodic adjustments to PGC, PGA and DS rates for differences between the total amount of purchased gas and electric generation supply costs billed to customers and recoverable costs incurred. Net undercollected costs are classified as a regulatory asset and net overcollections are classified as a regulatory liability.

PA Gas Utility uses derivative instruments to reduce volatility in the cost of gas it purchases for retail core-market customers. Realized and unrealized gains or losses on natural gas derivative instruments are included in deferred fuel and power costs or refunds. Net unrealized losses on such contracts at June 30, 2024, September 30, 2023 and June 30, 2023 were $1, $2 and $7, respectively.

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
Mountaineer. On July 31, 2024, Mountaineer submitted its 2024 IREP filing to the WVPSC requesting recovery of $19, which includes $3 of prior year under-recovery, for costs associated with capital investments after December 31, 2022, that total $197, including $74 in calendar year 2025. The filing included capital investments totaling $418 over the 2025 - 2029 period.
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

Note 8 — Debt

The following significant financing activities occurred during Fiscal 2024.

Utilities

Mountaineer Credit Agreement. In April 2024, Mountaineer entered into the fourth amendment to the Mountaineer Credit Agreement, which extends the maturity date of the agreement from November 2024 to December 2025. The applicable margin remains unchanged from the original credit agreement.

UGI Utilities Senior Notes. In November 2023, UGI Utilities entered into a Note Purchase Agreement with a consortium of lenders. Pursuant to the Note Purchase Agreement, UGI Utilities issued (1) $25 aggregate principal amount of 6.02% Senior Notes due November 30, 2030; (2) $150 aggregate principal amount of 6.10% Senior Notes due November 30, 2033; and (3) $75 aggregate principal amount of 6.40% Senior Notes due November 30, 2053. The Note Purchase Agreement contains customary covenants and default provisions and requires compliance with certain financial covenants including a leverage ratio and priority debt ratio as defined in the agreement. These senior notes are unsecured and rank equally with UGI Utilities’ existing outstanding senior debt. The net proceeds from these issuances were used to reduce short-term borrowings and for general corporate purposes.

UGI Utilities 2023 Credit Agreement. In November 2023, UGI Utilities entered into the UGI Utilities 2023 Credit Agreement providing for borrowings up to $375 (including a $50 sublimit for letters of credit and a $38 sublimit for swingline loans). UGI Utilities may request an increase in the amount of loan commitments under the credit agreement to a maximum aggregate amount of $125. The interest rates applicable to borrowings under the UGI Utilities 2023 Credit Agreement remain unchanged from its predecessor agreement, the UGI Utilities Credit Agreement. The UGI Utilities 2023 Credit Agreement contains customary covenants and default provisions and requires compliance with certain financial covenants including a maximum debt to capitalization ratio as defined in the agreement. The credit agreement is scheduled to expire in November 2028. Borrowings under the credit agreement may be used to refinance UGI Utilities’ existing indebtedness and for general corporate purposes and ongoing working capital needs of UGI Utilities.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Midstream & Marketing

Energy Services Term Loan Credit Agreement. In June 2024, Energy Services entered into the second amendment to the Energy Services Term Loan Credit Agreement. The Energy Services Term Loan Credit Agreement, as amended, provides, among other items, that the applicable margin shall be 2.50% per annum for Term SOFR loans and 1.50% per annum for base rate loans. All other significant terms of the term loan credit agreement remain unchanged.

Energy Services Credit Agreement. In May 2024, Energy Services entered into the fourth amendment to the UGI Energy Services Credit Agreement. The amended credit agreement provides for borrowings up to $300, including a $50 sublimit for letters of credit. Borrowings under the UGI Energy Services Credit Agreement, as amended, bear interest, subject to our election, at a rate per annum equal to (i) the alternative base rate plus the applicable margin as defined by the agreement or (ii) the adjusted Term SOFR rate plus the applicable margin as defined by the agreement. Borrowings under the credit agreement can be used for general corporate purposes and ongoing working capital needs of Energy Services and is scheduled to expire in May 2028. All other significant terms of the credit agreement remain unchanged.

UGI International

UGI International 2023 Credit Agreement. In June 2024, UGI International, LLC and its indirect wholly-owned subsidiary, UGI International Holdings B.V., entered into the first amendment to the UGI International 2023 Credit Agreement, which provides for the establishment and incorporation of specific key performance indicators with respect to Environmental, Social and Governance targets, whereby based on UGI International, LLC’s performance against the key performance indicators, certain adjustments of up to 0.05% in total to the applicable margin may be made. All other significant terms of the credit agreement remain unchanged.

AmeriGas Propane

AmeriGas Senior Secured Revolving Credit Facility. In August 2024, AmeriGas OLP entered into the AmeriGas Senior Secured Revolving Credit Facility, a five-year senior secured revolving credit facility maturing August 2029, providing for borrowings up to $200 (including a $20 sublimit for letters of credit). AmeriGas OLP may request an increase in the amount of loan commitments up to a maximum aggregate amount of $150. Borrowings under this credit facility bear interest, subject to our election, at a floating rate of either (i) the base rate plus the applicable margin or (ii) the adjusted term SOFR rate plus the applicable margin, as defined by the agreement. The applicable margin for base rate loans ranges from 0.75% to 1.25%, and for SOFR loans from 1.75% to 2.25%. The borrowings under this credit agreement are secured by certain assets of AmeriGas OLP, including, but not limited to, accounts receivables and inventory, and are guaranteed by any material subsidiaries of AmeriGas OLP. This credit facility contains customary covenants and default provisions. In addition, this credit facility requires AmeriGas OLP to abide by certain financial covenants from time to time including a minimum fixed charge coverage ratio and a senior notes liquidity covenant as defined in the agreement. Borrowings under this credit facility were used to pay off borrowings under the 2022 AmeriGas OLP Credit Agreement and are available for general corporate purposes and ongoing working capital needs of AmeriGas OLP. Concurrently with entering into AmeriGas Senior Secured Revolving Credit Facility, AmeriGas OLP terminated the 2022 AmeriGas OLP Credit Agreement.

AmeriGas Partners Senior Notes. In June 2024, pursuant to an early tender offer, AmeriGas Partners and AmeriGas Finance Corp. repurchased $475 aggregate principal amount of the 5.50% Senior Notes due May 2025. Cash on hand, a $315 cash contribution from the Company and other sources of liquidity were used for the repurchase. Following the repurchase, $218 aggregate principal amount of these senior notes remain outstanding at June 30, 2024, and are included in “Current maturities of long-term debt” on the Condensed Consolidated Balance Sheets.

In March 2024, AmeriGas Partners and AmeriGas Finance Corp. entered into separate, privately negotiated repurchase agreements with a limited number of holders of the outstanding senior notes to repurchase $38 aggregate principal amount of the senior notes. AmeriGas Partners and AmeriGas Finance Corp. repurchased $7, $11, $13, and $7 par value of its issued and outstanding 5.50% Senior Notes, 5.875% Senior Notes, 5.75% Senior Notes, and 9.375% Senior Notes, respectively.

Following these repurchases, $1,887 aggregate principal amount of these senior notes remain outstanding at June 30, 2024.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
UGI Corporation

UGI Corporation Senior Notes. In June 2024, UGI issued, in an underwritten private placement, an aggregate $700 principal amount of 5.00% UGI Corporation Senior Notes due June 2028. The UGI Corporation Senior Notes are senior, unsecured obligations and rank equal in right of payment with our existing and future senior, unsecured indebtedness. Interest is payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2024, and will mature on June 1, 2028, unless earlier repurchased or converted. The net proceeds from the issuance of the UGI Corporation Senior Notes of approximately $682, after underwriters fees and other debt issuance costs, were used (1) to repay a portion of borrowings under the UGI Corporation Credit Facilities; (2) to make cash contribution of $315 to the Partnership to repay a portion of its 5.50% Senior Notes as described above; and (3) for general corporate purposes.

The UGI Corporation Senior Notes are convertible subject to the occurrence of certain events and circumstances. Before March 1, 2028, noteholders will have the right to convert their notes only upon the occurrence of certain events as follows:

1.During any fiscal quarter commencing after the fiscal quarter ending September 30, 2024, if the market price of the Company’s common stock reaches 130% of the conversion price (initially $27.60) for a specified period of time;
2.The trading price of the Notes falls below 98% of the product of the sale price of the Company’s common stock and the conversion rate, for a specified period. The Company is not obligated to track the trading price of the notes unless a holder of the notes provides the Company reasonable evidence that the Notes are trading at 98% of the product of the sale price of the Company’s common stock and the conversion rate;
3.Upon the occurrence of specific corporate events related to specific types of distributions as defined in the Indenture; or
4.Upon the occurrence of a Fundamental Change, Make Whole Fundamental Change or Common Stock Change Event as defined in the indenture

From and after March 1, 2028, holders of the UGI Corporation Senior Notes may convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date.

As of June 30, 2024, none of the events permitting the noteholders to convert their notes early occurred. Accordingly, the UGI Corporation Senior Notes are classified as “Long-term debt” on the Condensed Consolidated Balance Sheet at June 30, 2024.

Upon conversion, the Company will pay cash up to the aggregate principal amount of the UGI Corporation Senior notes. For the remainder of the amount in excess of the aggregate principal amount, if applicable, the Company will have the sole right to elect the settlement method upon conversion which can be either entirely in cash or in a combination of cash and shares of its common stock. The default settlement method as defined in the agreement is a combination settlement with a specified dollar amount of $1,000 per $1,000 principal of the UGI Corporation Senior Notes, and any incremental value settled in shares of the Company’s common stock. The initial conversion rate is 36.2319 shares of the Company’s common stock per $1,000 principal amount of the UGI Corporation Senior Notes, which represents an initial conversion price of approximately $27.60 per share of the Company’s common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

The Company may not redeem the UGI Corporation Senior Notes at its option before maturity.

UGI Corporation Credit Facility Agreement. In April 2024, UGI entered into the fourth amendment to the UGI Corporation Credit Facility Agreement which extended the maturity date of a substantial portion of the (1) $215 delayed draw term loan facility, (2) $300 term loan facility, (3) $250 term loan facility, and (4) $300 revolving credit facility to August 29, 2025. In addition, the fourth amendment to the UGI Corporation Credit Facility Agreement increased the applicable rate (as defined in the UGI Corporation Credit Facility Agreement, as amended) of the $215 delayed draw term loan facility, and the $300 term loan facility by 0.375%. All other significant terms of the credit agreement remain unchanged.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Loss on Extinguishments of Debt

In conjunction with the amendment to the Energy Services Term Loan Credit Agreement and the early repayments of AmeriGas Partners’ Senior Notes, during the third quarter of Fiscal 2024, the Company recognized a pre-tax loss of $7, primarily comprising tender premiums and the write-off of unamortized debt issuance costs.

In June 2023, pursuant to a tender offer and notice of redemption, AmeriGas Partners repaid in full all AmeriGas Partners’ 5.625% Senior Notes having an aggregate principal balance of $675. In conjunction with such early repayment, during the third quarter of Fiscal 2023, the Partnership recognized a pre-tax loss of $9, primarily comprising tender premiums and the write-off of unamortized debt issuance costs.

Losses in connection with early repayment of debt are reflected in “Loss on extinguishments of debt” on the Condensed Consolidated Statements of Income.

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
UGI Utilities is subject to a COA with the PADEP to address the remediation of specified former MGP sites in Pennsylvania, which is scheduled to terminate at the end of 2031. In accordance with the COA, UGI Utilities is required to either obtain a certain number of points per calendar year based on defined eligible environmental investigatory and/or remedial activities at the MGPs, or make expenditures for such activities in an amount equal to an annual environmental minimum expenditure threshold. The annual minimum expenditure threshold of the COA is $5. At June 30, 2024, September 30, 2023 and June 30, 2023, our aggregate estimated accrued liabilities for environmental investigation and remediation costs related to the COA totaled $53, $52 and $52, respectively.

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

The NYDEC commenced implementation of the remediation plan in the spring of 2018. Based on our evaluation of the available information as of June 30, 2024, the Partnership has an undiscounted environmental remediation liability of $8 related to the site. Our share of the actual remediation costs could be significantly more or less than the accrued amount.

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

UGI International

In the first quarter of Fiscal 2024, UGI France initiated VDPs in consultation with the French Works Councils, pursuant to which employees are incentivized to voluntarily terminate employment or may be subject to involuntary termination to achieve certain workforce reductions. As of June 30, 2024, the likelihood of termination benefits under VDPs was probable and the amount of such benefits was reasonably estimable. As a result, for the nine months ended June 30, 2024, UGI International recorded pre-tax severance and other related expenses of $38, which are reflected in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income.

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

Net periodic pension benefit cost (income) includes the following components:

	Pension Benefits
Three Months Ended June 30,	2024	2023
Service cost	$2	$2
Interest cost	9	9
Expected return on assets	(11)	(11)
Amortization of:
Actuarial gain	—	(1)
Net benefit income	$—	$(1)

Nine Months Ended June 30,	2024	2023
Service cost	$6	$7
Interest cost	27	26
Expected return on plan assets	(33)	(34)
Amortization of:
Actuarial loss (gain)	1	(2)
Net benefit cost (income)	$1	$(3)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 11 — Fair Value Measurements

Recurring Fair Value Measurements

The following table presents, on a gross basis, our financial assets and liabilities, including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
June 30, 2024:
Derivative instruments:
Assets:
Commodity contracts	$92	$45	$—	$137
Foreign currency contracts	$—	$18	$—	$18
Interest rate contracts	$—	$7	$—	$7
Liabilities:
Commodity contracts	$(148)	$(26)	$—	$(174)
Foreign currency contracts	$—	$(2)	$—	$(2)
Non-qualified supplemental postretirement grantor trust investments (a)	$42	$—	$—	$42
September 30, 2023:
Derivative instruments:
Assets:
Commodity contracts (b)	$117	$115	$—	$232
Foreign currency contracts	$—	$38	$—	$38
Interest rate contracts	$—	$28	$—	$28
Liabilities:
Commodity contracts (b)	$(193)	$(81)	$—	$(274)
Foreign currency contracts	$—	$(2)	$—	$(2)
Non-qualified supplemental postretirement grantor trust investments (a)	$39	$—	$—	$39
June 30, 2023:
Derivative instruments:
Assets:
Commodity contracts (b)	$146	$111	$—	$257
Foreign currency contracts	$—	$18	$—	$18
Interest rate contracts	$—	$30	$—	$30
Liabilities:
Commodity contracts (b)	$(242)	$(224)	$—	$(466)
Foreign currency contracts	$—	$(4)	$—	$(4)
Interest rate contracts	$—	$(4)	$—	$(4)
Non-qualified supplemental postretirement grantor trust investments (a)	$40	$—	$—	$40
(a)Consists primarily of mutual fund investments held in grantor trusts associated with non-qualified supplemental retirement plans.
(b)Includes derivative assets and liabilities associated with certain UGI International energy marketing business transactions that qualified for held for sale accounting and are included in “Prepaid expenses and other current assets” and “Other current liabilities” on the Condensed Consolidated Balance Sheets (see Note 5).

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

Nonrecurring Fair Value Measurements

During the quarter ended June 30, 2024, in connection with the pending disposition of UGID, we recognized a non-cash, pre-tax impairment charge of $62 to reduce the carrying amount of UGID’s long-lived assets included in the disposal group to their estimated fair value. The Company determined the estimated fair value of such assets fell within Level 2 of the fair value hierarchy and was based upon the estimated sales price. See Note 5 for additional information on the pending disposition of UGID.

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

	June 30, 2024	September 30, 2023	June 30, 2023
Carrying amount	$6,633	$6,647	$6,682
Estimated fair value	$6,312	$6,238	$6,318

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

Electricity

In order to manage market price risk relating to fixed-price sales contracts for electricity, Midstream & Marketing enters into electricity futures and forward contracts. Midstream & Marketing also uses NYMEX and over-the-counter electricity futures contracts to economically hedge the price of a portion of its anticipated future sales of electricity from its electric generation facilities. UGI International also uses electricity futures and forward contracts to economically hedge market price risk associated with fixed-price sales and purchase contracts for electricity. See Note 5 for information on the exit of substantially all of the Company’s European energy marketing business and the pending disposition of UGID.

Interest Rate Risk

Certain of our long-term debt agreements have interest rates that are generally indexed to short-term market interest rates. In order to fix the underlying short-term market interest rates, we may enter into pay-fixed, receive-variable interest rate swap agreements and designate such swaps as cash flow hedges.

The remainder of our long-term debt is typically issued at fixed rates of interest. As this long-term debt matures, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into IRPAs. We account for IRPAs as cash flow hedges. There were no unsettled IRPAs during any of the periods presented. At June 30, 2024, the amount of pre-tax net gains associated with interest rate hedges expected to be reclassified into earnings during the next twelve months is $9.

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

Our euro-denominated long-term debt has also been designated as net investment hedges, representing a portion of our UGI International euro-denominated net investment. We recognized pre-tax gains (losses) associated with these net investment hedges in the cumulative translation adjustment component in AOCI of $6 and $(7) during the three months ended June 30, 2024 and 2023, respectively, and $(9) and $(80) during the nine months ended June 30, 2024 and 2023, respectively.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Quantitative Disclosures Related to Derivative Instruments

The following table summarizes by derivative type the gross notional amounts related to open derivative contracts at June 30, 2024, September 30, 2023 and June 30, 2023, and the final settlement dates of the Company's open derivative contracts as of June 30, 2024, but excluding those derivatives that qualified for the NPNS exception:

			Notional Amounts (in millions)
Type	Units	Settlements Extending Through	June 30, 2024	September 30, 2023	June 30, 2023
Commodity Price Risk:
Regulated Utility Operations
PA Gas Utility NYMEX natural gas futures and option contracts	Dekatherms	February 2025	14	38	24
Non-utility Operations
LPG swaps	Gallons	December 2026	416	727	734
Natural gas futures, forward, basis swap, options and pipeline contracts (a)	Dekatherms	March 2028	320	338	357
Electricity forward and futures contracts	Kilowatt hours	December 2027	651	1,260	1,586
Interest Rate Risk:
Interest rate swaps	Euro	March 2026	€300	€300	€300
Interest rate swaps	USD	September 2026	$1,260	$1,270	$1,274
Foreign Currency Exchange Rate Risk:
Forward foreign currency exchange contracts	USD	September 2027	$367	$425	$434
Net investment hedge forward foreign exchange contracts	Euro	December 2026	€181	€256	€256
(a)Amounts at September 30, 2023 and June 30, 2023 include contracts associated with certain UGI International energy marketing business transactions that qualified for held for sale accounting treatment (see Note 5).

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
We have concentrations of credit risk associated with derivative instruments and we evaluate the creditworthiness of our derivative counterparties on an ongoing basis. As of June 30, 2024, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was $162. In general, many of our over-the-counter derivative instruments and all exchange contracts call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At June 30, 2024, we had received cash collateral from derivative instrument counterparties totaling $12. In addition, we may have offsetting derivative liabilities and certain accounts payable balances with certain of these counterparties, which further mitigates the previously mentioned maximum amount of losses. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Partnership’s debt rating. At June 30, 2024, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Fair Value of Derivative Instruments

The following table presents the Company’s derivative assets and liabilities by type, as well as the effects of offsetting:

	June 30, 2024	September 30, 2023	June 30, 2023
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	$12	$14	$6
Interest rate contracts	7	28	30
	19	42	36
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	4	6	11
Derivatives not designated as hedging instruments:
Commodity contracts (a)	133	226	246
Foreign currency contracts	6	24	12
	139	250	258
Total derivative assets — gross	162	298	305
Gross amounts offset in the balance sheet	(94)	(124)	(134)
Cash collateral received	(12)	(40)	(36)
Total derivative assets — net	$56	$134	$135
Derivative liabilities:
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$—	$(4)
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	(5)	(8)	(18)
Derivatives not designated as hedging instruments:
Commodity contracts (a) (b)	(169)	(266)	(448)
Foreign currency contracts	(2)	(2)	(4)
	(171)	(268)	(452)
Total derivative liabilities — gross	(176)	(276)	(474)
Gross amounts offset in the balance sheet	94	124	134
Cash collateral pledged	32	53	137
Total derivative liabilities — net	$(50)	$(99)	$(203)

(a)Amounts at September 30, 2023 and June 30, 2023 include derivative contracts associated with certain UGI International energy marketing business transactions (see Note 5). The related derivative assets and liabilities qualify for held for sale accounting treatment and are included in “Prepaid expenses and other current assets” and “Other current liabilities,” respectively, on the Condensed Consolidated Balance Sheets at September 30, 2023 and June 30, 2023.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Effects of Derivative Instruments

The following tables provide information on the effects of derivative instruments on the Condensed Consolidated Statements of Income and changes in AOCI:

Three Months Ended June 30,:
	Gain (Loss) Recognized in AOCI		Gain Reclassified from AOCI into Income		Location of Gain Reclassified from AOCI into Income
Cash Flow Hedges:	2024	2023	2024	2023
Interest rate contracts	$7	$32	$13	$14	Interest expense

Net Investment Hedges:
Foreign currency contracts	$2	$(5)

	Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2024	2023	Location of Gain (Loss) Recognized in Income
Commodity contracts	$—	$1	Revenues
Commodity contracts	77	(224)	Cost of sales
Commodity contracts	—	(10)	Other operating income, net
Foreign currency contracts	1	(2)	Other non-operating income (expense), net
Total	$78	$(235)

Nine Months Ended June 30,:
	Loss Recognized in AOCI		Gain Reclassified from AOCI into Income		Location of Gain Reclassified from AOCI into Income
Cash Flow Hedges:	2024	2023	2024	2023
Interest rate contracts	$2	$15	$40	$28	Interest expense

Net Investment Hedges:
Foreign currency contracts	$—	$(28)

	Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2024	2023	Location of Gain (Loss) Recognized in Income
Commodity contracts	$1	$11	Revenues
Commodity contracts	(52)	(1,893)	Cost of sales
Commodity contracts	2	(5)	Other operating income, net
Foreign currency contracts	(7)	(36)	Other non-operating income (expense), net
Total	$(56)	$(1,923)

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 13 — Accumulated Other Comprehensive Income (Loss)

The tables below present changes in AOCI, net of tax:

Three Months Ended June 30, 2024	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — March 31, 2024	$16	$4	$(274)	$(254)
Other comprehensive income (loss) before reclassification adjustments	—	4	(10)	(6)
Amounts reclassified from AOCI	—	(9)	—	(9)
Other comprehensive loss attributable to UGI	—	(5)	(10)	(15)
AOCI — June 30, 2024	$16	$(1)	$(284)	$(269)

Three Months Ended June 30, 2023	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — March 31, 2023	$14	$15	$(270)	$(241)
Other comprehensive income before reclassification adjustments	—	22	8	30
Amounts reclassified from AOCI	(1)	(10)	—	(11)
Other comprehensive (loss) income attributable to UGI	(1)	12	8	19
AOCI — June 30, 2023	$13	$27	$(262)	$(222)

Nine Months Ended June 30, 2024	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2023	$17	$26	$(299)	$(256)
Other comprehensive income before reclassification adjustments	—	1	15	16
Amounts reclassified from AOCI	(1)	(28)	—	(29)
Other comprehensive (loss) income attributable to UGI	(1)	(27)	15	(13)
AOCI — June 30, 2024	$16	$(1)	$(284)	$(269)

Nine Months Ended June 30, 2023	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2022	$14	$37	$(431)	$(380)
Other comprehensive income before reclassification adjustments	—	10	169	179
Amounts reclassified from AOCI	(1)	(20)	—	(21)
Other comprehensive (loss) income attributable to UGI	(1)	(10)	169	158
AOCI — June 30, 2023	$13	$27	$(262)	$(222)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 14 — Equity Method Investments

We account for privately held equity securities of entities without readily determinable fair values in which we do not have control, but have significant influence over operating and financial policies, under the equity method. Our equity method investments principally comprise a number of investments in biomass and other renewable energy projects at Midstream & Marketing. Equity method investments are included in "Other assets" on the Condensed Consolidated Balance Sheets and equity method earnings are included in "(Loss) income from equity investees" on the Condensed Consolidated Statements of Income.

Equity method investments comprise the following:

	Carrying Value			Ownership Interest

Investees	June 30, 2024	September 30, 2023	June 30, 2023	June 30, 2024	September 30, 2023	June 30, 2023
Midstream & Marketing:
Aurum Renewables	$46	$45	$31	40%	40%	40%
Pine Run	83	77	75	49%	49%	49%
MBL Bioenergy	190	122	93	99.99%	99.99%	99.99%
Other	20	20	18	various	various	various
Total Midstream & Marketing	339	264	217
UGI International (a)	10	35	35	various	various	various
Total investments in equity method investees	$349	$299	$252

(a) In June 2024, UGI International recognized an other-than-temporary pre-tax impairment loss of $25 related to its investment in a joint venture that invests in renewable energy projects. This loss was recorded in “(Loss) income from equity investees” on the Condensed Consolidated Statements of Income.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Three Months Ended June 30, 2024	Total	Eliminations		Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other (a)
Revenues from external customers	$1,380	$—		$250	$231	$455	$445	$(1)
Intersegment revenues	$—	$(28)	(b)	$7	$22	$—	$—	$(1)
Cost of sales	$639	$(28)	(b)	$89	$167	$244	$217	$(50)
Operating income (loss)	$67	$—		$37	$41	$57	$(27)	$(41)
(Loss) income from equity investees	$(24)	$—		$—	$2	$(1)	$—	$(25)
Loss on extinguishments of debt	(7)	—		—	—	—	—	(7)
Other non-operating income, net	5	—		2	—	1	—	2
Earnings (loss) before interest expense and income taxes	41	—		39	43	57	(27)	(71)
Interest expense	(96)	—		(22)	(9)	(11)	(41)	(13)
(Loss) income before income taxes	$(55)	$—		$17	$34	$46	$(68)	$(84)
Depreciation and amortization	$139	$—		$42	$22	$29	$46	$—
Capital expenditures (including the effects of accruals)	$211	$—		$126	$40	$24	$21	$—

Three Months Ended June 30, 2023	Total	Eliminations		Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other (a)
Revenues from external customers	$1,659	$—		$270	$260	$611	$514	$4
Intersegment revenues	$—	$(25)	(b)	$8	$19	$—	$—	$(2)
Cost of sales	$1,104	$(26)	(b)	$118	$192	$418	$251	$151
Operating (loss) income	$(732)	$—		$32	$40	$21	$(8)	$(817)
Income from equity investees	1	—		—	1	—	—	—
Loss on extinguishments of debt	(9)	—		—	—	—	—	(9)
Other non-operating income (expense), net	1	—		2	—	1	—	(2)
(Loss) earnings before interest expense and income taxes	(739)	—		34	41	22	(8)	(828)
Interest expense	(96)	—		(20)	(11)	(10)	(40)	(15)
(Loss) income before income taxes	$(835)	$—		$14	$30	$12	$(48)	$(843)
Depreciation and amortization	$134	$—		$38	$22	$30	$43	$1
Capital expenditures (including the effects of accruals)	$255	$—		$146	$40	$27	$42	$—

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Nine Months Ended June 30, 2024	Total	Eliminations		Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other (a)
Revenues from external customers	$5,968	$—		$1,353	$933	$1,853	$1,869	$(40)
Intersegment revenues	$—	$(239)	(b)	$43	$197	$—	$—	$(1)
Cost of sales	$2,871	$(239)	(b)	$584	$689	$1,058	$862	$(83)
Operating income (loss)	$1,016	$—		$396	$291	$294	$182	$(147)
(Loss) income from equity investees	$(22)	$—		$—	$7	$(4)	$—	$(25)
Loss on extinguishment of debt	(7)	—		—	—	—	—	(7)
Other non-operating income (expense), net	3	—		4	—	15	—	(16)
Earnings (loss) before interest expense and income taxes	990	—		400	298	305	182	(195)
Interest expense	(296)	—		(69)	(29)	(33)	(122)	(43)
Income (loss) before income taxes	$694	$—		$331	$269	$272	$60	$(238)
Depreciation and amortization	$414	$—		$124	$66	$88	$134	$2
Capital expenditures (including the effects of accruals)	$511	$—		$299	$92	$55	$65	$—
As of June 30, 2024
Total assets	$15,066	$(143)		$5,792	$3,182	$2,807	$3,228	$200

Nine Months Ended June 30, 2023	Total	Eliminations		Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other (a)
Revenues from external customers	$7,524	$—		$1,575	$1,354	$2,436	$2,147	$12
Intersegment revenues	$—	$(302)	(b)	$69	$232	$—	$—	$1
Cost of sales	$6,358	$(301)	(b)	$873	$1,185	$1,713	$1,067	$1,821
Operating (loss) income	$(1,681)	$—		$361	$249	$197	$240	$(2,728)
Income (loss) from equity investees	2	—		—	4	(2)	—	—
Loss on extinguishments of debt	(9)	—		—	—	—	—	(9)
Other non-operating (expense) income, net	(25)	—		6	—	21	—	(52)
(Loss) earnings before interest expense and income taxes	(1,713)	—		367	253	216	240	(2,789)
Interest expense	(281)	—		(62)	(33)	(26)	(122)	(38)
(Loss) income before income taxes	$(1,994)	$—		$305	$220	$190	$118	$(2,827)
Depreciation and amortization	$397	$—		$112	$65	$86	$132	$2
Capital expenditures (including the effects of accruals)	$647	$—		$396	$74	$84	$93	$—
As of June 30, 2023
Total assets	$15,243	$(182)		$5,560	$3,050	$3,179	$3,443	$193
(a)Corporate & Other includes specific items attributable to our reportable segments that are not included in the segment profit measures used by our CODM in assessing our reportable segments’ performance or allocating resources. The following table presents such pre-tax gains (losses) which have been included in Corporate & Other, and the reportable segments to which they relate:

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Three Months Ended June 30, 2024	Location on Income Statement	Midstream & Marketing	UGI International	AmeriGas Propane
Net losses on commodity derivative instruments not associated with current-period transactions	Revenues	$(1)	$—	$—
Net gains on commodity derivative instruments not associated with current-period transactions	Cost of sales	$26	$20	$3
Restructuring costs	Operating and administrative expenses	$—	$(4)	$(2)
AmeriGas operations enhancement for growth project	Operating and administrative expenses	$—	$—	$(12)
Loss on extinguishments of debt	Loss on extinguishments of debt	$(1)	$—	$(6)
Unrealized gains on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$1	$—
Costs associated with exit of the UGI International energy marketing business	Operating and administrative expenses	$—	$(1)	$—
Costs associated with exit of the UGI International energy marketing business	Loss on disposal of UGI International energy marketing business	$—	$(1)	$—
Impairment of held-for-sale assets	Impairment of held-for-sale assets	$(62)	$—	$—
Impairment associated with equity method investments	(Loss) income from equity investees	$—	$(25)	$—

Three Months Ended June 30, 2023	Location on Income Statement	Midstream & Marketing	UGI International	AmeriGas Propane
Net gains on commodity derivative instruments not associated with current-period transactions	Revenues	$1	$1	$—
Net losses on commodity derivative instruments not associated with current-period transactions	Cost of sales	$(14)	$(87)	$(51)
Net losses on commodity derivative instruments not associated with current-period transactions	Other operating income, net	$—	$(1)	$—
AmeriGas operations enhancement for growth project	Operating and administrative expenses	$—	$—	$(6)
Unrealized losses on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$(2)	$—
Loss on extinguishments of debt	Loss on extinguishments of debt	$—	$—	$(9)
Loss associated with impairment of AmeriGas Propane goodwill	Impairment of goodwill	$—	$—	$(656)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Nine Months Ended June 30, 2024	Location on Income Statement	Midstream & Marketing	UGI International	AmeriGas Propane
Net gains on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$1	$—
Net gains on commodity derivative instruments not associated with current-period transactions	Cost of sales	$20	$32	$31
Net losses on commodity derivative instruments not associated with current-period transactions	Other operating income, net	$—	$(2)	$—
Restructuring costs	Operating and administrative expenses	$—	$(38)	$(2)
Loss on extinguishments of debt	Loss on extinguishments of debt	$(1)	$—	$(6)
Unrealized losses on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$(18)	$—
AmeriGas operations enhancement for growth project	Operating and administrative expenses	$—	$—	$(25)
Costs associated with exit of the UGI International energy marketing business	Revenues	$—	$(42)	$—
Costs associated with exit of the UGI International energy marketing business	Operating and administrative expenses/Other operating income, net	$—	$(11)	$—
Costs associated with exit of the UGI International energy marketing business	Loss on disposal of UGI International energy marketing business	$—	$(29)	$—
Impairment of held-for-sale assets	Impairment of held-for-sale assets	$(62)	$—	$—
Impairment of assets	Other operating income, net	$—	$(7)	$—
Impairment associated with equity method investments	(Loss) income from equity investees	$—	$(25)	$—

Nine Months Ended June 30, 2023	Location on Income Statement	Midstream & Marketing	UGI International	AmeriGas Propane
Net gains on commodity derivative instruments not associated with current-period transactions	Revenues	$7	$4	$—
Net losses on commodity derivative instruments not associated with current-period transactions	Cost of sales	$(275)	$(1,491)	$(55)
Net losses on commodity derivative instruments not associated with current-period transactions	Other operating income, net	$—	$(4)	$—
Unrealized losses on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$(52)	$—
AmeriGas operations enhancement for growth project	Operating and administrative expenses	$—	$—	$(19)
Loss on extinguishments of debt	Loss on extinguishments of debt	$—	$—	$(9)
Costs associated with exit of the UGI International energy marketing business	Loss on disposal of UGI International energy marketing business	$—	$(215)	$—
Costs associated with exit of the UGI International energy marketing business	Operating and administrative expenses	$—	$(19)	$—
Loss associated with impairment of AmeriGas Propane goodwill	Impairment of goodwill	$—	$—	$(656)
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

UGI CORPORATION AND SUBSIDIARIES

ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Company’s results of operations for the 2024 three-month period with the 2023 three-month period and the 2024 nine-month period with the 2023 nine-month period. Our analysis of results of operations should be read in conjunction with the segment information included in Note 15 to Condensed Consolidated Financial Statements.

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

France. In October 2023, UGI International, through a wholly-owned subsidiary, sold substantially all of its energy marketing business located in France for a net cash payment to the buyer of $29 million. In conjunction with the sale, during the nine months ended June 30, 2024, the Company recorded a pre-tax loss of $29 million, which amount principally represents the net payment to the buyer. The carrying values of the assets and liabilities associated with this business, principally comprising certain commodity derivative instruments, energy certificates and certain working capital, were not material.

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

See Note 5 to Condensed Consolidated Financial Statements for additional information.

Global Macroeconomic Conditions
Beginning in Fiscal 2021 and continuing through June 30, 2024, global commodity and labor markets have experienced significant inflationary pressures attributable to various economic and geopolitical factors, including but not limited to: supply chain disruptions including those associated with labor shortages; significant volatility in energy commodity prices; changes in consumer behavior; and geopolitical and regulatory conditions resulting from the war between Russia and Ukraine. These adverse macroeconomic factors continue to contribute to inflationary pressures as evidenced by increases in various consumer price indices. In an effort to curb these inflationary pressures, central banks in the U.S. and Europe began raising interest rates in Fiscal 2022. In addition, during the last several years, we have experienced significant volatility in energy commodity prices, particularly in LPG, natural gas and electricity prices, which have resulted in substantial fluctuations in the fair values of our commodity derivative instruments. Although these inflationary pressures and commodity price volatility have moderated more recently, they continue to result in, among other things, fluctuations in the cost of our inventory and associated cost of sales, increases in certain operating and distribution expenses and higher interest expense across all of our businesses. We cannot predict the duration or ultimate magnitude of these conditions and the effects such conditions may have on our future business, financial results, financial position, liquidity and cash flows. However, we believe that the Company is well positioned to address the challenges resulting from these global economic and geopolitical conditions as they continue to evolve.
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

UGI CORPORATION AND SUBSIDIARIES
The following tables reflect the adjustments referred to above and reconcile net income (loss) attributable to UGI Corporation, the most directly comparable GAAP measure, to adjusted net income (loss) attributable to UGI Corporation, and reconcile diluted (loss) earnings per share, the most directly comparable GAAP measure, to adjusted diluted earnings per share:

Adjusted net income (loss) attributable to UGI Corporation	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Utilities	$13	$10	$254	$234
Midstream & Marketing	22	22	234	165
UGI International	39	13	213	150
AmeriGas Propane	(36)	(35)	17	87
Corporate & Other (a)	(86)	(799)	(176)	(2,269)
Net (loss) income attributable to UGI Corporation	(48)	(789)	542	(1,633)
Net (gains) losses on commodity derivative instruments not associated with current-period transactions (net of tax of $15, $(36), $16 and $(465), respectively)	(33)	115	(66)	1,349
Unrealized losses on foreign currency derivative instruments (net of tax of $1, $(1), $(5) and $(15), respectively)	—	1	13	37
Loss associated with impairment of AmeriGas Propane goodwill (net of tax of $0, $4, $0 and $4 respectively)	—	660	—	660
Loss on extinguishments of debt (net of tax of $(2), $(2), $(2) and $(2), respectively)	5	7	5	7
Business transformation expenses (net of tax of $0, $(1), $0 and $(2), respectively)	—	1	—	4
AmeriGas operations enhancement for growth project (net of tax of $(3), $(2), $(6) and $(5) respectively)	9	4	19	14
Restructuring costs (net of tax of $(2), $0, $(12) and $0, respectively)	7	—	37	—
Costs associated with exit of UGI International energy marketing business (net of tax of $0, $0, $(14) and $(64), respectively)	2	—	68	170
Impairment of held-for-sale assets (net of tax of $(17), $0, $(17), and $0, respectively)	45	—	45	—
Impairment of assets (net of tax of $0, $0, $(2) and $0, respectively)	—	—	5	—
Impairment associated with equity method investments (net of tax of $0, $0, $0, and $0, respectively)	25	—	25	—
Total adjustments (a) (b)	60	788	151	2,241
Adjusted net income (loss) attributable to UGI Corporation	$12	$(1)	$693	$608

UGI CORPORATION AND SUBSIDIARIES

	Three Months Ended June 30,		Nine Months Ended June 30,
Adjusted diluted earnings per share	2024	2023	2024	2023
Utilities	$0.06	$0.05	$1.18	$1.08
Midstream & Marketing	0.10	0.10	1.09	0.76
UGI International	0.19	0.06	0.99	0.69
AmeriGas Propane	(0.17)	(0.17)	0.08	0.40
Corporate & Other (a)	(0.41)	(3.80)	(0.82)	(10.71)
Diluted (loss) earnings per share (c)	(0.23)	(3.76)	2.52	(7.78)
Net (gains) losses on commodity derivative instruments not associated with current-period transactions (c)	(0.14)	0.55	(0.31)	6.34
Unrealized losses on foreign currency derivative instruments	—	0.01	0.06	0.18
Loss associated with impairment of AmeriGas Propane goodwill	—	3.14	—	3.14
Loss on extinguishments of debt	0.02	0.03	0.02	0.03
Business transformation expenses	—	0.01	—	0.02
AmeriGas operations enhancement for growth project	0.04	0.02	0.09	0.07
Restructuring costs	0.03	—	0.17	—
Costs associated with exit of UGI International energy marketing business	0.01	—	0.32	0.81
Impairment of held-for-sale assets	0.21	—	0.21	—
Impairment of assets	—	—	0.02	—
Impairment associated with equity method investments	0.12	—	0.12	—
Total adjustments (a)	0.29	3.76	0.70	10.59
Adjusted diluted earnings per share (c)	$0.06	$—	$3.22	$2.81

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
(c)The loss per share for the three months ended June 30, 2024 and nine months ended June 30, 2023, was determined excluding the effect of 3.82 million and 6.22 million dilutive shares, respectively, as the impact of such shares would have been antidilutive due to the net loss for the periods. The adjusted earnings per share for the three months ended June 30, 2024 and nine months ended June 30, 2023, was determined based upon fully diluted shares of 214.50 million and 216.03 million, respectively.

2024 three-month period compared with 2023 three-month period

Discussion. Net loss attributable to UGI Corporation for the 2024 three-month period was $48 million (equal to $0.23 loss per diluted share) compared to $789 million (equal to $3.76 loss per diluted share) for the 2023 three-month period. These results include net gains (losses) from changes in unrealized commodity derivative instruments and certain foreign currency derivative instruments of $33 million and $(116) million during the 2024 and 2023 three-month periods, respectively. The higher gains from changes in commodity derivative instruments during the 2024 three-month period principally reflects significantly less volatility in commodity energy prices following unprecedented volatility in such prices during the 2023 three-month period and the effects of significantly lower energy marketing activities in Europe resulting from the exit of substantially all of UGI International’s energy marketing business.

Net loss attributable to UGI Corporation during the 2024 three-month period also includes (1) a $45 million impairment of assets held-for-sale associated with UGID; (2) a $25 million impairment associated with equity method investments at UGI International; (3) external advisory fees of $9 million associated with AmeriGas operations enhancement for growth project; (4) restructuring costs of $7 million, largely attributable to a reduction in workforce and related costs, primarily at UGI

UGI CORPORATION AND SUBSIDIARIES
International; (5) loss on extinguishments of debt of $5 million, primarily at AmeriGas Propane; and (6) $2 million of costs associated with the exit of our UGI International energy marketing business in Europe.

Net loss attributable to UGI Corporation during the 2023 three-month period also includes (1) a $660 million loss associated with impairment of AmeriGas Propane goodwill; (2) loss on extinguishments of debt of $7 million at AmeriGas Propane; (3) external advisory fees of $4 million associated with AmeriGas operations enhancement for growth project; and (4) business transformation expenses of $1 million associated with corporate support functions.

Adjusted net income attributable to UGI Corporation for the 2024 three-month period was $12 million (equal to $0.06 per diluted share) compared to adjusted net loss of $1 million (equal to $0.00 per diluted share) for the 2023 three-month period. The increase in adjusted net income attributable to UGI Corporation during the 2024 three-month period reflects higher earnings contributions primarily from our UGI International segment and, to a much lesser extent, our Utilities segment. The earnings contribution from the Midstream & Marketing and AmeriGas Propane segments were comparable to the prior-year period. During the 2024 three-month period, temperatures in most of our segments were significantly warmer than the prior-year period.

Utilities’ adjusted net income attributable to UGI Corporation increased $3 million in the 2024 three-month period compared to the prior-year period. The increase was largely attributable to higher total margin due in large part to increases in base rates at PA Gas Utility, Mountaineer and Electric Utility during Fiscal 2024.

Midstream & Marketing’s adjusted net income attributable to UGI Corporation in the 2024 three-month period was comparable to the prior-year period as slightly lower total margin was largely offset by lower operating and administrative expenses.
UGI International’s adjusted net income attributable to UGI Corporation increased $26 million in the 2024 three-month period, reflecting higher total margin from our LPG business that benefited from higher average unit margin attributable to strong margin management efforts, lower operating and administrative expenses and higher other income.
AmeriGas Propane’s adjusted net loss attributable to UGI Corporation increased $1 million in the 2024 three-month period as lower total margin, primarily resulting from lower retail propane volumes sold and lower average retail propane unit margins, was largely offset by lower operating and administrative expenses.
2024 nine-month period compared with 2023 nine-month period

Discussion. Net income attributable to UGI Corporation for the 2024 nine-month period was $542 million (equal to $2.52 per diluted share) compared to net loss attributable to UGI Corporation of $1,633 million (equal to $7.78 loss per diluted share) for the 2023 nine-month period. These results include net gains (losses) from changes in unrealized commodity derivative instruments and certain foreign currency derivative instruments of $53 million and $(1,386) million during the 2024 and 2023 nine-month periods, respectively. The higher gains from changes in commodity derivative instruments during the 2024 nine-month period, principally reflects significantly less volatility in commodity energy prices in Europe following unprecedented volatility in such prices during the 2023 nine-month period and the effects of significantly lower energy marketing activities in Europe resulting from the exit of substantially all of UGI International’s energy marketing business.

Net income attributable to UGI Corporation during the 2024 nine-month period also includes (1) $68 million of costs associated with the exit of our UGI International energy marketing business in Europe, principally reflecting wind-down activities in the Netherlands and the loss on the sale of the energy marketing business located in France; (2) a $45 million impairment of assets held for sale associated with UGID; (3) restructuring costs of $37 million largely attributable to a reduction in workforce and related costs, primarily at UGI International; (4) a $25 million impairment associated with equity method investments at UGI International; (5) external advisory fees of $19 million associated with AmeriGas operations enhancement for growth project; (6) loss on extinguishments of debt of $5 million, primarily at AmeriGas Propane; and (7) an impairment of assets of $5 million at UGI International.

Net loss attributable to UGI Corporation during the 2023 nine-month period also includes (1) a $660 million loss associated with impairment of AmeriGas Propane goodwill; (2) $170 million of costs associated with the exit of our UGI International energy marketing business in Europe, principally reflecting the loss on the sale of the energy marketing business located in the U.K. and an impairment of assets; (3) external advisory fees of $14 million associated with AmeriGas operations enhancement for growth project; (4) loss on extinguishments of debt of $7 million at AmeriGas Propane; and (5) business transformation expenses of $4 million associated with corporate support functions.

UGI CORPORATION AND SUBSIDIARIES
Adjusted net income attributable to UGI Corporation for the 2024 nine-month period was $693 million (equal to $3.22 per diluted share) compared to $608 million (equal to $2.81 per diluted share) for the 2023 nine-month period. The increase in adjusted net income attributable to UGI Corporation for the 2024 nine-month period reflects higher earnings contributions from the Midstream & Marketing, UGI International and Utilities segments, partially offset by lower earnings contributions from the AmeriGas Propane segment. During the 2024 nine-month period, temperatures in all of our segments were warmer than the prior-year period.

Utilities’ adjusted net income attributable to UGI Corporation increased $20 million in the 2024 nine-month period. The increase was largely attributable to higher total margin due in large part to increases in base rates at PA Gas Utility, Mountaineer and Electric Utility during Fiscal 2024, increases in DSIC revenues and the implementation of the weather normalization adjustments for PA Gas Utility (effective November 2022).

Midstream & Marketing’s adjusted net income attributable to UGI Corporation increased $69 million in the 2024 nine-month period. The increase is primarily attributable to higher total margin from natural gas marketing activities and lower income taxes reflecting higher investment tax credits in the 2024 nine-month period.

UGI International’s adjusted net income attributable to UGI Corporation increased $63 million in the 2024 nine-month period. The increase is mainly attributable to higher margin contributions from our LPG business, principally reflecting the benefit from higher average unit margins attributable to strong margin management efforts and lower operating and administrative expenses.

AmeriGas Propane’s adjusted net income attributable to UGI Corporation decreased $70 million in the 2024 nine-month period. The decrease principally reflects lower total margin, largely attributable to lower retail propane volumes sold, partially offset by the benefit of higher average retail propane unit margins, and lower operating and administrative expenses in the 2024 nine-month period.

SEGMENT RESULTS OF OPERATIONS

2024 Three-Month Period Compared with the 2023 Three-Month Period
Utilities

For the three months ended June 30,	2024	2023	Increase (Decrease)
(Dollars in millions)
Revenues	$257	$278	$(21)	(8)%
Total margin (a)	$164	$156	$8	5%
Operating and administrative expenses (a)	$86	$87	$(1)	(1)%
Operating income	$37	$32	$5	16%
Earnings before interest expense and income taxes	$39	$34	$5	15%
Gas Utility system throughput—bcf
Core market	12	12	—	—%
Total	78	77	1	1%
Electric Utility distribution sales - gwh	225	209	16	8%
Gas Utility heating degree days—% (warmer) than normal (b)	(26.1)%	(11.2)%	—	—
(a)Total margin represents revenues less cost of sales and revenue-related taxes (i.e., gross receipts and business and occupation taxes) of $4 million each during the 2024 and 2023 three-month periods. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating and administrative expenses presented above).
(b)Deviation from average heating degree days is determined on a 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for airports located within Gas Utility’s service territories.

Temperatures in Gas Utility’s service territories during the 2024 three-month period were 26.1% warmer than normal and 16.6% warmer than the prior-year period. Gas Utility core market volumes during the 2024 three-month period were comparable to the prior-year period as growth in the core market customers were largely offset by the impact from the significantly warmer weather. Total Gas Utility volume increased 1% during the 2024 three-month period, primarily reflecting

UGI CORPORATION AND SUBSIDIARIES
higher large firm delivery service volumes. The increase in Electric Utility distribution sales volumes is primarily attributable to an increase in cooling degree days during the 2024 three-month period and, to a lesser extent, customer growth.
Utilities revenues decreased $21 million in the 2024 three-month period substantially due to lower Gas Utility revenues. The decrease in Gas Utility revenues was largely attributable to lower PGC and PGA rates reflecting lower natural gas costs. These decreases were partially offset by the effects of increases in base rates for PA Gas Utility (effective October 1, 2023) and Mountaineer (effective January 1, 2024) and increase in DSIC revenues. Electric Utility revenues increased slightly during the 2024 three-month period, largely reflecting higher base rates and sales volumes, partially offset by lower DS rates.

Utilities cost of sales decreased $29 million in the 2024 three-month period substantially due to lower Gas Utility cost of sales, reflecting lower PGC and PGA rates. Electric Utility cost of sales during the 2024 three-month period was comparable to the prior-year period as the effects of the higher sales volumes were offset by the lower DS rates.

Utilities total margin increased $8 million during the 2024 three-month period primarily attributable to higher Gas Utility total margin ($5 million), mainly reflecting the effects of increases in base rates for PA Gas Utility (effective October 1, 2023) and Mountaineer (effective January 1, 2024), increases in DSIC revenue and the impacts from growth in the core market customers. Electric Utility margin increased $3 million during the 2024 three-month period mainly reflecting the increase in base rates effective October 1, 2023 and, to a lesser extent, the higher sales volumes.

Utilities operating income and earnings before interest expense and income taxes each increased $5 million during the 2024 three-month period. These increases largely reflect the previously mentioned increase in total margin ($8 million), partially offset by higher depreciation expense ($4 million). Operating and administrative expenses were slightly lower compared to the prior-year period, reflecting lower uncollectible accounts expenses and contract labor costs. The higher depreciation expense compared to the prior-year period reflects the effects of continued distribution system capital expenditure activity.

Midstream & Marketing

For the three months ended June 30,	2024	2023	Increase (Decrease)
(Dollars in millions)
Revenues	$253	$279	$(26)	(9)%
Total margin (a)	$86	$87	$(1)	(1)%
Operating and administrative expenses	$30	$31	$(1)	(3)%
Operating income	$41	$40	$1	3%
Earnings before interest expense and income taxes	$43	$41	$2	5%
(a)Total margin represents revenues less cost of sales.

Average temperatures across Midstream & Marketing’s energy marketing territory during the 2024 three-month period were 23.5% warmer than normal and 18.3% warmer than the prior-year period.

Midstream & Marketing revenues decreased $26 million compared to the prior-year period, primarily reflecting lower revenues from natural gas marketing activities ($29 million), including the effects of peaking and capacity management activities, that were primarily impacted by lower natural gas prices. The decrease was slightly offset by lower revenues related to retail power marketing activities.

Midstream & Marketing cost of sales decreased $25 million compared to the prior-year period, primarily reflecting lower natural gas costs ($22 million) related to the previously mentioned natural gas marketing activities.

Midstream & Marketing total margin was comparable to the prior-year period as higher storage and natural gas pipeline gathering margin was offset by lower total margin from natural gas marketing activities, reflecting the effects of lower capacity management margin.

Midstream & Marketing operating income and earnings before interest expense and income taxes during the 2024 three-month period were comparable to the prior-year period as slightly lower total margin was more than offset by slightly lower operating and administrative expenses and other operating income.

UGI CORPORATION AND SUBSIDIARIES
UGI International

For the three months ended June 30,	2024	2023	Increase (Decrease)
(Dollars in millions)
Revenues	$455	$611	$(156)	(26)%
Total margin (a)	$211	$193	$18	9%
Operating and administrative expenses	$138	$157	$(19)	(12)%
Operating income	$57	$21	$36	171%
Earnings before interest expense and income taxes	$57	$22	$35	159%
LPG retail gallons sold (millions)	152	158	(6)	(4)%
Heating degree days—% (warmer) than normal (b)	(10.0)%	(9.8)%	—	—
(a)Total margin represents revenues less cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data at locations in our UGI International service territories.

Average temperatures during the 2024 three-month period were 10.0% warmer than normal and 2.8% warmer than the prior-year period. Total LPG retail gallons sold during the 2024 three-month period were 4% lower than in the prior-year period largely due to the effects of the warmer weather and lower growth from natural gas conversions to LPG.

UGI International base-currency results are translated into USD based upon exchange rates experienced during the reporting periods. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During the 2024 and 2023 three-month periods, the average unweighted euro-to-USD translation rates were approximately $1.08 and $1.09, respectively, and the average unweighted British pound sterling-to-USD translation rates were approximately $1.26 and $1.25, respectively. Fluctuations in these foreign currency exchange rates can have a significant impact on the individual financial statement components discussed below. The Company uses forward foreign currency exchange contracts entered into over multi-year periods to reduce the volatility in earnings that may result from such changes in foreign currency exchange rates. Net realized gains (losses) on these forward foreign currency exchange contracts did not have a material impact on either of the three-month periods.

Average wholesale prices for propane and butane during the 2024 three-month period in northwest Europe were each approximately 16% higher compared with the prior-year period. UGI International revenues and cost of sales decreased $156 million and $174 million, respectively, during the 2024 three-month period compared to the prior-year period. The decrease in revenues and cost of sales principally reflects significantly lower energy marketing activities during the 2024 three-month period resulting from the exit of substantially all of UGI International’s energy marketing business in Belgium, France and the Netherlands. The decrease in revenues from the energy marketing business was partially offset by the effects of LPG price increases across Europe. The decrease in cost of sales was also attributable to lower LPG volumes sold.

UGI International total margin increased $18 million during the 2024 three-month period primarily reflecting higher margin contributions from our LPG business and, to a lesser extent, our energy marketing activities. The higher margin contribution from our LPG business reflects the effects of higher average unit margins attributable to strong margin management efforts. The higher margin contributions from our energy marketing activities result from the impact of the aforementioned exit of substantially all of UGI International’s energy marketing business.

UGI International operating income and earnings before interest expense and income taxes increased $36 million and $35 million, respectively, during the 2024 three-month period. The increase in operating income principally reflects lower operating and administrative expenses ($19 million), the previously mentioned $18 million increase in total margin and higher gains associated with sales of assets ($6 million), partially offset by lower other operating income ($5 million). The lower operating and administrative expenses in the 2024 three-month period primarily reflects lower personnel and maintenance expenses, partially offset by the effects of inflationary increases. The increase in earnings before interest expense and income taxes in the 2024 three-month period largely reflects the $36 million increase in operating income.

UGI CORPORATION AND SUBSIDIARIES
AmeriGas Propane

For the three months ended June 30,	2024	2023	(Decrease)
(Dollars in millions)
Revenues	$445	$514	$(69)	(13)%
Total margin (a)	$228	$263	$(35)	(13)%
Operating and administrative expenses	$219	$236	$(17)	(7)%
Operating (loss)/(loss) before interest expense and income taxes	$(27)	$(8)	$(19)	238%
Retail gallons sold (millions)	142	163	(21)	(13)%
Heating degree days—% (warmer) colder than normal (b)	(5.5)%	4.2%	—	—
(a)Total margin represents total revenues less total cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for 344 regions in the U.S., excluding Alaska and Hawaii.

Average temperatures during the 2024 three-month period were 5.5% warmer than normal and 8.7% warmer than the prior-year period. Total retail gallons sold decreased 13% during the 2024 three-month period primarily due to continuing customer attrition and the effects of the warmer weather.

Average daily wholesale propane commodity prices during the 2024 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 12% higher than such prices during the 2023 three-month period. Total revenues decreased $69 million during the 2024 three-month period largely reflecting the lower retail volumes sold ($55 million), lower wholesale revenues ($6 million) and the effects of lower average retail propane selling prices ($5 million).

Total cost of sales decreased $34 million during the 2024 three-month period largely reflecting the lower retail propane volumes sold ($26 million) and the lower wholesale cost of sales ($5 million).

Total margin decreased $35 million in the 2024 three-month period largely attributable to the lower retail propane volumes sold ($28 million) and lower average retail propane unit margins ($5 million).

Operating loss and loss before interest expense and income taxes increased $19 million during the 2023 three-month period, primarily reflecting the decrease in total margin ($35 million), partially offset by lower operating and administrative expenses ($17 million). The decrease in operating and administrative expenses reflects, among other things, lower compensation expenses and advertising expenses.

Interest Expense and Income Taxes

Our consolidated interest expense during the 2024 three-month period was comparable to the prior-year period as the impact from lower average credit agreement borrowings outstanding during the 2024 three-month period was largely offset by slightly higher total interest expense on long-term debt.

The increase in the Company’s income tax rate for the 2024 three-month period was principally related to the effects of establishing a full valuation allowance against current year losses in the Netherlands, partially offset by an increase in investment tax credits mainly at our Midstream & Marketing segment.

The Company continues to evaluate the elections available under current regulations and pending legislation. Accordingly, the impacts on the Company’s income tax provisions and taxes payable or refundable related to these items are subject to change.

UGI CORPORATION AND SUBSIDIARIES
2024 Nine-Month Period Compared with the 2023 Nine-Month Period

Utilities

For the nine months ended June 30,	2024	2023	Increase (Decrease)
(Dollars in millions)
Revenues	$1,396	$1,644	$(248)	(15)%
Total margin (a)	$792	$750	$42	6%
Operating and administrative expenses (a)	$271	$275	$(4)	(1)%
Operating income	$396	$361	$35	10%
Earnings before interest expense and income taxes	$400	$367	$33	9%
Gas Utility system throughput—bcf
Core market	87	90	(3)	(3)%
Total	303	296	7	2%
Electric Utility distribution sales - gwh	732	712	20	3%
Gas Utility heating degree days—% (warmer) than normal (b)	(15.5)%	(11.6)%	—	—
(a)Total margin represents revenues less cost of sales and revenue-related taxes (i.e., gross receipts and business and occupation taxes) of $20 million and $21 million during the 2024 and 2023 nine-month periods, respectively. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating and administrative expenses presented above).
(b)Deviation from average heating degree days is determined on a 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for airports located within Gas Utility’s service territories.

Temperatures in Gas Utility’s service territories during the 2024 nine-month period were 15.5% warmer than normal and 4.1% warmer than the prior-year period. The decrease in Gas Utility core market volumes during the 2024 nine-month period is largely related to the warmer weather, partially offset by growth in the core market customers. Total Gas Utility volume increased 2% during the 2024 nine-month period, notwithstanding the decrease in core market volumes, primarily reflecting higher large firm delivery service volumes. The increase in Electric Utility distribution sales volumes is primarily attributable to customer growth.
Utilities revenues decreased $248 million in the 2024 nine-month period, reflecting lower Gas Utility revenues. The decrease in Gas Utility revenues was largely attributable to lower PGC and PGA rates reflecting lower natural gas costs and, to a lesser extent, the lower core market volumes and lower off-system sales. These decreases were partially offset by the effects of increases in base rates for PA Gas Utility (effective October 1, 2023) and Mountaineer (effective January 1, 2024) and the effects of the weather normalization adjustments for PA Gas Utility (effective November 1, 2022). Electric Utility revenues slightly increased during the 2024 nine-month period, largely reflecting higher base rates and sales volumes, partially offset by lower DS rates.

Utilities cost of sales decreased $290 million in the 2024 nine-month period primarily attributable to Gas Utility ($283 million) mainly reflecting lower PGC and PGA rates, the lower core market volumes and, to a lesser extent, lower cost of sales associated with off-system sales. Electric Utility cost of sales decreased $7 million during the 2024 nine-month period largely reflecting the lower DS rates, partially offset by higher sales volumes.

Utilities total margin increased $42 million during the 2024 nine-month period primarily attributable to higher Gas Utility total margin ($33 million), notwithstanding the warmer weather, mainly reflecting the increases in DSIC revenues, the effects of increases in base rates for PA Gas Utility (effective October 1, 2023) and Mountaineer (effective January 1, 2024) and the effects of the weather normalization adjustments for PA Gas Utility (effective November 1, 2022) and the impacts from growth in the core market customers. Electric Utility margin increased $9 million during the 2024 nine-month period, mainly reflecting the increase in base rates effective October 1, 2023 and the higher sales volumes.

Utilities operating income and earnings before interest expense and income taxes increased $35 million and $33 million, respectively, during the 2024 nine-month period. These increases largely reflect the previously mentioned increase in total margin ($42 million) and, to a lesser extent, lower operating and administrative expenses ($4 million), partially offset by higher depreciation expense ($12 million). The slightly lower operating and administrative expenses principally reflect lower

UGI CORPORATION AND SUBSIDIARIES
uncollectible accounts expenses, contract labor costs and maintenance expenses. The higher depreciation expense compared to the prior-year period reflects the effects of continued distribution system capital expenditure activity.

Midstream & Marketing

For the nine months ended June 30,	2024	2023	Increase (Decrease)
(Dollars in millions)
Revenues	$1,130	$1,586	$(456)	(29)%
Total margin (a)	$441	$401	$40	10%
Operating and administrative expenses	$90	$95	$(5)	(5)%
Operating income	$291	$249	$42	17%
Earnings before interest expense and income taxes	$298	$253	$45	18%
(a)Total margin represents revenues less cost of sales.

Average temperatures across Midstream & Marketing’s energy marketing territory during the 2024 nine-month period were 13.2% warmer than normal and 4.8% warmer than the prior-year period.

Midstream & Marketing revenues decreased $456 million compared to the prior-year period, primarily reflecting lower revenues from natural gas marketing activities ($439 million), including the effects of peaking and capacity management activities, that were primarily impacted by lower natural gas prices and lower volumes resulting from the warmer weather. The decrease also reflects, to a much lesser extent, lower revenues from renewable energy ($18 million).

Midstream & Marketing cost of sales decreased $496 million compared to the prior-year period, primarily reflecting lower natural gas costs ($483 million) related to the previously mentioned natural gas marketing activities and, to a much lesser extent, lower cost of sales related to renewable energy ($11 million).

Midstream & Marketing total margin increased $40 million compared to the prior-year period, primarily reflecting higher margins from natural gas marketing activities ($44 million), mainly resulting from the effects of higher capacity management activities, partially offset by lower total margin from renewable energy ($7 million).

Midstream & Marketing operating income and earnings before interest expense and income taxes during the 2024 nine-month period increased $42 million and $45 million, respectively, compared to the prior-year period. The increase in operating income is largely attributable to the higher total margin and, to a lesser extent, lower operating and administrative expense ($5 million). The lower operating and administrative expenses during the 2024 nine-month period primarily reflects lower salary and benefits expenses and maintenance expenses. The increase in earnings before interest expense and income taxes principally reflects the increase in operating income and, to a much lesser extent, slightly higher income from equity investees ($3 million).

UGI International

For the nine months ended June 30,	2024	2023	Increase (Decrease)
(Dollars in millions)
Revenues	$1,853	$2,436	$(583)	(24)%
Total margin (a)	$795	$723	$72	10%
Operating and administrative expenses	$440	$471	$(31)	(7)%
Operating income	$294	$197	$97	49%
Earnings before interest expense and income taxes	$305	$216	$89	41%
LPG retail gallons sold (millions)	587	585	2	—%
Heating degree days—% (warmer) than normal (b)	(12.3)%	(9.1)%	—	—
(a)Total margin represents revenues less cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data at locations in our UGI International service territories.

Average temperatures during the 2024 nine-month period were 12.3% warmer than normal and 4.1% warmer than the prior-year period. Notwithstanding the warmer weather, total LPG retail gallons sold during the 2024 nine-month period slightly

UGI CORPORATION AND SUBSIDIARIES
increased compared to the prior-year period, largely attributable to growth from natural gas conversions to LPG and higher auto gas volumes sold, partially offset by warmer weather and lower cylinder volumes.

UGI International base-currency results are translated into USD based upon exchange rates experienced during the reporting periods. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During the 2024 and 2023 nine-month periods, the average unweighted euro-to-USD translation rates were approximately $1.08 and $1.06, respectively, and the average unweighted British pound sterling-to-USD translation rates were approximately $1.26 and $1.21, respectively. Fluctuations in these foreign currency exchange rates can have a significant impact on the individual financial statement components discussed below. The Company uses forward foreign currency exchange contracts entered into over multi-year periods to reduce the volatility in earnings that may result from such changes in foreign currency exchange rates. These forward foreign currency exchange contracts resulted in net realized gains of $12 million and $16 million in the 2024 and 2023 nine-month periods, respectively.

Average wholesale prices for propane and butane during the 2024 nine-month period in northwest Europe were approximately 6% and 8% lower, respectively, compared with the prior-year period. UGI International revenues and cost of sales decreased $583 million and $655 million, respectively, during the 2024 nine-month period compared to the prior-year period. The decrease in revenues and cost of sales principally reflects significantly lower energy marketing activities during the 2024 nine-month period resulting from the exit of substantially all of UGI International’s energy marketing business in Belgium, France and the Netherlands in Fiscal 2024. The decrease in revenues from the energy marketing activities was partially offset by the translation effects of the stronger foreign currencies (approximately $46 million) and LPG price increases across Europe. The decrease in cost of sales was also attributable to lower LPG product costs, partially offset by the translation effects of the stronger foreign currencies (approximately $28 million).

UGI International total margin increased $72 million during the 2024 nine-month period primarily reflecting higher margin contributions primarily from our LPG business, the translation effects of the stronger foreign currencies (approximately $18 million) and, to a much lesser extent, higher margin contributions from our energy marketing activities. The higher margin from our LPG business reflects the effects of higher average unit margins attributable to strong margin management efforts. The slightly higher margin from our energy marketing activities primarily reflects the impact of the aforementioned exit of substantially all of UGI International’s energy marketing business.

UGI International operating income and earnings before interest expense and income taxes increased $97 million and $89 million, respectively, during the 2024 nine-month period. The increase in operating income principally reflects the previously mentioned $72 million increase in total margin and lower operating and administrative expenses ($31 million), partially offset by lower foreign currency transaction gains ($8 million). The lower operating and administrative expenses in the 2024 nine-month period primarily reflects lower personnel and maintenance expenses in our LPG business and a decline in energy marketing-related operating expenses, partially offset by the effects of inflationary increases and the translation effects of the stronger foreign currencies (approximately $10 million). The increase in earnings before interest expense and income taxes in the 2024 nine-month period largely reflects the $97 million increase in operating income, partially offset by lower realized gains on foreign currency exchange contracts entered into in order to reduce volatility in UGI International earnings resulting from the effects of changes in foreign currency exchange rates ($4 million).
AmeriGas Propane

For the nine months ended June 30,	2024	2023	(Decrease)
(Dollars in millions)
Revenues	$1,869	$2,147	$(278)	(13)%
Total margin (a)	$1,007	$1,080	$(73)	(7)%
Operating and administrative expenses	$720	$734	$(14)	(2)%
Operating income/earnings before interest expense and income taxes	$182	$240	$(58)	(24)%
Retail gallons sold (millions)	609	678	(69)	(10)%
Heating degree days—% (warmer) colder than normal (b)	(7.8)%	0.5%	—	—
(a)Total margin represents total revenues less total cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for 344 regions in the U.S., excluding Alaska and Hawaii.

UGI CORPORATION AND SUBSIDIARIES
Average temperatures during the 2024 nine-month period were 7.8% warmer than normal and 7.8% warmer than the prior-year period. Total retail gallons sold decreased 10% during the 2024 nine-month period primarily due to continuing customer attrition and the effects of the warmer weather.

Average daily wholesale propane commodity prices during the 2024 nine-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 1% lower than such prices during the 2023 nine-month period. Total revenues decreased $278 million during the 2024 nine-month period largely reflecting the lower retail volumes sold ($184 million), lower wholesale revenues ($51 million) and the effects of lower average retail propane selling prices ($34 million).

Total cost of sales decreased $205 million during the 2024 nine-month period largely reflecting the lower retail propane volumes sold ($90 million), the lower retail propane product costs ($53 million) and lower wholesale cost of sales ($49 million).

Total margin decreased $73 million in the 2024 nine-month period largely attributable to the lower retail propane volumes sold ($95 million), partially offset by higher average retail propane unit margins ($20 million).

Operating income and earnings before interest expense and income taxes each decreased $58 million during the 2024 nine-month period primarily reflecting the decrease in total margin ($73 million), partially offset by lower operating and administrative expenses ($14 million). The decrease in operating and administrative expenses reflects, among other things, lower advertising expenses and lower compensation expenses, partially offset by higher vehicle expenses.

Interest Expense and Income Taxes

Our consolidated interest expense during the 2024 nine-month period was $296 million compared to $281 million during the 2023 nine-month period. The increase largely reflects higher total long-term debt interest expense including the effects of higher average long-term debt outstanding at Utilities and Midstream & Marketing and a higher average interest rate on UGI International long-term debt, partially offset by lower average long-term debt outstanding at AmeriGas Propane. The increase in long-term debt interest expense was partially offset by lower short-term debt interest expense principally reflecting the effects of lower average credit agreement borrowings during the 2024 nine-month period.

The increase in the Company’s income tax rate for the 2024 nine-month period was principally related to the effects of establishing a full valuation allowance against current year losses in the Netherlands, partially offset by an increase in investment tax credits mainly at our Midstream & Marketing segment.

The Company continues to evaluate the elections available under current regulations and pending legislation. Accordingly, the impacts on the Company’s income tax provisions and taxes payable or refundable related to these items are subject to change.

FINANCIAL CONDITION AND LIQUIDITY

The Company expects to have sufficient liquidity including cash on hand and available borrowing capacity, to continue to support long-term commitments and ongoing operations despite uncertainties associated with the previously mentioned ongoing global macroeconomic conditions. Our total available liquidity balance, comprising cash and cash equivalents and available borrowing capacity on our revolving credit facilities, totaled approximately $1.9 billion and $1.6 billion at June 30, 2024 and September 30, 2023, respectively. As of June 30, 2024, “Current maturities of long-term debt” on the Condensed Consolidated Balance Sheet principally comprises (1) $218 million outstanding principal balance of the AmeriGas Partners, 5.50% Senior Notes, maturing May 2025 and (2) $51 million outstanding principal balance representing a portion of borrowings outstanding under the UGI Corporation Credit Facility Agreement, maturing May 2025. Except as noted, the Company does not have any senior notes or term loans maturing in the next twelve months. The Company cannot predict the duration or total magnitude of the uncertain macroeconomic conditions mentioned above and the total effects they will have on its liquidity, debt covenants, financial condition or the timing of capital expenditures. UGI and its subsidiaries were in compliance with its debt covenants as of June 30, 2024.
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

UGI CORPORATION AND SUBSIDIARIES
contractual and projected cash commitments. Issuances of debt and equity securities in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

The primary sources of UGI’s cash and cash equivalents are the dividends and other cash payments made to UGI or its corporate subsidiaries by its principal business units. Our cash and cash equivalents totaled $183 million at June 30, 2024, compared with $241 million at September 30, 2023. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, at June 30, 2024 and September 30, 2023, UGI had $80 million and $51 million of cash and cash equivalents, respectively. Such cash is available to pay dividends and interest on long-term debt and for investment purposes.

Long-term Debt and Credit Facilities

Long-term Debt

The Company’s debt outstanding at June 30, 2024 and September 30, 2023, comprises the following:

	June 30, 2024						September 30, 2023
(Millions of dollars)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corp & Other	Total	Total
Short-term borrowings	$99	$—	$198	$50	$—	$347	$649

Long-term debt (including current maturities):
Senior notes	$1,755	$—	$429	$1,887	$700	$4,771	$4,329
Term loans	124	788	322	—	515	1,749	1,967
Other long-term debt	19	41	13	—	40	113	351
Unamortized debt issuance costs	(7)	(15)	(7)	(10)	(20)	(59)	(47)
Total long-term debt	$1,891	$814	$757	$1,877	$1,235	$6,574	$6,600
Total debt	$1,990	$814	$955	$1,927	$1,235	$6,921	$7,249

Credit Facilities

Additional information related to the Company’s credit agreements can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 6 to Consolidated Financial Statements in the Company’s 2023 Annual Report.

UGI CORPORATION AND SUBSIDIARIES
Information about the Company’s principal credit agreements (excluding the Receivables Facility discussed below) as of June 30, 2024 and 2023, is presented in the table below.

(Currency in millions)	Total Capacity	Borrowings Outstanding	Letters of Credit and Guarantees Outstanding	Available Borrowing Capacity
As of June 30, 2024
AmeriGas OLP (c)	$400	$50	$2	$348
UGI International, LLC (a)	€500	€185	€—	€315
Energy Services	$300	$—	$—	$300
UGI Utilities	$375	$35	$—	$340
Mountaineer	$150	$64	$—	$86
UGI Corporation (b)	$300	$40	$—	$260
As of June 30, 2023
AmeriGas OLP	$600	$—	$2	$598
UGI International, LLC (a)	€500	€225	€—	€275
Energy Services	$260	$25	$—	$235
UGI Utilities	$425	$108	$—	$317
Mountaineer	$150	$58	$—	$92
UGI Corporation (b)	$300	$283	$—	$17
(a)Permits UGI International, LLC to borrow in euros or USD. At June 30, 2024 and 2023, the amount borrowed consisted of euro-denominated borrowings equivalent to $198 million and $245 million, respectively.
(b)Borrowings outstanding have been classified as “Long-term debt” on the Condensed Consolidated Balance Sheets.
(c)Terminated in August 2024, concurrent with entering into the AmeriGas Senior Secured Revolving Credit Facility (see additional information below under AmeriGas Senior Secured Revolving Credit Facility).

The average daily and peak short-term borrowings under the Company’s principal credit agreements are as follows:

	For the nine months ended		For the nine months ended
	June 30, 2024		June 30, 2023
(Millions of dollars or euros)	Average	Peak	Average	Peak
AmeriGas OLP	$7	$157	$105	$242
UGI International, LLC	€175	€229	€194	€300
Energy Services	$20	$62	$9	$82
UGI Utilities	$139	$316	$202	$340
Mountaineer	$77	$104	$74	$101
UGI Corporation	$216	$289	$239	$292

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

UGI CORPORATION AND SUBSIDIARIES
a liability equal to the amount advanced by the bank. The Company records interest expense on amounts owed to the bank. Energy Services continues to service, administer and collect trade receivables on behalf of the bank, as applicable.

At June 30, 2024, the outstanding balance of ESFC trade receivables was $54 million, none of which were sold to the bank. At June 30, 2023, the outstanding balance of ESFC trade receivables was $62 million, $45 million of which was sold to the bank. During the nine months ended June 30, 2024 and 2023, peak sales of receivables were $97 million and $150 million, respectively, and average daily amounts sold were $29 million and $44 million, respectively.

Significant Financing Activities

The following significant financing activities occurred during Fiscal 2024. See Note 8 to Condensed Consolidated Financial Statements for additional information on these transactions.

Utilities

Mountaineer Credit Agreement. In April 2024, Mountaineer entered into the fourth amendment to the Mountaineer Credit Agreement, which extends the maturity date of the agreement from November 2024 to December 2025.

UGI Utilities Senior Notes. In November 2023, UGI Utilities entered into a Note Purchase Agreement with a consortium of lenders. Pursuant to the Note Purchase Agreement, UGI Utilities issued (1) $25 million aggregate principal amount of 6.02% Senior Notes due November 30, 2030; (2) $150 million aggregate principal amount of 6.10% Senior Notes due November 30, 2033; and (3) $75 million aggregate principal amount of 6.40% Senior Notes due November 30, 2053. The net proceeds from these issuances were used to reduce short-term borrowings and for general corporate purposes.

UGI Utilities 2023 Credit Agreement. In November 2023, UGI Utilities entered into the UGI Utilities 2023 Credit Agreement providing for borrowings up to $375 million (including a $50 million sublimit for letters of credit and a $38 million sublimit for swingline loans). UGI Utilities may request an increase in the amount of loan commitments under the credit agreement to a maximum aggregate amount of $125 million. The credit agreement is scheduled to expire November 2028. Borrowings under the credit agreement may be used to refinance UGI Utilities existing indebtedness and for general corporate purposes and ongoing working capital needs of UGI Utilities.

Midstream & Marketing

Energy Services Term Loan Credit Agreement. In June 2024, Energy Services entered into the second amendment to the Energy Services Term Loan Credit Agreement. The Energy Services Term Loan Credit Agreement was amended primarily to amend the applicable margins on borrowings to 2.50% per annum for Term SOFR loans and 1.50% per annum for base rate loans.

Energy Services Credit Agreement. In May 2024, Energy Services entered into the fourth amendment to the UGI Energy Services Credit Agreement. The amended credit agreement provides for borrowings up to $300 million, including a $50 million sublimit for letters of credit. Borrowings under the credit agreement can be used for general corporate purposes and ongoing working capital needs of Energy Services and is scheduled to expire in May 2028.

UGI International

UGI International 2023 Credit Agreement. In June 2024, UGI International, LLC and its indirect wholly-owned subsidiary, UGI International Holdings B.V., entered into the first amendment to the UGI International 2023 Credit Agreement, which provides for the establishment and incorporation of specific key performance indicators with respect to Environmental, Social and Governance targets, whereby based on UGI International, LLC’s performance against the key performance indicators, certain adjustments of up to 0.05% in total to the applicable margin may be made.

AmeriGas Propane

AmeriGas Senior Secured Revolving Credit Facility. In August 2024, AmeriGas OLP entered into the AmeriGas Senior Secured Revolving Credit Facility, a five-year senior secured revolving credit facility maturing August 2029, providing for borrowings up to $200 million (including a $20 million sublimit for letters of credit). AmeriGas OLP may request an increase in the amount of loan commitments up to a maximum aggregate amount of $150 million. Borrowings under this credit facility were used to pay off borrowings under the 2022 AmeriGas OLP Credit Agreement and are available for general corporate purposes and ongoing working capital needs of AmeriGas OLP. Concurrently with entering into AmeriGas Senior Secured

UGI CORPORATION AND SUBSIDIARIES
Revolving Credit Facility, AmeriGas OLP terminated the 2022 AmeriGas OLP Credit Agreement and with it, eliminated the debt to EBITDA covenant ratio.

AmeriGas Partners Senior Notes. In June 2024, pursuant to an early tender offer, AmeriGas Partners and AmeriGas Finance Corp, repurchased $475 million aggregate principal amount of the 5.50% Senior Notes due May 2025. Cash on hand, a $315 million cash contribution from the Company and other sources of liquidity were used for the repurchase. Following the repurchase, $218 million aggregate principal amount of these senior notes remain outstanding at June 30, 2024.

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

UGI Corporation

UGI Corporation Senior Notes. In June 2024, UGI issued, in an underwritten private placement, an aggregate $700 million principal amount of 5.00% UGI Corporation Senior Notes due June 2028. The UGI Corporation Senior Notes are senior, unsecured obligations and rank equal in right of payment with our existing and future senior, unsecured indebtedness. Interest is payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2024, and will mature on June 1, 2028, unless earlier repurchased or converted. The net proceeds from the issuance of the UGI Corporation Senior Notes of approximately $682 million, after underwriters fees and other debt issuance costs, were used (1) to repay a portion of borrowings under the UGI Corporation Credit Facilities; (2) to make cash contribution of $315 million to the Partnership to repay a portion of its 5.50% Senior Notes as described above; and (3) for general corporate purposes.

The UGI Corporation Senior Notes are convertible subject to the occurrence of certain events and circumstances. Before March 1, 2028, noteholders will have the right to convert their notes only upon the occurrence of certain events. From and after March 1, 2028, holders of the UGI Corporation Senior Notes may convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. As of June 30, 2024, none of the events permitting the noteholders to convert their notes early occurred. Accordingly, the UGI Corporation Senior Notes are classified as “Long-term debt” on the Condensed Consolidated Balance Sheet at June 30, 2024.

Upon conversion, the Company will pay cash up to the aggregate principal amount of the UGI Corporation Senior notes. For the remainder of the amount in excess of the aggregate principal amount, if applicable, the Company will have the sole right to elect the settlement method upon conversion which can be either entirely in cash or in a combination of cash and shares of its common stock. The default settlement method as defined in the agreement is combination settlement with a specified dollar amount of $1,000 per $1,000 principal of the UGI Corporation Senior Notes, and any incremental value settled in shares of the Company’s common stock. The initial conversion rate is 36.2319 shares of the Company’s common stock per $1,000 principal amount of the UGI Corporation Senior Notes, which represents an initial conversion price of approximately $27.60 per share of the Company’s common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

The Company may not redeem the UGI Corporation Senior Notes at its option before maturity.

UGI Corporation Credit Facility Agreement. In April 2024, UGI entered into the fourth amendment to the UGI Corporation Credit Facility Agreement which, among other things, extends the maturity date of a substantial portion of the (1) $215 million delayed draw term loan facility, (2) $300 million term loan facility, (3) $250 million term loan facility, and (4) $300 million revolving credit facility to August 29, 2025.

Equity Units. In May 2021, the Company issued 2.2 million Equity Units with a total notional value of $220 million. Each Equity Unit had a stated amount of $100 and consisted of (i) a 10% undivided beneficial ownership interest in one share of Convertible Preferred Stock with a liquidation preference of $1,000 per share and (ii) a 2024 Purchase Contract. See Note 13 to the Consolidated Financial Statements in the Company’s 2023 Annual Report for additional information on the issuance of the Equity Units.

UGI CORPORATION AND SUBSIDIARIES
Pursuant to the terms of the Equity Units, in May 2024, the Company announced the unsuccessful final remarketing of its Convertible Preferred Stock. As a result, each holder of an Equity Unit received 2.2973 shares of UGI common stock, without par value, with cash paid in lieu of any fractional shares. During the third quarter of Fiscal 2024, the Company (i) made the final contract adjustment payment to settle the 2024 Purchase Contract in full; (ii) canceled the Convertible Preferred Stock; and (iii) in a non-cash transaction, converted the Equity Units into 5,054,030 shares of UGI Common Stock and issued the shares to the holders of the Equity Units under the 2024 Purchase Contract.

Dividends

On November 16, 2023, UGI’s Board of Directors declared a quarterly dividend equal to $0.375 per common share. The dividend was paid on January 1, 2024, to shareholders of record on December 15, 2023. On January 31, 2024, UGI’s Board of Directors declared a quarterly dividend of $0.375 per common share. The dividend was paid on April 1, 2024, to shareholders of record on March 15, 2024. On April 29, 2024, UGI’s Board of Directors declared a quarterly dividend of $0.375 per common share. The dividend was paid July 1, 2024, to shareholders of record on June 14, 2024. On August 7, 2024, UGI’s Board of Directors declared a quarterly dividend of $0.375 per common share. The dividend is payable October 1, 2024, to shareholders of record on September 16, 2024.

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

Operating Activities. Year-to-year variations in our cash flows from operating activities can be significantly affected by changes in operating working capital, especially during periods with significant changes in energy commodity prices. Cash flow provided by operating activities was $1,031 million in the 2024 nine-month period compared to cash provided by operating activities of $857 million in the 2023 nine-month period. Cash flow provided by operating activities before changes in operating working capital was $1,181 million in the 2024 nine-month period compared to $1,209 million in the 2023 nine-month period. Cash used to fund changes in operating working capital totaled $150 million in the 2024 nine-month period, a significant decrease compared to the $352 million of cash used to fund changes in operating working capital in the 2023 nine-month period. The prior-year period includes $489 million of derivative instrument collateral deposit net repayments principally at our UGI International and Midstream & Marketing segments compared to $7 million of such repayments in the 2024 nine-month period. The unusually high prior-year collateral deposit repayments were the result of significant declines in commodity energy prices during that period. The decrease in cash flow required to fund changes in operating working capital in the 2023 nine-month period also reflects, among other things, significantly lower cash from changes in inventories and accounts receivable largely offset by lower cash required to fund changes in accounts payable. These changes in operating working capital also reflect in part the impact on the prior-year amounts of significant declines in commodity energy prices in the prior-year period.

Investing Activities. Investing activity cash flow is principally affected by cash expenditures for property, plant and equipment; cash paid for acquisitions of businesses and assets; investments in equity method investees; and cash activity associated with dispositions of businesses and assets. Cash flow used by investing activities was $551 million in the 2024 nine-month period compared to $761 million in the 2023 nine-month period. Cash expenditures for property, plant and equipment were $530 million in the 2024 nine-month period compared with $670 million in the 2023 nine-month period principally reflecting lower cash capital expenditures at our Utilities segment and, to a lesser extent, at UGI International and AmeriGas Propane. Investments in equity method investments during the 2024 nine-month period principally reflects our continuing investments in renewable energy projects principally at Midstream & Marketing.

Financing Activities. Changes in cash flow from financing activities are primarily due to issuances and repayments of long-term debt; net short-term borrowings; dividends on UGI Common Stock; quarterly payments on outstanding Purchase Contracts; and issuances and repurchases of equity instruments.

Cash flow used by financing activities was $608 million in the 2024 nine-month period compared to cash flow used of $244 million in the 2023 nine-month period. The 2024 nine-month period includes the June 2024 issuance by UGI Corporation of the previously mentioned $700 million of the UGI Corporation Senior Notes and UGI Utilities issuance of $250 million principal amount of senior notes. Proceeds from the UGI Corporation Senior Notes were used to reduce amounts outstanding under UGI Corporation’s revolving credit facility, to repay its outstanding variable-rate amortizing term loan in the amount of $194

UGI CORPORATION AND SUBSIDIARIES
million, and to fund a capital contribution to the Partnership in the amount of $315 million which, along with other sources of liquidity, AmeriGas Partners used to repurchase $475 million aggregate principal amount of its 5.50% Senior Notes. Proceeds From the issuance of UGI Utilities’ senior notes in the 2024 nine-month period were used by UGI Utilities to reduce short-term borrowings and for general corporate purposes. The 2023 nine-month period includes the cash flow effects from entering into the UGI International 2023 Credit Agreement and the concurrent repayment of borrowings under the UGI International Credit Agreement (a predecessor agreement). The 2023 nine-month period cash flows from financing activities also includes the cash proceeds from the Energy Services Amended Term Loan Agreement entered into in February 2023 and the concurrent repayment of amounts outstanding under the Energy Services variable rate term loan, and the May 2023 issuance of $500 million principal amount of AmeriGas Partners 9.375% Senior Notes and the repayment of $675 million aggregate principal balance of AmeriGas Partners 5.625% Senior Notes.

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

Mountaineer. On July 31, 2024, Mountaineer submitted its 2024 IREP filing to the WVPSC requesting recovery of $19 million, which includes $3 million of prior year under-recovery, for costs associated with capital investments after December 31, 2022, that total $197 million, including $74 million in calendar year 2025. The filing included capital investments totaling $418 million over the 2025 - 2029 period.

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

Our variable-rate debt at June 30, 2024, includes revolving credit facility borrowings and variable-rate term loans at UGI International, Utilities, Energy Services and UGI Corporation. These debt agreements have interest rates that are generally indexed to short-term market interest rates. We have entered into pay-fixed, receive-variable interest rate swap agreements on a significant portion of the term loans’ principal balances and a significant portion of the term loans’ tenor. We have designated these interest rate swaps as cash flow hedges. At June 30, 2024, combined borrowings outstanding under variable-rate debt agreements, excluding the previously mentioned effectively fixed-rate debt, totaled $515 million.

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
Foreign Currency Exchange Rate Risk
Our primary currency exchange rate risk is associated with the USD versus the euro and, to a lesser extent, the USD versus the British pound sterling. The USD value of our foreign currency denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. From time to time, we use derivative instruments to hedge portions of our net investments in foreign subsidiaries, including anticipated foreign currency denominated dividends. Gains or losses on these net investment hedges remain in AOCI until such foreign operations are sold or liquidated. With respect to our net investments in our UGI International operations, a 10% decline in the value of the associated foreign currencies versus the USD would reduce their aggregate net book value at June 30, 2024, by approximately $70 million, which amount would be reflected in other comprehensive income. We have designated certain euro-denominated borrowings as net investment hedges.
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
We have concentrations of credit risk associated with derivative instruments and we evaluate the creditworthiness of our derivative counterparties on an ongoing basis. As of June 30, 2024, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was $162 million. In general, many of our over-the-counter derivative instruments and all exchange contracts call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At June 30, 2024, we had received cash collateral from derivative instrument counterparties totaling $12 million. In addition, we may have offsetting derivative liabilities and certain accounts payable balances with certain of these counterparties, which further mitigates the previously mentioned maximum amount of losses. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At June 30, 2024, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.
The following table summarizes the fair values of unsettled market risk sensitive derivative instrument assets (liabilities) held at June 30, 2024 and changes in their fair values due to market risks. Certain of UGI Utilities’ commodity derivative instruments are excluded from the table below because any associated net gains or losses are refundable to or recoverable from customers in accordance with UGI Utilities ratemaking.

	Asset (Liability)
(Millions of dollars)	Fair Value	Change in Fair Value
June 30, 2024
Commodity price risk (1)	$(36)	$(100)
Interest rate risk (2)	$7	$(11)
Foreign currency exchange rate risk (3)	$16	$(41)
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

ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

4.1	Indenture, dated as of June 11, 2024, between UGI Corporation and U.S. Bank Trust Company, National Association, as trustee.	UGI	Form 8-K (6/11/24)	4.1

4.2	Form of certificate representing the 5.00% Convertible Senior Notes due 2028 (included as Exhibit A to Exhibit 4.1).	UGI	Form 8-K (6/11/24)	4.2

10.1	Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of April 26, 2024, by and among Mountaineer Gas Company, as borrower, the lenders party thereto and Truist Bank, as administrative agent, letter of credit issuer and swing line lender.	UGI	Form 8-K (4/26/24)	10.1

10.2	Fourth Amendment to the Amended and Restated Credit Agreement, dated as of April 30, 2024, by and among UGI Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	UGI	Form 8-K (4/26/24)	10.2

10.3	Fourth Amended and Restated Credit Agreement, dated as of May 14, 2024, by and among UGI Energy Services, LLC, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	UGI	Form 8-K (5/14/24)	10.1

10.4	Amended and Restated Multicurrency Facilities Agreement, dated June 19, 2024, by and among UGI International, UGI International Holdings B.V., Natixis, as agent, and the lenders party thereto.	UGI	Form 8-K (6/19/24)	10.1

10.5	Second Amendment to Credit Agreement, dated June 28, 2024, by and among UGI Energy Services, LLC, the guarantors party thereto, the lenders party thereto and HSBC Bank USA, N.A., as administrative agent.	UGI	Form 8-K (6/28/24)	10.1

10.6	Revolving Credit and Security Agreement, dated August 2, 2024, by and among AmeriGas Propane, L.P., the other borrowers from time to time party thereto, the guarantors from time to time party thereto, the lenders from time to time party thereto and PNC Bank, National Association, as agent.	UGI	Form 8-K (8/2/24)	10.1

31.1	Certification by the Interim Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2024, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2024, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

UGI CORPORATION AND SUBSIDIARIES

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

32
Certification by the Interim Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2024, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

UGI CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

31.1	Certification by the Interim Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2024, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2024, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Interim Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2024, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UGI Corporation
(Registrant)

Date:	August 8, 2024	By:	/s/ Sean P. O’Brien
Sean P. O’Brien
Chief Financial Officer

Date:	August 8, 2024	By:	/s/ Jean Felix Tematio Dontsop
Jean Felix Tematio Dontsop
Vice President, Chief Accounting Officer
and Corporate Controller