Form 10-K
period 2024-09-30
UGI CORP /PA/
filed 2024-11-26
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of UGI Corporation Common Stock held by non-affiliates of the registrant on March 28, 2024 was $5,134,363,782.
At November 15, 2024, there were 214,698,169 shares of UGI Corporation Common Stock issued and outstanding.
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on January 31, 2025 are incorporated by reference into Part III of this Form 10-K.

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

Company - UGI and its consolidated subsidiaries collectively

DVEP - DVEP Investeringen B.V., an indirect wholly owned subsidiary of UGI International, LLC

Electric Utility - UGI Utilities’ regulated electric distribution utility located in northeastern Pennsylvania

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

Flaga - Flaga GmbH, an indirect wholly owned subsidiary of UGI International, LLC

Gas Utility - UGI’s regulated natural gas businesses, inclusive of PA Gas Utility and WV Gas Utility

General Partner - AmeriGas Propane, Inc., the general partner of AmeriGas Partners

GHI - GHI Energy, LLC, a Houston-based renewable natural gas company and indirect wholly owned subsidiary of Energy Services

MBL Bioenergy - MBL Bioenergy, LLC

Midstream & Marketing - Reportable segment comprising Energy Services and its subsidiaries including UGID

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

Stonehenge - Stonehenge Appalachia, LLC, a midstream natural gas gathering business

UGI - UGI Corporation or, collectively, UGI Corporation and its consolidated subsidiaries

UGI Appalachia - UGI Appalachia, LLC, a wholly owned subsidiary of Energy Services

UGI France - UGI France SAS (a Société par actions simplifiée), an indirect wholly owned subsidiary of UGI International, LLC

UGI International - Reportable segment principally comprising UGI International, LLC and its foreign operations

UGI International Holdings, B.V. - An indirect wholly owned subsidiary of UGI International, LLC

UGI International, LLC - UGI International, LLC, a wholly owned subsidiary of Enterprises

UGI Moraine East - UGI Moraine East Gathering LLC, a wholly owned subsidiary comprising the assets acquired in the Stonehenge Acquisition

UGI Pine Run, LLC - A wholly owned subsidiary of Energy Services that holds a 49% membership interest in Pine Run

Utilities - Reportable segment comprising UGI Utilities and Mountaintop Energy Holdings, LLC

UGI Utilities - UGI Utilities, Inc., a wholly owned subsidiary of UGI comprising PA Gas Utility and Electric Utility

UGID - UGI Development Company, a wholly owned subsidiary of Energy Services prior to its sale on September 30, 2024

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

5.24% Senior Note - A private placement of $50 million principal amount of senior notes due November 30, 2029, issued by UGI Utilities
5.52% Senior Note - A private placement of $125 million principal amount of senior notes due November 30, 2034, issued by UGI Utilities
9.375% Senior Notes - An underwritten private offering of senior notes due May 2028, co-issued by AmeriGas Partners and AmeriGas Finance Corp.
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

ASC - Accounting Standards Codification

ASC 606 - ASC 606, “Revenue from Contracts with Customers”

ASC 820 - ASC 820, “Fair Value Measurement”

ASC 980 - ASC 980, “Regulated Operations”

ASU - Accounting Standards Update

ASU 2020-06 - An amendment of FASB ASC, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”

Bcf - Billions of cubic feet

Board of Directors - The board of directors of UGI

Btu - British thermal unit

CARES - Coronavirus Aid, Relief, and Economic Security Act

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

DS - Delivery Service

DSIC - Distribution System Improvement Charge

EBITDA - Earnings before Interest, Taxes, Depreciation and Amortization

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

Fiscal 2024 - The fiscal year ended September 30, 2024

Fiscal 2025 - The fiscal year ending September 30, 2025

Fiscal 2026 - The fiscal year ending September 30, 2026

Fiscal 2027 - The fiscal year ending September 30, 2027

Fiscal 2028 - The fiscal year ending September 30, 2028

Fiscal 2029 - The fiscal year ending September 30, 2029

FTC - Foreign Tax Credit

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

MD&A - Management’s Discussion and Analysis of Financial Condition and Results of Operations

MDPSC - Maryland Public Service Commission

MGP - Manufactured gas plant

Mountaineer Acquisition - Acquisition of Mountaintop Energy Holdings LLC, which closed on September 1, 2021

Mountaineer 2023 Credit Agreement - Revolving credit agreement entered into by Mountaineer on November 26, 2019, as amended, scheduled to expire in December 2025

NAV - Net asset value

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

ROU - Right-of-use

ROD - Record of Decision

SARs - Stock Appreciation Rights

SEC - U.S. Securities and Exchange Commission

SERC - Safety, Environmental, and Regulatory Compliance

Series B preferred stock - Preferred stock of UGI titled 0.125% series B cumulative perpetual preferred stock with terms substantially identical to the Convertible Preferred Stock, except that it will not be convertible

SOFR - Secured Overnight Financing Rate

Stonehenge - Stonehenge Energy Resources III, LLC, a portfolio company of Energy Spectrum Partners VIII, L.P.

Stonehenge Acquisition - Acquisition of Stonehenge Appalachia, LLC, which closed January 27, 2022

Stock Unit - Unit awards that entitle the grantee to shares of UGI Common Stock or cash subject to service conditions

TCJA - Tax Cuts and Jobs Act

TSR - Total Shareholder Return

U.K. - United Kingdom

U.S. - United States of America

UGI comparator group - The Russell Midcap Utility Index, excluding telecommunications companies, and beginning in Fiscal 2021, a custom UGI performance peer group

UGI Corporation Senior Notes - Aggregate $700 million convertible senior notes entered into by UGI Corporation on June 11, 2024, with a final maturity date of June 2028
UGI Corporation 2025 Credit Agreement - Unsecured senior facilities agreement entered into by UGI Corporation on October 11, 2024, comprising a $475 million revolving credit facility, with a maturity date of October, 11, 2028, and a $400 million term loan facility with a maturity date of October 11, 2027.
UGI Corporation Credit Facility Agreement - An amended and restated unsecured senior credit facilities agreement entered into by UGI Corporation on May 4, 2021, comprising (1) a $250 million term loan facility, (2) a $300 million term loan facility, (3) a $300 million delayed draw term loan facility, and (4) a $300 million revolving credit facility, paid off in full and terminated in October 2024

UGI International 2023 Credit Agreement - A five-year unsecured senior facilities agreement entered into in March 2023, as amended, comprising a €300 million variable-rate term loan facility and a €500 million multicurrency revolving credit facility scheduled to expire in March 2028

UGI Performance Units - Unit awards that entitle the grantee to shares of UGI Common Stock or cash subject to service and market performance conditions

UGI Utilities 2023 Credit Agreement - Revolving credit agreement entered into by UGI Utilities on November 9, 2023, as amended, scheduled to expire in November 2028

UGI Utilities Credit Agreement - Revolving credit agreement entered into by UGI Utilities on June 27, 2019, as amended, repaid in full and terminated concurrently with the execution of the UGI Utilities 2023 Credit Agreement

USD - U.S. dollar

U.S. Pension Plans - Consists of (1) a defined benefit pension plan for employees hired prior to January 1, 2009 of UGI, UGI Utilities and certain of UGI’s other domestic wholly owned subsidiaries; and (2) a defined benefit pension plan for employees of Mountaineer hired prior to January 1, 2023

VDP - Voluntary Departure Plan
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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you against relying on any forward-looking statement as these statements are subject to risks and uncertainties that may cause actual results to vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind our Risk Factors included in Item 1A herein and the following important factors that could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) weather conditions (including increasingly uncertain weather patterns due to climate change) resulting in reduced demand, the seasonal nature of our business, and disruptions in our operations and supply chain; (2) cost volatility and availability of energy products, including propane and other LPG, natural gas, and electricity, as well as the availability of LPG cylinders, and the capacity to transport product to our customers; (3) changes in domestic and foreign laws and regulations, including safety, health, tax, transportation, consumer protection, data privacy, accounting, and environmental matters, such as regulatory responses to climate change; (4) inability to timely recover costs through utility rate proceedings; (5) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (6) adverse labor relations and our ability to address existing or potential workforce shortages; (7) the impact of pending and future legal or regulatory proceedings, inquiries or investigations; (8) competitive pressures from the same and alternative energy sources; (9) failure to acquire new customers or retain current customers, thereby reducing or limiting any increase in revenues; (10) liability for environmental claims; (11) customer, counterparty, supplier, or vendor defaults; (12) liability for uninsured claims and for claims in excess of insurance coverage, including those for personal injury and property damage arising from explosions, acts of war, terrorism, natural disasters, pandemics, and other catastrophic events that may result from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas and LPG in all forms; (13) transmission or distribution system service interruptions; (14) political, regulatory and economic conditions in the United States, Europe and other foreign countries, including uncertainties related to the war between Russia and Ukraine, the conflict in the Middle East, the European energy crisis, and foreign currency exchange rate fluctuations (particularly the euro); (15) credit and capital market conditions, including reduced access to capital markets and interest rate fluctuations; (16) changes in commodity market prices resulting in significantly higher cash collateral requirements; (17) impacts of our indebtedness and the restrictive covenants in our debt agreements; (18) reduced distributions from subsidiaries impacting the ability to pay dividends or service debt; (19) changes in Marcellus and Utica Shale gas production; (20) the success of our strategic initiatives and investments intended to advance our business strategy; (21) our ability to successfully integrate acquired businesses and achieve anticipated synergies; (22) the interruption, disruption, failure, malfunction, or breach of our information technology systems, and those of our third-party vendors or service providers, including due to cyber attack; (23) the inability to complete pending or future energy infrastructure projects; (24) our ability to attract, develop, retain and engage key employees; (25) uncertainties related to global pandemics; (26) the impact of a material impairment of our assets; (27) the impact of proposed or future tax legislation; (28) the impact of declines in the stock market or bond market, and a low interest rate environment, on our pension liability; (29) our ability to protect our intellectual property; (30) our ability to overcome supply chain issues that may result in delays or shortages in, as well as increased costs of, equipment, materials or other resources that are critical to our business operations; and (31) our ability to control operating costs and realize cost savings.

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

PART I:

ITEMS 1. AND 2. BUSINESS AND PROPERTIES
CORPORATE OVERVIEW

UGI Corporation is a holding company that, through subsidiaries and affiliates, distributes, stores, transports and markets energy products and related services. In the U.S., we own and operate (1) natural gas and electric distribution utilities, (2) energy marketing (including RNG), midstream infrastructure, storage, natural gas gathering and processing, natural gas production and energy services businesses, and (3) a retail propane marketing and distribution business. In Europe, we market and distribute propane and other LPG, and market other energy products and services. Our subsidiaries and affiliates operate principally in the following four business segments:

•Utilities
•Midstream & Marketing
•UGI International
•AmeriGas Propane

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

The Midstream & Marketing segment consists of energy-related businesses conducted by our indirect, wholly owned subsidiary, Energy Services. These businesses (i) conduct energy marketing, including RNG, in the Mid-Atlantic region of the United States, (ii) own and operate natural gas liquefaction, storage and vaporization facilities and propane-air mixing assets, (iii) manage natural gas pipeline and storage contracts, (iv) develop, own and operate pipelines, gathering infrastructure and gas storage facilities in the Marcellus and Utica Shale regions of Pennsylvania, eastern Ohio, and the panhandle of West Virginia, and (v) develop, own and operate RNG production facilities. Energy Services and its subsidiaries’ storage, LNG and portions of its midstream transmission operations are subject to regulation by FERC.

The UGI International segment consists of LPG distribution businesses conducted by our subsidiaries and affiliates in Austria, Belgium, the Czech Republic, Denmark, Finland, France, Hungary, Italy, Luxembourg, the Netherlands, Norway, Poland, Romania, Slovakia, Sweden and the United Kingdom. Based on reported market volumes for 2023, which is the most recent information available, UGI International believes that it is the largest distributor of LPG in France, Austria, Belgium, Denmark and Luxembourg and one of the largest distributors of LPG in Hungary, Norway, Poland, the Czech Republic, Slovakia, the Netherlands, Sweden and Finland. During Fiscal 2024, we completed our previously announced exit of substantially all of our non-core European energy marketing business, which had primarily marketed natural gas and electricity to customers in France, Belgium, the Netherlands and the United Kingdom. In addition, we divested all of our LPG business in Switzerland.

The AmeriGas Propane segment consists of the propane distribution business of AmeriGas Partners, an indirect, wholly owned subsidiary of UGI. The Partnership conducts its domestic propane distribution business through its principal operating subsidiary, AmeriGas OLP, and is the nation’s largest retail propane distributor based on the volume of propane gallons distributed annually. The general partner of AmeriGas Partners is our wholly owned subsidiary, AmeriGas Propane, Inc.

Business Strategy

Our business strategy is to grow the Company by focusing on our core competencies of distributing, storing, transporting and marketing energy products. We utilize our core competencies from our existing diversified businesses and our international experience, extensive asset base and access to customers to accelerate both organic growth in our existing businesses as well as in related and complementary businesses.

In Fiscal 2024, the Company embarked on a journey to enhance its financial profile and unlock greater value for shareholders. Our journey ahead is a multi-year process to optimize our Company’s operating model, establish a culture of high performance, pursue operational excellence through continuous improvement, and drive reliable earnings growth. Accordingly, we are focused on (1) pursuing opportunities to optimize our portfolio and drive reliable earnings growth in the base businesses; (2) executing on an operational improvement plan at AmeriGas Propane; (3) creating operational efficiencies to improve cost agility and deliver sustainable cost savings; and (4) enhancing our capital structure and credit metrics to provide greater financial flexibility.

We are committed to pursuing opportunities to optimize our portfolio and drive reliable earnings growth in our regulated utilities businesses, primarily through robust investments in our regulated utilities businesses, optimizing our cost structure, and effectively managing our global LPG businesses, which generate significant free cash flow. We strive to be the preferred provider in all markets we serve and to return value to our shareholders.

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

•Scope 1 Emissions Reduction Commitment – Reduce Scope 1 GHG emissions by 55% by 2025 (using Fiscal 2020 as a baseline). Our Scope 1 emissions reduction target does not include emissions from the Mountaineer Acquisition, which closed in September 2021. The target also excluded the Stonehenge Acquisition and only accounts for our ownership interest in Pennant at the time we set the target. The emissions from the Pine Run acquisition were included in the baseline 2020 number as this investment contributed to our goal. The 2020 base number also takes a five-year emissions average from the Hunlock generation facility to account for year-over-year differences in run time.

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

The Company’s corporate website can be found at www.ugicorp.com. Information on our website, including the information published in our Sustainability Reports, is not incorporated by reference in this Report. The Company makes available free of charge at this website (under the “Investors - Financial Reports - SEC Filings and Proxies” caption) copies of its reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, including its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and its Current Reports on Form 8-K. The Company’s Principles of Corporate Governance, Code of Business Conduct and Ethics, Supplier Code of Business Conduct and Ethics, and Information Security Program Policy are available on the Company’s website under the caption “Company - Leadership and Governance - Governance Documents.” The charters of the Audit, Corporate Governance, Compensation and Management Development, and Safety, Environmental and Regulatory Compliance Committees of the Board of Directors are available on the Company’s website under the caption “Company - Leadership and Governance - Committees & Charters.” All of these documents are also available free of charge by writing to Senior Director, Investor Relations, UGI Corporation, P.O. Box 858, Valley Forge, PA 19482.

UTILITIES

PA GAS UTILITY

PA Gas Utility consists of the regulated natural gas distribution business of our subsidiary, UGI Utilities. PA Gas Utility serves customers in eastern and central Pennsylvania and in portions of one Maryland county, and therefore is regulated by the PAPUC and, with respect to its customers in Maryland, the MDPSC.

Service Area; Revenue Analysis

PA Gas Utility provides natural gas distribution services to approximately 689,000 customers in certificated portions of 46 eastern and central Pennsylvania counties through its distribution system. Contemporary materials, such as plastic or coated steel, comprise approximately 93% of PA Gas Utility’s 12,700 miles of gas mains, with bare steel pipe comprising approximately 6% and cast and wrought iron pipe comprising approximately 1% of PA Gas Utility’s gas mains. In accordance with PA Gas Utility’s agreement with the PAPUC, PA Gas Utility will replace the cast iron portion of its gas mains by March 2027 and the bare steel portion of its gas mains by September 2041. Located in PA Gas Utility’s service area are major production centers for basic industries such as specialty metals, aluminum, glass, paper product manufacturing and several power generation facilities. PA Gas Utility also distributes natural gas to more than 550 customers in portions of one Maryland county.

System throughput (the total volume of gas sold to or transported for customers within PA Gas Utility’s distribution system) for Fiscal 2024 was approximately 327 Bcf. System sales of gas accounted for approximately 17% of system throughput, while gas transported for residential, commercial and industrial customers who bought their gas from others accounted for approximately 83% of system throughput.

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

Gas Supply Contracts

During Fiscal 2024, PA Gas Utility purchased approximately 82 Bcf of natural gas for sale to retail core-market customers (principally comprised of firm residential, commercial and industrial customers that purchase their gas from PA Gas Utility) and off-system sales customers. Approximately 97% of the volumes purchased were supplied under agreements with ten suppliers, with the remaining volumes supplied primarily by 21 producers and marketers. Gas supply contracts for PA Gas Utility vary in length by counterparty and type of supply. Typically, pipeline and storage contracts range from one to five years in length. PA Gas Utility also has long-term contracts with suppliers for natural gas peaking supply during the months of November through March.

Seasonality

Because many of its customers use natural gas for heating purposes, PA Gas Utility’s sales are seasonal. For Fiscal 2024, approximately 58% of PA Gas Utility’s sales volume was supplied, and approximately 89% of PA Gas Utility’s operating income was earned, during the peak heating season from October through March.

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

Approximately 75% of PA Gas Utility’s annual throughput volume for commercial and industrial customers includes customers at locations that afford them the opportunity of seeking transportation service directly from interstate pipelines, thereby bypassing PA Gas Utility. During Fiscal 2024, PA Gas Utility had 17 such customers, 13 of which have transportation contracts extending beyond Fiscal 2025. The majority of these customers are served under transportation contracts having three to 20-year terms and all are among the largest customers for PA Gas Utility in terms of annual volumes. No single customer represents, or is anticipated to represent, more than five percent of PA Gas Utility’s total revenues.

Outlook for Gas Service and Supply

PA Gas Utility anticipates having adequate pipeline capacity, peaking services and other sources of supply available to it to meet the full requirements of all firm customers on its system through Fiscal 2025. Supply mix is diversified, market priced and delivered pursuant to a number of long-term and short-term primary firm transportation and storage arrangements, including transportation contracts held by some of PA Gas Utility’s larger customers and natural gas suppliers serving customers on PA Gas Utility’s distribution system.

During Fiscal 2024, PA Gas Utility supplied transportation service to 11 electric generation facilities and 28 major co-generation facilities. PA Gas Utility continues to seek new residential, commercial and industrial customers for both firm and interruptible service. In Fiscal 2024, PA Gas Utility connected more than 1,250 new commercial and industrial customers. In the residential market sector, PA Gas Utility added more than 9,800 residential heating customers during Fiscal 2024. Approximately 50% of these customers converted to natural gas heating from other energy sources, mainly oil and electricity. New home construction and existing non-heating gas customers who added gas heating systems to replace other energy sources primarily accounted for the other residential heating connections in Fiscal 2024.

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

At September 30, 2024, PA Gas Utility had approximately 1,550 employees.

MOUNTAINEER

Mountaineer provides a regulated natural gas distribution business to approximately 210,000 customers in 50 of West Virginia’s 55 counties. Mountaineer’s system is comprised of approximately 6,200 miles of distribution, transmission and gathering pipelines. Contemporary materials, such as plastic or coated steel, comprise approximately 77% of Mountaineer’s gas mains, with bare steel pipe comprising the remaining 23%.

As of September 30, 2024, Mountaineer’s customer base was approximately 90% residential, and 10% commercial and industrial customers, with throughput volumes consisting of approximately 23% residential, 32% commercial and 45% industrial and other. Because many of its customers use gas for heating purposes, Mountaineer’s sales are seasonal. For Fiscal 2024, approximately 66% of Mountaineer’s sales volume (including transport volumes) was supplied, and all of Mountaineer’s operating income was earned, during the peak heating season from October through March. No single customer represents, or is anticipated to represent, more than five percent of Mountaineer’s total revenues.

System throughput (the total volume of gas sold to or transported for customers within Mountaineer’s distribution system) for Fiscal 2024 was approximately 51 Bcf. Retail core-market sales of gas accounted for approximately 37% of system throughput, while gas transported for commercial and industrial customers who bought their gas from others accounted for approximately 63% of system throughput. Mountaineer anticipates having adequate pipeline capacity, peaking services and other sources of supply available to it to meet the full requirements of all firm customers on its system through Fiscal 2025.

Approximately 51% of Mountaineer’s annual throughput volume for commercial and industrial customers represents customers who are served under interruptible rates and are also in a location near an interstate pipeline. As of September 30, 2024, Mountaineer had 19 such customers, one of which has a transportation contract extending beyond September 30, 2025. The majority of these customers, including 10 of Mountaineer’s largest customers in terms of annual volumes, are served under evergreen transportation contracts having a 30- to 180-day termination notice.

Mountaineer meets its service requirements by utilizing a diverse mix of natural gas purchase contracts with marketers and producers, along with storage and transportation service contracts. During Fiscal 2024, Mountaineer purchased approximately 20 Bcf of natural gas for sale to retail core-market customers (principally comprised of firm- residential, commercial and industrial customers that purchase their gas from Mountaineer). Approximately 83% of the volume purchased was supplied under agreements with 10 suppliers, with the remaining volumes supplied by various producers and marketers. Gas supply contracts for Mountaineer are generally evergreen agreements with a 30-day termination notice.

At September 30, 2024, Mountaineer had approximately 470 employees.

ELECTRIC UTILITY

Electric Utility supplies electric service to approximately 62,900 customers in portions of Luzerne and Wyoming counties in northeastern Pennsylvania through a system consisting of approximately 2,700 miles of transmission and distribution lines and 14 substations. For Fiscal 2024, approximately 56% of sales volume came from residential customers, 33% from commercial customers and 11% from industrial and other customers. During Fiscal 2024, 11 retail electric generation suppliers provided energy for customers representing approximately 23% of Electric Utility’s sales volume.  At September 30, 2024, UGI Utilities’ electric utility operations had approximately 80 employees.

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

On August 16, 2024, PA Gas Utility filed its third LTIIP covering calendar years 2025-2029. PA Gas Utility projects spending approximately $1.7 billion on DSIC-eligible property identified within the five year LTIIP period. A Commission Order on the LTIIP is anticipated prior to December 31, 2024.
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

In addition to base distribution rates and various surcharges designed to recover specified types of costs, PA Gas Utility’s tariff also includes a uniform PGC rate applicable to firm retail rate schedules for customers who do not obtain natural gas supply service from an alternative supplier. The PGC rate permits recovery of all prudently incurred costs of natural gas that PA Gas Utility sells to its retail customers. PGC rates are reviewed and approved annually by the PAPUC. PA Gas Utility may request quarterly or, under certain conditions, monthly adjustments to reflect the actual cost of gas. Quarterly adjustments become effective on one day’s notice to the PAPUC and are subject to review during the next annual PGC filing. Each proposed annual PGC rate is required to be filed with the PAPUC six months prior to its effective date. During this period, the PAPUC investigates and may hold hearings to determine whether the proposed rate reflects a least-cost fuel procurement policy consistent with the obligation to provide safe, adequate and reliable service. After completion of these hearings, the PAPUC issues an order permitting the collection of gas costs at levels that meet such standard. The PGC mechanism also provides for an annual reconciliation and for the payment or collection of interest on over and under collections. On October 10, 2024, the PAPUC entered an Order approving a settlement of PA Gas Utility’s recent annual PGC filing.

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

Mountaineer makes routine filings with the WVPSC to reflect changes in the costs of purchased gas. These purchased gas costs are subject to rate recovery through a mechanism that provides dollar-for-dollar recovery of prudently incurred costs. Costs in excess of revenues that are expected to be recovered in future rates are deferred as regulatory assets; conversely, revenues in excess of costs are deferred as a regulatory liability. The PGA filings generally cover a prospective 12-month period. By orders issued on November 29, 2022 and December 1, 2022 the WVPSC created for Mountaineer’s residential customers only, a new monthly fixed charge of $11.08 to levelize the collection of the pipeline demand charges. The WVPSC issued a final order and a further final order on April 12, 2023 and April 14, 2023, respectively, which established final purchased gas rates, keeping in place the residential pipeline demand charge of $11.08 and permitted partial recovery of interest on the unrecovered balance that was deferred. In July 2023, Mountaineer filed a PGA case, and an interim rate order was issued on October 5, 2023 that established new reduced interim rates effective November 1, 2023. On April 5, 2024, the WVPSC entered a final order adopting the purchased gas cost recovery rate increments approved by the recommended decision entered March 1, 2024 but rejected the recommended decision’s requirement for Mountaineer to eliminate the monthly residential pipeline demand charge in the next annual PGA proceeding. On July 31, 2024, Mountaineer filed its current PGA proceeding including the pipeline demand charge of $11.08 for residential customers and reflecting a decrease in purchased gas costs associated with lower natural gas costs. On October 4, 2024, an interim recommended decision was entered approving Mountaineer’s proposed rates as filed to be effective as interim rates on November 1, 2024. The final PGA rate order is not expected until the first quarter of 2025.

As permitted by West Virginia law, the WVPSC has also approved a standalone cost recovery rider to recover specified costs and a return on infrastructure projects between general base rate cases in accordance with its IREP. Mountaineer makes an annual IREP filing, which is subject to an over/under-recovery mechanism similar to purchased gas costs. In December 2023, the WVPSC issued a final order approving a settlement in Mountaineer’s 2024 IREP filing, including a revenue requirement of $9.6 million effective January 1, 2024. In July 2024, Mountaineer submitted its annual IREP filing to the WVPSC requesting a revenue increase of $8.9 million effective January 1, 2025, based on the forecasted 2025 calendar year IREP-eligible capital investments of $74 million and recovery of eligible costs. On October 28, 2024, the WVPSC issued a final order approving Mountaineer’s requested IREP rates.

Mountaineer filed a base rate proceeding on March 6, 2023. By statute, the WVPSC suspended the rate increase until December 31, 2023. On October 6, 2023, Mountaineer filed a joint stipulation and agreement for settlement of the base rate case, which included a net revenue increase of approximately $13.9 million. On December 21, 2023, the WVPSC issued a final order approving the stipulated net revenue increase that provided an overall increase in total revenues of 4.16%. The WVPSC also approved Mountaineer’s filed five-year Weather Normalization Adjustment Program with the requirement that Mountaineer provide further justification or modification for some elements of the program. On March 28, 2024, Mountaineer filed its response recommending limited modifications to the program. By order entered April 11, 2024, the WVPSC approved Mountaineer’s WNA incorporating the proposed modifications and revised tariff language filed by Mountaineer. Mountaineer’s WNA was implemented for service rendered on and after October 1, 2024.

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

Electric Utility’s tariff includes rates, applicable to so-called “default service” customers who do not obtain electric generation service from an alternative supplier, incurred pursuant to a PAPUC-approved supply plan. These default service rates are reconcilable, may be adjusted quarterly, and are designed to permit Electric Utility to recover the full costs of providing default service in a full and timely manner. Electric Utility’s default service rates include recovery of costs associated with compliance with the AEPS Act, which requires Electric Utility to directly or indirectly acquire certain percentages of its supplies from designated alternative energy sources. In an order dated January 14, 2021, the PAPUC authorized Electric Utility to implement its current Default Service plan for the period June 1, 2021 through May 31, 2025, in accordance with a settlement filed in that proceeding on October 23, 2020.

On May 31, 2024, Electric Utility filed its next default service plan with the PAPUC for the period June 1, 2025 through May 31, 2029, which is pending before the PAPUC.

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
Utility Franchises

PA Gas Utility and Electric Utility hold certificates of public convenience issued by the PAPUC and certain “grandfather rights” predating the adoption of the Pennsylvania Public Utility Code and its predecessor statutes, which authorize it to carry on its business in the territories in which it renders gas service. Under applicable Pennsylvania law, PA Gas Utility and Electric Utility also have certain rights of eminent domain as well as the right to maintain their facilities in public streets and highways in their respective territories. PA Gas Utility also holds certain franchise rights issued by the Maryland Public Service Commission, which authorizes it to carry on its business in Maryland.

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

MIDSTREAM & MARKETING

Retail Energy Marketing

Our retail energy marketing business is conducted through Energy Services and its subsidiaries, and sells natural gas, RNG, liquid fuels and electricity to approximately 10,800 residential, commercial, and industrial customers at approximately 40,000 locations. In Fiscal 2024, we (i) served customers in all or portions of Pennsylvania, New Jersey, Delaware, New York, Ohio, Maryland, Virginia, North Carolina, South Carolina, Massachusetts, New Hampshire, Rhode Island, California, and the District of Columbia, (ii) distributed natural gas through the use of the distribution systems of 47 local gas utilities, and (iii) supplied power to customers through the use of the transmission and distribution lines of 20 utility systems.

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

Midstream Assets

LNG

Our LNG assets, which are owned by Energy Services and its subsidiaries, comprise a natural gas liquefaction, storage and vaporization facility in Temple, Pennsylvania, a natural gas liquefaction and storage facility in Mehoopany, Pennsylvania, liquefied natural gas vaporization and storage facilities in Steelton and Bethlehem, Pennsylvania, and three small mobile facilities located in Reading, Mount Carmel and Stroudsburg, Pennsylvania.

In addition, Energy Services sells LNG to customers for use by trucks, drilling rigs, other motor vehicles and facilities located off the natural gas grid. In Fiscal 2024, Energy Services sold LNG to Mountaineer under a WVPSC-approved contract. Further, in Fiscal 2024, our Midstream & Marketing segment also managed natural gas pipeline and storage contracts for utility company customers, including UGI Utilities.

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

A wholly owned subsidiary of Energy Services owns and operates underground natural gas storage and related high pressure pipeline facilities, which have FERC approval to sell storage services at market-based rates. The storage facilities are located in the Marcellus Shale region of north-central Pennsylvania and have a total storage capacity of 15 million dekatherms and a maximum daily withdrawal quantity of 224,000 dekatherms. In Fiscal 2024, Energy Services leased approximately 72% of the firm capacity at its underground natural gas facilities to third parties.

Gathering Systems and Pipelines

Energy Services operates the Auburn gathering system in the Marcellus Shale region of northeastern Pennsylvania with a total pipeline system capacity of 635,000 dekatherms per day. The gathering system delivers into both the Tennessee Gas and Transcontinental Gas pipelines and receives gas from Tennessee Gas Pipeline as part of a capacity lease with UGI Utilities. Energy Services also operates a 6.5-mile pipeline, known as the Union Dale pipeline, that gathers gas in Susquehanna County and has a capacity of 100,000 dekatherms per day. In addition, Energy Services owns and operates approximately 95 miles of natural gas gathering lines, dehydration and compression facilities, known as Texas Creek, Marshlands, and Ponderosa, located in Bradford, Tioga, Lycoming, Potter and Clinton Counties, Pennsylvania. The combined capacity of these three systems is more than 250,000 dekatherms per day.

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

Including its joint venture with Stonehenge Energy Holdings III LLC in Pine Run Midstream, Energy Services’ subsidiary, UGI Appalachia, consists of seven natural gas gathering systems with approximately 330 miles of natural gas gathering pipelines and gas compressors and one processing plant in southwestern Pennsylvania, eastern Ohio, and the panhandle of West Virginia. The UGI Appalachia assets provide natural gas gathering and processing services in the Appalachian Basin with gathering capacity of approximately 3,110,000 dekatherms per day and processing capacity of approximately 240,000 dekatherms per day.

Electric Generation Assets

During Fiscal 2024, Midstream & Marketing held electric generation facilities conducted by Energy Services’ wholly owned subsidiary, UGID. Energy Services sold all of its ownership interest in UGID in September 2024. Accordingly, UGID’s ownership interest in the Hunlock Creek Energy Center located in Wilkes-Barre, Pennsylvania, a natural gas-fueled electricity generating station, was also disposed of in September 2024. UGID Solar, a wholly owned subsidiary of Energy Services, continues to own and operate 13.5 megawatts of solar-powered generation capacity in Pennsylvania, Maryland and New Jersey.

Renewable Natural Gas

GHI, a wholly owned subsidiary of Energy Services, purchases gas produced from landfills and biodigesters and resells the gas to fleet operators. Environmental credits are generated through this process, which are then sold to various third parties for an additional revenue stream. See “Business Strategy – Investment in Renewable Energy” in this Item 1. and 2. Business and Properties for information on transactions Energy Services completed to further UGI’s foundation for growth within the renewable energy space.

Competition

Our Midstream & Marketing segment competes with other midstream operators to sell gathering, compression, storage and pipeline transportation services. Our Midstream & Marketing segment competes in both the regulated and non-regulated environment against interstate and intrastate pipelines that gather, compress, process, transport and market natural gas. Our Midstream & Marketing segment sells midstream services primarily to producers, marketers and utilities on the basis of price, customer service, flexibility, reliability and operational experience. The competition in the midstream segment is significant as more competitors seek opportunities offered by the development of the Marcellus and Utica Shales.

Our Midstream & Marketing segment also competes with other marketers, consultants and local utilities to sell natural gas, liquid fuels, electric power and related services to customers in its service area principally on the basis of price, customer service and reliability. Midstream & Marketing’s midstream asset base is relatively well-established, though still faces competition from large, national competitors that can offer a suite of services across all customer segments.

Prior to the disposition of UGID, our electricity generation assets competed with other generation stations on the interface of PJM, a regional transmission organization that coordinates the movement of wholesale electricity in certain states, including the states in which we operate, and bases sales on bid pricing.

Through our wholly owned subsidiary, GHI, Energy Services has the capability to source and deliver RNG to customers throughout the U.S. GHI currently delivers RNG to transportation fleets for utilization in their compressed natural gas and LNG fueled vehicles, resulting in the creation and monetization of California Low Carbon Fuel Standard credits and Renewable Fuel Standard Renewable Identification Number credits. GHI competes with other RNG marketers and brokers on the basis of price, customer service and reliability. Further, our Midstream & Marketing segment competes with other RNG project developers, which is a more competitive environment. We compete to acquire the projects from the feedstock generators, which are typically farmers (for manure digesters) and landfill operators, including through offerings of joint venture ownership interests, feedstock payments and royalties. In addition, there has been significant consolidation over the past few years with both agricultural and landfill RNG project owners/developers.

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

Our Midstream & Marketing’s electricity generation assets own electric generation facilities that are within the control area of PJM and are dispatched in accordance with a FERC-approved open access tariff and associated agreements administered by PJM. Prior to the disposition of UGID in September 2024, UGID was the entity designated for dispatching and financially settling all company owned generation and receives certain revenues collected by PJM, determined under an approved rate schedule.

Employees

At September 30, 2024, Midstream & Marketing had approximately 360 employees.

UGI INTERNATIONAL

UGI International, through its subsidiaries and affiliates, conducts an LPG distribution business in 16 countries throughout Europe (Austria, Belgium, the Czech Republic, Denmark, Finland, France, Hungary, Italy, Luxembourg, the Netherlands, Norway, Poland, Romania, Slovakia, Sweden and the United Kingdom). Based on reported market volumes for 2023, which is the most recent information available, UGI International believes that it is the largest distributor of LPG in France, Austria, Belgium, Denmark and Luxembourg and one of the largest distributors of LPG in Hungary, Norway, Poland, the Czech Republic, Slovakia, the Netherlands, Sweden and Finland.

During Fiscal 2024, we completed our previously announced exit of substantially all of our non-core European energy marketing business, which had primarily marketed natural gas and electricity to customers in France, Belgium, the Netherlands and the United Kingdom. In addition, we divested all of our LPG business in Switzerland.

Products, Services and Marketing
LPG Distribution Business
During Fiscal 2024, UGI International sold approximately 875 million gallons of LPG throughout Europe. UGI International operates under six distinct LPG brands, and its customer base primarily consists of residential, commercial, industrial, agricultural, wholesale and automobile fuel (“autogas”) customers that use LPG for space heating, cooking, water heating, motor fuel, leisure activities, crop drying, irrigation, construction, power generation, manufacturing and as an aerosol propellant. For Fiscal 2024, approximately 49% of UGI International’s LPG volume was sold to commercial and industrial customers, 15% was sold to residential, 11% was sold to agricultural and 25% was sold to wholesale and other customers (including autogas). UGI International supplies LPG to its customers in small, medium and large bulk tanks at their locations. In addition to bulk sales, UGI International sells LPG in cylinders through retail outlets, such as supermarkets, individually owned stores and gas stations and directly to businesses that operate LPG-powered forklifts. Sales of LPG are also made to service stations to fuel vehicles that run on LPG. UGI International’s Fiscal 2024 LPG sales were attributed to bulk, cylinder, wholesale and autogas. For Fiscal 2024, no single customer represented more than 5% of UGI International’s revenues.
Bulk
Approximately 63% of UGI International’s Fiscal 2024 LPG sales (based on volumes) were attributed to bulk customers. UGI International classifies its bulk customers as small, medium or large bulk, depending upon volume consumed annually at the customer locations. Based on volumes consumed, small bulk customers are primarily residential and small business users, such as restaurants, that use LPG mainly for heating and cooking. Medium bulk customers consist mainly of large residential housing developments, hospitals, hotels, municipalities, medium-sized industrial enterprises and poultry brooders. Large bulk customers include agricultural customers (including crop drying) and companies that use LPG in their industrial processes. UGI International had approximately 477,000 bulk LPG customers and sold 554 million gallons of bulk LPG during Fiscal 2024.
Cylinder
Approximately 15% of UGI International’s Fiscal 2024 LPG sales (based on volumes) were attributed to cylinder customers. UGI International sells LPG in both steel and composite cylinders and typically owns the cylinders in which the LPG is sold. The principal end-users of cylinders are residential customers who use LPG for domestic applications, such as cooking and heating. Non-residential uses include fuel for forklift trucks, road construction and welding. At September 30, 2024, UGI International had more than 21 million cylinders in circulation and sold approximately 132 million gallons of LPG in cylinders during Fiscal 2024. UGI International also delivers LPG to wholesale and retail customers in cylinders, including through the use of vending machines.
Wholesale, Autogas and Other Services
Approximately 17% of UGI International’s Fiscal 2024 LPG sales (based on volumes) were to wholesale customers (including small competitors and large industrial customers), and approximately 4% of Fiscal 2024 LPG sales (based on volumes) were to autogas customers. UGI International also provides logistics, storage and other services to third-party LPG distributors.

Energy Marketing Business
During Fiscal 2024, we completed our previously announced exit of substantially all of our non-core European energy marketing business, which had primarily marketed natural gas and electricity to customers in France, Belgium, the Netherlands and the United Kingdom. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview – Recent Developments.”

LPG Supply, Storage and Transportation
UGI International is typically party to term contracts, with approximately 30 different suppliers, including producers and international oil and gas trading companies, to meet LPG supply requirements throughout Europe. LPG supply is transported via rail and sea, and by road for shorter distances. Agreements are generally one-year terms with pricing based on internationally quoted market prices. Additionally, LPG is purchased on the European spot markets to manage supply needs. In certain geographic areas, such as Austria, Czech Republic, Denmark, Finland, France and Poland a single supplier may provide nearly 50% or more of UGI International’s requirements. Because UGI International’s profitability is sensitive to changes in wholesale LPG costs, UGI International generally seeks to pass on increases in the cost of LPG to its customers. There can be no assurance, however, that UGI International will always be able to pass on product cost increases fully, or keep pace with such increases, particularly when product costs rise rapidly. Product cost increases can be triggered by periods of severe cold weather, supply interruptions, increases in the prices of base commodities such as crude oil and natural gas, or other unforeseen events.
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
Trade Names, Trade and Service Marks

UGI International protects its intellectual property rights through tradenames, trade and service marks and foreign intellectual property laws. UGI International and its subsidiaries utilize a variety of tradenames, including, but not limited to, AmeriGas (Poland), Antargaz, AvantiGas, FLAGA, Kosan Gas and UniverGas, and related service marks to market its LPG products and services. UGI International and its subsidiaries currently have tradenames, trade and service marks registered in various countries. UGI International’s trademarks, tradenames and other proprietary rights are valuable assets and we believe that they have significant value in the marketing of our products and services.
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

Because many of UGI International’s customers use LPG for heating, sales volumes are affected principally by the severity of the temperatures during the heating season months and traditionally fluctuates from year-to-year in response to variations in weather, prices and other factors, such as conservation efforts and the economic environment. During Fiscal 2024, approximately 60% of UGI International’s retail sales volumes occurred during the peak heating season from October through March. As a result of this seasonality, revenues are typically higher in UGI International’s first and second fiscal quarters (October 1 through March 31). For historical information on weather statistics for UGI International, see ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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
EU Carbon Neutral Target

In December 2019, EU leaders endorsed the objective of achieving a climate-neutral EU by 2050, with net-zero GHG emissions, and in July 2021, the European Commission adopted the European Climate Law to write this target into the law. The European Climate Law also includes a 2030 GHG reduction target of at least 55% below 1990 levels as an intermediate target. These targets are legally binding and based on an impact assessment conducted by the Commission. In 2023, the EU member states adopted a revision of the Emission Trading System (ETS) Directive, which aims for a 62% reduction in emissions by 2030. UGI International will also be subject to a new Emission Trading System, known as ETS 2, which will become operational in 2027.

Data Privacy
The EU adopted the GDPR, which became effective in May 2018. The GDPR expanded the EU data protection laws to all companies processing data of EU residents. It primarily focuses on unifying and strengthening the regulations dealing with the collection, processing, use and security of personal and sensitive data.
Properties
In addition to regional headquarter locations and sales offices throughout its service territory, UGI International has interests in eight primary storage facilities and more than 65 secondary storage facilities.
Employees
At September 30, 2024, UGI International had approximately 2,200 employees.

AMERIGAS PROPANE

Products, Services and Marketing

Our domestic propane distribution business is conducted through AmeriGas Propane. AmeriGas Propane serves over 1.1 million customers in all 50 states from approximately 1,360 propane distribution locations. Typically, propane distribution locations are in suburban and rural areas where natural gas is not readily available. Our local offices generally consist of operations facilities and propane storage. As part of its overall transportation and distribution infrastructure, AmeriGas Propane operates as an interstate carrier in all states throughout the continental U.S.

AmeriGas Propane sells propane primarily to residential, commercial/industrial, motor fuel, agricultural and wholesale customers. AmeriGas Propane distributed approximately 827 million gallons of propane in Fiscal 2024. Approximately 89% of AmeriGas Propane’s Fiscal 2024 sales (based on gallons sold) was to retail accounts and approximately 11% was to wholesale accounts. Sales to residential customers in Fiscal 2024 represented approximately 27% of retail gallons sold; commercial/industrial customers 42%; motor fuel customers 22%; and agricultural customers 3%. Transport gallons, which are large-scale deliveries to retail customers other than residential, accounted for approximately 5% of Fiscal 2024 retail gallons. With the exception of one customer representing 5% of AmeriGas Propane’s consolidated revenues, no other single customer represents more than 5% of AmeriGas Propane’s consolidated revenues.

The ACE program continued to be an important element of AmeriGas Propane’s business in Fiscal 2024. At September 30, 2024, ACE cylinders were available at over 47,000 retail locations throughout the U.S. Sales of our ACE cylinders to retailers are included in commercial/industrial sales. The ACE program enables consumers to purchase or exchange propane cylinders at various retail locations such as home centers, gas stations, mass merchandisers and grocery and convenience stores. In addition, our Cynch propane home delivery service was available in 20 cities as of September 30, 2024. We also supply retailers with large propane tanks to enable them to replenish customers’ propane cylinders directly at the retailers’ locations.

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

During Fiscal 2024, we made technology and other investments to promote the safety of our employees and the communities we serve. For example, we (i) invested in flame resistant clothing and uniform standardization for our employees, and (ii) continue to install fall protection towers on rail terminals that are designed to prevent employees from falling during the process of offloading propane into bulk storage.

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

During Fiscal 2024, approximately 98% of AmeriGas Propane’s propane supply was purchased under supply agreements with terms of one to three years. Although no assurance can be given that supplies of propane will be readily available in the future, management currently expects to be able to secure adequate supplies during Fiscal 2025. If supply from major sources were interrupted, however, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, margins could be adversely affected. In Fiscal 2024, AmeriGas Propane derived approximately 15% of its propane supply from Enterprise Products Operating LLC and approximately 12% of its propane supply from Targa Liquids Marketing and Trade LLC. No other single supplier provided more than 10% of AmeriGas Propane’s total propane supply in Fiscal 2024. In certain geographic areas, however, a single supplier provides more than 50% of AmeriGas Propane’s requirements. Disruptions in supply in these areas could also have an adverse impact on AmeriGas Propane’s margins.

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

Retail propane industry volumes have been flat for several years and no or modest growth in total demand is foreseen in the next several years. AmeriGas Propane’s ability to grow within the industry is dependent on the success of its sales and marketing programs designed to attract and retain customers, the success of business transformation initiatives, and its ability to achieve internal growth, which includes the continuation of ACE and National Accounts (through which multi-location propane users enter into a single AmeriGas Propane supply agreement rather than agreements with multiple suppliers). Any failure of AmeriGas Propane to retain and grow its customer base would have an adverse effect on its long-term results.

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

In Fiscal 2024, AmeriGas Propane’s retail propane sales totaled approximately 737 million gallons. Based on the most recent annual survey by the Propane Education & Research Council, 2023 domestic retail propane sales (annual sales for other than chemical uses) in the U.S. totaled approximately 9 billion gallons. Based on LP-GAS magazine rankings, 2023 sales volume of the ten largest propane distribution companies (including AmeriGas Propane) represented approximately 35% of domestic retail propane sales.

Properties

As of September 30, 2024, AmeriGas Propane owned approximately 87% of its nearly 520 local offices throughout the country. The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2024, the Partnership operated a transportation fleet with the following assets:

Approximate Quantity & Equipment Type		% Owned	% Leased
1,025	Trailers	76%	24%
340	Tractors	14%	86%
600	Railroad tank cars	0%	100%
2,550	Bobtail trucks	11%	89%
300	Rack trucks	10%	90%
3,070	Service and delivery trucks	13%	87%

Other assets owned at September 30, 2024 included approximately 890,000 stationary storage tanks with typical capacities of more than 120 gallons, approximately 3.9 million portable propane cylinders with typical capacities of 1 to 120 gallons, 21 terminals and 11 transflow units.

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

Seasonality

Because many customers use propane for heating purposes, AmeriGas Propane’s retail sales volume is seasonal. During Fiscal 2024, approximately 63% of the Partnership’s retail sales volume occurred, and substantially all of AmeriGas Propane’s operating income was earned, during the peak heating season from October through March. As a result of this seasonality, revenues are typically higher in AmeriGas Propane’s first and second fiscal quarters (October 1 through March 31). Cash receipts are generally greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season. For more information on the risks associated with the seasonality of our business, see “Risk Factors - Our business is seasonal and decreases in the demand for propane our energy products and services because of warmer-than-normal heating season weather or unfavorable weather conditions may adversely affect our results of operations.”

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

Employees

The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 2024, the General Partner had approximately 4,850 employees, including 75 part-time, seasonal and temporary employees, working on behalf of the Partnership. UGI also performs, and is reimbursed for, certain financial and administrative services on behalf of the Partnership and AmeriGas OLP.

BUSINESS SEGMENT INFORMATION

The table stating the amounts of revenues, operating income and identifiable assets attributable to each of UGI’s reportable business segments, and to information regarding the geographic areas in which we operate, for Fiscal 2024, Fiscal 2023 and Fiscal 2022 appears in Note 22 to Consolidated Financial Statements included in Item 15 of this Report and is incorporated herein by reference.

EMPLOYEES

At September 30, 2024, UGI and its subsidiaries had approximately 9,750 employees.

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

UGI’s Board of Directors oversees safety efforts primarily through its SERC Committee, which is responsible for the governance and oversight of health and safety matters at the Company, including compliance with applicable laws and regulations. The SERC Committee oversees the Company’s practices and policies focused on protecting the health and safety of our employees, contractors, customers, the communities we serve, and the environment. Additionally, our senior management team is actively engaged in our safety programs and conducts regular reviews of safety performance metrics. These metrics are presented quarterly to the SERC Committee for review and consideration. In addition, each of our business units has a safety team that is responsible for overseeing the safety of our operations, reinforcing our values, and enhancing our safety culture within such business units. As part of our commitment to continuously improve our safety performance, UGI has implemented robust training programs that enable field employees to safely execute their job responsibilities. Our safety programs are required to comply with both OSHA and industry-specific regulations.

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

UGI also supports diverse segments of our workforce through employee resource groups. Employee resource groups are a key component of the BIDE Initiative. These groups are open to all employees and allow them to learn from a cultural perspective and support their colleagues through allyship. UGI’s employee resource groups include the Black Organizational Leadership and Development (“BOLD”), the Women’s Impact Network (“WIN”), and the Veteran Employee Team (“VET”).

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

•VET focuses on recruiting and retaining veterans, as well as creating growth for and goodwill towards military veterans, such as the Military Leave and Benefits Policy as well as benefits programs helpful to veterans and their families. VET members include Active Duty, Reserve, and National Guard veterans of the Army, Navy, Marines, Coast Guard, and Air Force, their families, and partners committed to supporting military veteran employees.

Diversity in Our Leadership

We believe that diversity in our Board of Directors is critical for effective governance. In assessing the Board of Directors’ composition, the Board of Directors and its Corporate Governance Committee ensure that our Board of Directors and its standing committees have the appropriate qualifications, skills, experience and characteristics, including diversity of perspectives, to support our business. In assessing director candidates, the Board of Directors and Corporate Governance Committee consider a number of qualifications, including independence, knowledge, judgment, character, leadership skills, education, experience, financial literacy, standing in the community and diversity of backgrounds and views, including, but not limited to, gender, race, ethnicity and national origin. The Board of Directors and Corporate Governance Committee look to complement the Board of Directors’ existing strengths, recognizing that diversity is a critical element to enhancing Board effectiveness. Our Board of Directors is currently comprised of eleven directors, of which four are female and five are diverse with respect to race, ethnicity and/or national origin.

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

Talent Development and Support

Maintaining a robust pipeline of talent is crucial to UGI’s ongoing success and is a key aspect of succession planning efforts across the organization. Our leadership and human resources teams are responsible for attracting and retaining quality talent by supporting management in fostering an environment where employees feel supported and encouraged in their professional and personal development. Competition for attracting and retaining talent has increased in recent years. UGI understands this challenge and the importance of maintaining competitive compensation and benefits as well as providing appropriate training that enables growth, developmental opportunities and multiple career paths within our Company. We commit to investing in our employees through 24/7 available leadership and talent development initiatives and resources, as well as through tuition and certification reimbursement to promote continued professional growth. In Fiscal 2024, UGI launched two new major initiatives: (i) the Enterprise Learning and Development SharePoint Site, which consists of professional development resources including topics like The Pareto Principle, Start, Stop, Continue strategies, Generative AI and High Performing Culture, and (ii) a People Leader Portal for managers, with hands-on practical job aids, templates, videos and just-in-time learning. UGI also provides LinkedIn Learning licenses for 2,400 employees, providing world-class courses on every business topic and courses enabling a wide range of professional certifications. In addition, the enterprise learning and development team announced free monthly webinars for managers across the Company, as provided through The Institute for Management Studies, and quarterly upskilling events for both leaders and employees. Finally, digital newsletters are distributed regularly, which recommend professional and leadership development opportunities such as TED Talks, podcasts, research, and articles sharing best and next practices.

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

Risks Relating to the Demand for Our Products and Services and Our Ability to Grow Our Customer Base

Our business is seasonal and decreases in the demand for our energy products and services because of warmer-than-normal heating season weather or unfavorable weather conditions may adversely affect our results of operations. Because many of our customers rely on our energy products and services to heat their homes and businesses, our results of operations are adversely affected by warmer-than-normal heating season weather. Weather conditions have a significant impact on the demand for our energy products and services for both heating and agricultural purposes. Accordingly, the volume of our energy products sold is at its highest during the peak heating season of October through March and is directly affected by the severity of the winter weather. For example, historically, approximately 60% of PA Gas Utility’s natural gas throughput (the total volume of gas sold to or transported for customers within our distribution system), 60% of Energy Services’ retail natural gas volume, 60% of UGI International’s annual retail LPG volume and 65% of AmeriGas Propane’s annual retail propane volume has typically been sold during these months. There can be no assurance that normal winter weather in our market areas will occur in the future.

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

Our potential to increase revenues may be affected by the decline in retail volumes of LPG and our ability to retain and grow our customer base. The retail LPG distribution industry in the U.S. and many of the European countries in which we operate is mature and has experienced either no or modest growth (or decline) the past few years, and we do not expect significant changes to total demand in the near future. Accordingly, we expect that year-to-year industry volumes will be principally affected by weather patterns. Our ability to grow within the LPG industry is partly dependent on the success of our sales and marketing programs designed to attract and retain customers. Any failure to retain and grow our customer base would have an adverse impact on our results.

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

Risks Relating to Our International Operations

Our international operations could be subject to increased risks, which may negatively affect our business results. We operate LPG distribution businesses in Europe through our subsidiaries. As a result, we face risks in conducting business abroad that we do not face domestically. Certain aspects inherent in transacting business internationally could negatively impact our operating results, including:

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
•local political and economic conditions as well as geopolitical conditions that could cause instability and adversely impact the global economy or specific markets, such as the war between Russia and Ukraine and conflict in the Middle East; and
•potential violations of federal regulatory requirements, including anti-bribery, anti-corruption, and anti-money laundering law, economic sanctions, the Foreign Corrupt Practices Act of 1977, as amended, and EU regulatory requirements, including the GDPR and Sapin II.

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

We anticipate that the European energy crisis and the corresponding response by refineries and gas processing plants will continue in Fiscal 2025, leading to continued commodity supply challenges in some markets, higher commodity costs that may not be able to be absorbed by our customers, particularly in the Nordic countries and our Eastern European markets, and lower consumption by our customers, among other impacts, which could have a material adverse impact on our earnings, cash flows and overall financial condition.

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

Risks Relating to Our Supply Chain and Our Ability to Obtain Adequate Quantities of LPG

We are dependent on our principal LPG suppliers, which increases the risks from an interruption in supply and transportation. During Fiscal 2024, AmeriGas Propane purchased approximately 87% of its propane needs from 20 suppliers. If supplies from these sources were interrupted, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our earnings could be affected. Additionally, in certain geographic areas, a single supplier provides more than 50% of AmeriGas Propane’s propane requirements. Disruptions in supply in these geographic areas could also have an adverse impact on our earnings. Our international businesses are similarly dependent upon their LPG suppliers, with our businesses in Austria, the Czech Republic, Denmark, Finland, France and Poland purchasing more than 50% of their LPG needs from a single supplier. If supplies from UGI International’s principal LPG sources are interrupted, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and our earnings could be adversely affected. There is no assurance that our international businesses will be able to continue to acquire sufficient supplies of LPG to meet demand at prices or within time periods that would allow them to remain competitive.

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

We may not be able to collect on the accounts of our customers. We depend on the viability of our customers for collections of accounts receivable and notes receivable. Moreover, our businesses serve numerous retail customers, and as we grow our businesses organically, our retail customer base is expected to expand in certain geographies. There can be no assurance that our customers will not experience financial difficulties in the future or that we will be able to collect all of our outstanding accounts receivable or notes receivable. Any such nonpayment by our customers could adversely affect our business.

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

Our indebtedness may adversely affect our business, financial condition and operating results. Our debt agreements also contain covenants that restrict our operational flexibility. As of September 30, 2024, we had total indebtedness of approximately $7 billion. Our indebtedness could adversely affect our business, financial condition, operating results and operational flexibility by, among other things:

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

During the fourth quarter of Fiscal 2024, as part of its annual goodwill impairment assessment, the Company performed a quantitative assessment for its AmeriGas Propane reporting unit. In addition, during the third quarter of Fiscal 2023, the Company identified interim impairment indicators related to goodwill within the AmeriGas Propane reporting unit and, as such, performed an interim impairment test of its goodwill as of May 31, 2023. Based on our evaluations in Fiscal 2024 and Fiscal 2023, the estimated fair value of the AmeriGas Propane reporting unit was determined to be less than its carrying value. As a result, the Company recorded a non-cash pre-tax goodwill impairment charge of $195 million and $656 million in Fiscal 2024 and Fiscal 2023, respectively. The performance of the AmeriGas Propane reporting unit and the potential for future developments in the global economic environment, including the prospect of higher interest rates, introduces a heightened risk for additional impairment in the AmeriGas Propane reporting unit. If there is continued deterioration in the results of operations, a portion or all of the remaining recorded goodwill for the AmeriGas Propane reporting unit, which was $1.2 billion as of September 30, 2024, could be subject to further impairment.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The SERC Committee is responsible for reviewing the overall adequacy of, and providing oversight with respect to, the Company’s safety, environmental and regulatory compliance policies, programs, procedures, initiatives and training in light of applicable legal requirements and governmental and industry standards in the jurisdictions in which the Company and its subsidiaries conduct business. We also have several working groups responsible for collaborating on cybersecurity policies and standards. The Global Chief Information Officer and the Global Chief Information Security Officer report to the SERC Committee quarterly on the Company’s cybersecurity program, and to the Board of Directors, as necessary. In the event of a cybersecurity incident, our Global Chief Information Officer and Global Chief Information Security Officer, and others serving in similar capacities, will assess the incident and activate an incident response plan. These officers will escalate review of the incident to business unit leaders and/or members of our executive leadership team, as appropriate. We have a cybersecurity program to protect and preserve the confidentiality, integrity and continued availability of all information owned by, or in the care of, the Company. Our cybersecurity program has a formalized framework that is informed by domestic and international laws, regulations and industry best practices and frameworks, such as the National Institute of Standards and Technology Cybersecurity Framework, to safeguard the confidentiality, integrity and availability of our information and systems. Our Information Security Program serves as the foundation of our cybersecurity program and our Acceptable Use Policy also provides governance in this area. We partner with other companies, industries and law enforcement to communicate information about the latest cybersecurity threats and leverage threat modeling insights. We conduct cybersecurity assessments against industry cybersecurity frameworks to better enable us to prioritize actions and investments to enhance our cybersecurity capabilities. Our cybersecurity teams work diligently to safeguard Company and customer data by applying layered and defensive mechanisms to proactively provide the security needed to detect and defend against cyber-attacks and to withstand potential impacts. We periodically conduct tabletop exercises and penetration testing to test our defenses. In addition, we provide new hires and employees with cybersecurity training, which is monitored and tracked on an annual basis. We also issue routine phishing campaigns to educate employees on social engineering techniques and informal security awareness exercises are conducted throughout the year.
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

PART II:

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

Our Common Stock is traded on the New York Stock Exchange under the symbol “UGI.” On November 15, 2024, we had 6,167 holders of record of Common Stock.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its Common Stock during the quarter ended September 30, 2024. As of September 30, 2024, the Company had 6.50 million shares of Common Stock available for repurchase through an extension of a previous share repurchase program announced by the Company on February 2, 2022. The Board of Directors authorized the repurchase of up to 8 million shares of Common Stock over a four-year period expiring in February 2026.

Recent Sale of Unregistered Securities

The Company did not sell any unregistered securities during Fiscal 2024.

Performance Graph

The following graph compares the cumulative five-year total shareholder return (stock price appreciation and the reinvestment of dividends) on an investment of $100 in UGI Common Stock, the S&P 500 Index, and the S&P 500 Utilities Index over the five years from September 30, 2019, through September 30, 2024. The stock performance shown on the graph below is based on historical data and is not necessarily indicative of future stock price performance.

ITEM 6.RESERVED
Not applicable.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MD&A discusses our results of operations for Fiscal 2024 and Fiscal 2023, and our financial condition. For discussion of our results of operations and cash flows for Fiscal 2023 compared with Fiscal 2022, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2023 Annual Report on Form 10-K, filed with the SEC on November 28, 2023. MD&A should be read in conjunction with Items 1 and 2, “Business and Properties,” Item 1A, “Risk Factors,” and the Consolidated Financial Statements, including “Segment Information” in Note 22 to Consolidated Financial Statements.
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

Recent Developments

Disposition of UGID

In September 2024, Energy Services completed the sale of all of its ownership interest in UGID, which owns and operates the Hunlock Creek Energy Center located in Wilkes-Barre, PA, a 169-megawatt natural gas-fueled electricity generating station, for net cash proceeds of $43 million. In connection with the sale, the Company recorded a pre-tax loss of $66 million in Fiscal 2024.

Impairment of Goodwill

During the fourth quarter of Fiscal 2024, as part of its annual goodwill impairment assessment, the Company performed a quantitative assessment for its AmeriGas Propane reporting unit. In addition, during the third quarter of Fiscal 2023, the Company identified interim impairment indicators related to goodwill within the AmeriGas Propane reporting unit: (1) AmeriGas Partners issued $500 million of Senior Notes at an interest rate of 9.375%, which was significantly higher than the interest rates on the other AmeriGas Propane debt obligations; and (2) financial projections for the AmeriGas Propane reporting unit were reduced significantly compared to previous forecasts following declines in gross margins and customer retention and higher operating expenses. The Company concluded that these events constituted triggering events that indicate that the AmeriGas Propane goodwill may be impaired and, as such, performed an interim impairment test of its goodwill as of May 31, 2023.

Based on our evaluations in Fiscal 2024 and Fiscal 2023, the estimated fair value of the AmeriGas Propane reporting unit was determined to be less than its carrying value. As a result, the Company recorded a non-cash pre-tax goodwill impairment charge of $195 million and $656 million in Fiscal 2024 and Fiscal 2023, respectively, included in “Impairment of goodwill” on the Consolidated Statement of Income, to reduce the carrying value of AmeriGas Propane to its fair value. The Company calculated the deferred tax effect using the simultaneous equation method.

The performance of the AmeriGas Propane reporting unit and the potential for future developments in the global economic environment, including the prospect of higher interest rates, introduces a heightened risk for additional impairment in the AmeriGas Propane reporting unit. If there is continued deterioration in the results of operations, a portion or all of the remaining recorded goodwill for the AmeriGas Propane reporting unit, which was $1.2 billion as of September 30, 2024, could be subject to further impairment.

See Note 12 to Consolidated Financial Statements for additional information.

UGI International Energy Marketing Transactions

As of the end of the first quarter of Fiscal 2024, pursuant to its previously announced decision, the Company had exited substantially all of its European energy marketing business which primarily marketed natural gas and electricity to customers through third-party distribution systems in France, Belgium, the Netherlands and the United Kingdom.

France. In October 2023, UGI International, through a wholly-owned subsidiary, sold substantially all of its energy marketing business located in France for a net cash payment to the buyer of $29 million. In conjunction with the sale, the Company recorded a pre-tax loss of $29 million in Fiscal 2024, which amount principally represents the net payment to the buyer. The carrying values of the assets and liabilities associated with this business, principally comprising certain commodity derivative instruments, energy certificates and certain working capital, were not material.

Belgium. In September 2023, UGI International, through a wholly-owned subsidiary, sold its energy marketing business located in Belgium for a net cash payment to the buyer of $3 million. Pursuant to the sale agreement, the Company transferred to the buyer certain assets, principally comprising customer and energy broker contracts. In conjunction with the sale, the Company recorded a pre-tax loss of $6 million in Fiscal 2023, which includes the net payment to the buyer, the write-off of certain prepaid energy broker payments and associated transaction costs and fees.

United Kingdom. In October 2022, UGI International, through a wholly-owned subsidiary, sold its natural gas marketing business located in the U.K. for a net cash payment to the buyer of $19 million. In conjunction with the sale, during the first quarter of Fiscal 2023, the Company recorded a pre-tax loss of $215 million substantially all of which was due to the non-cash transfer of commodity derivative instruments associated with the business.

Netherlands. In September 2023, a substantial number of DVEP’s customers agreed to modify their energy marketing contracts whereby the Company would continue to provide the delivery of electricity and natural gas at fixed prices through December 31, 2023, with the Company’s obligations to provide future services terminated effective January 1, 2024. As consideration for the early termination of such contracts, the Company agreed to make cash payments to the customers equal to the fair values of specific commodity derivative instruments associated with periods after December 31, 2023. During the first quarter of Fiscal 2024, the Company settled the commodity derivative instruments for a gain of $46 million, which represented the fair value of the specific commodity derivative instruments associated with periods after December 31, 2023 and reduced its revenues from these customers by $42 million, which represented the pro-rated performance obligation from October 1, 2023 through December 31, 2023.

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

See Note 5 to Consolidated Financial Statements for additional information.
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
The following tables reflect the adjustments referred to above and reconcile net income (loss) attributable to UGI Corporation, the most directly comparable GAAP measure, to adjusted net income attributable to UGI Corporation, and reconcile diluted earnings per share, the most directly comparable GAAP measure, to adjusted diluted earnings per share:

	Year Ended September 30,
(Millions of dollars, except per share amounts)	2024	2023
Adjusted net income attributable to UGI Corporation:
Utilities	$237	$219
Midstream & Marketing	238	193
UGI International	262	172
AmeriGas Propane	(23)	71
Corporate & Other (a)	(445)	(2,157)
Net income (loss) attributable to UGI Corporation	269	(1,502)
Net (gains) losses on commodity derivative instruments not associated with current-period transactions (net of tax of $17 and $(419), respectively)	(60)	1,225
Unrealized losses on foreign currency derivative instruments (net of tax of $(9) and $(11), respectively)	22	27
Loss associated with impairment of AmeriGas Propane goodwill (net of tax of $(3) and $4, respectively)	192	660
Loss on extinguishments of debt (net of tax of $(3) and $(2), respectively)	6	7
Business transformation expenses (net of tax of $0 and $(3), respectively)	—	7
AmeriGas operations enhancement for growth project (net of tax of $(6) and $(6), respectively)	19	18
Restructuring costs (net of tax of $(20) and $0, respectively)	56	—
Costs associated with exit of the UGI International energy marketing business (net of tax of $(15) and $(67), respectively)	69	181
Net gain on sale of UGI headquarters building (net of tax of $0 and $4, respectively)	—	(10)
Loss on disposal of UGID (net of tax of $(11) and $0, respectively)	55	—
Impairments of equity method investments and assets (net of tax of $(3) and $0, respectively)	30	—
Total adjustments (a) (b)	389	2,115
Adjusted net income attributable to UGI Corporation	$658	$613

	Year Ended September 30,
	2024	2023
Adjusted diluted earnings per share:
Utilities	$1.10	$1.01
Midstream & Marketing	1.11	0.89
UGI International	1.22	0.80
AmeriGas Propane	(0.11)	0.33
Corporate & Other (a)	(2.07)	(10.19)
Earnings (loss) per share - diluted (c)	1.25	(7.16)
Net (gains) losses on commodity derivative instruments not associated with current-period transactions	(0.28)	5.77
Unrealized losses on foreign currency derivative instruments	0.10	0.13
Loss associated with impairment of AmeriGas Propane goodwill	0.89	3.14
Loss on extinguishments of debt	0.03	0.03
Business transformation expenses	—	0.03
AmeriGas operations enhancement for growth project	0.09	0.09
Restructuring costs	0.26	—
Costs associated with exit of the UGI International energy marketing business	0.32	0.86
Net gain on sale of UGI headquarters building	—	(0.05)
Loss on disposal of UGID	0.26	—
Impairments of equity method investments and assets	0.14	—
Total adjustments (a)	1.81	10.00
Adjusted diluted earnings per share (c)	$3.06	$2.84

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

Executive Overview
Fiscal 2024 Compared with Fiscal 2023

Net income (loss) attributable to UGI Corporation was $269 million (equal to $1.25 per diluted share) and $(1,502) million (equal to $(7.16) per diluted share) in Fiscal 2024 and Fiscal 2023, respectively. These results include net gains (losses) from changes in unrealized commodity derivative instruments and certain foreign currency derivative instruments of $38 million and $(1,252) million in Fiscal 2024 and Fiscal 2023, respectively. The higher net gains from changes in these derivative instruments during Fiscal 2024, principally reflects significantly less volatility in commodity energy prices in Europe following unprecedented volatility in such prices during Fiscal 2023 and the effects of significantly lower energy marketing activities in Europe resulting from the exit of substantially all of UGI International’s energy marketing business.

Net income attributable to UGI Corporation in Fiscal 2024 also includes (1) a $192 million loss associated with impairment of AmeriGas Propane goodwill; (2) $69 million of costs associated with the exit of our UGI International energy marketing business in Europe, principally reflecting wind-down activities in the Netherlands and the loss on the sale of the energy marketing business located in France; (3) restructuring costs of $56 million largely attributable to a reduction in workforce and related costs, primarily at UGI International; (4) a $55 million loss on disposal of UGID; (5) $30 million of impairments associated with equity method investments and certain other assets at UGI International; (6) external advisory fees of $19 million associated with AmeriGas operations enhancement for growth project; and (7) loss on extinguishments of debt of $6 million, primarily at AmeriGas Propane.

Net loss attributable to UGI Corporation in Fiscal 2023 also includes (1) a $660 million loss associated with impairment of AmeriGas Propane goodwill; (2) $181 million of costs associated with the exit of our UGI International energy marketing business in Europe, principally reflecting loss on the sale of the energy marketing business located in the U.K. and Belgium and wind-down activities in the Netherlands; (3) external advisory fees of $18 million associated with AmeriGas operations enhancement for growth project; (4) a $10 million net gain on sale of UGI Corporation’s headquarters building; (5) loss on extinguishments of debt of $7 million at AmeriGas Propane; and (6) business transformation expenses of $7 million associated with corporate support functions.

Adjusted net income attributable to UGI Corporation was $658 million (equal to $3.06 per diluted share) and $613 million (equal to $2.84 per diluted share) in Fiscal 2024 and Fiscal 2023, respectively. The increase in adjusted net income attributable to UGI Corporation during Fiscal 2024 reflects higher earnings contributions primarily from our UGI International and Midstream & Marketing segments and, to a lesser extent, our Utilities segment. Such increase was partially offset by lower earnings contributions from our AmeriGas Propane segment. In Fiscal 2024, temperatures in all of our business segments were warmer than the prior year.
Utilities adjusted net income increased $18 million in Fiscal 2024 compared to the prior year. The increase was largely attributable to higher total margin due in large part to increases in base rates at PA Gas Utility, Mountaineer and Electric Utility during Fiscal 2024, increases in DSIC revenues and impacts from customer growth.
Midstream & Marketing adjusted net income increased $45 million in Fiscal 2024 compared to the prior year. The increase is primarily attributable to higher total margin from capacity management activities and lower income taxes reflecting higher investment tax credits in Fiscal 2024.
UGI International’s adjusted net income increased $90 million in Fiscal 2024 compared to the prior year. The increase is mainly attributable to (1) higher margin contributions from our LPG business, principally reflecting the benefit from higher average unit margins attributable to strong margin management efforts; (2) lower operating and administrative expenses; and (3) lower income taxes primarily due to higher income tax benefits associated with interest deduction carryforwards.

AmeriGas Propane’s adjusted net (loss) income was $(23) million and $71 million in Fiscal 2024 and Fiscal 2023, respectively, principally reflecting lower total margin, primarily attributable to lower retail propane volumes sold, partially offset by lower operating and administrative expenses in Fiscal 2024.

Analysis of Segment Results
The following analysis compares results of operations by our reportable segments for Fiscal 2024 and Fiscal 2023:

Utilities	2024	2023	Increase (Decrease)
(Dollars in millions)
Revenues	$1,598	$1,854	$(256)	(14)%
Total margin (a)	$924	$877	$47	5%
Operating and administrative expenses (a)	$363	$368	$(5)	(1)%
Operating income	$394	$357	$37	10%
Earnings before interest expense and income taxes	$400	$365	$35	10%
Gas Utility system throughput – bcf
Core market	93	96	(3)	(3)%
Total	378	375	3	1%
Electric Utility distribution sales - gwh	980	959	21	2%
Gas Utility degree days – % (warmer) than normal (b)	(16.0)%	(11.7)%	—	—

(a)Total margin represents total revenues less total cost of sales and revenue-related taxes (i.e. gross receipts and business and occupation taxes) of $24 million each during Fiscal 2024 and Fiscal 2023. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Consolidated Statements of Income (but are excluded from operating expenses presented above).
(b)Deviation from average heating degree days is determined on a 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for airports located within Gas Utility service territories.

Temperatures in Gas Utility’s service territories during Fiscal 2024 were 16.0% warmer than normal and 4.5% warmer than the prior year. The decrease in Gas Utility core market volumes during Fiscal 2024 is largely related to the warmer weather, partially offset by growth in the core market customers. Notwithstanding the decrease in core market volume, total Gas Utility volume slightly increased during Fiscal 2024, primarily reflecting higher large firm delivery service volumes. The increase in Electric Utility distribution sales volumes during Fiscal 2024 is primarily attributable to customer growth.
Revenues decreased $256 million in Fiscal 2024 reflecting a $260 million decrease in Gas Utility revenues, partially offset by a $4 million increase in Electric Utility revenues. The decrease in Gas Utility revenues was largely attributable to lower PGC and PGA rates reflecting lower natural gas costs and, to a lesser extent, the lower core market volumes and lower off-system sales. These decreases were partially offset by the effects of increases in base rates for PA Gas Utility (effective October 1, 2023) and Mountaineer (effective January 1, 2024), increases in DSIC revenues and the effects of the weather normalization adjustments for PA Gas Utility (effective November 1, 2022). Electric Utility revenues slightly increased during Fiscal 2024, largely reflecting higher base rates and sales volumes, partially offset by lower DS rates.

Cost of sales was $674 million in Fiscal 2024 compared with $977 million in Fiscal 2023. The decrease of $303 million is primarily attributable to Gas Utility ($295 million) mainly reflecting lower PGC and PGA rates, the lower core market volumes and, to a lesser extent, lower cost of sales associated with off-system sales. Electric Utility cost of sales decreased $8 million in Fiscal 2024, largely reflecting the lower DS rates, partially offset by higher sales volumes.

Total margin increased $47 million during Fiscal 2024, primarily attributable to higher Gas Utility total margin ($35 million), notwithstanding the warmer weather, mainly reflecting the effects of increases in base rates for PA Gas Utility (effective October 1, 2023) and Mountaineer (effective January 1, 2024), the increases in DSIC revenues, the impacts from growth in the core market customers and the effects of the weather normalization adjustments for PA Gas Utility (effective November 1, 2022) . Electric Utility margin increased $12 million during Fiscal 2024, mainly reflecting the increase in base rates effective October 1, 2023 and the higher sales volumes.

Operating income and earnings before interest expense and income taxes increased $37 million and $35 million, respectively, during Fiscal 2024. These increases largely reflect the previously mentioned increase in total margin ($47 million) and, to a lesser extent, lower operating and administrative expenses ($5 million), partially offset by higher depreciation expense ($14 million). The lower operating and administrative expenses primarily reflects lower uncollectible accounts expenses. The higher depreciation expense compared to the prior year reflects the effects of continued distribution system capital expenditure activity.

Midstream & Marketing	2024	2023	Increase (Decrease)
(Dollars in millions)
Revenues	$1,369	$1,847	$(478)	(26)%
Total margin (a)	$505	$487	$18	4%
Operating and administrative expenses	$125	$133	$(8)	(6)%
Operating income	$301	$285	$16	6%
Earnings before interest expense and income taxes	$313	$291	$22	8%
(a)Total margin represents total revenues less total cost of sales.

Average temperatures across Midstream & Marketing’s energy marketing territory during Fiscal 2024 were 13.3% warmer than normal and 4.9% warmer than the prior year.

Revenues decreased $478 million during Fiscal 2024, primarily reflecting lower revenues from natural gas marketing activities ($453 million) that were principally impacted by lower natural gas prices and lower volumes resulting from the warmer weather, partially offset by higher capacity management activities. The decrease also reflects, to a much lesser extent, lower revenues from renewable energy ($22 million).

Cost of sales decreased $496 million during Fiscal 2024, primarily reflecting lower natural gas costs ($488 million) related to the previously mentioned natural gas marketing activities and, to a much lesser extent, lower cost of sales related to renewable energy ($14 million).

Midstream & Marketing total margin increased $18 million in Fiscal 2024, primarily reflecting higher margins from capacity management activities ($31 million), partially offset by lower total margin from renewable energy ($8 million) and lower natural gas gathering and processing activities ($7 million).

Operating income and earnings before interest expense and income taxes during Fiscal 2024 increased $16 million and $22 million, respectively. The increase in operating income is largely attributable to the higher total margin ($18 million) and lower operating and administrative expenses ($8 million), partially offset by lower other operating income ($10 million). The lower operating and administrative expenses during Fiscal 2024 primarily reflects lower salary and benefits expenses and maintenance expenses. The increase in earnings before interest expense and income taxes principally reflects the higher operating income ($16 million) and, to a lesser extent, higher income from equity investees ($5 million).

UGI International	2024	2023	Increase (Decrease)
(Dollars in millions)
Revenues	$2,279	$2,965	$(686)	(23)%
Total margin (a)	$978	$920	$58	6%
Operating and administrative expenses	$578	$623	$(45)	(7)%
Operating income	$311	$215	$96	45%
Earnings before interest expense and income taxes	$323	$234	$89	38%
LPG retail gallons sold (millions)	725	729	(4)	(1)%
Degree days - % (warmer) than normal (b)	(11.8)%	(10.5)%	—	—
(a)Total margin represents total revenues less total cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data at locations in our UGI International service territories.

Average temperatures during Fiscal 2024 were 11.8% warmer than normal and 2.2% warmer than Fiscal 2023. Notwithstanding the warmer weather, total LPG retail gallons sold during Fiscal 2024 was comparable to Fiscal 2023 as the impacts from warmer weather and lower cylinder volumes were substantially offset by growth from natural gas conversions to LPG and higher auto gas volumes sold.

UGI International base-currency results are translated into U.S. dollars based upon exchange rates experienced during the reporting periods. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During Fiscal 2024 and Fiscal 2023, the average unweighted euro-to-dollar translation rates were approximately $1.08 and $1.07, respectively, and the average unweighted British pound sterling-to-dollar translation rates were approximately $1.27 and $1.23, respectively. Fluctuations in these foreign currency exchange rates can have a significant impact on the individual financial statement components discussed below. The Company uses forward foreign currency exchange contracts entered into over multi-year periods to reduce the volatility in earnings that may result from such changes in foreign currency exchange rates. These forward foreign currency exchange contracts resulted in realized net gains of $11 million and $15 million in Fiscal 2024 and Fiscal 2023, respectively.

Average wholesale prices for propane and butane during Fiscal 2024 in northwest Europe were approximately 2% and 5% lower, respectively, compared to Fiscal 2023. Revenues and cost of sales decreased $686 million and $744 million, respectively, in Fiscal 2024. The decrease in revenues and cost of sales principally reflects significantly lower energy marketing activities during Fiscal 2024 resulting from the exit of substantially all of UGI International’s energy marketing business in Belgium, France and the Netherlands in Fiscal 2024. The decrease in revenues from the energy marketing activities was partially offset by the translation effects of the stronger foreign currencies (approximately $52 million) and LPG price increases across Europe. The decrease in cost of sales was also attributable to lower LPG product costs, partially offset by the translation effects of the stronger foreign currencies (approximately $32 million).

Total margin increased $58 million during Fiscal 2024 primarily reflecting higher margin contributions primarily from our LPG business, the translation effects of the stronger foreign currencies (approximately $20 million) and, to a much lesser extent, higher margin contributions from our energy marketing activities. The higher margin from our LPG business reflects the effects of higher average unit margins attributable to strong margin management efforts, partially offset by the impacts from the lower LPG volumes sold. The slightly higher margin from our energy marketing activities primarily reflects the impact of the aforementioned exit of substantially all of UGI International’s energy marketing business.

Operating income and earnings before interest expense and income taxes increased $96 million and $89 million, respectively, during Fiscal 2024. The increase in operating income principally reflects the increase in total margin ($58 million) and lower operating and administrative expenses ($45 million), partially offset by lower other operating income ($6 million). The lower operating and administrative expenses during Fiscal 2024 primarily reflects (1) the impact of the aforementioned exit of substantially all of UGI International’s energy marketing business and (2) lower personnel-related costs and lower maintenance and advertising expenses in our LPG business, partially offset by the effects of inflationary increases and the translation effects of the stronger foreign currencies (approximately $12 million). The increase in earnings before interest expense and income taxes in Fiscal 2024 largely reflects the increase in operating income ($96 million), partially offset by lower realized gains on foreign currency exchange contracts ($4 million) entered into in order to reduce volatility in UGI International earnings resulting from the effects of changes in foreign currency exchange rates.

AmeriGas Propane	2024	2023	Increase (Decrease)
(Dollars in millions)
Revenues	$2,271	$2,581	$(310)	(12)%
Total margin (a)	$1,212	$1,331	$(119)	(9)%
Operating and administrative expenses	$933	$950	$(17)	(2)%
Operating income / earnings before interest expense and income taxes	$142	$268	$(126)	(47)%
Retail gallons sold (millions)	737	823	(86)	(10)%
Degree days – % (warmer) colder than normal (b)	(8.0)%	0.5%	—	—
(a)Total margin represents revenues less cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for 344 regions in the United States, excluding Alaska and Hawaii.

Average temperatures during Fiscal 2024 were 8.0% warmer than normal and 8.0% warmer than the prior year. Total retail gallons sold decreased 10% during Fiscal 2024 primarily due to continuing customer attrition and the effects of the warmer weather.

Average daily wholesale propane commodity prices during Fiscal 2024 at Mont Belvieu, Texas, one of the major supply points in the U.S., were comparable to such prices during Fiscal 2023. Total revenues decreased $310 million during Fiscal 2024 largely reflecting the lower retail volumes sold ($228 million), the effects of lower average retail propane selling prices ($39 million) and lower wholesale revenues ($28 million).

Total cost of sales decreased $191 million during Fiscal 2024 largely reflecting the lower retail propane volumes sold ($109 million), the lower retail propane product costs ($37 million) and lower wholesale cost of sales ($26 million).

Total margin decreased $119 million in Fiscal 2024, substantially all of which was attributable to the lower retail propane volumes sold.

Operating income and earnings before interest expense and income taxes decreased $126 million in Fiscal 2024 primarily reflecting the decrease in total margin ($119 million) and lower other operating income ($23 million), mainly resulting from lower gains on sales of fixed assets during Fiscal 2024. These decreases were partially offset by lower operating and administrative expenses ($17 million), reflecting, among other things, lower compensation and advertising expenses, partially offset by higher general insurance costs and higher vehicle expenses.

Interest Expense and Income Taxes

Our consolidated interest expense during Fiscal 2024 was $394 million compared to $379 million during the prior year. The increase in interest expense is largely attributable to higher average long-term debt outstanding principally at Utilities and UGI Corporation, partially offset by lower average borrowings under our credit agreements and lower average long-term debt outstanding at AmeriGas Propane.

Our effective income tax rate decreased in Fiscal 2024 compared to Fiscal 2023, primarily due to (1) the release of a valuation allowance related to a notional interest deduction at our UGI International segment that exceeded the release of a valuation allowance in the prior year related to foreign tax credits; (2) higher investment tax credits available in Fiscal 2024 due to a larger level of project completions compared to the prior year; and (3) lower state income taxes in accordance with the lower statutory rate in Pennsylvania. These decreases were partially offset by the effect of establishing a full valuation allowance against current year losses in the Netherlands.

For additional information on our income taxes, including tax law changes, see Note 7 to Consolidated Financial Statements.

Financial Condition and Liquidity

The Company expects to have sufficient liquidity including cash on hand and available borrowing capacity, to continue to support long-term commitments and ongoing operations. Our total available liquidity balance, comprising cash and cash equivalents and available borrowing capacity on our revolving credit facilities, totaled approximately $1.5 billion and $1.6 billion at September 30, 2024 and 2023, respectively. In October 2024, the Company used the proceeds from the borrowings under the UGI Corporation 2025 Credit Agreement to repay $630 million of long-term debt outstanding under the UGI Corporation Credit Facility Agreement which was scheduled to mature in August 2025 (see “Subsequent Event” below for further discussion). As a result, borrowings outstanding under the UGI Corporation Credit Facility Agreement totaling $630 million at September 30, 2024 have been classified as long-term debt on the Consolidated Balance Sheet. As of September 30, 2024, except for $218 million outstanding principal balance of AmeriGas Partners 5.50% Senior Notes maturing in May 2025, the Company does not have any senior notes or term loans maturing in the next twelve months. UGI and its subsidiaries were in compliance with all of its debt covenants as of September 30, 2024.

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

The primary sources of UGI’s cash and cash equivalents are the dividends and other cash payments made to UGI or its corporate subsidiaries by its principal business units. Our cash and cash equivalents totaled $213 million and $241 million at September 30, 2024 and 2023, respectively. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, our cash and cash equivalents totaled $72 million and $51 million at September 30, 2024 and 2023, respectively. Such cash is available to pay dividends on UGI Common Stock and for investment purposes.
During Fiscal 2024 and Fiscal 2023, our principal business units paid cash dividends and made other cash payments to UGI and its subsidiaries as follows:

(Millions of dollars)	2024	2023
Utilities	$135	$5
Midstream & Marketing	75	215
UGI International	115	248
Total	$325	$468

Common and Preferred Stock

Equity Units

Pursuant to the terms of the Equity Units issued in Fiscal 2021, in May 2024, the Company announced the unsuccessful final remarketing of its Convertible Preferred Stock. As a result, each holder of an Equity Unit received 2.2973 shares of UGI common stock, without par value, with cash paid in lieu of any fractional shares. During the third quarter of Fiscal 2024, the Company (i) made the final contract adjustment payment to settle the 2024 Purchase Contract in full; (ii) canceled the Convertible Preferred Stock; and (iii) in a non-cash transaction, converted the Equity Units into 5,054,030 shares of UGI Common Stock and issued the shares to the holders of the Equity Units under the 2024 Purchase Contract.

See Note 13 to Consolidated Financial Statements for additional information.

Dividends
Quarterly dividends per share of UGI Common Stock paid during Fiscal 2024 and Fiscal 2023 were as follows:

	2024	2023
1st Quarter	$0.375	$0.360
2nd Quarter	0.375	0.360
3rd Quarter	0.375	0.375
4th Quarter	0.375	0.375
Total	$1.500	$1.470
On November 20, 2024, UGI’s Board of Directors declared a cash dividend equal to $0.375 per common share. The dividend will be payable on January 1, 2025, to shareholders of record on December 16, 2024.

Repurchases of Common Stock

During Fiscal 2024 there were no repurchases of UGI Common Stock. During Fiscal 2023, the Company repurchased 600,000 shares of its Common Stock at a total purchase price of $22 million. For additional information on the authorization of these repurchases, see Note 13 to Consolidated Financial Statements.

Long-term Debt and Credit Facilities

The Company’s debt outstanding at September 30, 2024 and 2023, comprised the following:

	2024						2023
(Millions of dollars)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corp. & Other	Total	Total
Short-term borrowings	$286	$—	$128	$51	$—	$465	$649

Long-term debt (including current maturities):
Senior notes	$1,755	$—	$446	$1,887	$700	$4,788	$4,329
Term loans	123	786	335	—	515	1,759	1,967
Other long-term debt	18	41	12	—	115	186	351
Unamortized debt issuance costs	(7)	(13)	(6)	(10)	(19)	(55)	(47)
Total long-term debt	$1,889	$814	$787	$1,877	$1,311	$6,678	$6,600
Total debt	$2,175	$814	$915	$1,928	$1,311	$7,143	$7,249
Significant Financing Activities
The following significant financing activities occurred during Fiscal 2024. See Note 6 to Consolidated Financial Statements for additional information on these transactions.

Utilities

Mountaineer 2023 Credit Agreement. In April 2024, Mountaineer entered into the fourth amendment to the Mountaineer 2023 Credit Agreement, which extends the maturity date of the agreement from November 2024 to December 2025.

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

Energy Services Credit Agreement. In May 2024, Energy Services entered into the fourth amendment to the Energy Services Credit Agreement. The amended credit agreement provides for borrowings up to $300 million, including a $50 million sublimit for letters of credit. Borrowings under the credit agreement can be used for general corporate purposes and ongoing working capital needs of Energy Services and is scheduled to expire in May 2028.

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

AmeriGas Propane

AmeriGas Senior Secured Revolving Credit Facility. In August 2024, AmeriGas OLP entered into the AmeriGas Senior Secured Revolving Credit Facility, a five-year senior secured revolving credit facility maturing August 2029, providing for commitments up to $200 million (including a $20 million sublimit for letters of credit), subject to the terms and conditions of the agreement. Borrowings under this credit facility were used to pay off borrowings under the 2022 AmeriGas OLP Credit Agreement and are available for general corporate purposes and ongoing working capital needs of AmeriGas OLP. Borrowings under this credit agreement are secured by certain assets of AmeriGas OLP, including, but not limited to, accounts receivables and inventory, and are guaranteed by any material subsidiaries of AmeriGas OLP. In addition, this credit facility requires AmeriGas OLP to abide by certain financial covenants from time to time including a minimum fixed charge coverage ratio and a senior notes liquidity covenant, each as defined in the agreement. Concurrently with entering into AmeriGas Senior Secured Revolving Credit Facility, AmeriGas OLP terminated the 2022 AmeriGas OLP Credit Agreement.

AmeriGas Partners Senior Notes. In June 2024, pursuant to an early tender offer, AmeriGas Partners and AmeriGas Finance Corp, repurchased $475 million aggregate principal amount of the 5.50% Senior Notes due May 2025. Cash on hand, a $315 million cash contribution from the Company and other sources of liquidity were used for the repurchase. Following the repurchase, $218 million aggregate principal amount of the 5.50% Senior Notes remain outstanding at September 30, 2024.

In March 2024, AmeriGas Partners and AmeriGas Finance Corp entered into separate, privately negotiated repurchase agreements with a limited number of holders of the outstanding senior notes and repurchased $38 million aggregate principal amount of the senior notes.

UGI Corporation

UGI Corporation Credit Facility Agreement. In April 2024, UGI entered into the fourth amendment to the UGI Corporation Credit Facility Agreement which, among other things, extended the maturity date of substantially all of the borrowings under the UGI Corporation Credit Facility Agreement to August 29, 2025. Amounts outstanding under the amended agreement were repaid early in October 2025 with proceeds from the UGI Corporation 2025 Credit Agreement and the agreement was terminated.

UGI Corporation Senior Notes. In June 2024, UGI issued, in an underwritten private placement, an aggregate $700 million principal amount of 5.00% UGI Corporation Senior Notes due June 2028. The UGI Corporation Senior Notes are senior, unsecured obligations and rank equal in right of payment with our existing and future senior, unsecured indebtedness. The net proceeds from the issuance of the UGI Corporation Senior Notes of approximately $682 million, after underwriters fees and other debt issuance costs, were used (1) to repay a portion of borrowings under the UGI Corporation Credit Facility Agreement; (2) to make a cash contribution of $315 million to the Partnership to repay a portion of its 5.50% Senior Notes as described above; and (3) for general corporate purposes.

The UGI Corporation Senior Notes are convertible subject to the occurrence of certain events and circumstances. Before March 1, 2028, noteholders will have the right to convert their notes only upon the occurrence of certain events. From and after March 1, 2028, holders of the UGI Corporation Senior Notes may convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. As of September 30, 2024, none of the events permitting the noteholders to convert their notes early occurred. Accordingly, the UGI Corporation Senior Notes are classified as “Long-term debt” on the Consolidated Balance Sheet at September 30, 2024.

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

Subsequent Events

UGI Utilities Senior Notes. In November 2024, UGI Utilities entered into a Note Purchase Agreement with a consortium of lenders. Pursuant to the Note Purchase Agreement, UGI Utilities issued $50 million aggregate principal amount of 5.24% Senior Notes due November 30, 2029, and $125 million aggregate principal amount of 5.52% Senior Notes due November 30, 2034. The Note Purchase Agreement contains customary covenants and default provisions and requires compliance with certain financial covenants including a leverage ratio and priority debt ratio as defined in the agreement. These senior notes are unsecured and rank equally with UGI Utilities’ existing outstanding senior debt. The net proceeds from these issuances were used to reduce short-term borrowings and for general corporate purposes.

AmeriGas Senior Secured Revolving Credit Facility. In October 2024, AmeriGas OLP amended the AmeriGas Senior Secured Revolving Credit Facility to increase total commitments to a total of $300 million.

UGI Corporation 2025 Credit Agreement. In October 2024, UGI entered into the UGI Corporation 2025 Credit Agreement, providing a $475 million revolving credit facility, including a $10 million sublimit for letters of credit, and a $400 million term loan facility. Borrowings under the credit agreement can be used for general corporate purposes, including refinancing a portion of the UGI Corporation Credit Facility Agreement and ongoing working capital needs of the Company. The revolving credit facility is scheduled to expire in October 2028, and the term loan facility is scheduled to mature in October 2027. In connection with entering into the UGI Corporation 2025 Credit Agreement, the Company paid off in full and terminated the UGI Corporation Credit Facility Agreement.

Credit Facilities

Information about the Company’s principal credit agreements (excluding Energy Services’ Receivables Facility, which is discussed below) as of September 30, 2024 and 2023, is presented in the tables below.

(Currency in millions)	Expiration Date	Total Capacity	Borrowings Outstanding	Letters of Credit and Guarantees Outstanding	Available Borrowing Capacity	Weighted Average Interest Rate - End of Year
September 30, 2024
AmeriGas OLP (a)	August 2029	$200	$51	$—	$149	7.29%
UGI International, LLC (b)	March 2028	€500	€115	€—	€385	4.88%
Energy Services	May 2028	$300	$—	$—	$300	N.A.
UGI Utilities	November 2028	$375	$190	$—	$185	5.92%
Mountaineer	December 2025	$150	$96	$—	$54	6.56%
UGI Corporation (c)	August 2025	$300	$115	$—	$185	7.45%
September 30, 2023
AmeriGas OLP	September 2026	$600	$—	$2	$598	N.A.
UGI International, LLC (b)	March 2028	€500	€202	€—	€298	5.17%
Energy Services	March 2025	$260	$57	$—	$203	7.67%
UGI Utilities	June 2024	$425	$248	$—	$177	6.30%
Mountaineer	November 2024	$150	$84	$—	$66	6.68%
UGI Corporation (c)	May 2025	$300	$283	$—	$17	7.80%
(a)In October 2024, AmeriGas OLP entered into the first amendment to the AmeriGas Senior Secured Revolving Facility which increased the total commitments to $300 million. The maximum amount available for borrowing at any time under the AmeriGas Senior Secured Revolving Credit Facility is limited to the borrowing base valuation, as defined by the agreement.
(b)Permits UGI International, LLC or UGI International Holdings B.V. to borrow in euros or USD.
(c)This facility was paid in full and terminated in October 2024, concurrent with entering into the UGI Corporation 2025 Credit Agreement in October 2024. See “Subsequent Events” above and Note 6 to Consolidated Financial Statements for additional information. At September 30, 2024, Borrowings outstanding under this facility have been classified as “Long-term debt” on the Consolidated Balance Sheets.

The average daily and peak short-term borrowings under the Company’s principal credit agreements are as follows:

	2024		2023
(Currency in millions)	Average	Peak	Average	Peak
AmeriGas OLP	$18	$157	$79	$242
UGI International, LLC	€170	€229	€203	€300
Energy Services	$15	$62	$13	$82
UGI Utilities	$128	$316	$190	$340
Mountaineer	$77	$104	$73	$101
UGI Corporation	$180	$289	$249	$296
Receivables Facility. Energy Services has a Receivables Facility with an issuer of receivables-backed commercial paper. On October 18, 2024, the expiration date of the Receivables Facility was extended to October 17, 2025. The Receivables Facility provides Energy Services with the ability to borrow up to $150 million of eligible receivables during the period October 18, 2024 to April 30, 2025, and up to $75 million of eligible receivables during the period May 1, 2025 to October 17, 2025, with the option to request an increase of $50 million. The interest rate of the Receivables Facility was replaced with a term SOFR based interest rate effective with the extension on October 18, 2024. Energy Services uses the Receivables Facility to fund working capital, margin calls under commodity futures contracts, capital expenditures, dividends and for general corporate purposes.

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
At September 30, 2024, the outstanding balance of trade receivables was $51 million, none of which were sold to the bank. At September 30, 2023, the outstanding balance of trade receivables was $62 million, $46 million of which was sold to the bank. Amounts sold to the bank are reflected as “Short-term borrowings” on the Consolidated Balance Sheet. During Fiscal 2024 and Fiscal 2023, peak sales of receivables were $97 million and $150 million, respectively. During Fiscal 2024 and Fiscal 2023, average daily amounts sold were $22 million and $46 million, respectively.
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
Operating Activities:
Year-to-year variations in our cash flows from operating activities can be significantly affected by changes in operating working capital, especially during periods with significant changes in energy commodity prices. Cash flows from operating activities in Fiscal 2024 and Fiscal 2023 were $1,182 million and $1,107 million, respectively. Cash flows from operating activities before the effects of changes in operating working capital were $1,215 million in Fiscal 2024 and $1,258 million in Fiscal 2023. Changes in operating working capital and collateral deposits used operating cash flow of $33 million in Fiscal 2024 compared to $151 million of cash flow used in Fiscal 2023. Fiscal 2023 includes $420 million of derivative instrument collateral deposit net payments, principally at our UGI International and Midstream & Marketing segments, compared to only $9 million of such net payments in Fiscal 2024. The unusually high prior-year collateral deposit net payments were the result of significant declines in commodity energy prices that occurred during Fiscal 2023. The decrease in cash flow required to fund changes in operating working capital in Fiscal 2024 also reflects lower cash from changes in inventories and accounts receivable which were offset in large part by lower cash required to fund changes in accounts payable. The higher cash from changes in these operating working capital accounts in the prior year also reflect significantly less volatility in commodity energy prices in Europe following unprecedented volatility in such prices during Fiscal 2023 and the effects of significantly lower energy marketing activities in Europe resulting from the exit of substantially all of UGI International’s energy marketing business. Changes in operating working capital in Fiscal 2024 also reflects lower cash from income taxes and utility deferred fuel recoveries.
Investing Activities:
Investing activity cash flow is principally affected by cash expenditures for property, plant and equipment; cash paid for acquisitions of businesses and assets; investments in equity method investees; and cash proceeds from sales and retirements of property, plant and equipment. Cash expenditures for property, plant and equipment totaled $796 million in Fiscal 2024 and $974 million in Fiscal 2023. The decrease in cash payments for property, plant and equipment in Fiscal 2024 compared with Fiscal 2023 principally reflects lower cash capital expenditures at our Utilities segment and, to a lesser extent, at UGI International and AmeriGas Propane. Cash used for investments in equity method investees was $92 million in Fiscal 2024 principally comprising continuing investments in renewable energy projects principally at Midstream & Marketing. Net proceeds from the disposal of businesses and assets in Fiscal 2024 includes, among other things, proceeds from the sale of UGID.

Financing Activities:
Changes in cash flow from financing activities are primarily due to issuances and repayments of long-term debt; net short-term borrowings; dividends on UGI Common Stock; quarterly payments on outstanding Purchase Contracts; and issuances and repurchases of equity instruments.
Cash flow used by financing activities was $506 million in Fiscal 2024 compared to cash flow used by financing activities of $168 million in Fiscal 2023. Cash flow from financing activities in Fiscal 2024 includes, among other things, the June 2024 issuance by UGI Corporation of the previously mentioned $700 million of the UGI Corporation 5.00% Senior Notes and UGI Utilities issuance of $250 million principal amount of senior notes. Proceeds from the UGI Corporation 5.00% Senior Notes were used to reduce amounts outstanding under UGI Corporation’s revolving credit facility, to repay its outstanding variable-rate amortizing term loan, and to fund a capital contribution to the Partnership in the amount of $315 million which, along with other sources of liquidity, the Partnership used to repurchase $475 million aggregate principal amount of its 5.50% Senior Notes. Fiscal 2023 cash flow from financing activities includes, among other things, the cash flow effects from (1) the UGI International 2023 Credit Agreement and the concurrent repayment of borrowings under the UGI International Credit Agreement (a predecessor agreement); (2) cash proceeds from the Energy Services Amended Term Loan Agreement and the concurrent repayment of amounts outstanding under the Energy Services variable-rate term loan; and (3) the May 2023 issuance of $500 million principal amount of AmeriGas Partners 9.375% Senior Notes and the repayment of $675 million aggregate principal balance of AmeriGas Partners 5.625% Senior Notes.
Capital Expenditures
In the following table, we present capital expenditures (which exclude acquisitions of businesses and assets) for Fiscal 2024 and Fiscal 2023. We also provide amounts we expect to spend on capital expenditures in Fiscal 2025. We expect to finance a substantial portion of our Fiscal 2025 capital expenditures from cash generated by operations and cash on hand.

(Millions of dollars)	2025 (estimate)	2024	2023
Utilities	$550	$482	$563
Midstream & Marketing	114	150	130
UGI International	102	87	129
AmeriGas Propane	78	86	134
Total	$844	$805	$956

The decrease in capital expenditures in Fiscal 2024 was primarily driven by a targeted reduction in capital spend as UGI prioritizes its efforts to maintain cost and capital discipline to create greater financial flexibility and capacity within the balance sheet.

Contractual Cash Obligations and Commitments
The Company has contractual cash obligations that extend beyond Fiscal 2024. The following table presents contractual cash obligations with non-affiliates under agreements existing as of September 30, 2024:

	Payments Due by Period
(Millions of dollars)	Total	Fiscal 2025	Fiscal 2026 - 2027	Fiscal 2028 - 2029	Thereafter
Short-term borrowings (a)	$465	$465	$—	$—	$—
Long-term debt (a)	6,733	235	1,541	1,587	3,370
Interest on long-term fixed-rate debt (a)(b)(c)	2,349	362	647	377	963
Operating leases	500	102	163	113	122
AmeriGas Propane supply contracts	7	7	—	—	—
UGI International supply contracts	408	408	—	—	—
Midstream & Marketing supply contracts	875	241	216	121	297
Utilities construction, supply, storage and transportation contracts	733	213	253	108	159
Derivative instruments (d)	37	17	20	—	—
Total	$12,107	$2,050	$2,840	$2,306	$4,911
(a)Based upon stated maturity dates for debt outstanding at September 30, 2024. At September 30, 2024, borrowings outstanding under the UGI Corporation Credit Facility Agreement totaling $630 million have been classified as “Long-term debt” on the Consolidated Balance Sheet based on the Company’s intent and ability to refinance the obligation with long-term debt issued under the UGI Corporation 2025 Credit Agreement.
(b)Based upon stated interest rates adjusted for the effects of interest rate swaps.
(c)Calculated using applicable interest rates or forward interest rate curves, and UGI’s and its subsidiaries’ leverage ratios, as of September 30, 2024.
(d)Represents the sum of amounts due if derivative instrument liabilities were settled at the September 30, 2024 amounts reflected in the Consolidated Balance Sheet (but excluding amounts associated with interest rate contracts).
“Other noncurrent liabilities” included in our Consolidated Balance Sheet at September 30, 2024, principally comprise operating lease liabilities; regulatory liabilities; refundable tank and cylinder deposits; litigation, property and casualty liabilities and obligations under environmental remediation agreements; pension and other postretirement benefit liabilities recorded in accordance with accounting guidance relating to employee retirement plans; and liabilities associated with executive compensation plans. These liabilities, with the exception of operating lease liabilities, are not included in the table of Contractual Cash Obligations and Commitments because they are estimates of future payments and not contractually fixed as to timing or amount. The minimum required contributions to the U.S. Pension Plans (as further described below under “U.S. Pension Plans”) in Fiscal 2025 are not expected to be material. The minimum required contributions to the U.S. Pension Plans in years beyond Fiscal 2025 will depend, in large part, on the impacts of future returns on pension plan assets and interest rates on pension plan liabilities.
U.S. Pension Plans
The U.S. Pension Plans consist of (1) a defined benefit pension plan for employees hired prior to January 1, 2009, of UGI, UGI Utilities, and certain of UGI’s other domestic wholly owned subsidiaries, and (2) a defined benefit pension plan for Mountaineer employees hired prior to January 1, 2023. The fair values of the U.S. Pension Plans’ assets totaled $635 million and $539 million at September 30, 2024 and 2023, respectively. At September 30, 2024 and 2023, the underfunded positions of the U.S. Pension Plans, defined as the excess of the PBO over the U.S. Pension Plans’ assets, were $38 million and $55 million, respectively.
We believe we are in compliance with regulations governing defined benefit pension plans, including the ERISA rules and regulations. The minimum required contributions to the U.S. Pension Plans in Fiscal 2025 are not expected to be material.

GAAP guidance associated with pension and other postretirement plans generally requires recognition of an asset or liability in the statement of financial position reflecting the funded status of pension and other postretirement benefit plans with current year changes recognized in shareholders’ equity unless such amounts are subject to regulatory recovery. At September 30, 2024, we have recorded pre-tax charges to UGI Corporation’s stockholders’ equity of $3 million and recorded regulatory assets totaling $106 million in order to reflect the funded status of the U.S. Pension Plans. For a more detailed discussion of the U.S. Pension Plans and our other postretirement benefit plans, see Note 8 to Consolidated Financial Statements.

Related Party Transactions
During Fiscal 2024 and Fiscal 2023, we did not enter into any related-party transactions that had a material effect on our financial condition, results of operations or cash flows.

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
Mountaineer. On July 31, 2024, Mountaineer submitted its 2024 IREP filing to the WVPSC requesting recovery of $19 million, which includes $3 million of prior year under-recovery, for costs associated with capital investments after December 31, 2022, that total $197 million, including $74 million in calendar year 2025. The filing included capital investments totaling $418 million over the 2025 - 2029 period. On October 28, 2024, the WVPSC issued an order approving Mountaineer’s request.
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
On March 6, 2023, Mountaineer submitted a base rate case filing with the WVPSC seeking a net revenue increase of $20 million, which consisted of an increase in base rates of $38 million and a decrease in the IREP rates of $18 million annually to be effective on April 5, 2023. On March 31, 2023, the WVPSC suspended the effective date of the requested rate change increase until January 1, 2024 to allow for a full review of the filing. On October 6, 2023, Mountaineer filed a joint stipulation and agreement for settlement of the base rate case, which included a $14 million net revenue increase. On December 21, 2023, the WVPSC issued a final order approving the joint stipulation and agreement, except the WVPSC authorized Mountaineer to implement a weather normalization adjustment rider as a five-year pilot program beginning on October 1, 2024. The new rates went into effect on January 1, 2024. On April 11, 2024 the WVPSC approved the calculation methodology submitted by Mountaineer on March 28, 2024. Under this rider, when weather deviates from normal by more than 2%, for service rendered during the period October 1 through May 31, residential and small commercial customer billings for distribution services are adjusted for weather related impacts exceeding the 2% threshold.

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

Prior to the Fiscal 2024 disposition of the Company’s ownership interest in UGID, Midstream & Marketing had entered into fixed-price sales agreements for a portion of the electricity expected to be generated by its electric generation assets. In the event that these generation assets would not be able to produce all of the electricity needed to supply electricity under these agreements, Midstream & Marketing would be required to purchase electricity on the spot market or under contract with other electricity suppliers. Accordingly, increases in the cost of replacement power could negatively impact Midstream & Marketing’s results. See Note 5 to Consolidated Financial Statements for additional information on the sale of UGID.

Interest Rate Risk
We have both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact their fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.

Our variable-rate debt at September 30, 2024, includes revolving credit facility borrowings and variable-rate term loans at UGI International, Utilities, Midstream & Marketing and UGI Corporation. These debt agreements have interest rates that are generally indexed to short-term market interest rates. We have entered into pay-fixed, receive-variable interest rate swap agreements on all or a significant portion of the term loans’ principal balances and all or a significant portion of the term loans’ tenor. We have designated these interest rate swaps as cash flow hedges. At September 30, 2024, combined borrowings outstanding under variable-rate debt agreements, excluding the previously mentioned effectively fixed-rate debt, totaled $732 million. Based upon average borrowings outstanding under variable-rate borrowings (excluding effectively fixed-rate term loan debt), an increase in short-term interest rates of 100 basis points (1%) would have increased our Fiscal 2024 interest expense by approximately $9 million. The remainder of our debt outstanding is subject to fixed rates of interest. A 100 basis point increase in market interest rates would result in decreases in the fair value of this fixed-rate debt of approximately $230 million at September 30, 2024. A 100 basis point decrease in market interest rates would result in increases in the fair value of this fixed-rate debt of approximately $250 million at September 30, 2024.

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

Foreign Currency Exchange Rate Risk
Our primary currency exchange rate risk is associated with the USD versus the euro and, to a lesser extent, the USD versus the British pound sterling. The USD value of our foreign currency denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. From time to time, we use derivative instruments to hedge portions of our net investments in foreign subsidiaries, including anticipated foreign currency denominated dividends. Gains or losses on these net investment hedges remain in AOCI until such foreign operations are sold or liquidated. With respect to our net investments in our UGI International operations, a 10% decline in the value of the associated foreign currencies versus the USD would reduce their aggregate net book value at September 30, 2024, by approximately $70 million, which amount would be reflected in other comprehensive income. We have designated certain euro-denominated borrowings as net investment hedges.
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
We have concentrations of credit risk associated with derivative instruments and we evaluate the creditworthiness of our derivative counterparties on an ongoing basis. As of September 30, 2024, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was $140 million. In general, many of our over-the-counter derivative instruments and all exchange contracts call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At September 30, 2024, we had received cash collateral from derivative instrument counterparties totaling $14 million. In addition, we may have offsetting derivative liabilities and certain accounts payable balances with certain of these counterparties, which further mitigates the previously mentioned maximum amount of losses. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At September 30, 2024, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.
The following table summarizes the fair values of unsettled market risk sensitive derivative instrument assets (liabilities) held at September 30, 2024 and changes in their fair values due to market risks. Certain of UGI Utilities’ commodity derivative instruments are excluded from the table below because any associated net gains or losses are refundable to or recoverable from customers in accordance with UGI Utilities ratemaking.

	Asset (Liability)
(Millions of dollars)	Fair Value	Change in Fair Value
September 30, 2024
Commodity price risk (1)	$(22)	$(105)
Interest rate risk (2)	$(21)	$(15)
Foreign currency exchange rate risk (3)	$(3)	$(45)
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
During the fourth quarter of Fiscal 2024, as part of its annual goodwill impairment assessment, the Company performed a quantitative assessment for its AmeriGas Propane reporting unit. In addition, during the third quarter of Fiscal 2023, the Company identified interim impairment indicators related to goodwill within the AmeriGas Propane reporting unit: (1) AmeriGas Partners issued $500 million of Senior Notes at an interest rate of 9.375%, which was significantly higher than the interest rates on the other AmeriGas Propane debt obligations; and (2) financial projections for the AmeriGas Propane reporting unit were reduced significantly compared to previous forecasts following declines in gross margins and customer retention and higher operating expenses. The Company concluded that these events constituted triggering events that indicate that the AmeriGas Propane goodwill may be impaired and, as such, performed an interim impairment test of its goodwill as of May 31, 2023.

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

Based on our evaluations in Fiscal 2024 and Fiscal 2023, the estimated fair value of the AmeriGas Propane reporting unit was determined to be less than its carrying value. As a result, the Company recorded a non-cash pre-tax goodwill impairment charge of $195 million and $656 million in Fiscal 2024 and Fiscal 2023, respectively, included in “Impairment of goodwill” on the Consolidated Statements of Income, to reduce the carrying value of AmeriGas Propane to its fair value. The Company calculated the deferred tax effect using the simultaneous equation method.

The performance of the AmeriGas Propane reporting unit and the potential for future developments in the global economic environment, including the prospect of higher interest rates, introduces a heightened risk for additional impairment in the AmeriGas Propane reporting unit. If there is continued deterioration in the results of operations, a portion or all of the remaining recorded goodwill for the AmeriGas Propane reporting unit, which was $1.2 billion as of September 30, 2024, could be subject to further impairment.
With respect to UGI International's Fiscal 2024 goodwill impairment test, the Company bypassed the qualitative assessment and performed a quantitative assessment. Such assessment used a weighting of income and market approaches to determine fair value. With respect to the income approach, management used a discounted cash flow (“DCF”) method, using unobservable inputs. The significant assumptions in our DCF model include projected EBITDA, and a discount rate (and estimates in the discount rate inputs). With respect to the market approach, management used recent transaction market multiples for similar companies. Based on our evaluation, we determined that UGI International’s fair value exceeded its carrying value by less than 30%. While the Company believes that its judgments used in the quantitative assessment of UGI International’s fair value are reasonable based upon currently available facts and circumstances, if UGI International were not able to achieve its anticipated results and/or if its discount rate were to increase, its fair value would be adversely affected, which may result in an impairment. There is $950 million of goodwill in this reporting unit as of September 30, 2024.

Accumulated goodwill impairment was $851 million and $656 million at September 30, 2024 and 2023, respectively. Except for the previously mentioned impairment charges at the AmeriGas Propane reporting unit, there were no other impairments of goodwill recognized in all periods presented.
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
The impairments of AmeriGas Propane’s goodwill were determined to be a triggering event requiring an impairment analysis of AmeriGas Propane’s long-lived and definite lived intangible assets. Accordingly, the Company performed a recoverability test of AmeriGas Propane’s long-lived assets, including ROU assets and definite lived intangible assets, as of July 31, 2024, the measurement date of our annual goodwill impairment test, and May 31, 2023, using estimated undiscounted cash flow projections expected to be generated over the remaining useful life of the primary asset of the asset group at the lowest level with identifiable cash flows that are independent of other assets. Based on the recoverability tests performed, we determined that (1) AmeriGas Propane’s long-lived assets, including ROU assets and definite lived intangible assets, were recoverable and, as such, no impairment charges were recorded; and (2) no adjustments to the remaining useful lives were necessary as of July 31, 2024 and May 31, 2023.
See Note 5 to Consolidated Financial Statements for information on the impairment loss associated with the disposal of UGID during Fiscal 2024. No other material provisions for impairments of long-lived assets were recorded during Fiscal 2024 and Fiscal 2023.
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
Regulatory Assets and Liabilities. The accounting for our rate regulated gas and electric utility businesses differs from the accounting for nonregulated operations in that these businesses are required to reflect the effects of rate regulation in the consolidated financial statements. Regulatory practices that assign costs to accounting periods may differ from accounting methods generally applied by nonregulated businesses. When it is probable that regulators will permit the recovery of current costs through future rates charged to customers, these costs that otherwise would be expensed by nonregulated companies are deferred as regulatory assets. Similarly, regulatory liabilities are recognized when it is probable that regulators will require customer refunds through future rates or when revenue is collected from customers for expenditures that have yet to be incurred. We continually assess whether the regulatory assets are probable of future recovery by evaluating the regulatory environment, recent rate orders and public statements issued by the PAPUC, WVPSC and MDPSC, and discussions with regulatory authorities and legal counsel. If future recovery of regulatory assets ceases to be probable, the elimination of those regulatory assets would adversely impact our results of operations and cash flows. As of September 30, 2024, our regulatory assets and regulatory liabilities totaled $319 million and $329 million, respectively. For additional information on regulatory assets and liabilities, see Notes 2 and 9 to Consolidated Financial Statements.
Income Taxes. We use the asset and liability method of accounting for income taxes. We recognize the tax benefits from income tax positions that have a greater than more likely than not likelihood of being sustained upon examination by the taxing authorities. A liability is recorded for uncertain tax positions where it is more likely than not the position may not be sustained based on its technical merits. We use assumptions, judgments and estimates to determine our current provision for income taxes. We also use assumptions, judgments and estimates to determine our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. The interpretation of tax laws involves uncertainty since tax authorities may interpret the laws differently. Our assumptions, judgments and estimates relative to the current provision for income tax give consideration to current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation thereof and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the amount of deferred income taxes take into account estimates of the amount of future taxable income. Actual taxable income or future estimates of taxable income could render our current assumptions, judgments and estimates inaccurate. Changes in the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ significantly from our estimates. As of September 30, 2024, our net deferred tax liabilities totaled $910 million.

Recently Issued Accounting Pronouncements
See Note 3 to Consolidated Financial Statements for a discussion of recently issued accounting guidance.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Principal Accountant

On October 23, 2024, the Audit Committee of the Board of Directors of UGI Corporation approved the appointment of KPMG, LLP (“KPMG”) as the Company’s new independent registered public accounting firm for the fiscal year ending September 30, 2025 and the dismissal of Ernst & Young LLP (“EY”).

During the fiscal years ended September 30, 2024, 2023 and 2022, and in the subsequent period through October 23, 2024, (i) there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) between the Company and EY on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of EY, would have caused EY to make reference thereto in its reports, and (ii) there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

(a)Disclosure Controls and Procedures

The Company's disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2024 because of the material weakness in our internal control over financial reporting described below.

Notwithstanding the existence of the material weakness, we have concluded that the Financial Statements included in the Annual Report on Form 10-K present fairly, in all material respects, our financial position, the results of our operations and our cash flows for each of the periods presented in conformity with U.S. GAAP.

(b)Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment, including testing, of the Company’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

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

Based on its assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2024 due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The Company conducted its annual goodwill impairment analysis relating to the AmeriGas Propane reporting unit. In connection with that analysis, the Company’s internal controls to review the cash flow projections, used in the goodwill impairment analysis on a timely basis and in sufficient detail were not operating effectively. The goodwill impairment analysis was ultimately completed prior to the preparation of the consolidated financial statements as of and for the year ended September 30, 2024 and resulted in an impairment of goodwill. This deficiency represents a material weakness in the Company’s internal control over financial reporting at September 30, 2024. Notwithstanding the existence of the material weakness, we have concluded that the Financial Statements included in the Annual Report on Form 10-K present fairly, in all material respects, our financial position, the results of our operations and our cash flows for each of the periods presented in conformity with U.S. GAAP.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which contains an adverse opinion on the effectiveness of our internal control over financial reporting, as stated in their report included herein.

(c)Remediation Plan

Management will design and implement additional controls to timely validate cash flows used in the goodwill impairment test, including the engagement of a third-party specialist to assist developing valuation models and establishing sound and reasonable assumptions.

(d)Changes in Internal Control Over Financial Reporting

Except for the material weakness as described above, during the most recent fiscal quarter, no change in the Company’s internal control over financial reporting occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of UGI Corporation

Opinion on Internal Control over Financial Reporting
We have audited UGI Corporation and subsidiaries’ internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, UGI Corporation and subsidiaries (the Company) has not maintained effective internal control over financial reporting as of September 30, 2024, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: Management has identified a material weakness in the Company’s goodwill impairment process relating to the AmeriGas Propane reporting unit.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended September 30, 2024, and the related notes and the financial statement schedules listed in the Index at Item 15(a). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal year 2024 consolidated financial statements, and this report does not affect our report dated November 26, 2024, which expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
November 26, 2024

ITEM 9B. OTHER INFORMATION
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation-S-K. Further, during the three months ended September 30, 2024, the Company did not adopt or terminate a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation-S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable

PART III:

ITEMS 10 THROUGH 14.

In accordance with General Instruction G(3), and except as set forth below, the information required by Items 10, 11, 12, 13 and 14 is incorporated in this Report by reference to the following portions of UGI’s Proxy Statement, which will be filed with the SEC by December 31, 2024.

	Information	Captions of Proxy Statement Incorporated by Reference
Item 10.	Directors, Executive Officers and Corporate Governance	Election of Directors - Nominees; Corporate Governance; Report of the Audit Committee of the Board of Directors

Code of Business Conduct and Ethics.
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

Insider Trading Policy.
The Company has adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of the Company’s securities that is reasonably designed to promote compliance with applicable laws, rules and regulations. A copy of the Company’s Insider Trading Policy has been filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

Equity Compensation Table

The following table sets forth information as of the end of Fiscal 2024 with respect to compensation plans under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,154,066	(1)	$41.32		15,293,516	(2)
	1,223,190	(3)	$0
Equity compensation plans not approved by security holders	—
Total	9,377,256		$41.32	(4)
(1) Represents stock option awards issued to employees and non-employees under the compensation plans: the UGI Corporation 2021 Incentive Award Plan, the 2013 Plan and the 2004 Plan. The UGI Corporation 2021 Incentive Award Plan was approved by shareholders on January 29, 2021.
(2) Represents securities remaining for issuance under the UGI Corporation 2021 Incentive Award Plan. The UGI Corporation 2021 Incentive Award Plan uses a share pool under which each share issued pursuant to a stock option or stock appreciation right reduces the number of shares available by one share, and each share issued pursuant to awards other than stock options or stock appreciation rights reduces the number of shares available by three (3) shares.
(3) Represents UGI Stock Units and UGI Performance Units issued to employees and non-employees, under compensation plans including the UGI Corporation 2021 Incentive Award Plan. There is no exercise price associated with these awards.
(4) Weighted-average exercise price of outstanding options; excludes restricted stock units.
The information concerning the Company’s executive officers required by Item 10 is set forth below.
EXECUTIVE OFFICERS

Name	Age	Position
Robert C. Flexon	66	President and Chief Executive Officer
Sean P. O’Brien	55	Chief Financial Officer
Robert F. Beard, Jr.	59	Chief Operations Officer
John Koerwer	64	Chief Information Officer
Kathleen Shea Ballay	59	General Counsel and Chief Legal Officer
Jean Felix Tematio Dontsop	48	Vice President - Chief Accounting Officer and Corporate Controller

All officers are elected for a one-year term at the organizational meeting of the Board of Directors held each year.

There are no family relationships between any of the officers or between any of the officers and any of the directors.

Robert C. Flexon

Mr. Flexon is President and Chief Executive Officer of UGI Corporation (since November 1, 2024) and a member of UGI’s Board of Directors. Mr. Flexon also serves as Chair of the Board of Nexus Water Group, a privately held company, a position he has held since 2024 and currently serves as Chair of the Board of Capstone Green Energy Holdings, Inc., a position he has held since 2021. Mr. Flexon joined the Capstone Board as a director in 2018 and also served as Capstone’s Interim President and Chief Executive Officer from August 2023 until March 2024 to lead the Company’s restructuring. Mr. Flexon was previously Chair of the Board of Directors of PG&E Corporation (NYSE: PCG), a position he held since the Company’s emergence from Chapter 11 in 2020 until October 31, 2024. Beginning 2021, as a result of winter storm Uri, he served as a director of The Electric Reliability Council of Texas, Inc. and will depart the Board at the end of his term in December 2024.

Mr. Flexon previously served as President and Chief Executive Officer and Director of Dynegy Inc. (2011 to 2018). Prior to his service with Dynegy, Mr. Flexon was UGI’s Chief Financial Officer (February 2011 to July 2011). Mr. Flexon joined UGI from Foster Wheeler AG (NASDAQ: FWLT), where he served as Chief Executive Officer in 2010, as President and Chief Executive Officer of Foster Wheeler USA from 2009 to 2010 and as a director of Foster Wheeler AG from 2006 to 2009. Mr. Flexon held various executive roles with NRG Energy, Inc. from 2004 to 2009, including Executive Vice President and Chief Financial Officer and Executive Vice President and Chief Operating Officer. Prior to 2004, Mr. Flexon held executive positions with Hercules, Inc. and served in various key positions with Atlantic Richfield Company, including General Auditor. He began his career as a CPA with the former Coopers & Lybrand in Philadelphia from 1980 to 1987.

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
Robert F. Beard, Jr.

Mr. Beard is Chief Operations Officer of UGI Corporation (since 2022), President, AmeriGas Propane, Inc. (June to November 2023; August 2024 to present) and Chief Executive Officer of UGI Utilities, Inc. (since 2011). He joined UGI in 2008 and most recently served as Executive Vice President, Natural Gas, Global Engineering & Construction and Procurement of UGI Corporation (2021-2022) and Chief Executive Officer of Mountaineer Gas Company (2021-2022). Prior, he was Executive Vice President, Natural Gas of UGI Corporation (2018-2021) and previously served as President (2011-2020), Vice President - Marketing, Rates and Gas Supply (2010-2011) and Vice President - Southern Region (2008-2010) of UGI Utilities, Inc. Before joining UGI, Mr. Beard served as Vice President - Operations and Engineering of PPL Gas Utilities Corporation (2006-2008) and as Director - Operations and Engineering of PPL Gas Utilities Corporation (2002-2006).

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

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as part of this report:

(1)Financial Statements:
Included under Item 8 are the following financial statements and supplementary data:
Management’s Annual Report on Consolidated Financial Statements and Schedules
Report of Independent Registered Public Accounting Firm (PCAOB ID:42) (on Consolidated Financial Statements and Schedules)
Consolidated Balance Sheets as of September 30, 2024 and 2023
Consolidated Statements of Income for the years ended September 30, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income for the years ended September 30, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended September 30, 2024, 2023 and 2022
Consolidated Statements of Changes in Equity for the years ended September 30, 2024, 2023 and 2022
Notes to Consolidated Financial Statements

(2)Financial Statement Schedules:
I — Condensed Financial Information of Registrant (Parent Company)
II — Valuation and Qualifying Accounts for the years ended September 30, 2024, 2023 and 2022
We have omitted all other financial statement schedules because the required information is (1) not present; (2) not present in amounts sufficient to require submission of the schedule; or (3) included elsewhere in the financial statements or related notes.

(3)List of Exhibits:

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
3.1	(Second) Amended and Restated Articles of Incorporation of the Company as amended through June 6, 2005.	UGI	Form 10-Q (6/30/05)	3.1
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of UGI Corporation.	UGI	Form 8-K (7/29/14)	3.1
3.3	Amended and Restated Bylaws of UGI Corporation, effective as of May 3, 2023.	UGI	Form 8-K (5/3/23)	3.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
4.1	Instruments defining the rights of security holders, including indentures. (The Company agrees to furnish to the Commission upon request a copy of any instrument defining the rights of holders of long-term debt not required to be filed pursuant to Item 601(b)(4) of Regulation S-K).
4.2	The description of the Company’s Common Stock contained in the Company’s registration statement filed under the Securities Exchange Act of 1934, as amended.	UGI	Form 8-B/A (4/17/96)	3.(4)
4.3	UGI Corporation’s (Second) Amended and Restated Articles of Incorporation, as amended, and Bylaws referred to in 3.1, 3.2, and 3.3 above.
4.4	Indenture, dated as of August 1, 1993, by and between UGI Utilities, Inc., as Issuer, and U.S. Bank National Association, as successor trustee, incorporated by reference to the Registration Statement on Form S-3 filed on April 8, 1994.	Utilities	Registration Statement No. 33-77514 (4/8/94)	4(c)
4.5	Supplemental Indenture, dated as of September 15, 2006, by and between UGI Utilities, Inc., as Issuer, and U.S. Bank National Association, successor trustee to Wachovia Bank, National Association.	Utilities	Form 8-K (9/12/06)	4.2
4.6	Form of Note Purchase Agreement dated October 30, 2013 between the Company and the purchasers listed as signatories thereto.	Utilities	Form 8-K (10/30/13)	4.1
4.7	Note Purchase Agreement dated April 22, 2016 between the Company and the purchasers listed as signatories thereto.	Utilities	Form 8-K (4/28/16)	4.1
4.8	Indenture, dated as of June 27, 2016, among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (6/27/16)	4.1
4.9	First Supplemental Indenture, dated as of June 27, 2016, among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (6/27/16)	4.2

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
4.10	Second Supplemental Indenture, dated as of December 28, 2016, among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee (including form of global note).	AmeriGas Partners, L.P.	Form 8-K (12/28/16)	4.1
4.11	Third Supplemental Indenture, dated as of February 13, 2017, among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee (including form of global note).	AmeriGas Partners, L.P.	Form 8-K (2/13/17)	4.1
4.12	Indenture, dated as of October 25, 2018, by and among International, the guarantors named therein, U.S. Bank National Association, as trustee, Elavon Financial Services DAC, as registrar and transfer agent, and Elavon Financial Services DAC, UK Branch, as paying agent (including the form of Note).	UGI	Form 8-K (10/25/18)	4.1
4.13	Indenture, dated as of December 7, 2021, by and among UGI International, LLC, the guarantors named therein, U.S. Bank National Association, as trustee, Elavon Financial Services DAC, as registrar and transfer agent, and Elavon Financial Services DAC, UK Branch, as paying agent (including the form of Note).	UGI	Form 8-K (12/7/21)	4.1
4.14	Indenture, dated as of May 31, 2023, by and among AmeriGas Partners, L.P. and AmeriGas Finance Corp. (the Issuers) and U.S. Bank Trust Company, National Association, as trustee (including the form of 2028 Notes).	UGI	Form 8-K (5/31/23)	4.1
4.15	Indenture, dated as of June 11, 2024, between UGI Corporation and U.S. Bank Trust Company, National Association, as trustee.	UGI	Form 8-K (6/11/24)	4.1
4.16	Form of certificate representing the 5.00% Convertible Senior Notes due 2028 (included as Exhibit A to Exhibit 4.15 (above)).	UGI	Form 8-K (6/11/24)	4.2
4.17	Form of Note Purchase Agreement dated December 21, 2018 between the Company and the purchasers listed as signatories thereto.	UGI	Form 10-Q (12/31/18)	4.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
4.18	Note Purchase Agreement, dated as of March 19, 2020, by and among the Company and the purchasers listed as signatories thereto.	UGI	Form 8-K (3/19/20)	4.1
4.19	Note Purchase Agreement, dated May 7, 2021, by and among UGI Utilities, Inc. and the purchasers listed as signatories thereto.	UGI	Form 8-K (5/4/21)	4.1
4.20	Note Purchase Agreement, dated June 30, 2022, by and among UGI Utilities, Inc. and the purchasers listed as signatories thereto.	UGI	Form 8-K (6/30/22)	4.1
4.21	Note Purchase Agreement dated November 30, 2023 by and among UGI Utilities, Inc. and the purchasers listed as signatories thereto.	UGI	Form 8-K (11/30/23)	4.1
4.22	Note Purchase Agreement dated November 14, 2024 by and among UGI Utilities, Inc. and the purchasers listed as signatories thereto.	UGI	Form 8-K (11/14/24)	4.1
4.23	Note Purchase Agreement, dated June 30, 2022, by and among Mountaineer Gas Company and the purchasers listed as signatories thereto.	UGI	Form 8-K (6/30/22)	4.2
4.24	Acknowledgement, dated as of October 23, 2023, to the Note Purchase Agreement, dated as of June 30, 2022, by and among Mountaineer Gas Company, Teachers Insurance and Annuity Association of America and The Lincoln National Life Insurance Company.	UGI	Form 10-K (9/30/23)	4.20
*4.25	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of September 5, 2014.	UGI	Form 10-K (9/30/16)	10.25
10.2**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of September 5, 2014 - Terms and Conditions as effective January 1, 2016.	UGI	Form 10-K (9/30/16)	10.26

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.3**	UGI Corporation 2009 Deferral Plan, as Amended and Restated effective June 15, 2017.	UGI	Form 10-Q (6/30/17)	10.6
10.4**	UGI Corporation 2009 Supplemental Executive Retirement Plan for New Employees, as Amended and Restated as of June 15, 2017.	UGI	Form 10-Q (6/30/17)	10.1
10.5**	UGI Corporation 2013 Omnibus Incentive Compensation Plan, effective as of September 5, 2014.	UGI	Form 10-K (9/30/16)	10.30
10.6**	UGI Corporation 2013 Omnibus Incentive Compensation Plan, Terms and Conditions for Non-Employee Directors, effective January 1, 2019.	UGI	Form 10-Q (3/31/19)	10.6
10.7**	UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan, as Amended and Restated effective April 1, 2015.	UGI	Form 10-K (9/30/17)	10.26
10.8**	UGI Corporation Executive Annual Bonus Plan as amended November 15, 2018.	UGI	Form 10-Q (3/31/19)	10.7
10.9**	UGI Corporation 2021 Incentive Award Plan.	UGI	Form S-8 (2/4/21)	4.4
10.10**	UGI Corporation 2021 Incentive Award Plan, Terms and Conditions for Non-Employee Directors, effective February 1, 2021.	UGI	Form 10-K (9/30/22)	10.10
10.11**	UGI Corporation Executive Severance Plan, as effective October 1, 2021.	UGI	Form 8-K (9/29/21)	10.1
10.12**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for all US Employees.	UGI	Form 10-Q (3/31/21)	10.1
10.13**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Performance Unit Grant Letter for all US Employees.	UGI	Form 10-Q (3/31/21)	10.2
10.14**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Stock Unit Grant Letter for all US Employees.	UGI	Form 10-Q (3/31/21)	10.3

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.15**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for Non-Employee Directors.	UGI	Form 10-Q (3/31/21)	10.4
10.16**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Stock Unit Grant Letter for Non-Employee Directors.	UGI	Form 10-Q (3/31/21)	10.5
10.17**	Form of UGI Corporation 2021 Incentive Award Plan Nonqualified Stock Option Grant Letter for Non-Employee Directors.	UGI	Form 10-K (9/30/22)	10.17
10.18**	Form of UGI Corporation 2021 Incentive Award Plan Restricted Stock Unit Grant Letter for Non-Employee Directors.	UGI	Form 10-K (9/30/22)	10.18
10.19**	Form of UGI Corporation 2021 Incentive Award Plan Nonqualified Stock Option Grant Letter for all US Employees.	UGI	Form 10-Q (6/30/21)	10.1
10.20**	Form of UGI Corporation 2021 Incentive Award Plan Performance Unit Grant Letter for all US Employees.	UGI	Form 10-Q (6/30/21)	10.2
10.21**	Form of UGI Corporation 2021 Incentive Award Plan Stock Unit Grant Letter for all US Employees.	UGI	Form 10-Q (6/30/21)	10.3
10.22**	Form of UGI Corporation 2021 Incentive Award Plan Performance Unit Grant Letter for NEOs (EPS).	UGI	Form 10-Q (3/31/23)	10.3
*10.23**	Form of UGI Corporation 2021 Incentive Award Plan Performance Unit Grant Letter for Employees (EPS).
10.24**	Form of UGI Corporation 2021 Incentive Award Plan Performance Unit Grant Letter for US Employees (TSR).	UGI	Form 10-Q (3/31/23)	10.4
10.25**	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement between UGI Corporation and Mr. Robert F. Beard.	UGI	Form 10-Q (12/31/22)	10.1
10.26**	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement between UGI Corporation and Mr. Sean P. O’Brien.	UGI	Form 10-Q (3/31/23)	10.2

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.27**	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement between UGI Corporation and Mr. John Koerwer.	UGI	Form 10-K (9/30/23)	10.28
*10.28**	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement between UGI Corporation and Mr. Robert C Flexon.
*10.29**	Form of Change in Control Agreement between UGI Corporation and Messrs. Flexon, Beard, O’Brien and Koerwer and Ms. Shea Ballay.
10.30**	Separation Agreement and General Release by and between UGI Corporation and Roger Perreault.	UGI	Form 8-K/A (12/12/23)	10.1
10.31**	Consulting Services Agreement by and between UGI Corporation and Roger Perreault.	UGI	Form 8-K/A (12/12/23)	10.2
10.32	Form of Receivables Purchase Agreement, dated as of November 30, 2001, as amended through and including Amendment No. 18 thereto dated October 27, 2017, by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 10-K (9/30/17)	10.38
10.33	Amendment No. 19, dated as of October 26, 2018, to Receivables Purchase Agreement, dated as of November 30, 2001 (as amended, supplemented or modified from time to time), by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 8-K (10/26/18)	10.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.34	Amendment No. 20, dated as of October 25, 2019, to Receivables Purchase Agreement, dated as of November 30, 2001 (as amended, supplemented or modified from time to time), by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 8-K (10/25/19)	10.1
10.35	Amendment No. 21, dated as of October 23, 2020, to Receivables Purchase Agreement, dated as of November 30, 2001, by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 8-K (10/23/20)	10.1
10.36	Amendment No. 22, dated as of October 22, 2021, to Receivables Purchase Agreement, dated as of November 30, 2001, by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 8-K (10/22/21)	10.1
10.37	Amendment No. 23, dated as of October 21, 2022, to Receivables Purchase Agreement, dated as of November 30, 2001, by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 8-K (10/20/22)	10.2
10.38	Amendment No. 24, dated as of October 20, 2023, to Receivables Purchase Agreement, dated as of November 30, 2001, by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 8-K (10/20/23)	10.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.39	Amendment No. 25, dated as of October 18, 2024, to Receivables Purchase Agreement, dated as of November 30, 2001, by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 8-K (10/24/24)	10.1
10.40	Form of Purchase and Sale Agreement, dated as of November 30, 2001, as amended through and including Amendment No. 4 thereto dated October 1, 2013, by and between UGI Energy Services, LLC and Energy Services Funding Corporation.	UGI	Form 10-K (9/30/17)	10.39
10.41	FSS Service Agreement No. 79028 effective as of December 1, 2019 by and between Columbia Gas Transmission, LLC and UGI Utilities, Inc.	UGI	Form 10-K (9/30/19)	10.40
10.42	SST Service Agreement No. 79133 effective as of December 1, 2019 by and between Columbia Gas Transmission, LLC and UGI Utilities, Inc.	UGI	Form 10-K (9/30/19)	10.41
10.43	Gas Supply and Delivery Service Agreement between UGI Utilities, Inc. and UGI Energy Services, LLC, effective November 1, 2015.	Utilities	Form 10-K (9/30/16)	10.19
10.44	First Amendment, dated November 1, 2020, to Gas Supply and Delivery Service Agreement First Amendment, dated November 1, 2020, to Gas Supply and Delivery Service Agreement between UGI Utilities, Inc. and UGI Energy Services, LLC, effective November 1, 2015.	UGI	Form 10-K (9/30/20)	10.41
10.45	Gas Supply and Delivery Service Agreement between UGI Utilities, Inc. and UGI Energy Services, LLC, effective November 1, 2020.	UGI	Form 10-K (9/30/20)	10.42
10.46	Gas Supply and Delivery Service Agreement between UGI Utilities, Inc. and UGI Energy Services, LLC, effective November 1, 2021.	UGI	Form 10-K (9/30/21)	10.47

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
*10.47	Gas Supply and Delivery Service Agreement between UGI Utilities, Inc. and UGI Energy Services, LLC, effective December 1, 2024.
10.48	Credit Agreement, dated October 31, 2017, by and among UGI Utilities, Inc., PNC Bank National Association, as administrative agent, The Bank of New York Mellon, as syndication agent, and certain other lenders named therein.	Utilities	Form 8-K (10/31/17)	10.1
10.49	First Amendment to Credit Agreement, dated July 12, 2022, by and among UGI Utilities, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent.	UGI	Form 8-K (7/21/22)	10.1
10.50	Credit Agreement, dated as of August 13, 2019, by and among UGI Energy Services, LLC, as borrower, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lenders party thereto.	UGI	Form 8-K (8/13/19)	10.1
10.51	First Amendment to Credit Agreement, dated February 23, 2023, by and among UGI Energy Services, LLC, the guarantors party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent.	UGI	Form 8-K (2/23/23)	10.1
10.52	Second Amendment to Credit Agreement, dated June 28, 2024, by and among UGI Energy Services, LLC, the guarantors party thereto, the lenders party thereto and HSBC Bank USA, N.A., as administrative agent.	UGI	Form 8-K (6/28/24)	10.1
*10.53	Third Amendment to Credit Agreement, dated November 20, 2024, by and among UGI Energy Services, LLC, the other loan parties thereto, and HSBC Bank USA, N.A., as administrative agent.

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.54	Fourth Amended and Restated Credit Agreement, dated as of May 14, 2024, by and among UGI Energy Services, LLC, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	UGI	Form 8-K (5/14/24)	10.1
10.55	Third Amendment to Third Amended and Restated Credit Agreement, dated as of October 20, 2022, by and among Mountaineer Gas Company, as borrower, the lenders party thereto and Truist Bank, as administrative agent, letter of credit issuer and swing line lender	UGI	Form 8-K (10/20/22)	10.1
10.56	Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of April 26, 2024, by and among Mountaineer Gas Company, as borrower, the lenders party thereto and Truist Bank, as administrative agent, letter of credit issuer and swing line lender.	UGI	Form 8-K (4/26/24)	10.1
10.57	Amended and Restated Multicurrency Facilities Agreement, dated June 19, 2024, by and among UGI International, UGI International Holdings B.V., Natixis, as agent, and the lenders party thereto.	UGI	Form 8-K (6/19/24)	10.1
10.58	Credit Agreement, dated November 9, 2023, by and among UGI Utilities, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent.	UGI	Form 8-K (11/9/23)	10.1
10.59	Revolving Credit and Security Agreement, dated August 2, 2024, by and among AmeriGas Propane, L.P., the other borrowers from time to time party thereto, the guarantors from time to time party thereto, the lenders from time to time party thereto and PNC Bank, National Association, as agent.	UGI	Form 8-K (8/2/24)	10.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.60	First Amendment to Revolving Credit and Security Agreement, dated October 31, 2024, by and among AmeriGas Propane, L.P., the lenders party thereto and PNC Bank, National Association, as agent.	UGI	Form 8-K (10/31/24)	10.1
10.61	Credit Agreement, dated as of October 11, 2024, by and among UGI Corporation, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	UGI	Form 8-K (10/11/24)	10.1
*14	Code of Business Conduct and Ethics.
*19.1	Insider Trading Policy.
*21	Subsidiaries of the Registrant.
*23	Consent of Ernst & Young LLP
*31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2024 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2024 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2024, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy.	UGI	Form 10-K (9/30/23)	97.1
*101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
*101.LAB	XBRL Taxonomy Extension Labels Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*    Filed herewith.
**    As required by Item 15(a)(3), this exhibit is identified as a compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY
None.

EXHIBIT INDEX

Exhibit No.	Description

4.25	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.23	Form of UGI Corporation 2021 Incentive Award Plan Performance Unit Grant Letter for Employees (EPS).

10.28	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement between UGI Corporation and Mr. Robert C Flexon.

10.29	Form of Change in Control Agreement between UGI Corporation and Messrs. Flexon, Beard, O’Brien and Koerwer and Ms. Shea Ballay.

10.47	Gas Supply and Delivery Service Agreement between UGI Utilities, Inc. and UGI Energy Services, LLC, effective December 1, 2024.

10.53	Third Amendment to Credit Agreement, dated November 20, 2024, by and among UGI Energy Services, LLC, the other loan parties thereto, and HSBC Bank USA, N.A., as administrative agent.

14	Code of Business Conduct and Ethics.

19.1	Insider Trading Policy.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2024 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2024 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2024, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UGI CORPORATION
Date:	November 26, 2024	By:	/s/ Sean P. O’Brien
Sean P. O’Brien Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on November 26, 2024, by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ Robert C. Flexon	President and Chief Executive Officer (Principal Executive Officer) and Director
Robert C. Flexon

/s/ Sean P. O’Brien	Chief Financial Officer (Principal Financial Officer)
Sean P. O’Brien

/s/ Jean Felix Tematio Dontsop	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)
Jean Felix Tematio Dontsop

/s/ Mario Longhi	Chair and Director
Mario Longhi

/s/ David Bingenheimer	Director
David Bingenheimer

/s/ M. Shawn Bort	Director
M. Shawn Bort

/s/ Theodore A. Dosch	Director
Theodore A. Dosch

/s/ Tina Faraca	Director
Tina Faraca

/s/ Alan N. Harris	Director
Alan N. Harris

/s/ William J. Marrazzo	Director
William J. Marrazzo

/s/ Kelly A. Romano	Director
Kelly A. Romano
Director
/s/ Melanie Ruiz
Melanie Ruiz

/s/ Santiago Seage	Director
Santiago Seage

UGI CORPORATION AND SUBSIDIARIES
FINANCIAL INFORMATION
FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K
YEAR ENDED SEPTEMBER 30, 2024

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

/s/ Robert C. Flexon
Chief Executive Officer

/s/ Sean P. O’Brien
Chief Financial Officer

/s/ Jean Felix Tematio Dontsop
Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of UGI Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of UGI Corporation and subsidiaries (the Company) as of September 30, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended September 30, 2024, and the related notes and the financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 26, 2024, expressed an adverse opinion thereon.

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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Goodwill Impairment Evaluation of the AmeriGas Propane and UGI International Reporting Units
Description of the Matter	At September 30, 2024, the Company’s goodwill balance was $2,871 million. As discussed in Note 2 to the consolidated financial statements, the Company’s goodwill is tested for impairment at least annually, or whenever events or circumstances indicate that the value of goodwill may be impaired. If goodwill is determined to be impaired, an impairment loss is measured at the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. During the fiscal year ended September 30, 2024, the Company completed its annual goodwill impairment test related to the AmeriGas Propane reporting unit. Based on the Company’s evaluation, the estimated fair value of the reporting unit was determined to be less than its carrying value. As a result, a pre-tax goodwill impairment charge of $195 million was recognized. Furthermore, as discussed in Note 2 to the consolidated financial statements, the fair value of the UGI International reporting unit exceeded its carrying value by less than 30% at September 30, 2024.

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

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's goodwill impairment review and testing process which included the UGI International reporting unit. For example, we tested controls over management’s review of the valuation model, the significant assumptions described above, and the completeness and accuracy of the data used in the valuations. Further, the identified material weakness relating to management not reviewing the cash flow projections used in the AmeriGas Propane reporting unit goodwill impairment analysis on a timely basis and in sufficient detail affected our audit procedures in this area.

To test the estimated fair value for the AmeriGas Propane and UGI International reporting units, we performed audit procedures that included, among others, assessing the methodologies used to develop the estimated fair values, testing the significant assumptions discussed above, and evaluating the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to current industry trends. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. We also involved valuation specialists to assist in our evaluation of the overall methodologies and the discount rates used in the fair value estimate. The nature and extent of our audit procedures related to the AmeriGas Propane reporting unit considered the inability to rely on controls over management’s goodwill impairment review process as a result of the material weakness described above.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
Philadelphia, Pennsylvania
November 26, 2024

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Millions of dollars)

	September 30,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$213	$241
Restricted cash	15	99
Accounts receivable (less allowances for doubtful accounts of $68 and $71, respectively)	709	878
Accrued utility revenues	36	33
Income taxes receivable	56	36
Inventories	411	433
Derivative instruments	29	75
Prepaid expenses	113	123
Other current assets	69	127
Total current assets	1,651	2,045
Property, plant and equipment
Non-utility	7,153	7,046
Utility	6,520	6,082
	13,673	13,128
Accumulated depreciation	(4,910)	(4,581)
Net property, plant, and equipment	8,763	8,547
Goodwill	2,871	3,027
Intangible assets, net	391	443
Utility regulatory assets	301	302
Derivative instruments	9	49
Other assets	1,112	988
Total assets	$15,098	$15,401
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$235	$57
Short-term borrowings	465	649
Accounts payable	544	613
Employee compensation and benefits accrued	196	142
Deposits and advances	199	232
Derivative instruments	28	60
Other current liabilities	393	521
Total current liabilities	2,060	2,274
Noncurrent liabilities
Long-term debt	6,443	6,543
Deferred income taxes	1,008	928
Derivative instruments	31	27
Other noncurrent liabilities	1,202	1,235
Total liabilities	10,744	11,007
Commitments and contingencies (Note 16)
Equity:
UGI Corporation stockholders’ equity:
Preferred Stock, without par value (authorized – 5,000,000 shares; issued – 0 and 220,000 Series A shares, respectively)	—	167
UGI Common Stock, without par value (authorized – 450,000,000 shares; issued – 216,124,332 and 210,906,052 shares, respectively)	1,676	1,503
Retained earnings	2,978	3,027
Accumulated other comprehensive loss	(253)	(256)
Treasury stock, at cost	(56)	(55)
Total UGI Corporation stockholders’ equity	4,345	4,386
Noncontrolling interests	9	8
Total equity	4,354	4,394
Total liabilities and equity	$15,098	$15,401
See accompanying Notes to Consolidated Financial Statements.

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share amounts)

	Year Ended September 30,
	2024	2023	2022
Revenues	$7,210	$8,928	$10,106
Costs and expenses:
Cost of sales (excluding depreciation and amortization shown below)	3,529	6,937	5,973
Operating and administrative expenses	2,132	2,158	2,028
Depreciation and amortization	551	532	518
Impairment of goodwill	195	656	—
Loss on disposals of businesses	95	221	—
Other operating income, net	(62)	(132)	(79)
	6,440	10,372	8,440
Operating income (loss)	770	(1,444)	1,666
(Loss) income from equity investees	(19)	2	(14)
Loss on extinguishments of debt	(9)	(9)	(11)
Other non-operating (expense) income, net	(8)	(7)	75
Interest expense	(394)	(379)	(329)
Income (loss) before income taxes	340	(1,837)	1,387
Income tax (expense) benefit	(71)	335	(313)
Net income (loss) including noncontrolling interests	269	(1,502)	1,074
Deduct net income attributable to noncontrolling interests	—	—	(1)
Net income (loss) attributable to UGI Corporation	$269	$(1,502)	$1,073
Earnings per common share attributable to UGI Corporation stockholders:
Basic	$1.27	$(7.16)	$5.11
Diluted	$1.25	$(7.16)	$4.97
Weighted-average common shares outstanding (thousands):
Basic	211,309	209,806	209,940
Diluted	215,271	209,806	215,821

See accompanying Notes to Consolidated Financial Statements.

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)

	Year Ended September 30,
	2024	2023	2022
Net income (loss) including noncontrolling interests	$269	$(1,502)	$1,074
Net (losses) gains on derivative instruments (net of tax of $5, $(9), and $(27), respectively)	(14)	16	64
Reclassifications of net (gains) losses on derivative instruments (net of tax of $14, $13, and $(1), respectively)	(35)	(27)	6
Foreign currency translation adjustments (net of tax of $14, $21, and $(55), respectively)	12	68	(193)
Foreign currency gains (losses) on long-term intra-company transactions	47	64	(148)
Benefit plans, principally actuarial (losses) gains (net of tax of $2, $(2), and $(10), respectively)	(7)	5	28
Reclassifications of benefit plans actuarial (gains) losses and net prior service cost (benefit) (net of tax of $0, $1, and $(1), respectively)	—	(2)	3
Other comprehensive income (loss)	3	124	(240)
Comprehensive income (loss) including noncontrolling interests	272	(1,378)	834
Deduct comprehensive income attributable to noncontrolling interests	—	—	(1)
Comprehensive income (loss) attributable to UGI Corporation	$272	$(1,378)	$833

See accompanying Notes to Consolidated Financial Statements.

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)

	Year Ended September 30,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) including noncontrolling interests	$269	$(1,502)	$1,074
Adjustments to reconcile net income (loss) including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	551	532	518
Deferred income tax expense (benefit), net	52	(420)	221
Provision for uncollectible accounts	61	69	61
Changes in unrealized gains and losses on derivative instruments	10	1,682	(648)
Loss on disposals of businesses	95	221	—
Impairment of assets	7	19	5
Impairment of goodwill	195	656	—
Equity-based compensation expense	8	17	15
Loss on extinguishments of debt	9	9	11
Loss (income) from equity investees	19	(2)	14
Settlement of Energy Services interest rate swap, net of amortization	(19)	19	—
Gain on sales of fixed assets	(22)	(61)	(33)
Other, net	(20)	19	31
Net change in:
Accounts receivable and accrued utility revenues	126	212	(431)
Income taxes receivable	(21)	91	—
Inventories	32	247	(224)
Utility deferred fuel costs, net of changes in unsettled derivatives	(7)	64	(24)
Accounts payable	(99)	(291)	85
Derivative instruments collateral paid	(9)	(420)	(9)
Other current assets	6	(36)	54
Other current liabilities	(61)	(18)	(4)
Net cash provided by operating activities	1,182	1,107	716
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(796)	(974)	(804)
Acquisitions of businesses and assets, net of cash and restricted cash acquired	—	(9)	(242)
Investments in equity method investees	(92)	(146)	(47)
Settlements of net investment hedges	3	22	26
Net proceeds from the disposition of businesses and assets	93	30	44
Other, net	—	—	11
Net cash used by investing activities	(792)	(1,077)	(1,012)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(318)	(308)	(296)
Issuances of debt, net of discount and issuance costs	1,321	1,930	1,257
Repayments of debt and finance leases, including redemption premiums	(1,303)	(2,031)	(978)
Receivables Facility net (repayments) borrowings	(46)	46	—
(Decrease) increase in short-term borrowings	(148)	221	1
Issuances of UGI Common Stock	—	12	19
Repurchases of UGI Common Stock	—	(22)	(38)
Payments on Purchase Contracts	(12)	(16)	(16)
Net cash used by financing activities	(506)	(168)	(51)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	9	(61)
Cash, cash equivalents and restricted cash decrease	$(112)	$(129)	$(408)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash at end of year	$228	$340	$469
Cash, cash equivalents and restricted cash at beginning of year	340	469	877
Cash, cash equivalents and restricted cash decrease	$(112)	$(129)	$(408)
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) for:
Interest	$403	$332	$320
Income taxes	$80	$(17)	$61
See accompanying Notes to Consolidated Financial Statements.

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Millions of dollars, except per share amounts)

	Year Ended September 30,
	2024	2023	2022
Preferred stock, without par value
Balance, beginning of year	$167	$162	$213
Cumulative effect of change in accounting - ASU 2020-06	—	5	—
Settlement of Equity Units	(167)	—	—
Other	—	—	(51)
Balance, end of year	$—	$167	$162
Common stock, without par value
Balance, beginning of year	$1,503	$1,483	$1,394
Common Stock issued in connection with employee and director plans, net of tax withheld	—	8	19
Equity-based compensation expense	7	18	17
Cumulative effect of change in accounting - ASU 2020-06	—	(6)	—
Settlement of Equity Units	166	—	—
Other	—	—	53
Balance, end of year	$1,676	$1,503	$1,483
Retained earnings
Balance, beginning of year	$3,027	$4,841	$4,081
Net income (loss) attributable to UGI Corporation	269	(1,502)	1,073
Cash dividends on common stock ($1.50, $1.47, and $1.41 per share, respectively)	(318)	(308)	(296)
Losses on treasury stock transactions in connection with employee and director plans	—	(5)	(17)
Cumulative effect of change in accounting - ASU 2020-06	—	1	—
Balance, end of year	$2,978	$3,027	$4,841
Accumulated other comprehensive income (loss)
Balance, beginning of year	$(256)	$(380)	$(140)
Net (losses) gains on derivative instruments	(14)	16	64
Reclassification of net (gains) losses on derivative instruments	(35)	(27)	6
Benefit plans, principally actuarial (losses) gains	(7)	5	28
Reclassification of benefit plans net actuarial (gains) losses and net prior service costs (benefits)	—	(2)	3
Foreign currency gains (losses) on long-term intra-company transactions	12	64	(148)
Foreign currency translation adjustments	47	68	(193)
Balance, end of year	$(253)	$(256)	$(380)
Treasury stock
Balance, beginning of year	$(55)	$(40)	$(26)
Common Stock issued in connection with employee and director plans, net of tax withheld	—	7	34
Repurchases of common stock	—	(22)	(38)
Reacquired common stock – employee and director plans	(1)	—	(10)
Balance, end of year	$(56)	$(55)	$(40)
Total UGI Corporation stockholders’ equity	$4,345	$4,386	$6,066
Noncontrolling interests
Balance, beginning of year	$8	$8	$9
Net income attributable to noncontrolling interests	—	—	1
Other	1	—	(2)
Balance, end of year	$9	$8	$8
Total equity	$4,354	$4,394	$6,074
See accompanying Notes to Consolidated Financial Statements.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

Index to Notes
Note 1 — Nature of Operations
Note 2 — Summary of Significant Accounting Policies
Note 3 — Accounting Changes
Note 4 — Revenue from Contracts with Customers
Note 5 — Dispositions and Acquisitions
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

Energy Services conducts, directly and through subsidiaries and affiliates, energy marketing, including RNG, midstream transmission, LNG storage, natural gas gathering and processing, natural gas and RNG production, electricity generation and energy services businesses primarily in the eastern region of the U.S., eastern Ohio, the panhandle of West Virginia and California. Energy Services and its subsidiaries’ storage, LNG and portions of its midstream transmission operations are subject to regulation by the FERC. Prior to its sale in September 2024, UGID owned electricity generation facilities principally located in Pennsylvania. See Note 5 for additional information on the disposition of UGID.

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

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
Our consolidated financial statements are prepared in accordance with GAAP and the rules and regulations of the SEC. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and costs. These estimates are based on management’s knowledge of current events, historical experience and various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may be different from these estimates and assumptions.
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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Revenue Recognition
The Company recognizes revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Certain revenues such as revenue from leases, financial instruments and other revenues are not within the scope of ASC 606 because they are not from contracts with customers. Such revenues are accounted for in accordance with other GAAP. Revenue-related taxes collected on behalf of customers and remitted to taxing authorities, principally sales and use taxes, are not included in revenues. Gross receipts taxes at Midstream & Marketing, Mountaineer and Electric Utility are presented on a gross basis. The Company has elected to use the practical expedient to expense the costs to obtain contracts when incurred for contracts that have a term less than one year. The costs incurred to obtain contracts that have durations of longer than one year are not material. See Note 4 for additional information regarding the Company’s revenue from contracts with customers.
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

We record interest on underpayments and overpayments of income taxes, and income tax penalties, in “Income tax (expense) benefit” on the Consolidated Statements of Income. Interest income or expense recognized was not material for all periods presented.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Earnings Per Common Share
Basic earnings per share attributable to UGI Corporation stockholders reflect the weighted-average number of common shares outstanding. Diluted earnings per share attributable to UGI Corporation include the effects of dilutive stock options, common stock awards and, prior to their June 2024 settlement, Equity Units. Shares used in computing basic and diluted earnings per share are as follows:

(Thousands of shares)	2024	2023	2022
Weighted-average common shares outstanding for basic computation	211,309	209,806	209,940
Incremental shares issuable for stock options, common stock awards and Equity Units (a) (b)	3,962	—	5,881
Weighted-average common shares outstanding for diluted computation	215,271	209,806	215,821

(a)For Fiscal 2024 and Fiscal 2022, 8,619 and 8,138 shares, respectively, associated with outstanding stock option awards were excluded from the computation of diluted earnings per share because their effect was antidilutive. For Fiscal 2023, 6,132 of such shares have been excluded as such incremental shares would be antidilutive due to the net loss for the period.
(b)The Equity Units were settled in June 2024. See Note 13 for additional information.

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

	2024	2023	2022
Cash and cash equivalents	$213	$241	$405
Restricted cash	15	99	64
Cash, cash equivalents and restricted cash	$228	$340	$469
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
Goodwill and Intangible Assets
Intangible Assets. We amortize intangible assets, primarily consisting of customer relationships, over their estimated useful lives unless we determine their lives to be indefinite. We test definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the associated carrying amounts may be impaired. Determining whether an impairment loss occurred requires comparing the carrying amount to the estimated fair value of the asset. Intangible assets with indefinite lives are not amortized but are tested for impairment annually (and more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that they are impaired) and written down to fair value, if impaired. See Note 12 for additional information related to intangible asset impairment recognized in Fiscal 2023.
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

With respect to UGI International's Fiscal 2024 goodwill impairment test, the Company bypassed the qualitative assessment and performed a quantitative assessment. Such assessment used a weighting of income and market approaches to determine fair value. With respect to the income approach, management used a discounted cash flow (“DCF”) method, using unobservable inputs. The significant assumptions in our DCF model include projected EBITDA, and a discount rate (and estimates in the discount rate inputs). With respect to the market approach, management used recent transaction market multiples for similar companies. Based on our evaluation, we determined that UGI International’s fair value exceeded its carrying value by less than 30%. While the Company believes that its judgments used in the quantitative assessment of UGI International’s fair value are reasonable based upon currently available facts and circumstances, if UGI International were not able to achieve its anticipated results and/or if its discount rate were to increase, its fair value would be adversely affected, which may result in an impairment. There is $950 of goodwill in this reporting unit as of September 30, 2024.

With respect to AmeriGas Propane Fiscal 2024 annual goodwill impairment test, the Company also bypassed the qualitative assessment and performed a quantitative assessment and determined that goodwill was impaired. In addition, during the third quarter of Fiscal 2023, the Company identified interim impairment indicators at its AmeriGas Propane reporting unit and, as such, performed an interim impairment test of its goodwill as of May 31, 2023. Based on such impairment tests, the Company recognized a non-cash pre-tax goodwill impairment charge of $195 and $656 in Fiscal 2024 and Fiscal 2023, respectively.

See Note 12 for additional information on the impairment charges at the AmeriGas Propane reporting unit.

Accumulated goodwill impairment was $851 and $656 at September 30, 2024 and 2023, respectively. Except for the previously mentioned impairment charges at the AmeriGas Propane reporting unit, there were no other impairments of goodwill recognized in all periods presented. The Company will continue to monitor its reporting units and related goodwill for any possible future non-cash impairment charges.

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

The impairments of AmeriGas Propane’s goodwill were determined to be a triggering event requiring an impairment analysis of AmeriGas Propane’s long-lived and definite lived intangible assets. Accordingly, the Company performed a recoverability test of AmeriGas Propane’s long-lived assets, including right-of-use (“ROU”) assets and definite lived intangible assets, as of July 31, 2024, the measurement date of our annual goodwill impairment test, and May 31, 2023, using estimated undiscounted cash flow projections expected to be generated over the remaining useful life of the primary asset of the asset group at the lowest level with identifiable cash flows that are independent of other assets. Based on the recoverability tests performed, we determined that (1) AmeriGas Propane’s long-lived assets, including ROU assets and definite lived intangible assets, were recoverable and, as such, no impairment charges were recorded; and (2) no adjustments to the remaining useful lives were necessary as of July 31, 2024 and May 31, 2023.
See Note 5 for information on the impairment loss associated with the disposal of UGID during Fiscal 2024. No other material provisions for impairments of long-lived assets were recorded during Fiscal 2024 and Fiscal 2023.
Refundable Tank and Cylinder Deposits
Included in “Other noncurrent liabilities” on our Consolidated Balance Sheets are customer paid deposits on tanks and cylinders primarily owned by subsidiaries of UGI France of $243 and $249 at September 30, 2024 and 2023, respectively. Deposits are refundable to customers when the tanks or cylinders are returned in accordance with contract terms.

Environmental Matters
We are subject to environmental laws and regulations intended to mitigate or remove the effects of past operations and improve or maintain the quality of the environment. These laws and regulations require the removal or remedy of the effect on the environment of the disposal or release of certain specified hazardous substances at current or former operating sites.
Environmental reserves are accrued when assessments indicate that it is probable that a liability has been incurred and an amount can be reasonably estimated. Amounts recorded as environmental liabilities on the Consolidated Balance Sheets represent our best estimate of costs expected to be incurred or, if no best estimate can be made, the minimum liability associated with a range of expected environmental investigation and remediation costs. These estimates are based upon a number of factors including whether the Company will be responsible for such remediation, the scope and cost of the remediation work to be performed, the portion of costs that will be shared with other potentially responsible parties, the timing of the remediation and possible impact of changes in technology, and the regulations and requirements of local governmental authorities. Our estimated liability for environmental contamination is reduced to reflect anticipated participation of other responsible parties but is not reduced for possible recovery from insurance carriers. If the amount and timing of cash payments associated with environmental investigation and cleanup are reliably determinable, such liabilities are discounted to reflect the time value of money. We intend to pursue recovery of incurred costs through all appropriate means, including regulatory relief. PA Gas Utility receives ratemaking recognition of environmental investigation and remediation costs associated with in-state environmental sites.  This ratemaking recognition balances the accumulated difference between historical costs and rate recoveries with an estimate of future costs associated with the sites. See Note 16 for additional information.

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

Note 3 — Accounting Changes
New Accounting Standard Adopted in Fiscal 2024

Disaggregation of Income Statement Expenses. In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses (Subtopic 220-40)” which requires enhanced disclosure of income statement expense categories to improve transparency and provide financial statement users with more detailed information about the nature, amount and timing of expenses impacting financial performance. This new guidance is effective for the Company for annual periods beginning October 1, 2027 (Fiscal 2028) and interim periods beginning October 1, 2028 (Fiscal 2029). Early adoption is permitted. The amendments in this ASU may be adopted using the prospective or retrospective methods. The Company is in the process of assessing the impact on its financial statements and determining the transition method and the period in which the new guidance will be adopted.

Segment Reporting. In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280)” which requires enhanced disclosure of (1) significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, (2) the amount and description of the composition of other segment items which reconcile to segment profit or loss, and (3) the title and position of the entity’s CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and allocating resources. The amendments also expand the interim segment disclosure requirements. This new guidance is effective for the Company for annual periods beginning October 1, 2024 (Fiscal 2025) and interim periods beginning October 1, 2025 (Fiscal 2026). Early adoption is permitted. The amendments in this ASU apply retrospectively to all prior periods presented in the financial statements. The Company will adopt the new guidance effective for the year ending September 30, 2025 and provide the additional disclosures as required by the new guidance.

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
Non-Utility Revenues
LPG. UGI International and AmeriGas Propane record revenue principally from the sale of LPG to retail and wholesale customers. The primary performance obligation associated with the sale of LPG is the delivery of LPG to (1) the customer’s point of delivery for retail customers and (2) the customer’s specified location where LPG is picked up by wholesale customers, at which point control of the LPG is transferred to the customer, the performance obligation is satisfied, and the associated revenue is recognized.
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
UGI International and AmeriGas Propane also distribute LPG to customers in portable cylinders. Under certain contracts, filled cylinders are delivered, and control is transferred, to a reseller. In such instances, the reseller is our customer and we record revenue upon delivery to the reseller. Under other contracts, filled cylinders are delivered to a reseller, but the Company retains control of the cylinders. In such instances, we record revenue at the time the reseller transfers control of the cylinder to the end user.
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
Midstream & Marketing and, prior to the exit of substantially all of its energy marketing business as of the end of the first quarter of Fiscal 2024, UGI International market natural gas and electricity on full-requirements or agreed-upon volume bases under contracts with varying length terms and at fixed or floating prices that are based on market indices adjusted for differences in price between the market location and delivery locations. Performance obligations associated with these contracts primarily comprise the delivery of the natural gas and electricity over a contractual period of time. Performance obligations also include other energy-related ancillary services provided to customers such as capacity. For performance obligations that are satisfied at a point in time such as the delivery of natural gas, revenue is recorded when customers take control of the natural gas. Revenue is recorded for performance obligations that qualify as a series, when customers consume the natural gas or electricity is delivered, which corresponds to the amount invoiced to the customer. For transactions where the price or volume is not fixed, the transaction price is not determined until delivery occurs. The billed amount, and the revenue recorded, is based upon consumption by the customer.

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
Electricity Generation. Prior to its sale in September 2024, Midstream & Marketing sold power generated from electricity generation assets in the wholesale electricity markets administered by PJM regional transmission organization. Power contracts with PJM consist of the sale of power, capacity and ancillary services, all of which were considered a bundle of various services. Performance obligations were satisfied over time, generally on a daily basis, as electricity is delivered to and simultaneously consumed by the customer. As such, the Company had elected to recognize revenue in the amount to which we had a right to invoice which was based on market prices at the time of the delivery of the electricity to the customers.

Other. Other revenues from contracts with customers are generated primarily from AmeriGas Propane’s parts and services business. The performance obligations of this business include installation and repair services. The performance obligations under these contracts are satisfied, and revenue is recognized, as control of the product is transferred or the services are rendered. Other LPG revenues from contracts with customers are generated primarily from certain fees UGI International and AmeriGas Propane charge associated with the delivery of LPG, including hazmat safety compliance, inspection, metering, installation, fuel recovery and certain other services. Revenues from fees are typically recorded when the LPG is delivered to the customer or the associated service is completed.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Revenue Disaggregation
The following tables present our disaggregated revenues by reportable segment:

2024	Total	Eliminations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$873	$—	$873	$—	$—	$—	$—
Commercial & Industrial	344	—	344	—	—	—	—
Large delivery service	183	—	183	—	—	—	—
Off-system sales and capacity releases	67	(48)	115	—	—	—	—
Other	36	(1)	37	—	—	—	—
Total Utility	1,503	(49)	1,552	—	—	—	—
Non-Utility:
LPG:
Retail	3,733	—	—	—	1,816	1,917	—
Wholesale	270	—	—	—	180	90	—
Energy Marketing (b)	980	(96)	—	948	170	—	(42)
Midstream:
Pipeline	246	—	—	246	—	—	—
Peaking	10	(121)	—	131	—	—	—
Other	16	—	—	16	—	—	—
Electricity Generation	27	—	—	27	—	—	—
Other	260	—	—	—	74	186	—
Total Non-Utility	5,542	(217)	—	1,368	2,240	2,193	(42)
Total revenues from contracts with customers	7,045	(266)	1,552	1,368	2,240	2,193	(42)
Other revenues (c)	165	—	46	1	39	78	1
Total revenues	$7,210	$(266)	$1,598	$1,369	$2,279	$2,271	$(41)

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

2023	Total	Eliminations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$1,020	$—	$1,020	$—	$—	$—	$—
Commercial & Industrial	413	—	413	—	—	—	—
Large delivery service	177	—	177	—	—	—	—
Off-system sales and capacity releases	89	(73)	162	—	—	—	—
Other	43	(1)	44	—	—	—	—
Total Utility	1,742	(74)	1,816	—	—	—	—
Non-Utility:
LPG:
Retail	3,952	—	—	—	1,768	2,184	—
Wholesale	325	—	—	—	207	118	—
Energy Marketing	2,139	(143)	—	1,410	872	—	—
Midstream:
Pipeline	251	—	—	251	—	—	—
Peaking	31	(106)	—	137	—	—	—
Other	14	—	—	14	—	—	—
Electricity Generation	33	—	—	33	—	—	—
Other	274	—	—	—	80	194	—
Total Non-Utility	7,019	(249)	—	1,845	2,927	2,496	—
Total revenues from contracts with customers	8,761	(323)	1,816	1,845	2,927	2,496	—
Other revenues (c)	167	(3)	38	2	38	85	7
Total revenues	$8,928	$(326)	$1,854	$1,847	$2,965	$2,581	$7

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

2022	Total	Eliminations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$875	$—	$875	$—	$—	$—	$—
Commercial & Industrial	365	—	365	—	—	—	—
Large delivery service	171	—	171	—	—	—	—
Off-system sales and capacity releases	76	(104)	180	—	—	—	—
Other	23	(1)	24	—	—	—	—
Total Utility	1,510	(105)	1,615	—	—	—	—
Non-Utility:
LPG:
Retail	4,436	—	—	—	1,997	2,439	—
Wholesale	496	—	—	—	278	218	—
Energy Marketing	2,951	(264)	—	1,917	1,298	—	—
Midstream:
Pipeline	211	—	—	211	—	—	—
Peaking	48	(105)	—	153	—	—	—
Other	9	—	—	9	—	—	—
Electricity Generation	34	—	—	34	—	—	—
Other	286	—	—	—	79	207	—
Total Non-Utility	8,471	(369)	—	2,324	3,652	2,864	—
Total revenues from contracts with customers	9,981	(474)	1,615	2,324	3,652	2,864	—
Other revenues (c)	125	(3)	5	2	34	79	8
Total revenues	$10,106	$(477)	$1,620	$2,326	$3,686	$2,943	$8
(a)Includes intersegment revenues principally among Midstream & Marketing, Utilities and AmeriGas Propane.
(b)Corporate & Other includes reduction of revenues of $42 associated with the early termination of certain DVEP customer contracts. See Note 5 for additional information.
(c)Primarily represents (1) revenues from tank rentals at UGI International and AmeriGas Propane; (2) revenues from certain gathering assets at Midstream & Marketing; (3) revenues from alternative revenue programs at Utilities, including the weather normalization adjustment rider beginning on November 1, 2022 for PA Gas Utility; and (4) gains and losses on commodity derivative instruments not associated with current-period transactions reflected in Corporate & Other, none of which are within the scope of ASC 606 and are accounted for in accordance with other GAAP.

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers or cash receipts. Contract assets represent our right to consideration after the performance obligations have been satisfied when such right is conditioned on something other than the passage of time. Contract assets were not material at September 30, 2024 and 2023. Substantially all of our receivables are unconditional rights to consideration and are included in “Accounts receivable” and, in the case of Utilities, “Accrued utility revenues” on the Consolidated Balance Sheets. Amounts billed are generally due within the following month.

Contract liabilities arise when payment from a customer is received before the performance obligations have been satisfied and represent the Company’s obligations to transfer goods or services to a customer for which we have received consideration. The balances of contract liabilities were $140 and $158 at September 30, 2024 and 2023, respectively, and are primarily included in “Deposits and advances” on the Consolidated Balance Sheets. Revenues recognized during Fiscal 2024, Fiscal 2023 and Fiscal 2022 from the amounts included in contract liabilities at September 30, 2023, September 30, 2022 and September 30, 2021 was $120, $127 and $119, respectively.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Remaining Performance Obligations
The Company excludes disclosures related to the aggregate amount of the transaction price allocated to certain performance obligations that are unsatisfied as of the end of the reporting period because these contracts have an initial expected term of one year or less, or we have a right to bill the customer in an amount that corresponds directly with the value of services provided to the customer to date. Certain contracts with customers at Midstream & Marketing and Utilities contain minimum future performance obligations through 2047 and 2053, respectively. At September 30, 2024, Midstream & Marketing and Utilities expect to record approximately $2.3 billion and $0.2 billion of revenues, respectively, related to the minimum future performance obligations over the remaining terms of the related contracts.
Note 5 — Dispositions and Acquisitions

Dispositions

UGID

In June 2024, Energy Services entered into a Stock Purchase Agreement to sell all of its ownership interest in UGID. UGID owns and operates the Hunlock Creek Energy Center located in Wilkes-Barre, PA, a 169-megawatt natural gas-fueled electricity generating station. The sale of UGID was completed in September 2024, for net cash proceeds of $43. During the third quarter of Fiscal 2024, the Company classified UGID’s assets and liabilities, substantially all of which comprise long-lived assets, as held for sale and recognized a non-cash, pre-tax impairment charge of $62 to record such assets at estimated fair value less costs to sell. In accordance with the Company’s accounting policy, such impairment loss was limited to the disposal group’s long-lived assets. During the fourth quarter of Fiscal 2024, in conjunction with the closing of the sale, the Company recognized an incremental loss on disposal, resulting in a total Fiscal 2024 loss of $66, which amount is included in “Loss on disposals of businesses” on the Consolidated Statement of Income and included in the Midstream & Marketing reportable segment.

UGI International Energy Marketing Transactions

As of the end of the first quarter of Fiscal 2024, pursuant to its previously announced decision, the Company had exited substantially all of its European energy marketing business which primarily marketed natural gas and electricity to customers through third-party distribution systems in France, Belgium, the Netherlands, and the United Kingdom.

France. In October 2023, UGI International, through a wholly-owned subsidiary, sold substantially all of its energy marketing business located in France for a net cash payment to the buyer of $29. In conjunction with the sale, the Company recorded a pre-tax loss of $29 in Fiscal 2024, which amount principally represents the net payment to the buyer. The loss is reflected in “Loss on disposals of businesses” on the Consolidated Statements of Income. The carrying values of the assets and liabilities associated with this business, principally comprising certain commodity derivative instruments, energy certificates and certain working capital, were not material.

Belgium. In September 2023, UGI International, through a wholly-owned subsidiary, sold its energy marketing business located in Belgium for a net cash payment to the buyer of $3. Pursuant to the sale agreement, the Company transferred to the buyer certain assets, principally comprising customer and energy broker contracts. In conjunction with the sale, the Company recorded a pre-tax loss of $6 in Fiscal 2023, which amount includes the net payment to the buyer, the write-off of certain prepaid energy broker payments and associated transaction costs and fees. The loss is reflected in “Loss on disposals of businesses” on the Consolidated Statements of Income.

United Kingdom. In October 2022, UGI International, through a wholly-owned subsidiary, sold its natural gas marketing business located in the U.K. for a net cash payment to the buyer of $19. In conjunction with the sale, the Company recorded a pre-tax loss of $215 in Fiscal 2023, substantially all of which was due to the non-cash transfer of commodity derivative instruments associated with the business. The loss is reflected in “Loss on disposals of businesses” on the Consolidated Statements of Income. At the date of closing of the sale, these commodity derivative instruments had a net carrying value of $206 which is attributable to net unrealized gains on such instruments.

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

In conjunction with the wind-down of its European energy marketing business, in December 2023, DVEP completed a sale of a substantial portion of its power purchase agreements to a third party for a total consideration to the buyer of $5. In conjunction with the sale, the Company recorded a loss of $5, which is reflected in “Other operating income, net” on the Consolidated Statements of Income.

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

Acquisitions of Assets

Pennant. During the fourth quarter of Fiscal 2022, Energy Services completed the Pennant Acquisition and acquired the remaining 53% of the equity interests in Pennant. Prior to the Pennant Acquisition, the Company’s investment in Pennant was accounted for as an equity method investment as we had the ability to exercise significant influence, but not control, over the entity. The acquisition of the remaining interests was accounted for as an acquisition of assets, and the purchase price of approximately $61 was primarily allocated to property, plant and equipment, and funded using available cash. In connection with the acquisition of the controlling financial interest in Pennant, the Company recognized an other-than-temporary pre-tax impairment charge of $44 related to its then existing 47% membership interest, which amount is reflected in “(Loss) income from equity investees” on the Fiscal 2022 Consolidated Statement of Income.

Stonehenge. In January 2022, Energy Services completed the Stonehenge Acquisition and acquired all of the equity interests in Stonehenge for total cash consideration of approximately $190. The Stonehenge business includes a natural gas gathering system, located in western Pennsylvania, with more than 47 miles of pipeline and associated compression assets. The Stonehenge Acquisition is consistent with our growth strategies, including expanding our midstream natural gas gathering assets within the Appalachian basin production region. The Stonehenge Acquisition was funded using available cash. This transaction has been accounted for as an acquisition of assets, and the purchase price has been primarily allocated to property, plant and equipment. We refer to Stonehenge and its assets as UGI Moraine East.

Note 6 — Debt
Significant Financing Activities During Fiscal 2024
Utilities
Mountaineer 2023 Credit Agreement. In April 2024, Mountaineer entered into the fourth amendment to the Mountaineer 2023 Credit Agreement, which extends the maturity date of the agreement from November 2024 to December 2025. The applicable margin remains unchanged from the original credit agreement.

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

Energy Services Credit Agreement. In May 2024, Energy Services entered into the fourth amendment to the UGI Energy Services Credit Agreement. The amended credit agreement provides for borrowings up to $300, including a $50 sublimit for letters of credit. Borrowings under the Energy Services Credit Agreement, as amended, bear interest, subject to our election, at a rate per annum equal to (i) the alternative base rate plus the applicable margin as defined by the agreement or (ii) the adjusted Term SOFR rate plus the applicable margin as defined by the agreement. Borrowings under the credit agreement can be used for general corporate purposes and ongoing working capital needs of Energy Services and is scheduled to expire in May 2028. All other significant terms of the credit agreement remain unchanged.

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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
AmeriGas Propane

AmeriGas Senior Secured Revolving Credit Facility. In August 2024, AmeriGas OLP entered into the AmeriGas Senior Secured Revolving Credit Facility, a five-year senior secured revolving credit facility maturing August 2029, providing for commitments up to $200 (including a $20 sublimit for letters of credit), subject to the terms and conditions of the agreement. The maximum borrowings permitted to be made at any time under the agreement is equal to (a) the lesser of (x) the Formula Amount for the borrowing base and (y) the Maximum Revolving Advance Amount less the outstanding Advances less the maximum undrawn amount of all outstanding letters of credit less unreimbursed fees and expenses owing to the Agent or any Lender, as defined by the agreement. Borrowings under this credit facility were used to pay off borrowings under the 2022 AmeriGas OLP Credit Agreement and are available for general corporate purposes and ongoing working capital needs of AmeriGas OLP. Borrowings under this credit agreement are secured by certain assets of AmeriGas OLP, including, but not limited to, accounts receivables and inventory, and are guaranteed by any material subsidiaries of AmeriGas OLP. In addition, this credit facility requires AmeriGas OLP to abide by certain financial covenants from time to time including a minimum fixed charge coverage ratio and a senior notes liquidity covenant, each as defined in the agreement. Concurrently with entering into AmeriGas Senior Secured Revolving Credit Facility, AmeriGas OLP terminated the 2022 AmeriGas OLP Credit Agreement.

AmeriGas Partners Senior Notes. In June 2024, pursuant to an early tender offer, AmeriGas Partners and AmeriGas Finance Corp. repurchased $475 aggregate principal amount of the 5.50% Senior Notes due May 2025. Cash on hand, a $315 cash contribution from the Company and other sources of liquidity were used for the repurchase. Following the repurchase, $218 aggregate principal amount of the 5.50% Senior Notes remain outstanding at September 30, 2024, and are included in “Current maturities of long-term debt” on the Consolidated Balance Sheets.

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

UGI Corporation

UGI Corporation Credit Facility Agreement. In April 2024, UGI entered into the fourth amendment to the UGI Corporation Credit Facility Agreement which extended the maturity date of substantially all of the borrowings under the UGI Corporation Credit Facility Agreement to August 29, 2025. The fourth amendment also increased the applicable rate (as defined in the UGI Corporation Credit Facility Agreement, as amended) of the $215 term loan facility, and the $300 term loan facility by 0.375%. All other significant terms of the credit agreement remained unchanged.

In June 2024, a portion of the net proceeds from the issuance of the UGI Corporation Senior Notes (as described below) were used to repay a portion of borrowings under the UGI Corporation Credit Facility agreement.

UGI Corporation Senior Notes. In June 2024, UGI issued, in an underwritten private placement, an aggregate $700 principal amount of 5.00% UGI Corporation Senior Notes due June 2028. The UGI Corporation Senior Notes are senior, unsecured obligations and rank equal in right of payment with our existing and future senior, unsecured indebtedness. Interest is payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2024, and will mature on June 1, 2028, unless earlier repurchased or converted. The net proceeds from the issuance of the UGI Corporation Senior Notes of approximately $682, after underwriters fees and other debt issuance costs, were used (1) to repay a portion of borrowings under the UGI Corporation Credit Facility Agreement; (2) to make cash contribution of $315 to the Partnership to repay a portion of its 5.50% Senior Notes as described above; and (3) for general corporate purposes.

The UGI Corporation Senior Notes were issued pursuant to, and are governed by, an indenture dated as of June 11, 2024. The UGI Corporation Senior Notes are convertible subject to the occurrence of certain events and circumstances. Before March 1, 2028, noteholders will have the right to convert their notes only upon the occurrence of certain events as follows:

1.During any fiscal quarter commencing after the fiscal quarter ending September 30, 2024, if the market price of the Company’s common stock reaches 130% of the conversion price (initially $27.60) for a specified period of time;

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
2.The trading price of the Notes falls below 98% of the product of the sale price of the Company’s common stock and the conversion rate, for a specified period. The Company is not obligated to track the trading price of the notes unless a holder of the notes provides the Company reasonable evidence that the Notes are trading at 98% of the product of the sale price of the Company’s common stock and the conversion rate, as defined in the indenture;
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

As of September 30, 2024, none of the events permitting the noteholders to convert their notes early occurred. Accordingly, the UGI Corporation Senior Notes are classified as “Long-term debt” on the Consolidated Balance Sheet at September 30, 2024. At September 30, 2024, the estimated fair value of the UGI Corporation Senior notes is $744. We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar type debt (Level 2).

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

Subsequent Events

UGI Utilities Senior Notes. In November 2024, UGI Utilities entered into a Note Purchase Agreement with a consortium of lenders. Pursuant to the Note Purchase Agreement, UGI Utilities issued $50 aggregate principal amount of 5.24% Senior Notes due November 30, 2029, and $125 aggregate principal amount of 5.52% Senior Notes due November 30, 2034. The Note Purchase Agreement contains customary covenants and default provisions and requires compliance with certain financial covenants including a leverage ratio and priority debt ratio as defined in the agreement. These senior notes are unsecured and rank equally with UGI Utilities’ existing outstanding senior debt. The net proceeds from these issuances were used to reduce short-term borrowings and for general corporate purposes.

AmeriGas Senior Secured Revolving Credit Facility. In October 2024, AmeriGas OLP amended the AmeriGas Senior Secured Revolving Credit Facility to increase total commitments to a total of $300. The maximum borrowings permitted to be made at any time under the Credit Agreement is equal to the lesser of (x) the Formula Amount for the borrowing base and (y) the Maximum Revolving Advance Amount, as defined in the agreement.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
UGI Corporation 2025 Credit Agreement. In October 2024, UGI entered into a new UGI Corporation 2025 Credit Agreement, consisting of (1) a $475 revolving credit facility, including a $10 sublimit for letters of credit and (2) a $400 variable-rate term loan. The revolving credit facility is scheduled to expire in October 2028 and the term loan facility is scheduled to mature in October 2027. Proceeds from the UGI Corporation 2025 Credit Agreement were used to prepay all borrowings under the UGI Corporation Credit Facility Agreement due August 29, 2025 and, concurrent with such repayment, terminated the agreement. At September 30, 2024, borrowings outstanding under the UGI Corporation Credit Facility Agreement totaling $630 have been classified as long-term debt on the Consolidated Balance Sheet based on the Company’s intent and ability to refinance the obligation with long-term debt issued under the UGI Corporation 2025 Credit Agreement.

Borrowings under the UGI Corporation 2025 Credit Agreement bear interest, subject to our election, at a rate per annum equal to (i) the alternative base rate plus the applicable rate as defined by the agreement or (ii) the adjusted Term SOFR rate plus the applicable rate as defined by the agreement. The Company has entered into an interest rate swap agreement that will generally fix the underlying market-based interest rate on the variable-rate loan through September 2027. Borrowings under the credit agreement can be used for general corporate purposes and ongoing working capital needs of the Company.

Credit Facilities and Short-term Borrowings

Information about the Company’s principal credit agreements (excluding the Energy Services Receivables Facility, which is discussed below) as of September 30, 2024 and 2023, is presented in the following table. Borrowings under these credit agreements bear interest at rates indexed to short-term market rates. Borrowings outstanding under these agreements (other than the UGI Corporation Credit Facility Agreement) are classified as “Short-term borrowings” on the Consolidated Balance Sheets.

	Expiration Date	Total Capacity	Borrowings Outstanding	Letters of Credit and Guarantees Outstanding	Available Borrowing Capacity	Weighted Average Interest Rate - End of Year
September 30, 2024
AmeriGas OLP (a)	August 2029	$200	$51	$—	$149	7.29%
UGI International, LLC (b)	March 2028	€500	€115	€—	€385	4.88%
Energy Services (c)	May 2028	$300	$—	$—	$300	N.A.
UGI Utilities (d)	November 2028	$375	$190	$—	$185	5.92%
Mountaineer (e)	December 2025	$150	$96	$—	$54	6.56%
UGI Corporation (f)	August 2025	$300	$115	$—	$185	7.45%
September 30, 2023
AmeriGas OLP (a)	September 2026	$600	$—	$2	$598	N.A.
UGI International, LLC (b)	March 2028	€500	€202	€—	€298	5.17%
Energy Services (c)	March 2025	$260	$57	$—	$203	7.67%
UGI Utilities (d)	June 2024	$425	$248	$—	$177	6.30%
Mountaineer (e)	November 2024	$150	$84	$—	$66	6.68%
UGI Corporation (f)	May 2025	$300	$283	$—	$17	7.80%
(a)In October 2024, AmeriGas OLP entered into the first amendment to the AmeriGas Senior Secured Revolving Credit Facility which increased the total commitments to $300. At September 30, 2024 the AmeriGas Senior Secured Revolving Credit Facility includes a $20 sublimit for letters of credit. The maximum amount available for borrowing at any time under the AmeriGas Senior Secured Revolving Credit Facility is limited to the borrowing base valuation, as defined by the agreement. At September 30, 2023 the 2022 AmeriGas OLP Credit Agreement included a $100 sublimit for letters of credit.
(b)Permits UGI International, LLC or UGI International Holdings B.V. to borrow in euros or USD.
(c)The Energy Services Credit Agreement includes a $50 sublimit for letters of credit and is guaranteed by certain subsidiaries of Energy Services.
(d)The UGI Utilities 2023 Credit Agreement includes a $50 sublimit for letters of credit. On November 9, 2023, UGI Utilities entered into the UGI Utilities 2023 Credit Agreement and concurrently terminated the UGI Utilities Credit Agreement, a predecessor agreement, which included a $100 sublimit for letters of credit.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
(e)The Mountaineer 2023 Credit Agreement includes a $20 sublimit for letters of credit.
(f)Because management intends to maintain a substantial portion of its revolving credit facility borrowings on a long-term basis, such borrowings, (other than amounts repaid subsequent to the balance sheet date but prior to the issuance of the financial statements) are classified as “Long-term debt” on the Consolidated Balance Sheets. Amounts outstanding under UGI’s revolving credit facility at September 30, 2024 were repaid in October 2024 with proceeds from the issuance of the UGI Corporation 2025 Credit Agreement revolving credit facility and have been classified as long-term debt as of September 30, 2024, based on the Company’s intent and ability to refinance the obligation with long-term debt issued under the UGI Corporation 2025 Credit Agreement.
N.A. - Not applicable

Energy Services Receivables Facility. Energy Services has a Receivables Facility with an issuer of receivables-backed commercial paper. On October 18, 2024, the expiration date of the Receivables Facility was extended to October 17, 2025. The Receivables Facility provides Energy Services with the ability to borrow up to $150 of eligible receivables during the period October 18, 2024 to April 30, 2025, and up to $75 of eligible receivables during the period May 1, 2025 to October 17, 2025, with the option to request an increase of $50. The interest rate of the Receivables Facility was replaced with a SOFR based interest rate effective with the extension on October 18, 2024. Energy Services uses the Receivables Facility to fund working capital, margin calls under commodity futures contracts, capital expenditures, dividends and for general corporate purposes.

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

Information regarding the amounts of trade receivables transferred to ESFC and the amounts sold to the bank are as follows:

	2024	2023	2022
Trade receivables transferred to ESFC during the year	$1,324	$1,946	$2,221
ESFC trade receivables sold to the bank during the year	$336	$535	$152
ESFC trade receivables - end of year (a)	$51	$62	$101
(a)At September 30, 2024, there were no ESFC trade receivables sold to the bank. At September 30, 2023 there were $46 of ESFC trade receivables sold to the bank and is reflected as “Short-term borrowings” on the Consolidated Balance Sheets.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Long-term Debt
Long-term debt comprises the following at September 30:

	2024	2023
Utilities:
UGI Utilities Senior Notes:
4.12% due September 2046	$200	$200
4.98% due March 2044	175	175
3.12% due April 2050	150	150
4.55% due February 2049	150	150
4.12% due October 2046	100	100
6.21% due September 2036	100	100
2.95% due June 2026	100	100
1.59% due June 2026	100	100
1.64% due September 2026	75	75
4.75% due July 2032	90	90
4.99% due September 2052	85	85
6.02% due November 2030	25	—
6.10% due November 2033	150	—
6.40% due November 2053	75	—
UGI Utilities Medium-Term Notes:
6.13% due October 2034	20	20
6.50% due August 2033	20	20
Mountaineer senior notes (a)	196	199
UGI Utilities variable-rate term loan due through July 2027 (b)	83	89
Other	2	2
Unamortized debt issuance costs	(7)	(6)
Total Utilities	1,889	1,649
Midstream & Marketing:
Energy Services variable-rate term loan due through February 2030 (c)	786	794
Other	41	41
Unamortized discount and debt issuance costs	(13)	(15)
Total Midstream & Marketing	814	820
UGI International:
2.50% Senior Notes due December 2029	446	424
UGI International, LLC variable-rate term loan due March 2028 (d)	335	317
Other	12	6
Unamortized debt issuance costs	(6)	(8)
Total UGI International	787	739
AmeriGas Propane:
AmeriGas Partners Senior Notes:
5.50% due May 2025	218	700
5.875% due August 2026	664	675
5.75% due May 2027	512	525
9.375% due May 2028	493	500
Unamortized debt issuance costs	(10)	(15)
Total AmeriGas Propane	1,877	2,385
UGI Corporation:
UGI Corporation Credit Facilities:
UGI Corporation revolving credit facility maturing August 2025 (e)	115	283
UGI Corporation variable-rate term loan due August 2025 (f)	300	300
UGI Corporation variable-rate term loan due through August 2025 (g)	—	212
UGI Corporation variable-rate term loan due August 2025 (h)	215	215
UGI Corporation senior notes due June 2028	700	—
Unamortized debt issuance costs	(19)	(3)
Total UGI Corporation	1,311	1,007
Total long-term debt	6,678	6,600
Less: current maturities	(235)	(57)
Total long-term debt due after one year	$6,443	$6,543

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
(a)Total long-term debt at September 30, 2024 and 2023, comprises $180 principal amount of Mountaineer senior secured notes plus unamortized premium of $16 and $19, respectively. The face interest rates on the Mountaineer senior notes range from 3.50% to 4.49%, with maturities ranging from 2027 to 2052.
(b)At September 30, 2024 and 2023, the effective interest rate on this term loan was 3.92%. We have entered into a pay-fixed, receive-variable interest rate swap to effectively fix the underlying variable rate at approximately 2.82% on a portion of these borrowings through June 2026. Term loan borrowings are due in equal quarterly installments of $2, with the balance of the principal being due in full at maturity.
(c)At September 30, 2024 and 2023, the effective interest rates on the term loan were 7.09% and 7.82%, respectively. We have entered into a pay-fixed, receive-variable interest rate swap to effectively fix a substantial portion of the underlying variable rate at 4.53% on these borrowings through September 2026. Term loan borrowings are due in equal quarterly installments of $2, with the balance of the principal being due in full at maturity. Under certain circumstances, Energy Services is required to make additional principal payments if the consolidated total leverage ratio, as defined, is greater than defined thresholds. This term loan is collateralized by substantially all of the assets of Energy Services, subject to certain exceptions and carveouts including, but not limited to, accounts receivable and certain real property.
(d)At September 30, 2024, the effective interest rate on the term loan was 4.95%. We have entered into a pay-fixed, receive-variable interest rate swap that fixes the underlying variable rate at 3.10% through March 2026.
(e)At September 30, 2024 and 2023, the effective interest rates on credit facility borrowings were 7.45% and 7.80%, respectively.
(f)At September 30, 2024 and 2023, the effective interest rates on the term loan were 6.09% and 2.77%, respectively. We have entered into pay-fixed, receive-variable interest rate swaps to effectively fix the underlying variable rate at approximately 3.61% on these borrowings through September 2027.
(g)At September 30, 2023 the effective interest rate on the term loan was 7.79%. The term loan was repaid early in June 2024.
(h)At September 30, 2024 and 2023, the effective interest rates on the term loan were 6.75% and 4.73%, respectively. We have entered into pay-fixed, receive-variable interest rate swaps to effectively fix the underlying variable rate at approximately 3.61% on a portion of these borrowings through September 2027.

Scheduled principal repayments of long-term debt for each of the next five fiscal years ending September 30 are as follows:

	2025	2026	2027	2028	2029
Utilities	$7	$281	$64	$40	$—
Midstream & Marketing	8	8	8	8	8
UGI International	2	2	2	336	2
AmeriGas Propane	218	664	512	493	—
UGI Corporation (a)	—	—	—	700	—
Total	$235	$955	$586	$1,577	$10

(a)Subsequent to September 30, 2024, UGI entered into the UGI Corporation 2025 Credit Agreement, consisting of (1) a $475 revolving credit facility, including a $10 sublimit for letters of credit, scheduled to expire in October 2028 and (2) a $400 variable-rate term loan, schedule to mature in October 2027 and concurrently paid in full and terminated its existing UGI Corporation Credit Facility Agreement which was set to mature August 29, 2025. At September 30, 2024, borrowings outstanding under the credit facility due August 29, 2025, were classified as long-term debt based on the Company’s intent and ability to refinance the obligation with long-term debt.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Restrictive Covenants

Our long-term debt and credit facility agreements generally contain customary covenants and default provisions which may include, among other things, restrictions on the incurrence of additional indebtedness and also restrict liens, guarantees, investments, loans and advances, payments, mergers, consolidations, asset transfers, transactions with affiliates, sales of assets, acquisitions and other transactions. These agreements contain standard provisions which require compliance with certain financial ratios. Certain of the subsidiaries nonrecourse debt agreements contain cross-default provisions, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. In addition, under the default provisions, a default of a subsidiary results in or is at risk of triggering a cross-default under the debt of the parent company. UGI and its subsidiaries were in compliance with all debt covenants as of September 30, 2024.

Restricted Net Assets

At September 30, 2024, the amount of net assets of UGI’s consolidated subsidiaries that were restricted from transfer to UGI under debt agreements, subsidiary partnership agreements and regulatory requirements under foreign laws totaled approximately $3,500.

Note 7 — Income Taxes
Income (loss) before income taxes comprises the following:

	2024	2023	2022
Domestic	$305	$(346)	$362
Foreign	35	(1,491)	1,025
Total income (loss) before income taxes	$340	$(1,837)	$1,387

The provisions for income taxes consist of the following:

	2024	2023	2022
Current expense (benefit):
Federal	$(25)	$(1)	$24
State	12	37	18
Foreign	32	49	50
Total current expense	19	85	92
Deferred expense (benefit):
Federal	82	34	45
State	34	(21)	(17)
Foreign	(64)	(433)	193
Total deferred expense (benefit)	52	(420)	221
Total income tax expense (benefit)	$71	$(335)	$313

Federal income taxes for Fiscal 2024, Fiscal 2023 and Fiscal 2022 are net of foreign tax credits of $17, $25, and $5, respectively.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
A reconciliation from the U.S. federal statutory tax rate to our effective tax rate is as follows:

	2024	2023	2022
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Difference in tax rate due to:
Goodwill impairment not deductible for tax	11.6	(7.3)	—
State income taxes, net of federal benefit	6.8	(1.7)	2.3
Investment tax credits	(6.8)	0.5	—
Valuation allowance adjustments	(6.3)	1.1	(0.5)
Regulated entity depreciation normalization	(4.5)	0.7	(0.8)
Notional interest deduction	(3.8)	0.7	(0.9)
Effects of tax rate changes – State, net of federal benefit	3.6	0.2	(1.4)
State NOL adjustment upon disposition	2.4	—	—
Uncertain tax positions	(2.4)	(0.7)	—
Impairment of equity investment	2.2	—	—
Federal refund interest accrual	(1.1)	—	—
Effects of foreign operations	0.1	3.1	5.3
Effects of tax rate changes - International	—	—	(2.3)
Other, net	(1.9)	0.6	(0.1)
Effective tax rate	20.9%	18.2%	22.6%

In July 2022, tax legislation was enacted in Pennsylvania reducing the state’s corporate net income tax rate from 9.99% to 4.99% over a nine-year period, beginning with an initial reduction to 8.99% beginning in Fiscal 2024. The legislation resulted in $12 tax expense and $4 of tax benefits being recorded in Fiscal 2024 and Fiscal 2023, respectively, based on the Company’s analysis of future reversals of net deferred tax liabilities.

Federal refund claims of $56 and $36 are included in “Income taxes receivable” on the Consolidated Balance Sheet at September 30, 2024 and 2023, respectively. $36 of refund claims at September 30, 2024 and 2023 are related to Fiscal 2021 federal net operating losses carried back to Fiscal 2016 under CARES legislation enacted in 2020. The CARES refund claim is under Joint Committee review.

Our effective tax rate is subject to the impact of changes to the taxation of foreign source income made by the TCJA and the high tax exception regulations issued in July 2020. Income tax expense for Fiscal 2024, Fiscal 2023 and Fiscal 2022 includes $2, $13, and $3, respectively, of GILTI taxes that are treated as current period costs and carry no related deferred taxes.
Pennsylvania and West Virginia utility ratemaking practices permit the flow through to ratepayers of state tax benefits resulting from accelerated tax depreciation. For Fiscal 2024, Fiscal 2023 and Fiscal 2022, the beneficial effects of state tax flow through of accelerated depreciation reduced income tax expense by $12, $11, and $10, respectively.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Deferred tax liabilities (assets) comprise the following at September 30:

	2024	2023
Excess book basis over tax basis of property, plant and equipment	$994	$966
Intangible assets and goodwill	86	81
Utility regulatory assets	74	84
Investment in AmeriGas Partners	31	—
Derivative instrument assets	—	19
Other	50	37
Gross deferred tax liabilities	1,235	1,187

Interest expense	(118)	(83)
Operating loss carryforwards	(72)	(75)
Utility regulatory liabilities	(72)	(83)
Foreign tax credit carryforwards	(49)	(64)
Employee-related benefits	(33)	(37)
Investment tax credits	(26)	—
Utility environmental liabilities	(16)	(15)
Pension plan liabilities	(8)	(14)
Derivative instrument liabilities	(3)	—
Investment in AmeriGas Partners	—	(28)
Other	(58)	(58)
Gross deferred tax assets	(455)	(457)
Deferred tax assets valuation allowance	130	141
Net deferred tax liabilities	$910	$871
At September 30, 2024, we carried foreign net operating loss carryforwards of $9 relating to Flaga, $22 at certain subsidiaries of UGI France, $8 relating to Belgium, and $66 in the Netherlands with no expiration dates. We have state net operating loss carryforwards primarily relating to certain subsidiaries that approximate $1,223 and expire through 2044. We also have federal operating loss carryforwards of $4 for certain operations of AmeriGas Propane. At September 30, 2024, deferred tax assets relating to operating loss carryforwards amounted to $72 related to various UGI subsidiaries.
Valuation allowances against deferred tax assets exist for foreign tax credit carryforwards, net operating loss carryforwards of foreign subsidiaries, capital loss carryforwards and a notional interest deduction. The valuation allowance for all deferred tax decreased $11 in Fiscal 2024, which included a decrease of $22 against the notional interest deduction, $4 against capital losses and $1 against FTC’s offset by a $5 increase against Foreign net operating losses and $11 against disallowed interest expense.
The valuation allowance for all deferred tax remained the same in Fiscal 2023, which included an increase of $19 for disallowed interest, an increase of $11 for foreign net operating losses, $5 for a notional interest deduction and $3 from state tax rate decreases were offset by $22 decrease against capital losses and a $16 decrease against FTC’s.
We conduct business and file tax returns in the U.S., and various local, state and foreign jurisdictions. Our U.S. federal income tax returns are settled through the 2020 tax year, and our European tax returns are effectively settled for various years from 2016 to 2020. State and other income tax returns in the U.S. are generally subject to examination for a period of three to five years after the filing of the respective returns.
The Company’s unrecognized tax benefits including amounts related to accrued interest, which if subsequently recognized would be recorded as a benefit to income taxes, amounted to $18, $26, and $5 at September 30, 2024, 2023 and 2022, respectively. Generally, a net reduction in unrecognized tax benefits could occur because of the expiration of the statute of limitations in certain jurisdictions or as a result of settlements with tax authorities. The expected change in unrecognized tax benefits and related interest in the next twelve months as the result of the expiration of certain statutes is not material.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2024	2023	2022
Unrecognized tax benefits — beginning of year	$26	$5	$3
Additions for tax positions of the current year	4	3	2
Decreases for tax positions taken in prior years	(11)	—	—
Increases for tax positions taken in prior years	—	19	1
Settlements with tax authorities/statute lapses	(1)	(1)	(1)
Unrecognized tax benefits — end of year	$18	$26	$5
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
We also provide postretirement health care benefits to certain retirees and postretirement life insurance benefits to certain U.S. active and retired employees. The ABOs of our other postretirement benefit plans were $24 and $21 as of September 30, 2024 and 2023, respectively. The fair values of the plan assets of our other postretirement benefit plans was $22 and $18 as of September 30, 2024 and 2023, respectively.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
The following table provides a reconciliation of the PBOs of our pension plans (the U.S. Pension Plans and the UGI International pension plans), plan assets, and the related funded status of our pension plans as of September 30, 2024 and 2023. ABO is the present value of benefits earned to date with benefits based upon current compensation levels. PBO is ABO increased to reflect estimated future compensation.

	Pension Benefits
	2024	2023
Change in benefit obligations:
Benefit obligations — beginning of year	$623	$633
Service cost	8	9
Interest cost	36	35
Actuarial loss (gain)	76	(20)
Foreign currency	2	2
Benefits paid	(38)	(36)
Benefit obligations — end of year (a)	$707	$623
Change in plan assets:
Fair value of plan assets — beginning of year	$556	$541
Actual gain (loss) on plan assets	118	31
Foreign currency	1	1
Employer contributions	19	19
Benefits paid	(37)	(36)
Fair value of plan assets — end of year	$657	$556
Funded status of the plans — end of year (b)	$(50)	$(67)
Amounts recorded in UGI Corporation stockholders’ equity (pre-tax):
Prior service cost	$3	$3
Net actuarial gain	(9)	(17)
Total	$(6)	$(14)
Amounts recorded in regulatory assets and liabilities (pre-tax):
Net actuarial loss	$106	$110
Total	$106	$110
(a) The ABOs of the U.S. Pension Plans were $633 and $558 as of September 30, 2024 and 2023, respectively.
(b) Amounts are reflected in “Other noncurrent liabilities” and “Other assets” on the Consolidated Balance Sheets. Amounts reflected in “Other assets” are not material.

In Fiscal 2024 and Fiscal 2023, the changes in the pension plans’ PBOs due to actuarial gains and losses are principally the result of changes in discount rates.

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

	Pension Plans
	2024	2023	2022
Weighted-average assumptions:
Discount rate – benefit obligations	5.05%	6.09%	5.70%
Discount rate – benefit cost	6.09%	5.70%	3.13%
Expected return on plan assets	7.50%	7.50%	7.10%
Rate of increase in salary levels	3.25%	3.25%	3.25%
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

	Pension Benefits
	2024	2023	2022
Service cost	$8	$9	$16
Interest cost	36	35	26
Expected return on assets	(44)	(45)	(50)
Amortization of:
Actuarial loss (gain)	1	(3)	7
Net benefit cost (income)	$1	$(4)	$(1)

It is our general policy to fund amounts for U.S. Pension Plans benefits equal to at least the minimum required contribution set forth in applicable employee benefit laws. From time to time, we may, at our discretion, contribute additional amounts. During Fiscal 2024, Fiscal 2023 and Fiscal 2022, we made cash contributions to the U.S. Pension Plans of $18, $18 and $14, respectively. The minimum required contributions to the U.S. Pension Plans in Fiscal 2025 are not expected to be material.
UGI Utilities has established a VEBA trust to pay certain retiree health care and life insurance benefits by depositing into the VEBA the annual amount of postretirement benefits costs, if any. Assets associated with the VEBA are not material and we do not expect to be required to make any contributions to the VEBA during Fiscal 2025.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Expected payments for postretirement benefits over the next 10 years are not material. Expected payments for pension benefits are as follows:

Pension Benefits
Fiscal 2025	$40
Fiscal 2026	$41
Fiscal 2027	$44
Fiscal 2028	$46
Fiscal 2029	$49
Fiscal 2030 - 2034	$242
We also sponsor unfunded and non-qualified supplemental executive defined benefit retirement plans. At September 30, 2024 and 2023, the PBOs of these plans, including obligations for amounts held in grantor trusts, totaled $40 and $34, respectively. Costs associated with these plans and amounts recorded in UGI’s stockholder’s equity representing actuarial gains and losses were not material for all periods presented and are excluded from the tables above. During Fiscal 2024, Fiscal 2023, and Fiscal 2022, the payments the Company made with respect to the supplemental executive defined benefit retirement plans were not material. The total fair value of the grantor trust investment assets associated with the supplemental executive defined benefit retirement plans, which are included in “Other assets” on the Consolidated Balance Sheets, totaled $31 and $26 at September 30, 2024 and 2023, respectively.
U.S. Pension Plans’ Assets
The assets of the U.S. Pension Plans are held in trust. The investment policies and asset allocation strategies for the assets in these trusts are determined by the Retirement Plan Committee comprising certain members of UGI’s senior management. The overall investment objective is to minimize projected funded status volatility by more closely aligning the duration of the U.S. Pension Plans’ fixed income portfolio to the duration of its liabilities. The proportion of plan assets allocated to fixed income investments will increase as the funded status increases. Investments are made principally in common collective trust funds that consist of equity investments, bond investments and short-term cash investments, and, to a much less extent, UGI Common Stock and alternative investments.
The targets and actual allocations for the U.S. Pension Plans’ trust assets at September 30 are as follows:

	Actual		Target Asset Allocation (a)
	2024	2023	2024	2023
Equity investments	52.4%	61.4%	53.2%	61.6%
Fixed income funds & cash equivalents	44.9%	35.5%	43.4%	35.0%
Alternative investments	2.7%	3.1%	3.4%	3.4%
Total	100.0%	100.0%	100.0%	100.0%
(a) There is a permitted range for the allocation of the trust assets for the U.S. Pension Plans which is 5% less than and greater than the target allocation.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Common collective trust funds in the U.S. Pension Plans primarily include investments in U.S., Non-U.S. and global (a mix of U.S. and Non-U.S.) equities, fixed income and short-term cash investments. The fair values of common collective trust funds and cash equivalents are valued at the NAV of units of the collective trusts. The NAVs, as provided by the trustee, are used as a practical expedient to estimate fair value based on the fair values of the underlying investments held by the funds less their liabilities. The fair values of the U.S. Pension Plans trust assets by asset class as of September 30, 2024 and 2023 are as follows:

	2024	2023
U.S. Pension Plans:
Domestic equity investments:
UGI Corporation Common Stock	$20	$19
Total domestic equity investments (a)	20	19
Common collective trust funds:
U.S. equity index investments	188	120
Non-U.S. equity index investments	96	117
Global equity index investments	29	75
Bond index investments	274	183
Cash equivalents	11	8
Total common collective trust funds (b)	598	503
Alternative investments (b)	17	17
Total	$635	$539

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
Defined Contribution Plans
We sponsor 401(k) savings plans for eligible employees of UGI and certain of UGI’s domestic subsidiaries. Generally, participants in these plans may contribute a portion of their compensation on either a before-tax basis, or on both a before-tax and after-tax basis. These plans also provide for employer matching contributions at various rates. The cost of benefits under the savings plans totaled $23 in Fiscal 2024, $22 in Fiscal 2023 and $21 in Fiscal 2022. The Company also sponsors certain nonqualified supplemental defined contribution executive retirement plans. These plans generally provide supplemental benefits to certain executives that would otherwise be provided under retirement plans but are prohibited due to limitations imposed by the IRC. The Company makes payments to self-directed grantor trusts with respect to these supplemental defined contribution plans. Such payments during Fiscal 2024, Fiscal 2023 and Fiscal 2022 were not material. At September 30, 2024 and 2023, the total fair values of these grantor trust investment assets, which amounts are included in “Other assets” on the Consolidated Balance Sheets, were $8 and $9, respectively.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Note 9 — Utility Regulatory Assets and Liabilities and Regulatory Matters
The following regulatory assets and liabilities associated with our Utilities reportable segment are included in our Consolidated Balance Sheets at September 30:

	2024	2023
Regulatory assets (a):
Income taxes recoverable	$105	$94
Underfunded pension plans	106	111
Environmental costs	28	28
Deferred fuel and power costs	—	27
Removal costs, net	28	23
Other	52	64
Total regulatory assets	$319	$347
Regulatory liabilities (a):
Postretirement benefits	$13	$12
Deferred fuel and power refunds	17	55
State income tax benefits — distribution system repairs	44	43
Excess federal deferred income taxes	247	254
Other	8	2
Total regulatory liabilities	$329	$366
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
Underfunded pension plans. This regulatory asset represents the portion of net actuarial losses and prior service costs (credits) associated with Gas Utility and Electric Utility pension benefits which are probable of being recovered through future rates based upon established regulatory practices. These regulatory assets are adjusted annually or more frequently under certain circumstances when the funded status of the plans is remeasured. These costs are amortized over the average remaining future service lives of plan participants.
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
Deferred fuel and power - costs and refunds. Utilities’ tariffs contain clauses that permit recovery of all prudently incurred purchased gas and power costs through the application of PGC rates, PGA rates and DS tariffs. These clauses provide for periodic adjustments to PGC, PGA and DS rates for differences between the total amount of purchased gas and electric generation supply costs billed to customers and recoverable costs incurred. Net underbilled costs are classified as a regulatory asset and net overbillings are classified as a regulatory liability.
Mountaineer uses fixed-price contracts to reduce volatility in the cost of gas it purchases for retail core-market customers. To lower winter bills for residential customers, the WVPSC removed transportation and storage costs from the volumetric rate and created a fixed monthly pipeline demand charge applicable only to residential customers effective December 1, 2022.
PA Gas Utility uses derivative instruments to reduce volatility in the cost of gas it purchases for retail core-market customers. Realized and unrealized gains or losses on natural gas derivative instruments are included in deferred fuel and power costs or refunds. Net unrealized gains (losses) on such contracts at September 30, 2024 and 2023 were $2 and $(2), respectively.
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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Mountaineer. On July 31, 2024, Mountaineer submitted its 2024 IREP filing to the WVPSC requesting recovery of $19, which includes $3 of prior year under-recovery, for costs associated with capital investments after December 31, 2022, that total $197, including $74 in calendar year 2025. The filing included capital investments totaling $418 over the 2025 - 2029 period. On October 28, 2024, the WVPSC issued an order approving Mountaineer’s request.
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
On March 6, 2023, Mountaineer submitted a base rate case filing with the WVPSC seeking a net revenue increase of $20, which consisted of an increase in base rates of $38 and a decrease in the IREP rates of $18 annually to be effective on April 5, 2023. On March 31, 2023, the WVPSC suspended the effective date of the requested rate change increase until January 1, 2024 to allow for a full review of the filing. On October 6, 2023, Mountaineer filed a joint stipulation and agreement for settlement of the base rate case, which included a $14 net revenue increase. On December 21, 2023, the WVPSC issued a final order approving the joint stipulation and agreement, except the WVPSC authorized Mountaineer to implement a weather normalization adjustment rider as a five-year pilot program beginning on October 1, 2024. The new rates went into effect on January 1, 2024. On April 11, 2024, the WVPSC approved the calculation methodology submitted by Mountaineer on March 28, 2024. Under this rider, when weather deviates from normal by more than 2%, for service rendered during the period October 1 through May 31, residential and small commercial customer billings for distribution services are adjusted for weather related impacts exceeding the 2% threshold.
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

Note 10 — Inventories
Inventories comprise the following at September 30:

	2024	2023
Non-utility LPG and natural gas	$195	$212
Gas Utility natural gas	50	55
Energy certificates	69	64
Materials, supplies and other	97	102
Total inventories	$411	$433

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Note 11 — Property, Plant and Equipment
Property, plant and equipment comprise the following at September 30:

	2024	2023	Estimated Useful Life
Utility:
Distribution	$5,595	$5,204
Transmission	125	123
General and other	706	660
Work in process	94	95
Total Utility	6,520	6,082

Non-utility:
Land	172	174
Buildings and improvements	429	418	10 - 40 years
Transportation equipment	233	238	3 - 10 years
Equipment, primarily cylinders and tanks	3,985	3,903	5 - 30 years
Electric generation	48	190	25 - 40 years
Pipeline and related assets	1,598	1,577	25 - 40 years
Other	430	390	1 - 12 years
Work in process	258	156
Total non-utility	7,153	7,046
Total property, plant and equipment	$13,673	$13,128

The average composite depreciation rates at our Gas Utility and Electric Utility were as follows:

	2024	2023	2022
Regulated natural gas utilities	2.6%	2.4%	2.6%
Electric Utility	2.5%	2.3%	2.4%

Depreciation expense totaled $496, $476 and $460 for Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively.

Note 12 — Goodwill and Intangible Assets
Changes in the carrying amount of goodwill by reportable segment are as follows:

	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Total
Balance September 30, 2022	$432	$336	$840	$2,004	$3,612
Impairment of goodwill	—	—	—	(656)	(656)
Acquisitions	—	—	3	—	3
Foreign currency translation	—	—	68	—	68
Balance September 30, 2023	432	336	911	1,348	3,027
Impairment of goodwill	—	—	—	(195)	(195)
Dispositions	—	—	(12)	—	(12)
Foreign currency translation	—	—	51	—	51
Balance September 30, 2024	$432	$336	$950	$1,153	$2,871

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
During the fourth quarter of Fiscal 2024, as part of its annual goodwill impairment assessment, the Company performed a quantitative assessment for its AmeriGas Propane reporting unit. In addition, during the third quarter of Fiscal 2023, the Company identified interim impairment indicators related to goodwill within the AmeriGas Propane reporting unit: (1) AmeriGas Partners issued $500 of Senior Notes at an interest rate of 9.375%, which was significantly higher than the interest rates on the other AmeriGas Propane debt obligations; and (2) financial projections for the AmeriGas Propane reporting unit were reduced significantly compared to previous forecasts following declines in gross margins and customer retention and higher operating expenses. The Company concluded that these events constituted triggering events that indicate that the AmeriGas Propane goodwill may be impaired and, as such, performed an interim impairment test of its goodwill as of May 31, 2023.

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

Based on our evaluations in Fiscal 2024 and Fiscal 2023, the estimated fair value of the AmeriGas Propane reporting unit was determined to be less than its carrying value. As a result, the Company recorded a non-cash pre-tax goodwill impairment charge of $195 and $656 in Fiscal 2024 and Fiscal 2023, respectively, included in “Impairment of goodwill” on the Consolidated Statements of Income, to reduce the carrying value of AmeriGas Propane to its fair value. The Company calculated the deferred tax effect using the simultaneous equation method.

The performance of the AmeriGas Propane reporting unit and the potential for future developments in the global economic environment, including the prospect of higher interest rates, introduces a heightened risk for additional impairment in the AmeriGas Propane reporting unit. If there is continued deterioration in the results of operations, a portion or all of the remaining recorded goodwill for the AmeriGas Propane reporting unit, which was $1.2 billion as of September 30, 2024, could be subject to further impairment.

Intangible assets comprise the following at September 30:

	2024	2023
Customer relationships	$985	$977
Trademarks and tradenames	4	4
Noncompete agreements and other	27	26
Accumulated amortization	(665)	(602)
Intangible assets, net (definite-lived)	351	405
Trademarks and tradenames (indefinite-lived)	40	38
Total intangible assets, net	$391	$443

During Fiscal 2023, the Company recognized a $10 non-cash, pre-tax impairment charge related to customer relationships intangible assets and indefinite-lived tradenames at DVEP in connection with the wind-down of the energy marketing business in the Netherlands (see Note 5). These charges are reflected in “Operating and administrative expenses” on the Consolidated Statements of Income.

Amortization expense of intangible assets was $55, $56 and $61 for Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively. Estimated amortization expense of intangible assets during the next five fiscal years is as follows: Fiscal 2025 — $52; Fiscal 2026 — $50; Fiscal 2027 — $27; Fiscal 2028 — $17; Fiscal 2029 — $16.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Note 13 — Equity
On February 2, 2022, UGI’s Board of Directors authorized an extension of an existing share repurchase program for up to 8,000,000 shares of UGI Corporation Common Stock for an additional four-year period, expiring February 2026. In Fiscal 2024, there were no share repurchases made under the program. During Fiscal 2023 and Fiscal 2022, the Company purchased and placed in treasury stock 600,000 shares and 900,000 shares at a total cost of $22 and $38, respectively.
UGI Preferred Stock and Common Stock share activity for Fiscal 2024, Fiscal 2023 and Fiscal 2022 is as follows:

	Preferred Stock	Common Stock
	Issued/Outstanding	Issued	Treasury	Outstanding
Balance at September 30, 2021	220,000	209,843,296	(627,161)	209,216,135
Issued:
Employee and director plans	—	717,198	799,152	1,516,350
Repurchases of common stock	—	—	(900,000)	(900,000)
Reacquired common stock – employee and director plans	—	—	(250,273)	(250,273)
Balance at September 30, 2022	220,000	210,560,494	(978,282)	209,582,212
Issued:
Employee and director plans	—	345,558	167,313	512,871
Repurchases of common stock	—	—	(600,000)	(600,000)
Balance at September 30, 2023	220,000	210,906,052	(1,410,969)	209,495,083
Issued:
Settlement of Equity Units	(220,000)	5,054,030	—	5,054,030
Employee and director plans	—	164,250	(27,751)	136,499
Balance at September 30, 2024	—	216,124,332	(1,438,720)	214,685,612
UGI has 5,000,000 shares of UGI Series Preference Stock authorized for issuance. UGI had no shares of UGI Series Preference Stock outstanding at September 30, 2024 and 220,000 Series A shares outstanding at September 30, 2023.

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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Note 14 — Equity-Based Compensation
The Company grants equity-based awards to employees and non-employee directors comprising UGI stock options and UGI Common Stock-based equity instruments. We recognized total pre-tax equity-based compensation expense of $8 ($6 after-tax), $17 ($13 after-tax) and $15 ($11 after-tax) in Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively.
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
There were 15,293,516 shares of Common Stock available for future grants under the 2021 IAP at September 30, 2024.
UGI Stock Option Awards. We measure the fair value of stock options using a Black-Scholes option pricing model that uses certain key assumptions for such options related to the expected life, volatility, dividend yield and the Company’s risk-free rate at the valuation date. The per share weighted average fair value of stock options granted under our option plans was $4.17, $9.31 and $8.47 in Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively. As of September 30, 2024, there was $2 of unrecognized compensation cost associated with unvested stock options that is expected to be recognized over a weighted-average period of 1.8 years. There were 8,154,066 stock options outstanding at September 30, 2024, of which, 7,127,891 stock options were exercisable with a weighted-average option price of $42.94.
UGI Unit Awards. Awards of UGI Stock Units and UGI Performance Units subject to market-based conditions entitle the grantee to shares of UGI Common Stock or cash once the service condition is met and, with respect to UGI Performance Unit subject to market-based conditions, subject to UGI’s TSR percentile rank relative to companies in the UGI comparator group. Recipients of UGI Performance Units subject to market-based conditions are awarded a target number of such awards. The number of UGI Performance Units subject to market-based conditions ultimately paid at the end of the performance period (generally 3 years) may be higher or lower than the target amount, or even zero, based on UGI’s TSR percentile rank relative to companies in the UGI comparator group. Grantees may receive 0% to 200% of the target award granted. Awards granted vest ratably over the performance period.
Starting in Fiscal 2023, the Company granted UGI EPS Performance Unit awards. UGI EPS Performance Units entitle the grantee to shares of UGI Common Stock or cash once the service condition is met and subject to the achievement of a UGI EPS goal, which is a non-market performance condition. Recipients of UGI EPS Performance Units are awarded a target number of UGI EPS Performance Units. The number of UGI EPS Performance Units ultimately paid at the end of the service period (generally 3 years) may be higher or lower than the target amount, or even zero, based upon the actual EPS performance of the company. Grantees may receive 0% to 200% of the target award granted. Awards granted vest ratably over the performance period.
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

The weighted-average grant date fair value of UGI Stock Units, UGI Performance Units and UGI EPS Performance Units granted to employees during Fiscal 2024, Fiscal 2023, and Fiscal 2022 was $28.91, $44.62 and $51.24, respectively.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
As of September 30, 2024, there was a total of $14 unrecognized compensation cost associated with UGI Unit awards outstanding that is expected to be recognized over a weighted-average period of 1.7 years. As of September 30, 2024, there were 1,223,190 UGI Unit awards outstanding with a weighted-average grant-date fair value of $36.16 per share.

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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
ROU assets and lease liabilities recorded in the Consolidated Balance Sheets as of September 30 are as follows:

	2024	2023	Location on the Balance Sheet
ROU assets:
Operating lease ROU assets	$417	$420	Other assets
Finance lease ROU assets	54	50	Property, plant and equipment
Total ROU assets	$471	$470

Lease liabilities:
Operating lease liabilities — current	$86	$87	Other current liabilities
Operating lease liabilities — noncurrent	343	340	Other noncurrent liabilities
Finance lease liabilities — current	3	5	Current maturities of long-term debt
Finance lease liabilities — noncurrent	52	45	Long-term debt
Total lease liabilities	$484	$477

The components of lease cost for Fiscal 2024, Fiscal 2023 and Fiscal 2022 are as follows:

	2024	2023	2022
Operating lease cost	$111	$104	$96
Finance lease cost:
Amortization of ROU assets	4	3	4
Interest on lease liabilities	3	3	3
Variable lease cost	1	2	6
Short-term lease cost	10	4	2
Total lease cost	$129	$116	$111

The following table presents the cash and non-cash activity related to lease liabilities included in the Consolidated Statements of Cash Flows during Fiscal 2024, Fiscal 2023 and Fiscal 2022:

	2024	2023	2022
Cash paid related to lease liabilities:
Operating cash flows — operating leases	$109	$103	$95
Operating cash flows — finance leases	$4	$3	$3
Financing cash flows — finance leases	$2	$1	$2

Non-cash lease liability activities:
ROU assets obtained in exchange for operating lease liabilities	$84	$136	$72
ROU assets obtained in exchange for finance lease liabilities	$7	$6	$2

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
The following table presents the weighted-average remaining lease term and weighted-average discount rate:

Weighted-average remaining lease term (in years)	2024	2023

Operating leases	6.8	7.1
Finance leases	6.7	5.3

Weighted-average discount rate (%)	2024	2023
Operating leases	4.8%	4.5%
Finance leases	6.9%	2.2%
Expected annual lease payments based on maturities of operating and finance leases, as well as a reconciliation to the lease liabilities on the Consolidated Balance Sheet, as of September 30, 2024, were as follows:

	2025	2026	2027	2028	2029	After 2029	Total Lease Payments	Imputed Interest	Lease Liabilities
Operating leases	$102	$88	$75	$63	$50	$122	$500	$(71)	$429
Finance leases	$6	$6	$6	$5	$4	$76	$103	$(48)	$55
Approximately 80% of the operating lease liabilities presented above relate to AmeriGas Propane.

At September 30, 2024, operating and finance leases that had not yet commenced were not material.

Lessor

We enter into lessor arrangements for the purposes of storing, gathering or distributing natural gas and LPG. AmeriGas Propane and UGI International have lessor arrangements that grant customers the right to use small, medium and large storage tanks, which we classify as operating leases. These agreements contain renewal options for periods up to nine years and certain agreements at UGI International contain a purchase option. Energy Services leases certain natural gas gathering assets to customers, which we classify as operating leases. Lease income is generally recognized on a straight-line basis over the lease term and included in “Revenues” on the Consolidated Statements of Income. See Note 4 for additional information on these revenues.

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

UGI Utilities is subject to a COA with the PADEP to address the remediation of specified former MGP sites in Pennsylvania, which is scheduled to terminate at the end of 2031. In accordance with the COA, UGI Utilities is required to either obtain a certain number of points per calendar year based on defined eligible environmental investigatory and/or remedial activities at the MGPs, or make expenditures for such activities in an amount equal to an annual environmental minimum expenditure threshold. The annual minimum expenditure threshold of the COA is $5. At September 30, 2024 and 2023, our aggregate estimated accrued liabilities for environmental investigation and remediation costs related to the COA totaled $54 and $52, respectively.

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

The NYDEC commenced implementation of the remediation plan in the spring of 2018. In Fiscal 2024, the NYDEC informed AmeriGas OLP that the remediation plan had been completed at a total cost of approximately $19. The New York Office of the Attorney General, as counsel for the NYDEC, invited AmeriGas OLP to participate in settlement discussions. Based on our evaluation of the available information as of September 30, 2024 and 2023, the Partnership has an undiscounted environmental remediation liability of $8 related to the site. Our share of the actual remediation costs could be significantly more or less than the accrued amount.
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

UGI International

In the first quarter of Fiscal 2024, UGI France initiated VDPs in consultation with the French Works Council, pursuant to which employees are incentivized to voluntarily terminate employment or may be subject to involuntary termination to achieve certain workforce reductions. As of September 30, 2024, the likelihood of termination benefits under VDPs was probable and the amount of such benefits was reasonably estimable. As a result, for the fiscal year ended September 30, 2024, UGI International recorded pre-tax severance and other related expenses of $50, which are reflected in “Operating and administrative expenses” on the Consolidated Statements of Income.

Note 17 — Fair Value Measurements
Recurring Fair Value Measurements
The following table presents, on a gross basis, our financial assets and liabilities, including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy as described in Note 2:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
September 30, 2024:
Derivative instruments:
Assets:
Commodity contracts	$106	$27	$—	$133
Foreign currency contracts	$—	$6	$—	$6
Interest rate contracts	$—	$1	$—	$1
Liabilities:
Commodity contracts	$(120)	$(32)	$—	$(152)
Foreign currency contracts	$—	$(9)	$—	$(9)
Interest rate contracts	$—	$(22)	$—	$(22)
Non-qualified supplemental postretirement grantor trust investments (a)	$43	$—	$—	$43

September 30, 2023
Derivative instruments:
Assets:
Commodity contracts (b)	$117	$115	$—	$232
Foreign currency contracts	$—	$38	$—	$38
Interest rate contracts	$—	$28	$—	$28
Liabilities:
Commodity contracts (b)	$(193)	$(81)	$—	$(274)
Foreign currency contracts	$—	$(2)	$—	$(2)
Non-qualified supplemental postretirement grantor trust investments (a)	$39	$—	$—	$39
(a)Consists primarily of mutual fund investments held in grantor trusts associated with non-qualified supplemental retirement plans (see Note 8).

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
(b)Includes derivative assets and liabilities associated with certain UGI International energy marketing business transactions that qualified for held for sale accounting and are included in “Other current assets” and “Other current liabilities” on the Consolidated Balance Sheets (see Note 5).

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

Nonrecurring Fair Value Measurements

In connection with the disposition of UGID in Fiscal 2024, we recognized a non-cash, pre-tax impairment charge of $62 to reduce the carrying amount of UGID’s long-lived assets included in the disposal group to their estimated fair value. The Company determined the estimated fair value of such assets fell within Level 2 of the fair value hierarchy and was based upon the then-estimated sales price. See Note 5 for additional information on the disposition of UGID.

Based on our goodwill impairment evaluations in Fiscal 2024 and Fiscal 2023, the estimated fair value of the AmeriGas Propane reporting unit was determined to be less than its carrying value. As a result, the Company recorded a non-cash pre-tax goodwill impairment charge of $195 and $656 in Fiscal 2024 and Fiscal 2023, respectively. See Note 12 for additional information on the impairment test, including the key assumptions used to determine the fair value of the AmeriGas Propane reporting unit.

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

	2024	2023
Carrying amount	$6,733	$6,647
Estimated fair value	$6,663	$6,238
Financial instruments other than derivative instruments, such as short-term investments and trade accounts receivable, could expose us to concentrations of credit risk. We limit credit risk from short-term investments by investing only in investment-grade commercial paper, money market mutual funds, securities guaranteed by the U.S. Government or its agencies and FDIC insured bank deposits. The credit risk arising from concentrations of trade accounts receivable is limited because we have a large customer base that extends across many different U.S. markets and a number of foreign countries. See Note 18 for information regarding concentrations of credit risk associated with our derivative instruments.

Note 18 — Derivative Instruments and Hedging Activities
We are exposed to certain market risks related to our ongoing business operations. Management uses derivative financial and commodity instruments, among other things, to manage: (1) commodity price risk; (2) interest rate risk; and (3) foreign currency exchange rate risk. Although we use derivative financial and commodity instruments to reduce market risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes. The use of derivative instruments is controlled by our risk management and credit policies, which govern, among other things, the derivative instruments we can use, counterparty credit limits and contract authorization limits. Although our commodity derivative instruments extend over a number of years, a significant portion of our commodity derivative instruments economically hedge commodity price risk during the next twelve months. See Note 2 for information on the accounting for our derivative instruments.

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
Natural Gas
In order to manage market price risk relating to fixed-price sales contracts for physical natural gas, Midstream & Marketing enters into NYMEX and over-the-counter natural gas futures and over-the-counter and ICE natural gas basis swap contracts. In addition, Midstream & Marketing uses NYMEX and over-the-counter futures and options contracts to economically hedge price volatility associated with the gross margin derived from the purchase and anticipated later near-term sale of natural gas storage inventories. Outside of the financial market, Midstream & Marketing also uses ICE and over-the-counter forward physical contracts. UGI International also uses natural gas futures and forward contracts to economically hedge market price risk associated with a substantial portion of anticipated volumes under fixed-price sales contracts with its customers. See Note 5 for information on the exit of substantially all of the Company’s energy marketing business in Europe.
Electricity
In order to manage market price risk relating to fixed-price sales contracts for electricity, Midstream & Marketing enters into electricity futures and forward contracts. Midstream & Marketing also uses NYMEX and over-the-counter electricity futures contracts to economically hedge the price of a portion of its anticipated future sales of electricity from its electric generation facilities. UGI International also uses electricity futures and forward contracts to economically hedge market price risk associated with fixed-price sales and purchase contracts for electricity. See Note 5 for information on the exit of substantially all of the Company’s European energy marketing business and the disposition of UGID.
Interest Rate Risk
Certain of our long-term debt agreements have interest rates that are generally indexed to short-term market interest rates. In order to fix the underlying short-term market interest rates, we may enter into pay-fixed, receive-variable interest rate swap agreements and designate such swaps as cash flow hedges. In March 2023, in connection with the Energy Services Amended Term Loan Credit Agreement, Energy Services terminated and settled its existing interest rate swap associated with the Energy Services Term Loan Credit Agreement at a $32 gain. This gain was deferred in AOCI and was amortized to interest expense over the remaining term of the initial interest rate swap ending July 2024.
The remainder of our long-term debt is typically issued at fixed rates of interest. As this long-term debt matures, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into IRPAs. We account for IRPAs as cash flow hedges. There were no unsettled IRPAs during any of the periods presented. At September 30, 2024, the amount of pre-tax net gains associated with interest rate hedges expected to be reclassified into earnings during the next twelve months is $6.

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
Our euro-denominated long-term debt has also been designated as net investment hedges, representing a portion of our UGI International euro-denominated net investment. We recognized pre-tax (losses) gains associated with these net investment hedges in the foreign currency component of AOCI totaling $(39), $(57) and $123 during Fiscal 2024, Fiscal 2023, and Fiscal 2022, respectively.

Quantitative Disclosures Related to Derivative Instruments

The following table summarizes by derivative type the gross notional amounts related to open derivative contracts at September 30, 2024 and 2023 and the final settlement dates of the Company's open derivative contracts as of September 30, 2024, but excluding those derivatives that qualified for the NPNS exception:

			Notional Amounts (in millions)
			September 30,
Type	Units	Settlements Extending Through	2024	2023
Commodity Price Risk:
Regulated Utility Operations
PA Gas Utility NYMEX natural gas futures and option contracts	Dekatherms	September 2025	26	38
Non-utility Operations
LPG swaps	Gallons	December 2026	458	727
Natural gas futures, forward, basis swap, options and pipeline contracts (a)	Dekatherms	March 2028	325	338
Electricity forward and futures contracts	Kilowatt hours	December 2027	1,113	1,260
Interest Rate Risk:
Interest rate swaps	Euro	March 2026	€300	€300
Interest rate swaps	USD	September 2027	$1,231	$1,270
Foreign Currency Exchange Rate Risk:
Forward foreign currency exchange contracts	USD	September 2027	$389	$425
Net investment hedge forward foreign exchange contracts	Euro	December 2026	€181	€256
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
We have concentrations of credit risk associated with derivative instruments and we evaluate the creditworthiness of our derivative counterparties on an ongoing basis. As of September 30, 2024, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was $140. In general, many of our over-the-counter derivative instruments and all exchange contracts call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At September 30, 2024, we had received cash collateral from derivative instrument counterparties totaling $14. In addition, we may have offsetting derivative liabilities and certain accounts payable balances with certain of these counterparties, which further mitigates the previously mentioned maximum amount of losses. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At September 30, 2024, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.
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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Fair Value of Derivative Instruments
The following table presents the Company’s derivative assets and liabilities by type, as well as the effects of offsetting, as of September 30:

	2024	2023
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	$6	$14
Interest rate contracts	1	28
	7	42
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	4	6
Derivatives not designated as hedging instruments:
Commodity contracts (a)	129	226
Foreign currency contracts	—	24
	129	250
Total derivative assets – gross	140	298
Gross amounts offset in the balance sheet	(88)	(124)
Cash collateral received	(14)	(40)
Total derivative assets – net	$38	$134

Derivative liabilities:
Derivatives designated as hedging instruments:
Interest rate contracts	$(22)	$—
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	(1)	(8)
Derivatives not designated as hedging instruments:
Commodity contracts (a)	(151)	(266)
Foreign currency contracts	(9)	(2)
	(160)	(268)
Total derivative liabilities – gross	(183)	(276)
Gross amounts offset in the balance sheet	88	124
Cash collateral pledged	36	53
Total derivative liabilities – net	$(59)	$(99)
(a)Amounts at September 30, 2023 include derivative contracts associated with certain UGI International energy marketing business transactions (see Note 5). The related derivative assets and liabilities qualify for held for sale accounting treatment and are included in “Other current assets” and “Other current liabilities,” respectively, on the Consolidated Balance Sheets at September 30, 2023.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Effects of Derivative Instruments
The following tables provide information on the effects of derivative instruments on the Consolidated Statements of Income and changes in AOCI for Fiscal 2024, Fiscal 2023 and Fiscal 2022:

	Gain (Loss) Recognized in AOCI			Gain (Loss) Reclassified from AOCI into Income			Location of Gain (Loss) Reclassified from AOCI into Income
	2024	2023	2022	2024	2023	2022
Cash Flow Hedges:
Interest rate contracts	$(19)	$25	$91	$49	$40	$(7)	Interest expense
Net Investment Hedges:
Foreign currency contracts	$(5)	$(21)	$69

	Gain (Loss) Recognized in Income			Location of Gain (Loss) Recognized in Income
	2024	2023	2022
Derivatives Not Designated as Hedging Instruments:
Commodity contracts	$1	$11	$(9)	Revenues
Commodity contracts	(92)	(1,771)	1,181	Cost of sales
Commodity contracts	3	2	1	Other operating income, net
Foreign currency contracts	(19)	(23)	63	Other non-operating (expense) income, net
Total	$(107)	$(1,781)	$1,236
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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
The tables below present changes in AOCI, net of tax:

	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI - September 30, 2021	$(17)	$(33)	$(90)	$(140)
Other comprehensive income (loss) before reclassification adjustments	28	64	(341)	(249)
Amounts reclassified from AOCI	3	6	—	9
Other comprehensive income (loss) attributable to UGI	31	70	(341)	(240)
AOCI - September 30, 2022	$14	$37	$(431)	$(380)
Other comprehensive income (loss) before reclassification adjustments	5	16	132	153
Amounts reclassified from AOCI	(2)	(27)	—	(29)
Other comprehensive income (loss) attributable to UGI	3	(11)	132	124
AOCI - September 30, 2023	$17	$26	$(299)	$(256)
Other comprehensive (loss) income before reclassification adjustments	(7)	(14)	56	35
Amounts reclassified from AOCI	—	(35)	3	(32)
Other comprehensive (loss) income attributable to UGI	(7)	(49)	59	3
AOCI - September 30, 2024	$10	$(23)	$(240)	$(253)

Note 20 — Other Operating Income, Net and Other Non-Operating Income (Expense), Net
Other Operating Income, Net
Other operating income, net, comprises the following:

	2024	2023	2022
Finance charges	$16	$17	$18
Gains on sales of fixed assets, net (a)	22	61	33
Foreign currency transaction gains (losses)	2	7	(5)
Cylinder deposit income	17	23	18
Interest and interest-related income	11	6	1
Other, net	(6)	18	14
Total other operating income, net	$62	$132	$79
(a)Fiscal 2023 includes a $15 gain on the sale of UGI Corporation’s headquarters building in August 2023.

Other Non-Operating (Expense) Income, Net
Other non-operating (expense) income, net comprises the following:

	2024	2023	2022
(Losses) gains on foreign currency contracts, net	$(19)	$(23)	$63
Amortization of excluded components of certain net investment hedges	5	7	7
Pension and other postretirement plans non-service income, net	6	9	5
Total other non-operating (expense) income, net	$(8)	$(7)	$75

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Note 21 — Equity Method Investments

Equity method investments which are included within “Other assets” on the Consolidated Balance Sheets, comprises the following as of September 30:

	Carrying Value		Ownership Interest
Investees	2024	2023	2024	2023
Midstream & Marketing
Aurum Renewables	$47	$45	40%	40%
Pine Run	86	77	49%	49%
MBL Bioenergy	206	122	99.99%	99.99%
Other	20	20	various	various
Total Midstream & Marketing	359	264
UGI International	10	35	various	various
Other	1	—	various	various
Total investments in equity method investees	$370	$299

Aurum Renewables. In January 2023, the Company, through its wholly owned indirect subsidiary, entered into a joint venture agreement with a third party Archaea Holdings, LLC (“Archaea”). The primary purpose of the joint venture, Aurum Renewables LLC, is to upgrade landfill gas from the Commonwealth Environmental Systems landfill located in Hegins, Pennsylvania to pipeline-quality RNG. Pursuant to this agreement, the Company contributed its existing 11 megawatt landfill gas-to-electricity facility, as non-cash consideration, in return for a 40% equity interest in the joint venture. Aurum Renewables is expected to have the capacity to produce approximately 9,600 standard cubic feet of landfill gas per minute of pipeline-quality RNG. Archaea led the development, engineering, construction, and operation of the new RNG facility, and Energy Services will take a lead role in marketing the RNG produced by the facility. The project was operational as of September 30, 2024.

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

Other Equity Method Investments. The carrying values of our other equity investments totaled $31 and $55 at September 30, 2024 and 2023, respectively, and principally comprise a number of investments in biomass and other renewable energy projects at Energy Services and, at September 30, 2023, also held an investment in a renewable energy joint venture at UGI International.

During Fiscal 2024, UGI International recognized an other-than-temporary pre-tax impairment loss of $26 related to its investment in this joint venture that invests in renewable energy projects. This loss was recorded in “(Loss) income from equity investees” on the Consolidated Statements of Income.

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

Our Utilities segment primarily derives its revenues from the sale and distribution of natural gas to customers in eastern and central Pennsylvania and in West Virginia. To a much lesser extent, Utilities also derives revenues from the sale and distribution of electricity in two northeastern Pennsylvania counties. Midstream & Marketing derives its revenues principally from the marketing of natural gas, liquid fuels and electricity as well as revenues and fees from storage, pipeline transportation, natural gas gathering, and natural gas and RNG production activities primarily in the Mid-Atlantic region of the U.S. eastern Ohio, the panhandle of West Virginia and California. Midstream & Marketing also derives revenues from the sale of electricity through PJM, a regional electricity transmission organization in the eastern U.S. In September 2024, Midstream & Marketing sold its ownership interest in UGID principally comprising the Hunlock Creek Energy Center (see Note 5). UGI International derives its revenues principally from the distribution of LPG to retail customers throughout much of Europe.  In addition, prior to the sale and wind-down of the substantially all of its European energy marking business, UGI International derived revenue from the marketing of natural gas and electricity to customers in France, the Netherlands, Belgium and the United Kingdom (see Note 5). AmeriGas Propane derives its revenues principally from the sale of propane and related equipment and supplies to retail customers in all 50 states.

Corporate & Other includes the net expenses of UGI’s captive general liability insurance company, UGI’s corporate headquarters facility and UGI’s unallocated corporate and general expenses as well as interest expense on UGI debt that is not allocated. Corporate & Other also includes certain items that are excluded from our CODM’s assessment of segment performance (see below for further details on these items). Corporate & Other assets principally comprise cash and cash equivalents of UGI and its captive insurance company, and other UGI holding company related assets.

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

	Total	Elim- inations		Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other (a)
2024
Revenues from external customers	$7,210	$—		$1,549	$1,152	$2,279	$2,271	$(41)
Intersegment revenues	$—	$(266)	(b)	$49	$217	$—	$—	$—
Cost of sales	$3,529	$(266)	(b)	$650	$864	$1,301	$1,059	$(79)
Operating income (loss)	$770	$—		$394	$301	$311	$142	$(378)
(Loss) income from equity investees	(19)	—		—	12	(5)	—	(26)
Loss on extinguishments of debt	(9)	—		—	—	—	—	(9)
Other non-operating (loss) income, net	(8)	—		6	—	17	—	(31)
Earnings (loss) before interest expense and income taxes	734	—		400	313	323	142	(444)
Interest expense	(394)	—		(93)	(41)	(44)	(156)	(60)
Income tax (expense) benefit	(71)	—		(70)	(34)	(17)	(9)	59
Net income (loss) attributable to UGI	$269	$—		$237	$238	$262	$(23)	$(445)
Depreciation and amortization	$551	$—		$166	$86	$119	$178	$2
Total assets	$15,098	$(733)		$5,963	$3,183	$2,906	$3,051	$728
Short-term borrowings	$465	$—		$286	$—	$128	$51	$—
Capital expenditures (including the effects of accruals)	$805	$—		$482	$150	$87	$86	$—
Investments in equity investees	$370	$—		$—	$359	$10	$—	$1

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

	Total	Elim- inations		Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other (a)
2023
Revenues from external customers	$8,928	$—		$1,780	$1,596	$2,965	$2,581	$6
Intersegment revenues	$—	$(326)	(b)	$74	$251	$—	$—	$1
Cost of sales	$6,937	$(325)	(b)	$953	$1,360	$2,045	$1,250	$1,654
Operating (loss) income	$(1,444)	$—		$357	$285	$215	$268	$(2,569)
Income (loss) from equity investees	2	—		—	6	(4)	—	—
Loss on extinguishments of debt	(9)	—		—	—	—	—	(9)
Other non-operating (loss) income, net	(7)	—		8	—	23	—	(38)
(Loss) earnings before interest expense and income taxes	(1,458)	—		365	291	234	268	(2,616)
Interest expense	(379)	—		(82)	(45)	(37)	(163)	(52)
Income tax benefit (expense)	335	—		(64)	(53)	(25)	(34)	511
Net (loss) income attributable to UGI	$(1,502)	$—		$219	$193	$172	$71	$(2,157)
Depreciation and amortization	$532	$—		$152	$86	$116	$177	$1
Total assets	$15,401	$(173)		$5,691	$3,160	$3,105	$3,415	$203
Short-term borrowings	$649	$—		$332	$103	$214	$—	$—
Capital expenditures (including the effects of accruals)	$956			$563	$130	$129	$134	$—
Investments in equity investees	$299	$—		$—	$264	$35	$—	$—

2022
Revenues from external customers	$10,106	$—		$1,515	$1,957	$3,686	$2,943	$5
Intersegment revenues	$—	$(477)	(b)	$105	$369	$—	$—	$3
Cost of sales	$5,973	$(474)	(b)	$798	$1,876	$2,751	$1,613	$(591)
Operating income	$1,666	$—		$327	$246	$237	$307	$549
(Loss) income from equity investees	(14)	—		—	23	(2)	—	(35)
Loss on extinguishments of debt	(11)	—		—	—	—	—	(11)
Other non-operating income, net	75	—		9	—	19	—	47
Earnings before interest expense and income taxes	1,716	—		336	269	254	307	550
Interest expense	(329)	—		(65)	(41)	(28)	(160)	(35)
Income tax expense	(313)	—		(65)	(65)	(50)	(35)	(98)
Noncontrolling interests’ net income	(1)	—		—	—	(1)	—	—
Net income attributable to UGI	$1,073	$—		$206	$163	$175	$112	$417
Depreciation and amortization	$518	$—		$144	$79	$116	$177	$2
Total assets	$17,575	$(203)		$5,354	$3,286	$4,610	$4,332	$196
Short-term borrowings	$368	$—		$236	$—	$1	$131	$—
Capital expenditures (including the effects of accruals)	$835	$—		$562	$38	$107	$128	$—
Investments in equity investees	$130	$—		$—	$109	$20	$—	$1

(a)Corporate & Other includes specific items attributable to our reportable segments that are not included in the segment profit measures used by our CODM in assessing our reportable segments’ performance or allocating resources. The following table presents such pre-tax gains (losses) which have been included in Corporate & Other, and the reportable segments to which they relate, for Fiscal 2024, Fiscal 2023 and Fiscal 2022:

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

	Location on Income Statement	Midstream & Marketing	UGI International	AmeriGas Propane
2024
Net gains on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$1	$—
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Cost of Sales	$63	$(5)	$21
Net losses on commodity derivative instruments not associated with current-period transactions	Other operating income, net	$—	$(3)	$—
AmeriGas operations enhancement for growth project	Operating and administrative expenses	$—	$—	$(25)
Restructuring costs	Operating and administrative expenses	$(1)	$(57)	$(1)
Loss on extinguishments of debt	Loss on extinguishments of debt	$(1)	$—	$(8)
Unrealized losses on foreign currency derivative instruments	Other non-operating (expense) income, net	$—	$(31)	$—
Impairments of equity method investments and assets	(Loss) income from equity investees, Other operating income, net	$—	$(33)	$—
Loss associated with impairment of AmeriGas Propane goodwill	Impairment of goodwill	$—	$—	$(195)
Costs associated with exit of the UGI International energy marketing business	Revenues	$—	$(42)	$—
Costs associated with exit of the UGI International energy marketing business	Operating and administrative expenses; Other operating income, net	$—	$(13)	$—
Costs associated with exit of the UGI International energy marketing business	Loss on disposals of businesses	$—	$(29)	$—
Loss on disposal of UGID	Loss on disposals of businesses	$(66)	$—	$—

2023
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Revenues	$6	$4	$—
Net (losses) gains on commodity derivative instruments not associated with current-period transactions	Cost of sales	$(236)	$(1,402)	$(16)
Loss on extinguishment of debt	Loss on extinguishments of debt	$—	$—	$(9)
Unrealized gains on foreign currency derivative instruments	Other non-operating (expense) income, net	$—	$(38)	$—
AmeriGas operations enhancement for growth project	Operating and administrative expenses	$—	$—	$(24)
Loss associated with impairment of AmeriGas Propane goodwill	Impairment of goodwill	$—	$—	$(656)
Costs associated with exit of the UGI International energy marketing business	Revenues; Operating and administrative expenses	$—	$(27)	$—
Costs associated with exit of the UGI International energy marketing business	Loss on disposals of businesses	$—	$(221)	$—

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

2022
Net losses on commodity derivative instruments not associated with current-period transactions	Revenues	$(4)	$9	$—
Net gains on commodity derivative instruments not associated with current-period transactions	Cost of Sales	$(21)	$797	$(185)
Net gains on commodity derivative instruments not associated with current-period transactions	Other operating income, net	$—	$2	$—
Unrealized gains on foreign currency derivative instruments	Other non-operating (expense) income, net	$—	$50	$—
Loss on extinguishments of debt	Loss on extinguishment of debt	$—	$(11)	$—
AmeriGas operations enhancement for growth project	Operating and administrative expenses	$—	$—	$(5)
Restructuring costs	Operating and administrative expenses	$(1)	$(9)	$(16)
Impairments associated with certain equity method investments	(Loss) income from equity investees	$(35)	$(5)	$—

(b)Represents the elimination of intersegment transactions principally among Midstream & Marketing, Utilities and AmeriGas Propane.

UGI CORPORATION
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

BALANCE SHEETS
(Millions of dollars)

	September 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$4	$7
Accounts receivable – related parties	23	11
Prepaid expenses and other current assets	2	23
Total current assets	29	41
Investments in subsidiaries	5,625	5,343
Other assets	145	143
Total assets	$5,799	$5,527
LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$38
Accounts and notes payable	15	28
Derivative instruments	1	—
Accrued liabilities	58	39
Total current liabilities	74	105
Long-term debt	1,312	969
Other noncurrent liabilities	68	67
Total liabilities	1,454	1,141
Commitments and contingencies (Note 1)
Equity:
Preferred Stock, without par value (authorized - 5,000,000; issued - 0 and 220,000, respectively)	—	167
Common Stock, without par value (authorized – 450,000,000 shares; issued – 216,124,332 and 210,906,052 shares, respectively)	1,676	1,503
Retained earnings	2,978	3,027
Accumulated other comprehensive loss	(253)	(256)
Treasury stock, at cost	(56)	(55)
Total common stockholders’ equity	4,345	4,386
Total liabilities and common stockholders’ equity	$5,799	$5,527

Note 1 — Commitments and Contingencies:
At September 30, 2024, UGI Corporation had agreed to indemnify the issuers of $110 of surety bonds issued on behalf of certain UGI subsidiaries. UGI Corporation is authorized to guarantee up to $475 of obligations to suppliers and customers of Energy Services and subsidiaries of which $371 of such obligations were outstanding as of September 30, 2024.

UGI CORPORATION
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF INCOME
(Millions of dollars, except per share amounts)

	Year Ended September 30,
	2024	2023	2022
Revenues	$—	$—	$—
Costs and expenses:
Operating and administrative expenses	100	95	74
Other operating income, net (a)	(86)	(83)	(63)
	14	12	11
Operating loss	(14)	(12)	(11)
Pension and other postretirement plans non-service expense	—	—	(3)
Interest expense	(61)	(52)	(35)
Loss before income taxes	(75)	(64)	(49)
Income tax benefit	(7)	(13)	—
Loss before equity in income of unconsolidated subsidiaries	(68)	(51)	(49)
Equity in income (loss) of unconsolidated subsidiaries	337	(1,451)	1,122
Net income (loss) attributable to UGI Corporation	$269	$(1,502)	$1,073
Other comprehensive (loss) income	(17)	(8)	34
Equity in other comprehensive income (loss) of unconsolidated subsidiaries	20	132	(274)
Comprehensive income (loss) attributable to UGI Corporation	$272	$(1,378)	$833
Earnings (loss) per common share attributable to UGI Corporation stockholders:
Basic	$1.27	$(7.16)	$5.11
Diluted	$1.25	$(7.16)	$4.97
Weighted - average common shares outstanding (thousands):
Basic	211,309	209,806	209,940
Diluted	215,271	209,806	215,821

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

UGI CORPORATION
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF CASH FLOWS
(Millions of dollars)

	Year Ended September 30,
	2024	2023	2022
NET CASH PROVIDED BY OPERATING ACTIVITIES (a)	$379	$636	$485

CASH FLOWS FROM INVESTING ACTIVITIES:
Return of capital distributions	—	—	175
Net investments in unconsolidated subsidiaries	(355)	(309)	(390)
Net cash used by investing activities	(355)	(309)	(215)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends on UGI Common Stock	(318)	(308)	(296)
Issuances of debt, net of issuance costs	1,078	327	597
Repayments of long-term debt	(775)	(333)	(530)
Issuances of UGI Common Stock	—	12	19
Repurchases of UGI Common Stock	—	(22)	(38)
Payments on Purchase Contracts	(12)	(16)	(16)
Net cash used by financing activities	(27)	(340)	(264)
Cash and cash equivalents (decrease) increase	$(3)	$(13)	$6
Cash and cash equivalents:
End of year	$4	$7	$20
Beginning of year	7	20	14
Cash and cash equivalents (decrease) increase	$(3)	$(13)	$6

(a)Includes dividends received from unconsolidated subsidiaries of $420, $680 and $506 for the years ended September 30, 2024, 2023 and 2022, respectively.

UGI CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Millions of dollars)

	Balance at beginning of year	Charged (credited) to costs and expenses	Other		Balance at end of year
Year Ended September 30, 2024
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$71	$61	$(64)	(1)	$68

Other reserves:
Deferred tax assets valuation allowance	$141	$16	$(27)	(2)	$130

Year Ended September 30, 2023
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$64	$69	$(62)	(1)	$71
Other reserves:
Deferred tax assets valuation allowance	$141	$(38)	$38	(2)	$141

Year Ended September 30, 2022
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$53	$61	$(50)	(1)	$64
Other reserves:
Deferred tax assets valuation allowance	$138	$(14)	$17	(2)	$141
(1)Uncollectible accounts written off, net of recoveries.
(2)Primarily a notional interest deduction valuation allowance adjustment.

S-4