Form 10-Q
period 2024-12-31
UGI CORP /PA/
filed 2025-02-06
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
At January 31, 2025, there were 214,813,003 shares of UGI Corporation Common Stock, without par value, outstanding.

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
2024 Annual Report - UGI Annual Report on Form 10-K for the fiscal year ended September 30, 2024
2023 three-month period - Three months ended December 31, 2023
2024 three-month period - Three months ended December 31, 2024
2024 Purchase Contract - A forward stock purchase contract issued by UGI Corporation in May 2021, as a part of the issuance of Equity Units which obligated holders to purchase a number of shares of UGI Common Stock from the Company on June 1, 2024
5.24% Senior Note - A private placement of $50 million principal amount of senior notes due November 30, 2029, issued by UGI Utilities
5.52% Senior Note - A private placement of $125 million principal amount of senior notes due November 30, 2034, issued by UGI Utilities
5.50% Senior Notes - An underwritten private offering of senior notes due May 2025, co-issued by AmeriGas Partners and AmeriGas Finance Corp
AmeriGas Senior Secured Revolving Credit Facility - Revolving credit agreement entered into by AmeriGas OLP on August 2, 2024 and scheduled to expire in August 2029
AOCI - Accumulated Other Comprehensive Income (Loss)
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
ROD - Record of Decision
SEC - U.S. Securities and Exchange Commission

U.K. - United Kingdom
U.S. - United States of America
UGI Corporation Senior Notes - Aggregate $700 million convertible senior notes entered into by UGI Corporation on June 11, 2024, with a final maturity date of June 2028
UGI Corporation 2025 Credit Agreement - Secured senior facilities agreement entered into by UGI Corporation on October 11, 2024, comprising a $475 million revolving credit facility, with a maturity date of October, 11, 2028, and a $400 million term loan facility with a maturity date of October 11, 2027.
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
WVPSC - Public Service Commission of West Virginia

UGI CORPORATION AND SUBSIDIARIES
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Millions of dollars)

	December 31, 2024	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$240	$213	$204
Restricted cash	6	15	98
Accounts receivable (less allowances for doubtful accounts of $64, $68 and $77, respectively)	1,023	709	1,188
Accrued utility revenues	145	36	120
Inventories	381	411	441
Derivative instruments	52	29	41
Prepaid expenses and other current assets	200	238	193
Total current assets	2,047	1,651	2,285
Property, plant and equipment, (less accumulated depreciation of $4,927, $4,910 and $4,709, respectively)	8,750	8,763	8,601
Goodwill	2,805	2,871	3,070
Intangible assets, net	371	391	430
Utility regulatory assets	300	301	298
Derivative instruments	35	9	15
Other assets	1,104	1,112	1,017
Total assets	$15,412	$15,098	$15,716
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$253	$235	$54
Short-term borrowings	415	465	557
Accounts payable	599	544	741
Derivative instruments	24	28	124
Other current liabilities	748	788	865
Total current liabilities	2,039	2,060	2,341
Long-term debt	6,596	6,443	6,769
Deferred income taxes	1,021	1,008	913
Derivative instruments	11	31	49
Other noncurrent liabilities	1,157	1,202	1,212
Total liabilities	10,824	10,744	11,284
Commitments and contingencies (Note 9)
Equity:
UGI Corporation stockholders’ equity:
Preferred stock, without par value (authorized – 5,000,000 shares; issued – 0, 0 and 220,000 Series A shares, respectively)	—	—	167
UGI Common Stock, without par value (authorized — 450,000,000 shares; issued — 216,214,547, 216,124,332 and 210,908,238 shares, respectively)	1,679	1,676	1,501
Retained earnings	3,272	2,978	3,042
Accumulated other comprehensive loss	(313)	(253)	(232)
Treasury stock, at cost	(58)	(56)	(55)
Total UGI Corporation stockholders’ equity	4,580	4,345	4,423
Noncontrolling interests	8	9	9
Total equity	4,588	4,354	4,432
Total liabilities and equity	$15,412	$15,098	$15,716
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended December 31,
	2024	2023
Revenues	$2,030	$2,121
Costs and expenses:
Cost of sales (excluding depreciation and amortization shown below)	923	1,202
Operating and administrative expenses	497	530
Depreciation and amortization	138	137
Loss on disposal of business	—	28
Other operating expense (income), net	(15)	(8)
	1,543	1,889
Operating income	487	232
Income (loss) from equity investees	3	1
Other non-operating income (expense), net	29	(13)
Interest expense	(102)	(100)
Income before income taxes	417	120
Income tax benefit (expense)	(42)	(26)
Net income attributable to UGI Corporation	$375	$94
Earnings per common share attributable to UGI Corporation stockholders:
Basic	$1.74	$0.45
Diluted	$1.74	$0.44
Weighted-average common shares outstanding (thousands):
Basic	214,933	209,782
Diluted	215,695	215,570
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Millions of dollars)

	Three Months Ended December 31,
	2024	2023
Net income attributable to UGI Corporation	$375	$94
Other comprehensive income (loss):
Net gains (losses) on derivative instruments (net of tax of $(5) and $7, respectively)	15	(15)
Reclassifications of net (gains) losses on derivative instruments (net of tax of $0 and $3, respectively)	(2)	(10)
Foreign currency adjustments (net of tax of $(20) and $12, respectively)	(72)	49
Benefit plans (net of tax of $0 and $0, respectively)	(1)	—
Other comprehensive income (loss)	(60)	24
Comprehensive income attributable to UGI Corporation	$315	$118

See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Millions of dollars)

	Three Months Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income attributable to UGI Corporation	$375	$94
Adjustments to reconcile net income attributable to UGI Corporation to net cash provided by operating activities:
Depreciation and amortization	138	137
Deferred income tax expense (benefit), net	2	(22)
Provision for uncollectible accounts	12	16
Changes in unrealized gains and losses on derivative instruments	(100)	141
Loss on disposal of business	—	28
Amortization of Energy Services interest rate swap settlement	—	(6)
Other, net	—	(12)
Net change in:
Accounts receivable and accrued utility revenues	(460)	(393)
Inventories	20	2
Utility deferred fuel and power costs, net of changes in unsettled derivatives	(2)	26
Accounts payable	120	131
Derivative instruments collateral deposits received (paid)	47	(35)
Other current assets	36	45
Other current liabilities	(24)	(33)
Net cash provided by operating activities	164	119
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(211)	(156)
Net proceeds from the disposition of assets	4	10
Investments in equity method investees	(25)	(19)
Net cash provided (used) by investing activities	(232)	(165)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(81)	(79)
Issuances of long-term debt, net of discount and issuance costs	875	330
Repayments of long-term debt and finance leases, including redemption premiums	(659)	(144)
(Decrease) increase in short-term borrowings	(40)	(160)
Receivables Facility net (repayments) borrowings	—	60
Payments on Purchase Contracts	—	(4)
Net cash provided (used) by financing activities	95	3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9)	5
Cash, cash equivalents and restricted cash increase (decrease)	$18	$(38)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash at end of period	$246	$302
Cash, cash equivalents and restricted cash at beginning of period	228	340
Cash, cash equivalents and restricted cash increase (decrease)	$18	$(38)
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended December 31,
	2024	2023
Preferred stock, without par value
Balance, beginning of period	$—	$167
Balance, end of period	$—	$167
Common stock, without par value
Balance, beginning of period	$1,676	$1,503
Equity-based compensation (income) expense	3	(2)
Balance, end of period	$1,679	$1,501
Retained earnings
Balance, beginning of period	$2,978	$3,027
Net income attributable to UGI Corporation	375	94
Cash dividends on UGI Common Stock ($0.375 and $0.375, respectively)	(81)	(79)
Balance, end of period	$3,272	$3,042
Accumulated other comprehensive income (loss)
Balance, beginning of period	$(253)	$(256)
Net gains (losses) on derivative instruments	15	(15)
Reclassification of net (gains) losses on derivative instruments	(2)	(10)
Benefit plans	(1)	—
Foreign currency adjustments	(72)	49
Balance, end of period	$(313)	$(232)
Treasury stock
Balance, beginning of period	$(56)	$(55)
Reacquired UGI Common Stock - employee and director plans	(2)	—
Balance, end of period	$(58)	$(55)
Total UGI stockholders’ equity	$4,580	$4,423
Noncontrolling interests
Balance, beginning of period	$9	$8
Other	(1)	1
Balance, end of period	$8	$9
Total equity	$4,588	$4,432
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

Our Utilities segment includes UGI Utilities and Mountaineer. PA Gas Utility serves customers in eastern and central Pennsylvania and in portions of one Maryland county, and WV Gas Utility serves customers in West Virginia. Electric Utility serves customers in portions of Luzerne and Wyoming counties in northeastern Pennsylvania. PA Gas Utility is subject to regulation by the PAPUC and FERC and, with respect to its customers in Maryland, the MDPSC. WV Gas Utility is subject to regulation by the WVPSC and FERC. Electric Utility is subject to regulation by the PAPUC and FERC.

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

Note 2 — Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements and footnotes are unaudited and have been prepared in accordance with GAAP and the rules and regulations of the SEC. They include all adjustments that we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2024, Condensed Consolidated Balance Sheet was derived from audited financial statements but does not include all footnote disclosures from the annual financial statements.

These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2024 Annual Report. Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.
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

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$240	$204
Restricted cash	6	98
Cash, cash equivalents and restricted cash	$246	$302

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Earnings Per Common Share. Basic earnings per share attributable to UGI stockholders reflect the weighted-average number of common shares outstanding. Diluted earnings per share attributable to UGI stockholders include the effects of dilutive stock options, common stock awards, UGI Corporation Senior Notes, and prior to their June 2024 settlement, Equity Units. Shares used in computing basic and diluted earnings per share are as follows:

	Three Months Ended December 31,
	2024	2023
Denominator (thousands of shares):
Weighted-average common shares outstanding — basic	214,933	209,782
Incremental shares issuable for stock options, common stock awards, UGI Corporation Senior Notes, and Equity Units (a)(b)	762	5,788
Weighted-average common shares outstanding — diluted	215,695	215,570
(a)For the three months ended December 31, 2024 and 2023, there were 7,792 and 8,285 shares, respectively, associated with outstanding stock option awards that were not included in the computation of diluted earnings per share above because their effect was antidilutive.
(b)The Equity Units were settled in June 2024. See Note 13 in the Company’s 2024 Annual Report for additional information on the Equity Units.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
As previously disclosed in Note 12 in the Company’s 2024 Annual Report, a non-cash pre-tax goodwill impairment charge of $195 was recognized in Fiscal 2024 to reduce the carrying value of the AmeriGas Propane reporting unit to its fair value. The Company continues to monitor the AmeriGas Propane reporting unit for any changes in facts and circumstances that would indicate it is more likely than not that the fair value of the AmeriGas Propane reporting unit is less than its carrying amount. No such indicators were identified at December 31, 2024, however if AmeriGas Propane were not able to achieve its anticipated results and/or if its discount rate were to increase, its fair value would be adversely affected, which may result in further impairment. There was $1.1 billion of goodwill in this reporting unit as of December 31, 2024.

With respect to UGI International's Fiscal 2024 goodwill impairment test, we determined that UGI International’s fair value exceeded its carrying value by less than 30%. While the Company believes that its judgments used in the quantitative assessment of UGI International’s fair value are reasonable based upon currently available facts and circumstances, if UGI International were not able to achieve its anticipated results and/or if its discount rate were to increase, its fair value would be adversely affected, which may result in an impairment. There were no changes in facts and circumstances that would indicate that it is more likely than not that the fair value of the UGI International reporting unit may not be in excess of its book value at December 31, 2024. There was $883 of goodwill in this reporting unit as of December 31, 2024.

The Company will continue to monitor its reporting units and related goodwill for any possible future non-cash impairment charges.

Note 3 — Accounting Changes
Accounting Standards Not Yet Adopted

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

Segment Reporting. In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280)” which requires enhanced disclosure of (1) significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, (2) the amount and description of the composition of other segment items which reconcile to segment profit or loss, and (3) the title and position of the entity’s CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and allocating resources. The amendments also expand the interim segment disclosure requirements. This new guidance is effective for the Company for annual periods beginning October 1, 2024 (Fiscal 2025) and interim periods beginning October 1, 2025 (Fiscal 2026). Early adoption is permitted. The amendments in this ASU apply retrospectively to all prior periods presented in the financial statements. The Company will adopt the new guidance effective for the year ending September 30, 2025 and provide the additional disclosures, if any, as required by the new guidance.

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
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 4 — Revenue from Contracts with Customers

The Company recognizes revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. See Note 4 in the Company’s 2024 Annual Report for additional information on our revenues from contracts with customers.

Revenue Disaggregation

The following tables present our disaggregated revenues by reportable segment:

Three Months Ended December 31, 2024	Total	Eliminations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$276	$—	$276	$—	$—	$—	$—
Commercial & Industrial	105	—	105	—	—	—	—
Large delivery service	52	—	52	—	—	—	—
Off-system sales and capacity releases	19	(15)	34	—	—	—	—
Other	8	—	8	—	—	—	—
Total Utility	460	(15)	475	—	—	—	—
Non-Utility:
LPG:
Retail	1,071	—	—	—	538	533	—
Wholesale	72	—	—	—	50	22	—
Energy Marketing	252	(31)	—	264	19	—	—
Midstream:
Pipeline	58	—	—	58	—	—	—
Peaking	1	(40)	—	41	—	—	—
Other	4	—	—	4	—	—	—
Electricity Generation	—	—	—	—	—	—	—
Other	70	—	—	—	20	50	—
Total Non-Utility	1,528	(71)	—	367	627	605	—
Total revenues from contracts with customers	1,988	(86)	475	367	627	605	—
Other revenues (c)	42	—	10	—	11	22	(1)
Total revenues	$2,030	$(86)	$485	$367	$638	$627	$(1)

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
(c)Primarily represents (1) revenues from tank rentals at UGI International and AmeriGas Propane; (2) revenues from certain gathering assets at Midstream & Marketing; (3) revenues from alternative revenue programs at Utilities, including the weather normalization adjustment rider for PA Gas Utility beginning November 1, 2022 and for WV Gas Utility beginning October 1, 2024; and (4) gains and losses on commodity derivative instruments not associated with current-period transactions reflected in Corporate & Other, none of which are within the scope of ASC 606 and are accounted for in accordance with other GAAP.

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
Contract liabilities arise when payment from a customer is received before the performance obligations have been satisfied and represent the Company’s obligations to transfer goods or services to a customer for which we have received consideration. The balances of contract liabilities were $123, $140 and $153 at December 31, 2024, September 30, 2024 and December 31, 2023,

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
respectively, and are included in “Other current liabilities” and “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets. Revenues recognized for the three months ended December 31, 2024 and 2023, from the amounts included in contract liabilities at September 30, 2024 and 2023, were $58 and $75, respectively.

Remaining Performance Obligations
The Company excludes disclosures related to the aggregate amount of the transaction price allocated to certain performance obligations that are unsatisfied as of the end of the reporting period because these contracts have an initial expected term of one year or less, or we have a right to bill the customer in an amount that corresponds directly with the value of services provided to the customer to date. Certain contracts with customers at Midstream & Marketing and Utilities contain minimum future performance obligations through 2047 and 2053, respectively. At December 31, 2024, Midstream & Marketing and Utilities expect to record approximately $2.3 billion and $0.2 billion of revenues, respectively, related to the minimum future performance obligations over the remaining terms of the related contracts.

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

France. In October 2023, UGI International, through a wholly-owned subsidiary, sold substantially all of its energy marketing business located in France. In conjunction with the sale, during the first quarter of Fiscal 2024, the Company recorded a pre-tax loss of $28, which amount is reflected in “Loss on disposal of business” on the Condensed Consolidated Statements of Income.

Netherlands. In September 2023, a substantial number of DVEP’s customers agreed to modify their energy marketing contracts whereby the Company would continue to provide the delivery of electricity and natural gas at fixed prices through December 31, 2023, with the Company’s obligations to provide future services terminated effective January 1, 2024. As consideration for the early termination of such contracts, the Company has agreed to make cash payments to the customers equal to the fair values of specific commodity derivative instruments associated with periods after December 31, 2023. The early termination agreements with DVEP customers are considered contract modifications and the cash consideration paid to these customers has been reflected as a reduction in revenues, on a pro-rata basis, over the remaining performance period of such agreements through December 31, 2023. During the first quarter of Fiscal 2024, the Company reduced its revenues from these customers by $42, which represents the pro-rated performance obligation from October 1, 2023 through December 31, 2023.

Additionally, in December 2023, DVEP completed a sale of a substantial portion of its power purchase agreements for a total consideration to the buyer of $5 and recorded a loss of $5, which is reflected in “Other operating expense (income), net” on the Condensed Consolidated Statements of Income.

Note 6 — Inventories

Inventories comprise the following:

	December 31, 2024	September 30, 2024	December 31, 2023
Non-utility LPG and natural gas	$184	$195	$217
Gas Utility natural gas	42	50	46
Energy certificates	59	69	71
Materials, supplies and other	96	97	107
Total inventories	$381	$411	$441

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 7 — Utility Regulatory Assets and Liabilities and Regulatory Matters

For a description of the Company’s regulatory assets and liabilities, other than those described below, see Note 9 in the Company’s 2024 Annual Report. Other than removal costs, Utilities currently does not recover a rate of return on its regulatory assets listed below. The following regulatory assets and liabilities associated with Utilities are included on the Condensed Consolidated Balance Sheets:

	December 31, 2024	September 30, 2024	December 31, 2023
Regulatory assets (a):
Income taxes recoverable	$107	$105	$94
Underfunded pension plans	105	106	110
Environmental costs	26	28	26
Deferred fuel and power costs	—	—	17
Removal costs, net	30	28	23
Other	45	52	58
Total regulatory assets	$313	$319	$328
Regulatory liabilities (a):
Postretirement benefits	$13	$13	$11
Deferred fuel and power refunds	12	17	59
State income tax benefits — distribution system repairs	45	44	43
Excess federal deferred income taxes	245	247	252
Other	7	8	2
Total regulatory liabilities	$322	$329	$367
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

PA Gas Utility uses derivative instruments to reduce volatility in the cost of gas it purchases for retail core-market customers. Realized and unrealized gains or losses on natural gas derivative instruments are included in deferred fuel and power costs or refunds. Net unrealized gains (losses) on such contracts at December 31, 2024, September 30, 2024 and December 31, 2023 were $6, $2 and $(11), respectively.

Other Regulatory Matters

UGI Utilities. On January 27, 2025, PA Gas Utility filed a request with the PAPUC to increase its base operating revenues for residential, commercial and industrial customers by $110 annually. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service. PA Gas Utility requested the new gas rates become effective March 28, 2025. However, the PAPUC typically suspends the effective date for general base rate proceedings for a period not to exceed nine months after the filing date to allow for investigation and public hearings. We cannot predict the timing or the ultimate outcome of the rate case review process.
Mountaineer. On July 31, 2024, WV Gas Utility submitted its 2024 IREP filing to the WVPSC requesting recovery of $19, which includes $3 of prior year under-recovery, for costs associated with capital investments after December 31, 2022, that total $197, including $74 in calendar year 2025. The filing included capital investments totaling $418 over the 2025 - 2029 period. On October 28, 2024, the WVPSC issued an order approving WV Gas Utility’s request, with new rates effective January 1, 2025.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
On July 31, 2023, WV Gas Utility submitted its 2023 IREP filing to the WVPSC requesting recovery of $10, an increase of $6, for costs associated with capital investments after December 31, 2022, that total $131, including $67 in calendar year 2024. With new base rates expected to be effective January 1, 2024, revenues from IREP rates would decrease by $12. The filing included capital investments totaling $383 over the 2024 - 2028 period. On December 20, 2023, the WVPSC issued a final order approving a settlement effective January 1, 2024.

On March 6, 2023, WV Gas Utility submitted a base rate case filing with the WVPSC seeking a net revenue increase of $20, which consisted of an increase in base rates of $38 and a decrease in the IREP rates of $18 annually to be effective on April 5, 2023. On March 31, 2023, the WVPSC suspended the effective date of the requested rate change increase until January 1, 2024 to allow for a full review of the filing. On October 6, 2023, WV Gas Utility filed a joint stipulation and agreement for settlement of the base rate case, which included a $14 net revenue increase. On December 21, 2023, the WVPSC issued a final order approving the joint stipulation and agreement, except the WVPSC authorized WV Gas Utility to implement a weather normalization adjustment rider as a five-year pilot program beginning on October 1, 2024. The new rates went into effect on January 1, 2024. On April 11, 2024, the WVPSC approved the calculation methodology submitted by WV Gas Utility on March 28, 2024. Under this rider, when weather deviates from normal by more than 2%, for service rendered during the period October 1 through May 31, residential and small commercial customer billings for distribution services are adjusted for weather related impacts exceeding the 2% threshold.

Note 8 — Debt

Significant Financing Activities

The following significant financing activities occurred during the three months ended December 31, 2024.

Utilities

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

Midstream & Marketing

Energy Services Receivables Facility. Energy Services has a Receivables Facility with an issuer of receivables-backed commercial paper. In October 2024, the expiration date of the Receivables Facility was extended to October 2025. The Receivables Facility provides Energy Services with the ability to borrow up to $150 of eligible receivables during the period October 18, 2024 to April 30, 2025, and up to $75 of eligible receivables during the period May 1, 2025 to October 17, 2025, with the option to request an increase of $50. The interest rate of the Receivables Facility was replaced with a SOFR based interest rate effective with the extension in October 2024. Energy Services uses the Receivables Facility to fund working capital, margin calls under commodity futures contracts, capital expenditures, dividends and for general corporate purposes.

AmeriGas Propane

AmeriGas Senior Secured Revolving Credit Facility. In October 2024, AmeriGas OLP amended the AmeriGas Senior Secured Revolving Credit Facility to increase total commitments from $200 to a total of $300. The maximum borrowings permitted to

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
be made at any time under the Credit Agreement is equal to the lesser of (x) the Formula Amount for the borrowing base and (y) the Maximum Revolving Advance Amount, as defined in the agreement.

UGI Corporation

UGI Corporation 2025 Credit Agreement. In October 2024, UGI entered into a new UGI Corporation 2025 Credit Agreement, consisting of (1) a $475 senior secured revolving credit facility, including a $10 sublimit for letters of credit and (2) a $400 senior secured variable-rate term loan. The revolving credit facility is scheduled to expire in October 2028 and the term loan facility is scheduled to mature in October 2027. Borrowings under the credit agreement are secured by a pledge of UGI’s equity in its material subsidiaries, as defined in the UGI Corporation 2025 Credit Agreement, excluding UGI Utilities and Mountaintop Energy Holdings, LLC, subject to certain additional exceptions and carveouts. Proceeds from the UGI Corporation 2025 Credit Agreement were used to prepay all borrowings under the UGI Corporation Credit Facility Agreement due August 29, 2025 and, concurrent with such repayment, terminated the agreement.

Borrowings under the UGI Corporation 2025 Credit Agreement bear interest, subject to our election, at a rate per annum equal to (i) the alternative base rate plus the applicable rate as defined by the agreement or (ii) the adjusted Term SOFR rate plus the applicable rate as defined by the agreement. The Company has entered into an interest rate swap agreement that will generally fix the underlying market-based interest rate on the variable-rate loan through September 2027. Borrowings under the credit agreement can be used for general corporate purposes and ongoing working capital needs of the Company. Because management currently intends to maintain a substantial portion of the amounts outstanding under the $475 revolving credit facility beyond twelve months, and has the ability to do so under the terms of the UGI Corporation 2025 Credit Agreement, borrowings under this revolving credit facility have been classified as “Long-term debt” on the Condensed Consolidated Balance Sheet.

UGI Corporation Senior Notes

In June 2024, UGI issued, in an underwritten private placement, an aggregate $700 principal amount of 5.00% UGI Corporation Senior Notes due June 2028. The UGI Corporation Senior Notes are convertible subject to the occurrence of certain events and circumstances. As of December 31, 2024, none of the events permitting the noteholders to convert their notes early occurred. Accordingly, the UGI Corporation Senior Notes are classified as “Long-term debt” on the Condensed Consolidated Balance Sheets. For the three months ended December 31, 2024, the Company recognized $10 of interest expense, including amortization of debt issuance costs, related to the UGI Corporation Senior Notes at the effective interest rate of 5.62%.

We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar type debt (Level 2). The estimated fair values of the UGI Corporation Senior Notes were $797 and $744 at December 31, 2024 and September 30, 2024, respectively.

See the Company’s 2024 Annual Report for additional information on our UGI Corporation Senior Notes.

Subsequent Events

On February 4, 2025, UGI International borrowed $221 under its revolving credit facility. The proceeds from these borrowings were subsequently used to fund an intercompany loan of $221 to AmeriGas Partners. AmeriGas Partners expects to use the proceeds from the intercompany loan to redeem the outstanding principal balance of the 5.50% Senior Notes maturing in May 2025. Concurrent with the intercompany loan agreement, on February 5, 2025, AmeriGas Partners issued a notice of early redemption for the remaining 5.50% Senior Notes maturing in May 2025, having an aggregate principal balance of $218, plus accrued and unpaid interest. These 5.50% Senior Notes are included in “Current maturities of long-term debt” on the Condensed Consolidated Balance Sheet.

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
UGI Utilities is subject to a COA with the PADEP to address the remediation of specified former MGP sites in Pennsylvania, which is scheduled to terminate at the end of 2035. In accordance with the COA, UGI Utilities is required to either obtain a certain number of points per calendar year based on defined eligible environmental investigatory and/or remedial activities at the MGPs, or make expenditures for such activities in an amount equal to an annual environmental minimum expenditure threshold. The annual minimum expenditure threshold of the COA is $5. At December 31, 2024, September 30, 2024 and December 31, 2023, our aggregate estimated accrued liabilities for environmental investigation and remediation costs related to the COA totaled $52, $54 and $50, respectively.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
The NYDEC commenced implementation of the remediation plan in the spring of 2018. In Fiscal 2024, the NYDEC informed AmeriGas OLP that the remediation plan had been completed at a total cost of approximately $19. The New York Office of the Attorney General, as counsel for the NYDEC, invited AmeriGas OLP to participate in settlement discussions. Based on our evaluation of the available information as of December 31, 2024, the Partnership has an undiscounted environmental remediation liability of $8 related to the site. Our share of the actual remediation costs could be significantly more or less than the accrued amount.

Other Matters

West Reading, Pennsylvania Explosion. On March 24, 2023, an explosion occurred in West Reading, Pennsylvania which resulted in seven fatalities, injuries to at least ten others, and extensive property damage to buildings owned by R.M. Palmer, a local chocolate manufacturer, and neighboring structures. The NTSB and the PAPUC are investigating the West Reading incident. On July 18, 2023, the NTSB issued an Investigative Update which identified a fracture in a retired UGI gas service tee and a fracture in a nearby R.M. Palmer steam system. The NTSB investigative team includes representatives from the Company, the local fire department and the Pipeline and Hazardous Materials Safety Administration. The Company is cooperating with the investigation. In September 2023, OSHA closed their investigation of this matter, without any finding pertaining to UGI Utilities. On December 10, 2024, the NTSB staff presented its draft findings to the NTSB Board.

While awaiting the final NTSB report, the Company has received claims as a result of the explosion and is involved in lawsuits relative to the incident. The Company maintains liability insurance for personal injury, property and casualty damages and believes that third-party claims associated with the explosion, in excess of the Company’s deductible, are recoverable through the Company’s insurance. The Company cannot predict the result of these pending or future claims and legal actions at this time.

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

Net periodic pension benefit cost (income) includes the following components:

	Pension Benefits
Three Months Ended December 31,	2024	2023
Service cost	$2	$2
Interest cost	9	9
Expected return on plan assets	(12)	(11)
Amortization of:
Actuarial loss (gain)	1	—
Net benefit cost (income)	$—	$—

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 11 — Fair Value Measurements

Recurring Fair Value Measurements

The following table presents, on a gross basis, our financial assets and liabilities, including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
December 31, 2024:
Derivative instruments:
Assets:
Commodity contracts	$130	$33	$—	$163
Foreign currency contracts	$—	$33	$—	$33
Interest rate contracts	$—	$5	$—	$5
Liabilities:
Commodity contracts	$(98)	$(14)	$—	$(112)
Foreign currency contracts	$—	$(1)	$—	$(1)
Interest rate contracts	$—	$(9)	$—	$(9)
Non-qualified supplemental postretirement grantor trust investments (a)	$44	$—	$—	$44
September 30, 2024:
Derivative instruments:
Assets:
Commodity contracts	$106	$27	$—	$133
Foreign currency contracts	$—	$6	$—	$6
Interest rate contracts	$—	$1	$—	$1
Liabilities:
Commodity contracts	$(120)	$(32)	$—	$(152)
Foreign currency contracts	$—	$(9)	$—	$(9)
Interest rate contracts	$—	$(22)	$—	$(22)
Non-qualified supplemental postretirement grantor trust investments (a)	$43	$—	$—	$43
December 31, 2023:
Derivative instruments:
Assets:
Commodity contracts	$112	$50	$—	$162
Foreign currency contracts	$—	$12	$—	$12
Interest rate contracts	$—	$15	$—	$15
Liabilities:
Commodity contracts	$(227)	$(104)	$—	$(331)
Foreign currency contracts	$—	$(6)	$—	$(6)
Interest rate contracts	$—	$(16)	$—	$(16)
Non-qualified supplemental postretirement grantor trust investments (a)	$42	$—	$—	$42
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

	December 31, 2024	September 30, 2024	December 31, 2023
Carrying amount	$6,907	$6,733	$6,866
Estimated fair value	$6,523	$6,663	$6,644

Financial instruments other than derivative instruments, such as short-term investments and trade accounts receivable, could expose us to concentrations of credit risk. We limit credit risk from short-term investments by investing only in investment-grade commercial paper, money market mutual funds, securities guaranteed by the U.S. Government or its agencies and FDIC insured bank deposits. The credit risk arising from concentrations of trade accounts receivable is limited because we have a large customer base that extends across many different U.S. markets and a number of foreign countries. For information regarding concentrations of credit risk associated with our derivative instruments, see Note 12

Note 12 — Derivative Instruments and Hedging Activities

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

Electricity

In order to manage market price risk relating to fixed-price sales contracts for electricity, Midstream & Marketing enters into electricity futures and forward contracts. Midstream & Marketing, through UGID, also used NYMEX and over-the-counter electricity futures contracts to economically hedge the price of a portion of its anticipated future sales of electricity from its electric generation facilities, prior to its sale of UGID in September 2024. UGI International also uses electricity futures and forward contracts to economically hedge market price risk associated with fixed-price sales and purchase contracts for electricity. See Note 5 for information on the exit of substantially all of the Company’s European energy marketing business.

Interest Rate Risk

Certain of our long-term debt agreements have interest rates that are generally indexed to short-term market interest rates. In order to fix the underlying short-term market interest rates, we may enter into pay-fixed, receive-variable interest rate swap agreements and designate such swaps as cash flow hedges. In March 2023, in connection with the Energy Services Amended Term Loan Credit Agreement, Energy Services terminated and settled its existing interest rate swap associated with the Energy Services Term Loan Credit Agreement at a $32 gain. This gain was deferred in AOCI and was amortized to interest expense over the remaining term of the initial interest rate swap through July 2024.

The remainder of our long-term debt is typically issued at fixed rates of interest. As this long-term debt matures, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into IRPAs. We account for IRPAs as cash flow hedges. There were no unsettled IRPAs during any of the periods presented. At December 31, 2024, the amount of pre-tax net (gains) losses associated with interest rate hedges expected to be reclassified into earnings during the next twelve months is $5.

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

Our euro-denominated long-term debt has also been designated as net investment hedges, representing a portion of our UGI International euro-denominated net investment. We recognized pre-tax gains (losses) associated with these net investment hedges in the cumulative translation adjustment component in AOCI of $55 and $(32) during the three months ended December 31, 2024 and 2023, respectively.

Quantitative Disclosures Related to Derivative Instruments

The following table summarizes by derivative type the gross notional amounts related to open derivative contracts at December 31, 2024, September 30, 2024 and December 31, 2023, and the final settlement dates of the Company's open derivative contracts as of December 31, 2024, but excluding those derivatives that qualified for the NPNS exception:

			Notional Amounts (in millions)
Type	Units	Settlements Extending Through	December 31, 2024	September 30, 2024	December 31, 2023
Commodity Price Risk:
Regulated Utility Operations
PA Gas Utility NYMEX natural gas futures and option contracts	Dekatherms	September 2025	22	26	16
Non-utility Operations
LPG swaps	Gallons	September 2027	410	458	638
Natural gas futures, forward, basis swap, options and pipeline contracts	Dekatherms	December 2028	310	325	331
Electricity forward and futures contracts	Kilowatt hours	December 2027	1,031	1,113	634
Interest Rate Risk:
Interest rate swaps	Euro	March 2026	€300	€300	€300
Interest rate swaps	USD	September 2027	$1,228	$1,231	$1,267
Foreign Currency Exchange Rate Risk:
Forward foreign currency exchange contracts	USD	September 2027	$299	$389	$348
Net investment hedge forward foreign exchange contracts	Euro	December 2026	€181	€181	€256

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
We have concentrations of credit risk associated with derivative instruments and we evaluate the creditworthiness of our derivative counterparties on an ongoing basis. As of December 31, 2024, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was $201. In general, many of our over-the-counter derivative instruments and all exchange contracts call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At December 31, 2024, we had received cash collateral from derivative instrument counterparties totaling $31. In addition, we may have offsetting derivative liabilities and certain accounts payable balances with certain of these counterparties, which further mitigates the previously mentioned maximum amount of losses. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At December 31, 2024, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Fair Value of Derivative Instruments

The following table presents the Company’s derivative assets and liabilities by type, as well as the effects of offsetting:

	December 31, 2024	September 30, 2024	December 31, 2023
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	$19	$6	$5
Interest rate contracts	5	1	15
	24	7	20
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	6	4	11
Derivatives not designated as hedging instruments:
Commodity contracts	157	129	151
Foreign currency contracts	14	—	7
	171	129	158
Total derivative assets — gross	201	140	189
Gross amounts offset in the balance sheet	(83)	(88)	(116)
Cash collateral received	(31)	(14)	(17)
Total derivative assets — net	$87	$38	$56
Derivative liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts	$—	$—	$(1)
Interest rate contracts	(9)	(22)	(16)
	(9)	(22)	(17)
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	—	(1)	(22)
Derivatives not designated as hedging instruments:
Commodity contracts	(112)	(151)	(309)
Foreign currency contracts	(1)	(9)	(5)
	(113)	(160)	(314)
Total derivative liabilities — gross	(122)	(183)	(353)
Gross amounts offset in the balance sheet	83	88	116
Cash collateral pledged	4	36	64
Total derivative liabilities — net	$(35)	$(59)	$(173)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Effects of Derivative Instruments

The following tables provide information on the effects of derivative instruments on the Condensed Consolidated Statements of Income and changes in AOCI:

Three Months Ended December 31,:
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income		Location of Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:	2024	2023	2024	2023
Interest rate contracts	$20	$(22)	$2	$13	Interest expense

Net Investment Hedges:
Foreign currency contracts	$13	$(10)

	Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2024	2023	Location of Gain (Loss) Recognized in Income
Commodity contracts	$(1)	$2	Revenues
Commodity contracts	69	(155)	Cost of sales
Commodity contracts	(1)	3	Other operating expense (income), net
Foreign currency contracts	25	(16)	Other non-operating income (expense), net
Total	$92	$(166)

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 13 — Accumulated Other Comprehensive Income (Loss)

The tables below present changes in AOCI, net of tax:

Three Months Ended December 31, 2024	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2024	$10	$(23)	$(240)	$(253)
Other comprehensive income (loss) before reclassification adjustments	—	15	(72)	(57)
Amounts reclassified from AOCI	(1)	(2)	—	(3)
Other comprehensive income (loss) attributable to UGI	(1)	13	(72)	(60)
AOCI — December 31, 2024	$9	$(10)	$(312)	$(313)

Three Months Ended December 31, 2023	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2023	$17	$26	$(299)	$(256)
Other comprehensive income (loss) before reclassification adjustments	—	(15)	49	34
Amounts reclassified from AOCI	—	(10)	—	(10)
Other comprehensive income (loss) attributable to UGI	—	(25)	49	24
AOCI — December 31, 2023	$17	$1	$(250)	$(232)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 14 — Equity Method Investments

We account for privately held equity securities of entities without readily determinable fair values in which we do not have control, but have significant influence over operating and financial policies, under the equity method. Our equity method investments principally comprise a number of investments in biomass and other renewable energy projects at Midstream & Marketing. Equity method investments are included in "Other assets" on the Condensed Consolidated Balance Sheets and equity method earnings are included in "Income (loss) from equity investees" on the Condensed Consolidated Statements of Income.

Equity method investments comprise the following:

	Carrying Value			Ownership Interest

Investees	December 31, 2024	September 30, 2024	December 31, 2023	December 31, 2024	September 30, 2024	December 31, 2023
Midstream & Marketing:
Aurum Renewables	$47	$47	$46	40%	40%	40%
Pine Run	86	86	80	49%	49%	49%
MBL Bioenergy	225	206	147	99.99%	99.99%	99.99%
Other	21	20	21	various	various	various
Total Midstream & Marketing	379	359	294
UGI International (a)	10	10	35	various	various	various
Other	—	1	—	various	various	various
Total investments in equity method investees	$389	$370	$329

(a)During Fiscal 2024, UGI International recognized an other-than-temporary pre-tax impairment loss of $26 related to its investment in a joint venture that invests in renewable energy projects.

See the Company’s 2024 Annual Report for additional information on our equity method investments.

Note 15 — Segment Information

Our operations comprise four reportable segments generally based upon products or services sold, geographic location and regulatory environment: (1) Utilities; (2) Midstream & Marketing; (3) UGI International; and (4) AmeriGas Propane.

Corporate & Other includes certain items that are excluded from our CODM’s assessment of segment performance (see below for further details on these items). Corporate & Other also includes the net expenses of UGI’s captive general liability insurance company, UGI’s corporate headquarters facility and UGI’s unallocated corporate and general expenses as well as interest expense on UGI debt that is not allocated. Corporate & Other assets principally comprise cash and cash equivalents of UGI and its captive insurance company, and UGI corporate headquarters’ assets. The accounting policies of our reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s 2024 Annual Report.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Three Months Ended December 31, 2024	Total	Eliminations		Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other (a)
Revenues from external customers	$2,030	$—		$470	$296	$638	$627	$(1)
Intersegment revenues	$—	$(86)	(b)	$15	$71	$—	$—	$—
Cost of sales	$923	$(86)	(b)	$204	$229	$374	$280	$(78)
Operating income	$487	$1		$138	$91	$106	$74	$77
Income (loss) from equity investees	3	—		—	4	(1)	—	—
Other non-operating income (expense), net	29	—		3	—	5	—	21
Earnings before interest expense and income taxes	519	1		141	95	110	74	98
Interest expense	(102)	—		(26)	(12)	(10)	(33)	(21)
Income before income taxes	$417	$1		$115	$83	$100	$41	$77
Depreciation and amortization	$138	$—		$44	$20	$29	$45	$—
Capital expenditures (including the effects of accruals)	$175	$—		$106	$32	$14	$23	$—
As of December 31, 2024
Total assets	$15,412	$(220)		$6,183	$3,321	$2,835	$3,082	$211

Three Months Ended December 31, 2023	Total	Eliminations		Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other (a)
Revenues from external customers	$2,121	$—		$480	$327	$725	$629	$(40)
Intersegment revenues	$—	$(80)	(b)	$13	$67	$—	$—	$—
Cost of sales	$1,202	$(80)	(b)	$221	$239	$446	$283	$93
Operating income (loss)	$232	$(1)		$134	$99	$113	$71	$(184)
Income (loss) from equity investees	1	—		—	3	(2)	—	—
Other non-operating income (expense), net	(13)	—		1	—	6	—	(20)
Earnings (loss) before interest expense and income taxes	220	(1)		135	102	117	71	(204)
Interest expense	(100)	—		(23)	(11)	(11)	(41)	(14)
Income (loss) before income taxes	$120	$(1)		$112	$91	$106	$30	$(218)
Depreciation and amortization	$137	$—		$41	$22	$30	$44	$—
Capital expenditures (including the effects of accruals)	$133	$—		$82	$19	$12	$20	$—
As of December 31, 2023
Total assets	$15,716	$(190)		$5,855	$3,236	$3,150	$3,460	$205
(a)Corporate & Other includes specific items attributable to our reportable segments that are not included in the segment profit measures used by our CODM in assessing our reportable segments’ performance or allocating resources. The following table presents such pre-tax gains (losses) which have been included in Corporate & Other, and the reportable segments to which they relate:

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Three Months Ended December 31, 2024	Location on Income Statement	Midstream & Marketing	UGI International	AmeriGas Propane
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Revenues	$(1)	$—	$—
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Cost of sales	$59	$12	$7
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Other operating expense (income), net	$—	$1	$—
Unrealized gains (losses) on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$22	$—

Three Months Ended December 31, 2023	Location on Income Statement	Midstream & Marketing	UGI International	AmeriGas Propane
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Revenues	$1	$1	$—
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Cost of sales	$(47)	$(41)	$(6)
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Other operating expense (income), net	$—	$(3)	$—
Unrealized gains (losses) on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$(20)	$—
AmeriGas operations enhancement for growth project	Operating and administrative expenses	$—	$—	$(7)
Costs associated with exit of the UGI International energy marketing business	Revenues	$—	$(42)	$—
Costs associated with exit of the UGI International energy marketing business	Operating and administrative expenses/Other non-operating income (expense), net	$—	$(8)	$—
Costs associated with exit of the UGI International energy marketing business	Loss on disposal of business	$—	$(28)	$—
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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you against relying on any forward-looking statement as these statements are subject to risks and uncertainties that may cause actual results to vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind those factors set forth in Item 1A. Risk Factors in the Company’s 2024 Annual Report and the following important factors that could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) weather conditions (including increasingly uncertain weather patterns due to climate change) resulting in reduced demand, the seasonal nature of our business, and disruptions in our operations and supply chain; (2) cost volatility and availability of energy products, including propane and other LPG, electricity, and natural gas, as well as the availability of LPG cylinders, and the capacity to transport product to our customers; (3) changes in domestic and foreign laws and regulations, including safety, health, tax, transportation, consumer protection, data privacy, accounting, and environmental matters, such as regulatory responses to climate change; (4) inability to timely recover costs through utility rate proceedings; (5) the impact of pending and future legal or regulatory proceedings, inquiries or investigations; (6) competitive pressures from the same and alternative energy sources; (7) failure to acquire new customers or retain current customers thereby reducing or limiting any increase in revenues; (8) liability for environmental claims; (9) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (10) adverse labor relations and our ability to address existing or potential workforce shortages; (11) customer, counterparty, supplier, or vendor defaults; (12) liability for uninsured claims and for claims in excess of insurance coverage, including those for personal injury and property damage arising from explosions, acts of war, terrorism, natural disasters, pandemics, and other catastrophic events that may result from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas and LPG in all forms; (13) transmission or distribution system service interruptions; (14) political, regulatory and economic conditions in the United States, Europe and other foreign countries, including uncertainties related to the war between Russia and Ukraine, the conflict in the Middle East, the European energy crisis, and foreign currency exchange rate fluctuations, particularly the euro; (15) credit and capital market conditions, including reduced access to capital markets and interest rate fluctuations; (16) changes in commodity market prices resulting in significantly higher cash collateral requirements; (17) impacts of our indebtedness and the restrictive covenants in our debt agreements; (18) reduced distributions from subsidiaries impacting the ability to pay dividends or service debt; (19) changes in Marcellus and Utica Shale gas production; (20) the success of our strategic initiatives and investments intended to advance our business strategy; (21) our ability to successfully integrate acquired businesses and achieve anticipated synergies; (22) the interruption, disruption, failure, malfunction, or breach of our information technology systems, and those of our third-party vendors or service providers, including due to cyber attack; (23) the inability to complete pending or future energy infrastructure projects; (24) our ability to attract, develop, retain and engage key employees; (25) uncertainties related to global pandemics; (26) the impact of a material impairment of our assets, (27) the impact of proposed or future tax legislation; (28) the impact of declines in the stock market or bond market, and a low interest rate environment, on our pension liability; (29) our ability to protect our intellectual property; (30) our ability to overcome supply chain issues that may result in delays or shortages in, as well as increased costs of, equipment, materials or other resources that are critical to our business operations; and (31) our ability to control operating costs and realize cost savings.

These factors, and those factors set forth in Item 1A. Risk Factors in the Company’s 2024 Annual Report, are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. Any forward-looking statement speaks only as of the date on which such statement is made. We undertake no obligation (and expressly disclaim any obligation) to update publicly any forward-looking statement, whether as a result of new information or future events, except as required by the federal securities laws.

UGI CORPORATION AND SUBSIDIARIES

ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Company’s results of operations for the 2024 three-month period with the 2023 three-month period. Our analysis of results of operations should be read in conjunction with the segment information included in Note 15 to Condensed Consolidated Financial Statements.

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

UGI CORPORATION AND SUBSIDIARIES
The following tables reflect the adjustments referred to above and reconcile net income attributable to UGI Corporation, the most directly comparable GAAP measure, to adjusted net income attributable to UGI Corporation, and reconcile diluted earnings per share, the most directly comparable GAAP measure, to adjusted diluted earnings per share:

Adjusted net income attributable to UGI Corporation	Three Months Ended December 31,
(Dollars in millions)	2024	2023
Utilities	$89	$86
Midstream & Marketing	89	92
UGI International	100	83
AmeriGas Propane	(46)	16
Corporate & Other (a)	143	(183)
Net income attributable to UGI Corporation	375	94
Net (gains) losses on commodity derivative instruments not associated with current-period transactions (net of tax of $14 and $(18), respectively)	(64)	77
Unrealized (gains) losses on foreign currency derivative instruments (net of tax of $6 and $(6), respectively)	(16)	14
AmeriGas operations enhancement for growth project (net of tax of $0 and $(2), respectively)	—	5
Restructuring costs (net of tax of $0 and $(1), respectively)	—	3
Costs associated with exit of UGI International energy marketing business (net of tax of $0 and $(13), respectively)	—	65
Total adjustments (a) (b)	(80)	164
Adjusted net income attributable to UGI Corporation	$295	$258

	Three Months Ended December 31,
Adjusted diluted earnings per share	2024	2023
Utilities	$0.41	$0.40
Midstream & Marketing	0.41	0.43
UGI International	0.46	0.39
AmeriGas Propane	(0.21)	0.07
Corporate & Other (a)	0.67	(0.85)
Diluted earnings per share	1.74	0.44
Net (gains) losses on commodity derivative instruments not associated with current-period transactions	(0.30)	0.37
Unrealized (gains) losses on foreign currency derivative instruments	(0.07)	0.06
AmeriGas operations enhancement for growth project	—	0.02
Restructuring costs	—	0.01
Costs associated with exit of UGI International energy marketing business	—	0.30
Total adjustments (a)	(0.37)	0.76
Adjusted diluted earnings per share	$1.37	$1.20

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

UGI CORPORATION AND SUBSIDIARIES
Executive Overview

2024 three-month period compared with 2023 three-month period

Net income attributable to UGI Corporation for the 2024 three-month period was $375 million (equal to $1.74 per diluted share) compared to $94 million (equal to $0.44 per diluted share) for the 2023 three-month period. These results include net gains (losses) from changes in unrealized commodity derivative instruments and certain foreign currency derivative instruments of $80 million and $(91) million during the 2024 and 2023 three-month periods, respectively.

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

Adjusted net income attributable to UGI Corporation for the 2024 three-month period was $295 million (equal to $1.37 per diluted share) compared to $258 million (equal to $1.20 per diluted share) for the 2023 three-month period. The increase in adjusted net income attributable to UGI Corporation for the 2024 three-month period reflects higher earnings contributions from the UGI International and, to a much lesser extent, Utilities segments, offset by lower earnings contributions from the AmeriGas Propane and, to a much lesser extent, Midstream & Marketing segments. In addition, the increase in adjusted net income during the 2024 three-month period also reflects significantly lower income tax expenses primarily related to an increase in investment tax credits in our Midstream & Marketing segment and the release of a valuation allowance on deferred tax assets expected to be utilized in the current year in our UGI International segment. During the 2024 three-month period, temperatures in all of our segments were colder than the prior-year period, with significantly colder temperatures during the peak heating season month of December 2024.

Utilities’ adjusted net income attributable to UGI Corporation increased $3 million in the 2024 three-month period. The increase was largely attributable to higher total margin due in large part to increases in base rates at WV Gas Utility effective January 2024 and the impacts from growth in the core market customers.

Midstream & Marketing’s adjusted net income attributable to UGI Corporation decreased $3 million in the 2024 three-month period. The decrease is primarily attributable to lower total margin from natural gas marketing activities, partially offset by lower income tax expenses, reflecting higher investment tax credits in the 2024 three-month period.

UGI International’s adjusted net income attributable to UGI Corporation increased $17 million in the 2024 three-month period. The increase is mainly attributable to lower income tax expenses and lower operating and administrative expenses, partially offset by lower margin contributions primarily from our energy marketing activities, reflecting the exit of substantially all of UGI International’s energy marketing business in Fiscal 2024.

AmeriGas Propane’s adjusted net income attributable to UGI Corporation decreased $62 million in the 2024 three-month period. The decrease principally reflects higher income tax expenses, partially offset by lower operating and administrative expenses in the 2024 three-month period.

UGI CORPORATION AND SUBSIDIARIES
Analysis of Segment Results

2024 Three-Month Period Compared with the 2023 Three-Month Period
Utilities

For the three months ended December 31,	2024	2023	Increase (Decrease)
(Dollars in millions)
Revenues	$485	$493	$(8)	(2)%
Total margin (a)	$274	$265	$9	3%
Operating and administrative expenses (a)	$91	$88	$3	3%
Operating income	$138	$134	$4	3%
Earnings before interest expense and income taxes	$141	$135	$6	4%
Gas Utility system throughput—bcf
Core market	31	30	1	3%
Total	98	104	(6)	(6)%
Electric Utility distribution sales - gwh	242	241	1	—%
Gas Utility degree days—% (warmer) colder than normal (b)	(3.2)%	(11.0)%	—	—
(a)Total margin represents revenues less cost of sales and revenue-related taxes (i.e., gross receipts and business and occupation taxes) of $7 million each during the 2024 and 2023 three-month periods. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating and administrative expenses presented above).
(b)Deviation from average heating degree days is determined on a 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for airports located within Gas Utility’s service territories.

Temperatures in Gas Utility’s service territories during the 2024 three-month period were 3.2% warmer than normal and 3.1% colder than the prior-year period. The slight increase in Gas Utility core market volumes during the 2024 three-month period is largely related to the colder weather compared to the prior-year period. Total Gas Utility volume decreased 6% during the 2024 three-month period, notwithstanding the increase in core market volumes, primarily reflecting lower large firm delivery service volumes. Electric Utility distribution sales volumes were comparable to the prior-year period.
Utilities revenues decreased $8 million in the 2024 three-month period, reflecting lower Gas Utility revenues. The decrease in Gas Utility revenues was largely attributable to lower PGC and PGA rates reflecting lower natural gas costs and, to a lesser extent, the effects of the weather normalization adjustments for Gas Utility. These decreases were partially offset by the effects of increases in base rates for WV Gas Utility effective January 1, 2024, the slightly higher core market volumes and higher off-system sales. Electric Utility revenues were comparable to the prior-year period.

Utilities cost of sales decreased $17 million in the 2024 three-month period, reflecting lower Gas Utility cost of sales. The decrease in Gas Utility cost of sales was mainly attributable to lower PGC and PGA rates, partially offset by the slightly higher core market volumes and higher cost of sales associated with off-system sales. Electric Utility cost of sales was comparable to the prior-year period.

Utilities total margin increased $9 million during the 2024 three-month period, reflecting higher Gas Utility total margin. The increase in Gas Utility total margin mainly reflects the effects of increases in base rates for WV Gas Utility effective January 1, 2024 and the impacts from growth in the core market customers, partially offset by the effects of the weather normalization adjustments for Gas Utility. Electric Utility margin was comparable to the prior-year period.

Utilities operating income and earnings before interest expense and income taxes increased $4 million and $6 million, respectively, during the 2024 three-month period. These increases largely reflect the previously mentioned increase in total margin ($9 million), partially offset by higher operating and administrative expenses ($3 million) and higher depreciation expense ($3 million). The higher operating and administrative expenses reflect, among other things, higher personnel expenses and higher uncollectible accounts expenses. The higher depreciation expense compared to the prior-year period reflects the effects of continued distribution system capital expenditure activity.

UGI CORPORATION AND SUBSIDIARIES
Midstream & Marketing

For the three months ended December 31,	2024	2023	Increase (Decrease)
(Dollars in millions)
Revenues	$367	$394	$(27)	(7)%
Total margin (a)	$138	$155	$(17)	(11)%
Operating and administrative expenses	$29	$31	$(2)	(6)%
Operating income	$91	$99	$(8)	(8)%
Earnings before interest expense and income taxes	$95	$102	$(7)	(7)%
(a)Total margin represents revenues less cost of sales.

Average temperatures across Midstream & Marketing’s energy marketing territory during the 2024 three-month period were 3.9% warmer than normal and 4.2% colder than the prior-year period.

Midstream & Marketing revenues decreased $27 million compared to the prior-year period, primarily reflecting (1) lower revenues from natural gas marketing activities ($13 million) that were primarily impacted by lower natural gas prices; (2) lower midstream revenues ($10 million), mainly from lower natural gas gathering and processing activities; and (3) absence of revenues from UGID that was sold in September 2024 ($9 million). The decrease in revenues was partially offset by higher revenues from renewable energy ($5 million).

Midstream & Marketing cost of sales decreased $10 million compared to the prior-year period, primarily reflecting lower natural gas costs ($8 million) related to the previously mentioned natural gas marketing activities and absence of cost of sales from UGID that was sold in September 2024 ($5 million), partially offset by higher cost of sales from renewable energy ($4 million).

Midstream & Marketing total margin decreased $17 million compared to the prior-year period, primarily reflecting (1) lower midstream margins ($10 million) mainly from lower natural gas gathering and processing activities, (2) absence of margins from UGID that was sold in September 2024 ($4 million) and (3) lower margins from capacity management activities.

Midstream & Marketing operating income and earnings before interest expense and income taxes during the 2024 three-month period decreased $8 million and $7 million, respectively, compared to the prior-year period. The decrease in operating income is largely attributable to the lower total margin, partially offset by higher other operating income ($5 million), slightly lower operating and administrative expenses ($2 million) and depreciation and amortization expense ($2 million). The decrease in earnings before interest expense and income taxes principally reflects the decrease in operating income.

UGI International

For the three months ended December 31,	2024	2023	Increase (Decrease)
(Dollars in millions)
Revenues	$638	$725	$(87)	(12)%
Total margin (a)	$264	$279	$(15)	(5)%
Operating and administrative expenses	$134	$147	$(13)	(9)%
Operating income	$106	$113	$(7)	(6)%
Earnings before interest expense and income taxes	$110	$117	$(7)	(6)%
LPG retail gallons sold (millions)	218	214	4	2%
Degree days—% (warmer) colder than normal (b)	(3.5)%	(12.0)%	—	—
(a)Total margin represents revenues less cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data at locations in our UGI International service territories.

Average temperatures during the 2024 three-month period were 3.5% warmer than normal and 8.2% colder than the prior-year period. Total LPG retail gallons sold during the 2024 three-month period slightly increased compared to the prior-year period, largely attributable to higher crop drying campaigns and colder weather, partially offset by lower natural gas conversions to LPG.

UGI CORPORATION AND SUBSIDIARIES
UGI International base-currency results are translated into USD based upon exchange rates experienced during the reporting periods. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During the 2024 and 2023 three-month periods, the average unweighted euro-to-USD translation rates were approximately $1.07 and $1.08, respectively, and the average unweighted British pound sterling-to-USD translation rates were approximately $1.28 and $1.24, respectively. Fluctuations in these foreign currency exchange rates can have a significant impact on the individual financial statement components discussed below. The Company uses forward foreign currency exchange contracts entered into over multi-year periods to reduce the volatility in earnings that may result from such changes in foreign currency exchange rates. These forward foreign currency exchange contracts resulted in realized net gains of $4 million each in the 2024 and 2023 three-month periods.

Average wholesale prices for propane and butane during the 2024 three-month period in northwest Europe were approximately 13.5% and 5.3% higher, respectively, compared with the prior-year period. UGI International revenues and cost of sales decreased $87 million and $72 million, respectively, during the 2024 three-month period compared to the prior-year period. The decrease in revenues and cost of sales principally reflects significantly lower energy marketing activities during the 2024 three-month period resulting from the exit of substantially all of UGI International’s energy marketing business in Belgium, France and the Netherlands in Fiscal 2024. The decrease in revenues from the energy marketing activities was partially offset by LPG price increases across Europe. The decrease in cost of sales from the energy marketing activities was partially offset by higher LPG product costs.

UGI International total margin decreased $15 million during the 2024 three-month period reflecting lower margin contributions primarily from our energy marketing activities and, to a much lesser extent, lower margin contributions from our LPG business. The lower margin from our energy marketing activities reflects the impact of the aforementioned exit of substantially all of UGI International’s energy marketing business. The slightly lower margin from our LPG business primarily reflects the effects of lower average unit margins in the 2024 three-month period.

UGI International operating income and earnings before interest expense and income taxes decreased $7 million each during the 2024 three-month period. The decrease in operating income principally reflects the previously mentioned $15 million decrease in total margin and lower foreign currency transaction gains ($2 million), partially offset by lower operating and administrative expenses ($13 million). The lower operating and administrative expenses in the 2024 three-month period primarily reflects lower personnel and maintenance expenses in our LPG business and a decline in energy marketing-related operating expenses, partially offset by the effects of inflationary increases. The decrease in earnings before interest expense and income taxes in the 2024 three-month period largely reflects the $7 million decrease in operating income.
AmeriGas Propane

For the three months ended December 31,	2024	2023	Increase (Decrease)
(Dollars in millions)
Revenues	$627	$629	$(2)	—%
Total margin (a)	$347	$346	$1	—%
Operating and administrative expenses	$236	$243	$(7)	(3)%
Operating income / earnings before interest expense and income taxes	$74	$71	$3	4%
Retail gallons sold (millions)	204	206	(2)	(1)%
Degree days—% (warmer) colder than normal (b)	(6.3)%	(6.4)%	—	—
(a)Total margin represents total revenues less total cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for 344 regions in the U.S., excluding Alaska and Hawaii.

Average temperatures during the 2024 three-month period were 6.3% warmer than normal and comparable to the prior-year period. Although average temperatures during the 2024 three-month period were comparable to the prior-year period, we experienced significantly colder temperatures during the peak heating season month of December 2024. Total retail gallons sold decreased 1% during the 2024 three-month period, primarily due to continuing customer attrition.

Average daily wholesale propane commodity prices during the 2024 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 14.9% higher than such prices during the 2023 three-month period. Total revenues decreased $2 million during the 2024 three-month period reflecting the lower retail volumes sold ($5 million) and slightly lower fee income that was largely offset by the effects of higher average retail propane selling prices ($6 million).

UGI CORPORATION AND SUBSIDIARIES

Total cost of sales decreased $3 million during the 2024 three-month period largely reflecting the lower retail propane volumes sold.

Total margin increased $1 million in the 2024 three-month period reflecting higher average retail propane unit margins ($7 million) that was largely offset by the lower retail propane volumes sold ($3 million) and slightly lower fee income.

Operating income and earnings before interest expense and income taxes each increased $3 million during the 2024 three-month period primarily reflecting lower operating and administrative expenses ($7 million), partially offset by slightly lower gains on asset sales. The decrease in operating and administrative expenses primarily reflects lower compensation expenses.

Interest Expense and Income Taxes

Our consolidated interest expense during the 2024 three-month period was $102 million compared to $100 million during the 2023 three-month period. The slight increase in interest expense reflects the effects of higher average long-term debt outstanding at Utilities and UGI Corporation, substantially offset by lower interest expense from lower average long-term debt outstanding at AmeriGas Propane and lower average credit agreement borrowings during the 2024 three-month period.

The decrease in the Company’s income tax rate for the 2024 three-month period principally reflects an increase in investment tax credits in our Midstream & Marketing segment and the release of a valuation allowance on deferred tax assets expected to be utilized by our UGI International segment.

FINANCIAL CONDITION AND LIQUIDITY

The Company expects to have sufficient liquidity including cash on hand and available borrowing capacity, to continue to support long-term commitments and ongoing operations. Our total available liquidity balance, comprising cash and cash equivalents and available borrowing capacity on our revolving credit facilities, totaled approximately $1.5 billion at December 31, 2024 and September 30, 2024.

On February 4, 2025, UGI International borrowed $221 million under its revolving credit facility. The proceeds from these borrowings were subsequently used to fund an intercompany loan of $221 million to AmeriGas Partners. AmeriGas Partners expects to use the proceeds from the intercompany loan to redeem the outstanding principal balance of the 5.50% Senior Notes maturing in May 2025. Concurrent with the intercompany loan agreement, on February 5, 2025, AmeriGas Partners issued a notice of early redemption for the remaining 5.50% Senior Notes maturing in May 2025, having an aggregate principal balance of $218 million, plus accrued and unpaid interest.

As of December 31, 2024, except for $218 million outstanding principal balance of AmeriGas Partners 5.50% Senior Notes maturing in May 2025, the Company does not have any senior notes or term loans maturing in the next twelve months. UGI and its subsidiaries were in compliance with all of its debt covenants as of December 31, 2024.
We depend on both internal and external sources of liquidity to provide funds for working capital and to fund capital requirements. Our short-term cash requirements not met by cash from operations are generally satisfied with borrowings under credit facilities and, in the case of Midstream & Marketing, also from a Receivables Facility. Long-term cash requirements are generally met through the issuance of long-term debt or equity linked securities. We believe that each of our business units has sufficient liquidity in the forms of cash and cash equivalents on hand; cash expected to be generated from operations; credit facility and Receivables Facility borrowing capacity; and the ability to obtain long-term financing to meet anticipated contractual and projected cash commitments. Issuances of debt and equity securities in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

The primary sources of UGI’s cash and cash equivalents are the dividends and other cash payments made to UGI or its corporate subsidiaries by its principal business units. Our cash and cash equivalents totaled $240 million at December 31, 2024, compared with $213 million at September 30, 2024. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, at December 31, 2024 and September 30, 2024, UGI had $102 million and $72 million of cash and cash equivalents, respectively. Such cash is available to pay dividends on UGI Common Stock and for investment purposes.

UGI CORPORATION AND SUBSIDIARIES
Long-term Debt and Credit Facilities

Long-term Debt

The Company’s debt outstanding at December 31, 2024 and September 30, 2024, comprises the following:

	December 31, 2024						September 30, 2024
(Millions of dollars)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corp & Other	Total	Total
Short-term borrowings	$232	$—	$114	$69	$—	$415	$465

Long-term debt (including current maturities):
Senior notes	$1,930	$—	$414	$1,887	$700	$4,931	$4,788
Term loans	121	784	311	—	400	1,616	1,759
Other long-term debt	18	41	11	8	282	360	186
Unamortized debt issuance costs	(7)	(14)	(6)	(9)	(22)	(58)	(55)
Total long-term debt	$2,062	$811	$730	$1,886	$1,360	$6,849	$6,678
Total debt	$2,294	$811	$844	$1,955	$1,360	$7,264	$7,143

Significant Financing Activities

The following significant financing activities occurred during the 2024 three-month period. See Note 8 to Condensed Consolidated Financial Statements for additional information on these transactions.

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

AmeriGas Senior Secured Revolving Credit Facility. In October 2024, AmeriGas OLP amended the AmeriGas Senior Secured Revolving Credit Facility to increase total commitments from $200 million to a total of $300 million.

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

Credit Facilities

Additional information related to the Company’s credit agreements can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 6 to Consolidated Financial Statements in the Company’s 2024 Annual Report.

UGI CORPORATION AND SUBSIDIARIES
Information about the Company’s principal credit agreements (excluding the Receivables Facility discussed below) as of December 31, 2024 and 2023, is presented in the table below.

(Millions of dollars or euros)	Total Capacity	Borrowings Outstanding	Letters of Credit and Guarantees Outstanding	Available Borrowing Capacity
As of December 31, 2024
AmeriGas OLP (a)	$170	$69	$—	$101
UGI International, LLC (b)	€500	€110	€—	€390
Energy Services	$300	$—	$—	$300
UGI Utilities	$375	$115	$—	$260
Mountaineer	$150	$117	$—	$33
UGI Corporation (c)	$475	$282	$—	$193
As of December 31, 2023
AmeriGas OLP	$400	$—	$2	$398
UGI International, LLC (b)	€500	€165	€—	€335
Energy Services	$260	$35	$30	$195
UGI Utilities	$375	$180	$—	$195
Mountaineer	$150	$100	$—	$50
UGI Corporation (c)	$300	$232	$—	$68
(a)The maximum amount available for borrowing at any time under the AmeriGas Senior Secured Revolving Credit Facility is limited to the borrowing base valuation, as defined by the agreement.
(b)Permits UGI International, LLC or UGI International Holdings B.V. to borrow in euros or USD. At December 31, 2024 and 2023, the amount borrowed consisted of euro-denominated borrowings equivalent to $114 million and $182 million, respectively.
(c)Borrowings outstanding have been classified as “Long-term debt” on the Condensed Consolidated Balance Sheets. Subsequent to December 31, 2024, the Company made a net repayment of $17 million of such borrowings and classified these net repayments as “Current maturities of long-term debt” on the December 31, 2024 Condensed Consolidated Balance Sheet.

The average daily and peak short-term borrowings under the Company’s principal credit agreements are as follows:

	For the three months ended		For the three months ended
	December 31, 2024		December 31, 2023
(Millions of dollars or euros)	Average	Peak	Average	Peak
AmeriGas OLP	$58	$85	$1	$25
UGI International, LLC	€111	€115	€204	€229
Energy Services	$—	$—	$49	$62
UGI Utilities	$167	$263	$247	$316
Mountaineer	$103	$118	$94	$102
UGI Corporation	$263	$640	$245	$289

Receivables Facility. Energy Services has a Receivables Facility with an issuer of receivables-backed commercial paper. In October 2024, the expiration date of the Receivables Facility was extended to October 2025. The Receivables Facility provides Energy Services with the ability to borrow up to $150 million of eligible receivables during the period October 18, 2024 to April 30, 2025, and up to $75 million of eligible receivables during the period May 1, 2025 to October 17, 2025, with the option to request an increase of $50 million. The interest rate of the Receivables Facility was replaced with a term SOFR based interest rate effective with the extension in October 2024. Energy Services uses the Receivables Facility to fund working capital, margin calls under commodity futures contracts, capital expenditures, dividends and for general corporate purposes.

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

At December 31, 2024, the outstanding balance of ESFC trade receivables was $82 million, none of which were sold to the bank. At December 31, 2023, the outstanding balance of ESFC trade receivables was $95 million, $60 million of which was sold to the bank. There were no sales of receivables under the Receivables Facility during the three months ended December 31, 2024. During the three months ended December 31, 2023, peak sales of receivables and average daily amounts sold were $70 million and $45 million, respectively.

Dividends
On November 20, 2024, UGI’s Board of Directors declared a cash dividend equal to $0.375 per common share. The dividend was paid on January 1, 2025, to shareholders of record on December 16, 2024. On February 5, 2025, UGI’s Board of Directors declared a cash dividend equal to $0.375 per common share. The dividend will be payable on April 1, 2025, to shareholders of record on March 17, 2025.

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

Operating Activities. Year-to-year variations in our cash flows from operating activities can be significantly affected by changes in operating working capital, especially during periods with significant changes in energy commodity prices. Cash flow provided by operating activities was $164 million in the 2024 three-month period compared to cash provided by operating activities of $119 million in the 2023 three-month period. Cash flow provided by operating activities before changes in operating working capital was $427 million in the 2024 three-month period compared to $376 million in the 2023 three-month period. Cash used to fund changes in operating working capital totaled $263 million in the 2024 three-month period, as compared to the $257 million of cash used to fund changes in operating working capital in the 2023 three-month period. The prior-year period includes $35 million of derivative instrument collateral deposit net repayments principally at our UGI International and Midstream & Marketing segments compared to collateral received of $47 million in the 2024 three-month period. The 2024 three-month period includes net refunds of deferred fuel and power costs of $2 million compared to net recoveries of $26 million in the prior-year period. Changes in operating working capital during the 2024 three-month period reflect, among other things, increases in cash used to fund accounts receivable and accounts payable offset by increased cash from changes in inventory.

Investing Activities. Investing activity cash flow is principally affected by cash expenditures for property, plant and equipment; cash paid for acquisitions of businesses and assets; investments in equity method investees; and cash activity associated with dispositions of businesses and assets. Cash flow used by investing activities was $232 million in the 2024 three-month period compared to $165 million in the 2023 three-month period. Cash expenditures for property, plant and equipment were $211 million in the 2024 three-month period compared with $156 million in the 2023 three-month period principally reflecting higher cash capital expenditures at our Midstream & Marketing and Utilities segments. Investments in equity method investments during the 2024 three-month period principally reflects our continuing investments in renewable energy projects at our Midstream & Marketing segment.

Financing Activities. Changes in cash flow from financing activities are primarily due to issuances and repayments of long-term debt; net short-term borrowings; dividends on UGI Common Stock; quarterly payments on outstanding Purchase Contracts; and issuances and repurchases of equity instruments.

Cash flow provided by financing activities was $95 million in the 2024 three-month period compared to $3 million in the 2023 three-month period. The 2024 three-month period includes the issuance by UGI Utilities of $50 million and $125 million principal amount of senior notes. The 2023 three-month period includes the issuance by UGI Utilities of $250 million principal amount of senior notes. The net proceeds from these issuances were used to reduce short-term borrowings and for general corporate purposes. The 2024 three-month period activities also include, among other things, entering into the UGI Corporation

UGI CORPORATION AND SUBSIDIARIES
2025 Credit Agreement consisting of (1) a $475 million revolving credit facility and (2) a $400 million variable-rate term loan. Proceeds from the UGI Corporation 2025 Credit Agreement were used to prepay all borrowings under the UGI Corporation Credit Facility Agreement due August 29, 2025 and, concurrent with such repayment, terminated the agreement.

UTILITY REGULATORY MATTERS

UGI Utilities. On January 27, 2025, PA Gas Utility filed a request with the PAPUC to increase its base operating revenues for residential, commercial and industrial customers by $110 million annually. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service. PA Gas Utility requested the new gas rates become effective March 28, 2025. However, the PAPUC typically suspends the effective date for general base rate proceedings for a period not to exceed nine months after the filing date to allow for investigation and public hearings. We cannot predict the timing or the ultimate outcome of the rate case review process.

Mountaineer. On July 31, 2024, WV Gas Utility submitted its 2024 IREP filing to the WVPSC requesting recovery of $19 million, which includes $3 million of prior year under-recovery, for costs associated with capital investments after December 31, 2022, that total $197 million, including $74 million in calendar year 2025. The filing included capital investments totaling $418 million over the 2025 - 2029 period. On October 28, 2024, the WVPSC issued an order approving WV Gas Utility’s request, with new rates effective January 1, 2025.

On July 31, 2023, WV Gas Utility submitted its 2023 IREP filing to the WVPSC requesting recovery of $10 million, an increase of $6 million, for costs associated with capital investments after December 31, 2022, that total $131 million, including $67 million in calendar year 2024. With new base rates expected to be effective January 1, 2024, revenues from IREP rates would decrease by $12 million. The filing included capital investments totaling $383 million over the 2024 - 2028 period. On December 20, 2023, the WVPSC issued a final order approving a settlement effective January 1, 2024.

On March 6, 2023, WV Gas Utility submitted a base rate case filing with the WVPSC seeking a net revenue increase of $20 million, which consisted of an increase in base rates of $38 million and a decrease in the IREP rates of $18 million annually to be effective on April 5, 2023. On March 31, 2023, the WVPSC suspended the effective date of the requested rate change increase until January 1, 2024 to allow for a full review of the filing. On October 6, 2023, WV Gas Utility filed a joint stipulation and agreement for settlement of the base rate case, which included a $14 million net revenue increase. On December 21, 2023, the WVPSC issued a final order approving the joint stipulation and agreement, except the WVPSC authorized WV Gas Utility to implement a weather normalization adjustment rider as a five-year pilot program beginning on October 1, 2024. The new rates went into effect on January 1, 2024. On April 11, 2024, the WVPSC approved the calculation methodology submitted by WV Gas Utility on March 28, 2024. Under this rider, when weather deviates from normal by more than 2%, for service rendered during the period October 1 through May 31, residential and small commercial customer billings for distribution services are adjusted for weather related impacts exceeding the 2% threshold.

OTHER MATTERS

West Reading, Pennsylvania Explosion. On March 24, 2023, an explosion occurred in West Reading, Pennsylvania which resulted in seven fatalities, injuries to at least ten others, and extensive property damage to buildings owned by R.M. Palmer, a local chocolate manufacturer, and neighboring structures. The NTSB and the PAPUC are investigating the West Reading incident. On July 18, 2023, the NTSB issued an Investigative Update which identified a fracture in a retired UGI gas service tee and a fracture in a nearby R.M. Palmer steam system. The NTSB investigative team includes representatives from the Company, the local fire department and the Pipeline and Hazardous Materials Safety Administration. The Company is cooperating with the investigation. In September 2023, OSHA closed their investigation of this matter, without any finding pertaining to UGI Utilities. On December 10, 2024, the NTSB staff presented its draft findings to the NTSB Board.

While awaiting the final NTSB report, the Company has received claims as a result of the explosion and is involved in lawsuits relative to the incident. The Company maintains liability insurance for personal injury, property and casualty damages and believes that third-party claims associated with the explosion, in excess of the Company’s deductible, are recoverable through the Company’s insurance. The Company cannot predict the result of these pending or future claims and legal actions at this time.

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

Our variable-rate debt at December 31, 2024, includes revolving credit facility borrowings and variable-rate term loans at UGI International, Utilities, Energy Services and UGI Corporation. These debt agreements have interest rates that are generally indexed to short-term market interest rates. We have entered into pay-fixed, receive-variable interest rate swap agreements on a significant portion of the term loans’ principal balances and a significant portion of the term loans’ tenor. We have designated these interest rate swaps as cash flow hedges. At December 31, 2024, combined borrowings outstanding under variable-rate debt agreements, excluding the previously mentioned effectively fixed-rate debt, totaled $734 million.

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

UGI CORPORATION AND SUBSIDIARIES
Foreign Currency Exchange Rate Risk
Our primary currency exchange rate risk is associated with the USD versus the euro and, to a lesser extent, the USD versus the British pound sterling. The USD value of our foreign currency denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. From time to time, we use derivative instruments to hedge portions of our net investments in foreign subsidiaries, including anticipated foreign currency denominated dividends. Gains or losses on these net investment hedges remain in AOCI until such foreign operations are sold or liquidated. With respect to our net investments in our UGI International operations, a 10% decline in the value of the associated foreign currencies versus the USD would reduce their aggregate net book value at December 31, 2024, by approximately $75 million, which amount would be reflected in other comprehensive income. We have designated certain euro-denominated borrowings as net investment hedges.
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
We have concentrations of credit risk associated with derivative instruments and we evaluate the creditworthiness of our derivative counterparties on an ongoing basis. As of December 31, 2024, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was $201 million. In general, many of our over-the-counter derivative instruments and all exchange contracts call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At December 31, 2024, we had received cash collateral from derivative instrument counterparties totaling $31 million. In addition, we may have offsetting derivative liabilities and certain accounts payable balances with certain of these counterparties, which further mitigates the previously mentioned maximum amount of losses. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At December 31, 2024, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.
The following table summarizes the fair values of unsettled market risk sensitive derivative instrument assets (liabilities) held at December 31, 2024 and changes in their fair values due to market risks. Certain of UGI Utilities’ commodity derivative instruments are excluded from the table below because any associated net gains or losses are refundable to or recoverable from customers in accordance with UGI Utilities ratemaking.

	Asset (Liability)
(Millions of dollars)	Fair Value	Change in Fair Value
December 31, 2024
Commodity price risk (1)	$45	$(96)
Interest rate risk (2)	$(4)	$(13)
Foreign currency exchange rate risk (3)	$32	$(32)
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

UGI CORPORATION AND SUBSIDIARIES
ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures

The Company's disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, were not effective because of the material weakness in our internal control over financial reporting that was previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2024.

Notwithstanding the material weakness, we have concluded that the Company’s unaudited interim consolidated financial statements included in this report are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles for each of the periods presented.

Internal Control over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2024, management concluded that our internal control over financial reporting was not effective due to the material weakness. As of December 31, 2024, management is in the process of designing and implementing additional controls to timely validate cash flows used in the goodwill impairment test, including the engagement of a third-party specialist, to assist in developing valuation models and establishing sound and reasonable assumptions.

The material weakness identified in our Annual Report on Form 10-K for the year ended September 30, 2024, cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Accordingly, we will continue to monitor and evaluate the effectiveness of our internal control over financial reporting.

(b)Change in Internal Control over Financial Reporting

Except for the material weakness as described above, during the most recent fiscal quarter, no change in the Company’s internal control over financial reporting occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

UGI CORPORATION AND SUBSIDIARIES
PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 9 to Condensed Consolidated Financial Statements included in Item 1 of Part I of this report, is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the information presented in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2024 Annual Report, which could materially affect our business, financial condition or future results. The risks described in our 2024 Annual Report are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.1	Form of UGI Corporation 2021 Incentive Award Plan Performance Unit Grant Letter for US Employees (Fiscal 2025).

10.2	Form of UGI Corporation 2021 Incentive Award Plan Restricted Stock Unit Grant Letter for US Employees (Fiscal 2025).

10.3	UGI Corporation 2021 Incentive Award Plan Performance Unit Grant Letter for Mr. Mario Longhi.

10.4	UGI Corporation 2021 Incentive Award Plan Restricted Stock Unit Grant Letter for Mr. Mario Longhi.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2024, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2024, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2024, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

UGI CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

10.1	Form of UGI Corporation 2021 Incentive Award Plan Performance Unit Grant Letter for US Employees (Fiscal 2025).
10.2	Form of UGI Corporation 2021 Incentive Award Plan Restricted Stock Unit Grant Letter for US Employees (Fiscal 2025).
10.3	UGI Corporation 2021 Incentive Award Plan Performance Unit Grant Letter for Mr. Mario Longhi.
10.4	UGI Corporation 2021 Incentive Award Plan Restricted Stock Unit Grant Letter for Mr. Mario Longhi.
31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2024, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2024, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2024, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UGI Corporation
(Registrant)

Date:	February 6, 2025	By:	/s/ Sean P. O’Brien
Sean P. O’Brien
Chief Financial Officer

Date:	February 6, 2025	By:	/s/ Jean Felix Tematio Dontsop
Jean Felix Tematio Dontsop
Vice President, Chief Accounting Officer
and Corporate Controller