Form 10-Q
period 2025-03-31
UGI CORP /PA/
filed 2025-05-08
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
At April 30, 2025, there were 214,441,328 shares of UGI Corporation Common Stock, without par value, outstanding.

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
2024 Annual Report - UGI Annual Report on Form 10-K for the fiscal year ended September 30, 2024
2024 six-month period - Six months ended March 31, 2024
2024 three-month period - Three months ended March 31, 2024
2025 six-month period - Six months ended March 31, 2025
2025 three-month period - Three months ended March 31, 2025
2024 Purchase Contract - A forward stock purchase contract issued by UGI Corporation in May 2021, as a part of the issuance of Equity Units which obligated holders to purchase a number of shares of UGI Common Stock from the Company on June 1, 2024
5.24% Senior Note - A private placement of $50 million principal amount of senior notes due November 30, 2029, issued by UGI Utilities
5.52% Senior Note - A private placement of $125 million principal amount of senior notes due November 30, 2034, issued by UGI Utilities
5.50% Senior Notes - An underwritten private offering of senior notes due May 2025, co-issued by AmeriGas Partners and AmeriGas Finance Corp
6.11% Senior Note - A private placement of $50 million principal amount of senior notes due June 1, 2035, to be issued by Mountaineer on or before May 30, 2025
6.21% Senior Note - A private placement of $20 million principal amount of senior notes due June 1, 2037, to be issued by Mountaineer on or before May 30, 2025

AmeriGas Senior Secured Revolving Credit Facility - Revolving credit agreement entered into by AmeriGas OLP on August 2, 2024 and scheduled to expire in August 2029
AOCI - Accumulated Other Comprehensive Income (Loss)
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
VDP - Voluntary Departure Plan
WVPSC - Public Service Commission of West Virginia

UGI CORPORATION AND SUBSIDIARIES
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Millions of dollars)

	March 31, 2025	September 30, 2024	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$426	$213	$263
Restricted cash	12	15	45
Accounts receivable (less allowances for doubtful accounts of $77, $68 and $83, respectively)	1,183	709	1,192
Accrued utility revenues	101	36	98
Income taxes receivable	40	56	36
Inventories	341	411	375
Derivative instruments	47	29	38
Prepaid expenses and other current assets	150	182	167
Total current assets	2,300	1,651	2,214
Property, plant and equipment, (less accumulated depreciation of $5,062, $4,910 and $4,781, respectively)	8,816	8,763	8,608
Goodwill	2,845	2,871	3,048
Intangible assets, net	362	391	415
Utility regulatory assets	299	301	301
Derivative instruments	26	9	18
Other assets	1,098	1,112	1,020
Total assets	$15,746	$15,098	$15,624
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$18	$235	$54
Short-term borrowings	413	465	333
Accounts payable	605	544	579
Derivative instruments	16	28	33
Other current liabilities	812	788	824
Total current liabilities	1,864	2,060	1,823
Long-term debt	6,600	6,443	6,730
Deferred income taxes	1,081	1,008	1,030
Derivative instruments	17	31	26
Other noncurrent liabilities	1,163	1,202	1,184
Total liabilities	10,725	10,744	10,793
Commitments and contingencies (Note 9)
Equity:
UGI Corporation stockholders’ equity:
Preferred stock, without par value (authorized – 5,000,000 shares; issued – 0, 0 and 220,000 Series A shares, respectively)	—	—	167
UGI Common Stock, without par value (authorized — 450,000,000 shares; issued — 216,345,460, 216,124,332 and 211,052,608 shares, respectively)	1,684	1,676	1,505
Retained earnings	3,671	2,978	3,460
Accumulated other comprehensive income (loss)	(268)	(253)	(254)
Treasury stock, at cost	(75)	(56)	(56)
Total UGI Corporation stockholders’ equity	5,012	4,345	4,822
Noncontrolling interests	9	9	9
Total equity	5,021	4,354	4,831
Total liabilities and equity	$15,746	$15,098	$15,624
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Revenues	$2,666	$2,467	$4,696	$4,588
Costs and expenses:
Cost of sales (excluding depreciation and amortization shown below)	1,301	1,030	2,224	2,232
Operating and administrative expenses	546	591	1,043	1,121
Depreciation and amortization	138	138	276	275
Loss on disposal of business	—	—	—	28
Other operating expense (income), net	(19)	(9)	(34)	(17)
	1,966	1,750	3,509	3,639
Operating income	700	717	1,187	949
Income (loss) from equity investees	3	1	6	2
Other non-operating income (expense), net	(7)	11	22	(2)
Interest expense	(102)	(100)	(204)	(200)
Income before income taxes	594	629	1,011	749
Income tax benefit (expense)	(115)	(133)	(157)	(159)
Net income attributable to UGI Corporation	$479	$496	$854	$590
Earnings per common share attributable to UGI Corporation stockholders:
Basic	$2.23	$2.36	$3.97	$2.81
Diluted	$2.19	$2.30	$3.93	$2.74
Weighted-average common shares outstanding (thousands):
Basic	214,976	209,826	214,965	209,789
Diluted	218,944	215,245	217,331	215,393
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Millions of dollars)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net income attributable to UGI Corporation	$479	$496	$854	$590
Other comprehensive income (loss):
Net gains (losses) on derivative instruments (net of tax of $2, $(5), $(3) and $2, respectively)	(4)	12	11	(3)
Reclassifications of net (gains) losses on derivative instruments (net of tax of $0, $5, $0 and $8, respectively)	1	(9)	(1)	(19)
Foreign currency adjustments (net of tax of $11, $(7), $(9) and $5, respectively)	47	(24)	(25)	25
Benefit plans (net of tax of $0, $0, $0 and $0, respectively)	1	(1)	—	(1)
Other comprehensive income (loss)	45	(22)	(15)	2
Comprehensive income attributable to UGI Corporation	$524	$474	$839	$592

See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Millions of dollars)

	Six Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income attributable to UGI Corporation	$854	$590
Adjustments to reconcile net income attributable to UGI Corporation to net cash provided by operating activities:
Depreciation and amortization	276	275
Deferred income tax expense (benefit), net	78	95
Provision for uncollectible accounts	33	35
Changes in unrealized gains and losses on derivative instruments	(107)	54
Loss on disposal of business	—	28
Amortization of Energy Services interest rate swap settlement	—	(11)
Other, net	(12)	(11)
Net change in:
Accounts receivable and accrued utility revenues	(577)	(404)
Income taxes receivable	16	—
Inventories	65	63
Utility deferred fuel and power costs, net of changes in unsettled derivatives	(1)	3
Accounts payable	113	(20)
Derivative instruments collateral deposits received (paid)	67	(38)
Other current assets	34	19
Other current liabilities	9	(37)
Net cash provided by operating activities	848	641
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(357)	(325)
Net proceeds from the disposition of assets	13	19
Investments in equity method investees	(25)	(47)
Other, net	2	—
Net cash provided (used) by investing activities	(367)	(353)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(161)	(157)
Issuances of long-term debt, net of discount and issuance costs	899	409
Repayments of long-term debt and finance leases, including redemption premiums	(942)	(245)
(Decrease) increase in short-term borrowings	(48)	(310)
Receivables Facility net (repayments) borrowings	—	(10)
Payments on Purchase Contracts	—	(8)
Issuances of UGI Common Stock	1	—
Repurchases of UGI Common Stock	(17)	—
Net cash provided (used) by financing activities	(268)	(321)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	1
Cash, cash equivalents and restricted cash increase (decrease)	$210	$(32)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash at end of period	$438	$308
Cash, cash equivalents and restricted cash at beginning of period	228	340
Cash, cash equivalents and restricted cash increase (decrease)	$210	$(32)
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Preferred stock, without par value
Balance, beginning of period	$—	$167	$—	$167
Balance, end of period	$—	$167	$—	$167
Common stock, without par value
Balance, beginning of period	$1,679	$1,501	$1,676	$1,503
Common Stock issued in connection with employee and director plans, net of tax withheld	1	—	1	—
Equity-based compensation (income) expense	4	4	7	2
Balance, end of period	$1,684	$1,505	$1,684	$1,505
Retained earnings
Balance, beginning of period	$3,272	$3,042	$2,978	$3,027
Net income attributable to UGI Corporation	479	496	854	590
Cash dividends on UGI Common Stock ($0.375, $0.375, $0.75 and $0.75, respectively)	(80)	(78)	(161)	(157)
Balance, end of period	$3,671	$3,460	$3,671	$3,460
Accumulated other comprehensive income (loss)
Balance, beginning of period	$(313)	$(232)	$(253)	$(256)
Net gains (losses) on derivative instruments	(4)	12	11	(3)
Reclassification of net (gains) losses on derivative instruments	1	(9)	(1)	(19)
Benefit plans	1	(1)	—	(1)
Foreign currency adjustments	47	(24)	(25)	25
Balance, end of period	$(268)	$(254)	$(268)	$(254)
Treasury stock
Balance, beginning of period	$(58)	$(55)	$(56)	$(55)
Repurchases of UGI Common Stock	(17)	—	(17)	—
Reacquired UGI Common Stock - employee and director plans	—	(1)	(2)	(1)
Balance, end of period	$(75)	$(56)	$(75)	$(56)
Total UGI stockholders’ equity	$5,012	$4,822	$5,012	$4,822
Noncontrolling interests
Balance, beginning of period	$8	$9	$9	$8
Other	1	—	—	1
Balance, end of period	$9	$9	$9	$9
Total equity	$5,021	$4,831	$5,021	$4,831
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Note 1 — Nature of Operations

UGI is a holding company that, through subsidiaries and affiliates, distributes, stores, transports and markets energy products and related services in the U.S. and Europe. We own and operate (1) natural gas and electric distribution utilities; (2) energy marketing, midstream infrastructure, storage, natural gas gathering and processing, natural gas production, electricity generation prior to the sale of UGID in September 2024 and energy services businesses; and (3) retail propane and other LPG marketing and distribution businesses.

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

Energy Services conducts, directly and through subsidiaries and affiliates, energy marketing, including RNG, midstream transmission, LNG storage, natural gas gathering and processing, natural gas and RNG production, electricity generation prior to the sale of UGID in September 2024 and energy services businesses primarily in the eastern region of the U.S., eastern Ohio, the panhandle of West Virginia and California. Energy Services and its subsidiaries’ storage, LNG and portions of its midstream transmission operations are subject to regulation by the FERC. Prior to its sale in September 2024, UGID owned electricity generation facilities principally located in Pennsylvania.

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

	March 31, 2025	March 31, 2024
Cash and cash equivalents	$426	$263
Restricted cash	12	45
Cash, cash equivalents and restricted cash	$438	$308

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Denominator (thousands of shares):
Weighted-average common shares outstanding — basic	214,976	209,826	214,965	209,789
Incremental shares issuable for stock options, common stock awards, and Equity Units (a)(b)	757	5,419	684	5,604
UGI Corporation Senior Notes (c)	3,211	—	1,682	—
Weighted-average common shares outstanding — diluted	218,944	215,245	217,331	215,393
(a)For the three months ended March 31, 2025 and 2024, there were 6,121 and 8,659 shares, respectively, associated with outstanding stock option awards that were not included in the computation of diluted earnings per share above because their effect was antidilutive. For the six months ended March 31, 2025 and 2024, there were 6,915 and 8,468 shares, respectively, associated with outstanding stock option awards that were not included in the computation of diluted earnings per share above because their effect was antidilutive.
(b)The Equity Units were settled in June 2024. See Note 13 in the Company’s 2024 Annual Report for additional information on the Equity Units.
(c)See Note 8 for additional information on the UGI Corporation Senior Notes.

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

As previously disclosed in Note 12 in the Company’s 2024 Annual Report, a non-cash pre-tax goodwill impairment charge of $195 was recognized in Fiscal 2024 to reduce the carrying value of the AmeriGas Propane reporting unit to its fair value. The Company continues to monitor the AmeriGas Propane reporting unit for any changes in facts and circumstances that would indicate it is more likely than not that the fair value of the AmeriGas Propane reporting unit is less than its carrying amount. No such indicators were identified at March 31, 2025, however if AmeriGas Propane were not able to achieve its anticipated results and/or if its discount rate were to increase, its fair value would be adversely affected, which may result in further impairment. There was $1.1 billion of goodwill in this reporting unit as of March 31, 2025.

With respect to UGI International's Fiscal 2024 goodwill impairment test, we determined that UGI International’s fair value exceeded its carrying value by approximately 30%. While the Company believes that its judgments used in the quantitative assessment of UGI International’s fair value are reasonable based upon currently available facts and circumstances, if UGI International were not able to achieve its anticipated results and/or if its discount rate were to increase, its fair value would be adversely affected, which may result in an impairment. There were no changes in facts and circumstances that would indicate that it is more likely than not that the fair value of the UGI International reporting unit may not be in excess of its book value at March 31, 2025. There was $922 of goodwill in this reporting unit as of March 31, 2025.

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

Revenue Disaggregation

The following tables present our disaggregated revenues by reportable segment:

Three Months Ended March 31, 2025	Total	Eliminations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$434	$—	$434	$—	$—	$—	$—
Commercial & Industrial	176	—	176	—	—	—	—
Large delivery service	64	—	64	—	—	—	—
Off-system sales and capacity releases	34	(46)	80	—	—	—	—
Other	8	—	8	—	—	—	—
Total Utility	716	(46)	762	—	—	—	—
Non-Utility:
LPG:
Retail	1,313	—	—	—	564	749	—
Wholesale	78	—	—	—	43	35	—
Energy Marketing	370	(82)	—	437	15	—	—
Midstream:
Pipeline	59	—	—	59	—	—	—
Peaking	23	(62)	—	85	—	—	—
Other	6	—	—	6	—	—	—
Other	68	—	—	—	19	49	—
Total Non-Utility	1,917	(144)	—	587	641	833	—
Total revenues from contracts with customers	2,633	(190)	762	587	641	833	—
Other revenues (c)	33	—	11	—	9	15	(2)
Total revenues	$2,666	$(190)	$773	$587	$650	$848	$(2)

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Six Months Ended March 31, 2025	Total	Eliminations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$710	$—	$710	$—	$—	$—	$—
Commercial & Industrial	281	—	281	—	—	—	—
Large delivery service	116	—	116	—	—	—	—
Off-system sales and capacity releases	53	(61)	114	—	—	—	—
Other	16	—	16	—	—	—	—
Total Utility	1,176	(61)	1,237	—	—	—	—
Non-Utility:
LPG:
Retail	2,384	—	—	—	1,102	1,282	—
Wholesale	150	—	—	—	93	57	—
Energy Marketing	622	(113)	—	701	34	—	—
Midstream:
Pipeline	117	—	—	117	—	—	—
Peaking	24	(102)	—	126	—	—	—
Other	10	—	—	10	—	—	—
Other	138	—	—	—	39	99	—
Total Non-Utility	3,445	(215)	—	954	1,268	1,438	—
Total revenues from contracts with customers	4,621	(276)	1,237	954	1,268	1,438	—
Other revenues (c)	75	—	21	—	20	37	(3)
Total revenues	$4,696	$(276)	$1,258	$954	$1,288	$1,475	$(3)

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Contract liabilities arise when payment from a customer is received before the performance obligations have been satisfied and represent the Company’s obligations to transfer goods or services to a customer for which we have received consideration. The balances of contract liabilities were $99, $140 and $126 at March 31, 2025, September 30, 2024 and March 31, 2024, respectively, and are included in “Other current liabilities” and “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets. Revenues recognized for the six months ended March 31, 2025 and 2024, from the amounts included in contract liabilities at September 30, 2024 and 2023, were $95 and $114, respectively.

Remaining Performance Obligations
The Company excludes disclosures related to the aggregate amount of the transaction price allocated to certain performance obligations that are unsatisfied as of the end of the reporting period because these contracts have an initial expected term of one year or less, or we have a right to bill the customer in an amount that corresponds directly with the value of services provided to the customer to date. Certain contracts with customers at Midstream & Marketing and Utilities contain minimum future performance obligations through 2047 and 2053, respectively. At March 31, 2025, Midstream & Marketing and Utilities expect to record approximately $2.1 billion and $0.2 billion of revenues, respectively, related to the minimum future performance obligations over the remaining terms of the related contracts.

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

France. In October 2023, UGI International, through a wholly-owned subsidiary, sold substantially all of its energy marketing business located in France. In conjunction with the sale, during the first quarter of Fiscal 2024, the Company recorded a pre-tax loss of $28, which amount is reflected in “Loss on disposal of business” on the Condensed Consolidated Statements of Income for the six months ended March 31, 2024.

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

Additionally, in December 2023, DVEP completed a sale of a substantial portion of its power purchase agreements for a total consideration to the buyer of $5 and recorded a loss of $5, which is reflected in “Other operating expense (income), net” on the Condensed Consolidated Statements of Income for the six months ended March 31, 2024.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 6 — Inventories

Inventories comprise the following:

	March 31, 2025	September 30, 2024	March 31, 2024
Non-utility LPG and natural gas	$179	$195	$196
Gas Utility natural gas	6	50	8
Energy certificates	58	69	63
Materials, supplies and other	98	97	108
Total inventories	$341	$411	$375

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

	March 31, 2025	September 30, 2024	March 31, 2024
Regulatory assets (a):
Income taxes recoverable	$109	$105	$93
Underfunded pension plans	104	106	109
Environmental costs	25	28	32
Deferred fuel and power costs	4	—	—
Removal costs, net	29	28	23
Other	41	52	55
Total regulatory assets	$312	$319	$312
Regulatory liabilities (a):
Postretirement benefits	$12	$13	$11
Deferred fuel and power refunds	37	17	34
State income tax benefits — distribution system repairs	45	44	44
Excess federal deferred income taxes	246	247	250
Other	16	8	8
Total regulatory liabilities	$356	$329	$347
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

PA Gas Utility uses derivative instruments to reduce volatility in the cost of gas it purchases for retail core-market customers. Realized and unrealized gains or losses on natural gas derivative instruments are included in deferred fuel and power costs or refunds. Net unrealized gains (losses) on such contracts at March 31, 2025, September 30, 2024 and March 31, 2024 were $19, $2 and $(7), respectively.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Other Regulatory Matters

UGI Utilities. On January 27, 2025, PA Gas Utility filed a request with the PAPUC to increase its base operating revenues for residential, commercial and industrial customers by $110 annually. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service. PA Gas Utility requested the new gas rates become effective March 28, 2025. The PAPUC entered an Order on February 20, 2025, suspending the effective date for the rate increase to allow for investigation and public hearings. Unless a settlement is reached sooner, the review process is expected to last up to nine months from the date of filing. The Company cannot predict the timing or the ultimate outcome of the rate case review process.
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

Note 8 — Debt

Significant Financing Activities

The following significant financing activities occurred during Fiscal 2025.

Utilities

Mountaineer Senior Notes. In April 2025, Mountaineer entered into a note purchase agreement which provides for the private placement of (1) $50 aggregate principal amount of 6.11% Senior Notes due June 1, 2035, and (2) $20 aggregate principal amount of 6.21% Senior Notes due June 1, 2037. The Senior Notes are expected to be funded on or before May 30, 2025. These Senior Notes, when funded, are unsecured and will rank equally with Mountaineer’s existing outstanding senior debt. Mountaineer expects to use the net proceeds from the issuance of the Senior Notes to reduce short-term borrowings and for general corporate purposes. The note purchase agreement contains customary covenants and default provisions and requires compliance with certain financial covenants including a leverage ratio and interest coverage ratio as defined in the agreement.

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

AmeriGas Propane

AmeriGas Partners Senior Notes. On February 4, 2025, UGI International borrowed $221 under its revolving credit facility. The proceeds from these borrowings were subsequently used to fund an intercompany loan of $221 to AmeriGas Partners. In March 2025, AmeriGas Partners and AmeriGas Finance Corp, using the cash on hand from borrowings under the intercompany loan, redeemed all of the $218 outstanding aggregate principal balance of the 5.50% Senior Notes due May 2025, plus accrued and unpaid interest. As of March 31, 2025, borrowings outstanding on the intercompany loan were $200.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
UGI Corporation Senior Notes. In June 2024, UGI issued, in an underwritten private placement, an aggregate $700 principal amount of 5.00% UGI Corporation Senior Notes due June 2028. The UGI Corporation Senior Notes are convertible subject to the occurrence of certain events and circumstances. As of March 31, 2025, none of the events permitting the noteholders to convert their notes early occurred. Accordingly, the UGI Corporation Senior Notes are classified as “Long-term debt” on the Condensed Consolidated Balance Sheets. For the three and six months ended March 31, 2025, the Company recognized $10 and $20, respectively, of interest expense, including amortization of debt issuance costs, related to the UGI Corporation Senior Notes at the effective interest rate of 5.62%.

We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar type debt (Level 2). The estimated fair values of the UGI Corporation Senior Notes were $904 and $744 at March 31, 2025 and September 30, 2024, respectively.

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
UGI Utilities is subject to a COA with the PADEP to address the remediation of specified former MGP sites in Pennsylvania, which is scheduled to terminate at the end of 2035. In accordance with the COA, UGI Utilities is required to either obtain a certain number of points per calendar year based on defined eligible environmental investigatory and/or remedial activities at the MGPs, or make expenditures for such activities in an amount equal to an annual environmental minimum expenditure threshold. The annual minimum expenditure threshold of the COA is $5. At March 31, 2025, September 30, 2024 and March 31, 2024, our aggregate estimated accrued liabilities for environmental investigation and remediation costs related to the COA totaled $51, $54 and $56, respectively.

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

The NYDEC commenced implementation of the remediation plan in the spring of 2018. In Fiscal 2024, the NYDEC informed AmeriGas OLP that the remediation plan had been completed at a total cost of approximately $19. The New York Office of the Attorney General, as counsel for the NYDEC, invited AmeriGas OLP to participate in settlement discussions. Based on our evaluation of the available information as of March 31, 2025, the Partnership has an undiscounted environmental remediation liability of $8 related to the site. Our share of the actual remediation costs could be significantly more or less than the accrued amount.

Other Matters

West Reading, Pennsylvania Explosion. On March 24, 2023, an explosion occurred in West Reading, Pennsylvania which resulted in seven fatalities, injuries to at least ten others, and extensive property damage to buildings owned by R.M. Palmer, a local chocolate manufacturer, and neighboring structures. The NTSB investigated and the PAPUC is investigating the West Reading incident. The NTSB investigative team included representatives from the Company, the local fire department and the Pipeline and Hazardous Materials Safety Administration. The Company cooperated with the investigation. In September 2023, OSHA closed their investigation of this matter, without any finding pertaining to UGI Utilities.

On December 10, 2024, the NTSB staff presented its draft findings to the NTSB Board. On April 8, 2025, the NTSB released its final report concluding that a fracture in an R.M. Palmer steam pipe created elevated underground temperatures that caused thermal degradation of a UGI Utilities service tee, resulting in a natural gas leak, and recommended UGI Utilities inventory and address risks to plastic gas assets in high-temperature environments.

The Company has received claims as a result of the explosion and is involved in lawsuits relative to the incident. With the issuance of the final NTSB report, discovery in the litigation will now begin. The Company maintains liability insurance for personal injury, property and casualty damages and believes that third-party claims associated with the explosion, in excess of the Company’s deductible, are recoverable through the Company’s insurance. The Company cannot predict the result of these pending or future claims and legal actions at this time.

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

UGI International. In the first quarter of Fiscal 2024, UGI France initiated VDPs in consultation with the French Works Councils, pursuant to which employees were incentivized to voluntarily terminate employment or could be subject to involuntary termination to achieve certain workforce reductions. As of March 31, 2024, likelihood of termination benefits under VDPs was probable and the amount of such benefits was reasonably estimable. As a result, in the second quarter of Fiscal 2024, UGI International recorded pre-tax severance and other related expenses of $34, which were reflected in "Operating and administrative expenses" on the Condensed Consolidated Statements of Income for the three and six months ended March 31, 2024.

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

Net periodic pension benefit cost (income) includes the following components:

	Pension Benefits
Three Months Ended March 31,	2025	2024
Service cost	$3	$2
Interest cost	8	9
Expected return on plan assets	(12)	(11)
Amortization of:
Actuarial loss (gain)	1	1
Net benefit cost (income)	$—	$1

Six Months Ended March 31,	2025	2024
Service cost	$5	$4
Interest cost	17	18
Expected return on plan assets	(24)	(22)
Amortization of:
Actuarial loss (gain)	2	1
Net benefit cost (income)	$—	$1

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 11 — Fair Value Measurements

Recurring Fair Value Measurements

The following table presents, on a gross basis, our financial assets and liabilities, including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
March 31, 2025:
Derivative instruments:
Assets:
Commodity contracts	$213	$28	$—	$241
Foreign currency contracts	$—	$14	$—	$14
Interest rate contracts	$—	$1	$—	$1
Liabilities:
Commodity contracts	$(150)	$(9)	$—	$(159)
Foreign currency contracts	$—	$(1)	$—	$(1)
Interest rate contracts	$—	$(11)	$—	$(11)
Non-qualified supplemental postretirement grantor trust investments (a)	$32	$—	$—	$32
September 30, 2024:
Derivative instruments:
Assets:
Commodity contracts	$106	$27	$—	$133
Foreign currency contracts	$—	$6	$—	$6
Interest rate contracts	$—	$1	$—	$1
Liabilities:
Commodity contracts	$(120)	$(32)	$—	$(152)
Foreign currency contracts	$—	$(9)	$—	$(9)
Interest rate contracts	$—	$(22)	$—	$(22)
Non-qualified supplemental postretirement grantor trust investments (a)	$43	$—	$—	$43
March 31, 2024:
Derivative instruments:
Assets:
Commodity contracts	$107	$39	$—	$146
Foreign currency contracts	$—	$16	$—	$16
Interest rate contracts	$—	$11	$—	$11
Liabilities:
Commodity contracts	$(184)	$(38)	$—	$(222)
Foreign currency contracts	$—	$(1)	$—	$(1)
Interest rate contracts	$—	$(3)	$—	$(3)
Non-qualified supplemental postretirement grantor trust investments (a)	$41	$—	$—	$41
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

	March 31, 2025	September 30, 2024	March 31, 2024
Carrying amount	$6,670	$6,733	$6,826
Estimated fair value	$6,642	$6,663	$6,647

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

Natural Gas

In order to manage market price risk relating to fixed-price sales contracts for physical natural gas, Midstream & Marketing enters into NYMEX and over-the-counter natural gas futures and over-the-counter and ICE natural gas basis swap contracts. In addition, Midstream & Marketing uses NYMEX and over-the-counter futures and options contracts to economically hedge price volatility associated with the gross margin derived from the purchase and anticipated later near-term sale of natural gas storage inventories. Outside of the financial market, Midstream & Marketing also uses ICE and over-the-counter forward physical contracts. Prior to the exit of substantially all of the Company’s energy marketing business in Europe (see Note 5), UGI International also used natural gas futures and forward contracts to economically hedge market price risk associated with a substantial portion of anticipated volumes under fixed-price sales contracts with its customers.

Electricity

In order to manage market price risk relating to fixed-price sales contracts for electricity, Midstream & Marketing entered into electricity futures and forward contracts. Prior to the sale of UGID in September 2024, Midstream & Marketing, through UGID, also used NYMEX and over-the-counter electricity futures contracts to economically hedge the price of a portion of its anticipated future sales of electricity from its electric generation facilities. Prior to the exit of substantially all of the Company’s energy marketing business in Europe (see Note 5), UGI International also used electricity futures and forward contracts to economically hedge market price risk associated with fixed-price sales and purchase contracts for electricity.

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

The remainder of our long-term debt is typically issued at fixed rates of interest. As this long-term debt matures, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into IRPAs. We account for IRPAs as cash flow hedges. There were no unsettled IRPAs during any of the periods presented. At March 31, 2025, the amount of pre-tax net (gains) losses associated with interest rate hedges expected to be reclassified into earnings during the next twelve months is $8.

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

Our euro-denominated long-term debt has also been designated as net investment hedges, representing a portion of our UGI International euro-denominated net investment. We recognized pre-tax gains (losses) associated with these net investment hedges in the cumulative translation adjustment component in AOCI of $(33) and $17 during the three months ended March 31, 2025 and 2024, respectively, and $22 and $(15) during the six months ended March 31, 2025 and 2024, respectively.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Quantitative Disclosures Related to Derivative Instruments

The following table summarizes by derivative type the gross notional amounts related to open derivative contracts at March 31, 2025, September 30, 2024 and March 31, 2024, and the final settlement dates of the Company's open derivative contracts as of March 31, 2025, but excluding those derivatives that qualified for the NPNS exception:

			Notional Amounts (in millions)
Type	Units	Settlements Extending Through	March 31, 2025	September 30, 2024	March 31, 2024
Commodity Price Risk:
Regulated Utility Operations
PA Gas Utility NYMEX natural gas futures and option contracts	Dekatherms	February 2026	18	26	13
Non-utility Operations
LPG swaps	Gallons	September 2027	414	458	425
Natural gas futures, forward, basis swap, options and pipeline contracts	Dekatherms	March 2029	266	325	339
Electricity forward and futures contracts	Kilowatt hours	December 2027	842	1,113	544
Interest Rate Risk:
Interest rate swaps	Euro	March 2026	€300	€300	€300
Interest rate swaps	USD	September 2027	$1,224	$1,231	$1,263
Foreign Currency Exchange Rate Risk:
Forward foreign currency exchange contracts	USD	September 2027	$202	$389	$240
Net investment hedge forward foreign exchange contracts	Euro	December 2026	€181	€181	€256

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
We have concentrations of credit risk associated with derivative instruments and we evaluate the creditworthiness of our derivative counterparties on an ongoing basis. As of March 31, 2025, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was $256. In general, many of our over-the-counter derivative instruments and all exchange contracts call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At March 31, 2025, we had received cash collateral from derivative instrument counterparties totaling $45. In addition, we may have offsetting derivative liabilities and certain accounts payable balances with certain of these counterparties, which further mitigates the previously mentioned maximum amount of losses. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At March 31, 2025, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Fair Value of Derivative Instruments

The following table presents the Company’s derivative assets and liabilities by type, as well as the effects of offsetting:

	March 31, 2025	September 30, 2024	March 31, 2024
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	$12	$6	$11
Interest rate contracts	1	1	11
	13	7	22
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	19	4	8
Derivatives not designated as hedging instruments:
Commodity contracts	222	129	138
Foreign currency contracts	2	—	5
	224	129	143
Total derivative assets — gross	256	140	173
Gross amounts offset in the balance sheet	(138)	(88)	(111)
Cash collateral received	(45)	(14)	(6)
Total derivative assets — net	$73	$38	$56
Derivative liabilities:
Derivatives designated as hedging instruments:
Interest rate contracts	$(11)	$(22)	$(3)
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	—	(1)	(14)
Derivatives not designated as hedging instruments:
Commodity contracts	(159)	(151)	(208)
Foreign currency contracts	(1)	(9)	(1)
	(160)	(160)	(209)
Total derivative liabilities — gross	(171)	(183)	(226)
Gross amounts offset in the balance sheet	138	88	111
Cash collateral pledged	—	36	56
Total derivative liabilities — net	$(33)	$(59)	$(59)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Effects of Derivative Instruments

The following tables provide information on the effects of derivative instruments on the Condensed Consolidated Statements of Income and changes in AOCI:

Three Months Ended March 31,:
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income		Location of Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:	2025	2024	2025	2024
Interest rate contracts	$(6)	$17	$(1)	$14	Interest expense

Net Investment Hedges:
Foreign currency contracts	$(6)	$8

	Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2025	2024	Location of Gain (Loss) Recognized in Income
Commodity contracts	$(1)	$(1)	Revenues
Commodity contracts	67	26	Cost of sales
Commodity contracts	—	(1)	Other operating expense (income), net
Foreign currency contracts	(9)	8	Other non-operating income (expense), net
Total	$57	$32

Six Months Ended March 31,:
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income		Location of Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:	2025	2024	2025	2024
Interest rate contracts	$14	$(5)	$1	$27	Interest expense

Net Investment Hedges:
Foreign currency contracts	$7	$(2)

	Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2025	2024	Location of Gain (Loss) Recognized in Income
Commodity contracts	$(2)	$1	Revenues
Commodity contracts	136	(129)	Cost of sales
Commodity contracts	(1)	2	Other operating expense (income), net
Foreign currency contracts	16	(8)	Other non-operating income (expense), net
Total	$149	$(134)

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 13 — Accumulated Other Comprehensive Income (Loss)

The tables below present changes in AOCI, net of tax:

Three Months Ended March 31, 2025	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — December 31, 2024	$9	$(10)	$(312)	$(313)
Other comprehensive income (loss) before reclassification adjustments	—	(4)	47	43
Amounts reclassified from AOCI	1	1	—	2
Other comprehensive income (loss) attributable to UGI	1	(3)	47	45
AOCI — March 31, 2025	$10	$(13)	$(265)	$(268)

Three Months Ended March 31, 2024	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — December 31, 2023	$17	$1	$(250)	$(232)
Other comprehensive income (loss) before reclassification adjustments	—	12	(24)	(12)
Amounts reclassified from AOCI	(1)	(9)	—	(10)
Other comprehensive income (loss) attributable to UGI	(1)	3	(24)	(22)
AOCI — March 31, 2024	$16	$4	$(274)	$(254)

Six Months Ended March 31, 2025	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2024	$10	$(23)	$(240)	$(253)
Other comprehensive income (loss) before reclassification adjustments	—	11	(25)	(14)
Amounts reclassified from AOCI	—	(1)	—	(1)
Other comprehensive income (loss) attributable to UGI	—	10	(25)	(15)
AOCI — March 31, 2025	$10	$(13)	$(265)	$(268)

Six Months Ended March 31, 2024	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2023	$17	$26	$(299)	$(256)
Other comprehensive income (loss) before reclassification adjustments	—	(3)	25	22
Amounts reclassified from AOCI	(1)	(19)	—	(20)
Other comprehensive income (loss) attributable to UGI	(1)	(22)	25	2
AOCI — March 31, 2024	$16	$4	$(274)	$(254)

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

Equity method investments comprise the following:

	Carrying Value			Ownership Interest

Investees	March 31, 2025	September 30, 2024	March 31, 2024	March 31, 2025	September 30, 2024	March 31, 2024
Midstream & Marketing:
Aurum Renewables	$47	$47	$46	40%	40%	40%
Pine Run	91	86	81	49%	49%	49%
MBL Bioenergy	221	206	157	99.99%	99.99%	99.99%
Other	23	20	21	various	various	various
Total Midstream & Marketing	382	359	305
UGI International (a)	10	10	35	various	various	various
Other	1	1	—	various	various	various
Total investments in equity method investees	$393	$370	$340

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Three Months Ended March 31, 2025	Total	Eliminations		Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other (b)
Revenues from external customers	$2,666	$—		$727	$443	$650	$848	$(2)
Intersegment revenues	$—	$(190)	(a)	$46	$144	$—	$—	$—
Cost of sales	$1,301	$(190)	(a)	$378	$385	$348	$402	$(22)
Operating income	$700	$(4)	(a)	$240	$151	$139	$154	$20
Income (loss) from equity investees	3	—		—	3	—	—	—
Other non-operating income (expense), net	(7)	—		1	—	4	—	(12)
Earnings before interest expense and income taxes	696	(4)	(a)	241	154	143	154	8
Interest expense	(102)	3	(a)	(25)	(12)	(11)	(37)	(20)
Income (loss) before income taxes	$594	$(1)		$216	$142	$132	$117	$(12)
Depreciation and amortization	$138	$—		$44	$20	$29	$45	$—
Capital expenditures (including the effects of accruals)	$160	$—		$100	$27	$17	$16	$—

Three Months Ended March 31, 2024	Total	Eliminations		Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other (b)
Revenues from external customers	$2,467	$—		$623	$375	$673	$795	$1
Intersegment revenues	$—	$(131)	(a)	$23	$108	$—	$—	$—
Cost of sales	$1,030	$(131)	(a)	$274	$283	$368	$362	$(126)
Operating income	$717	$1		$225	$151	$124	$138	$78
Income (loss) from equity investees	1	—		—	2	(1)	—	—
Other non-operating income (expense), net	11	—		1	—	8	—	2
Earnings before interest expense and income taxes	729	1		226	153	131	138	80
Interest expense	(100)	—		(24)	(9)	(11)	(40)	(16)
Income before income taxes	$629	$1		$202	$144	$120	$98	$64
Depreciation and amortization	$138	$—		$41	$22	$29	$44	$2
Capital expenditures (including the effects of accruals)	$167	$—		$91	$33	$19	$24	$—

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Six Months Ended March 31, 2025	Total	Eliminations		Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other (b)
Revenues from external customers	$4,696	$—		$1,197	$739	$1,288	$1,475	$(3)
Intersegment revenues	$—	$(276)	(a)	$61	$215	$—	$—	$—
Cost of sales	$2,224	$(276)	(a)	$582	$614	$722	$682	$(100)
Operating income	$1,187	$(3)	(a)	$378	$242	$245	$228	$97
Income (loss) from equity investees	6	—		—	7	(1)	—	—
Other non-operating income (expense), net	22	—		4	—	9	—	9
Earnings before interest expense and income taxes	1,215	(3)	(a)	382	249	253	228	106
Interest expense	(204)	3	(a)	(51)	(24)	(21)	(70)	(41)
Income before income taxes	$1,011	$—		$331	$225	$232	$158	$65
Depreciation and amortization	$276	$—		$88	$40	$58	$90	$—
Capital expenditures (including the effects of accruals)	$335	$—		$206	$59	$31	$39	$—
As of March 31, 2025
Total assets	$15,746	$(366)		$6,261	$3,378	$3,171	$3,110	$192

Six Months Ended March 31, 2024	Total	Eliminations		Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other (b)
Revenues from external customers	$4,588	$—		$1,103	$702	$1,398	$1,424	$(39)
Intersegment revenues	$—	$(211)	(a)	$36	$175	$—	$—	$—
Cost of sales	$2,232	$(211)	(a)	$495	$522	$814	$645	$(33)
Operating income (loss)	$949	$—		$359	$250	$237	$209	$(106)
Income (loss) from equity investees	2	—		—	5	(3)	—	—
Other non-operating income (expense), net	(2)	—		2	—	14	—	(18)
Earnings (loss) before interest expense and income taxes	949	—		361	255	248	209	(124)
Interest expense	(200)	—		(47)	(20)	(22)	(81)	(30)
Income (loss) before income taxes	$749	$—		$314	$235	$226	$128	$(154)
Depreciation and amortization	$275	$—		$82	$44	$59	$88	$2
Capital expenditures (including the effects of accruals)	$300	$—		$173	$52	$31	$44	$—
As of March 31, 2024
Total assets	$15,624	$(131)		$5,850	$3,204	$3,030	$3,467	$204
(a)Represents the elimination of intersegment transactions, including intersegment interest income and expense.
(b)Corporate & Other includes specific items attributable to our reportable segments that are not included in the segment profit measures used by our CODM in assessing our reportable segments’ performance or allocating resources. The following table presents such pre-tax gains (losses) which have been included in Corporate & Other, and the reportable segments to which they relate:

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Three Months Ended March 31, 2025	Location on Income Statement	Midstream & Marketing	UGI International	AmeriGas Propane
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Revenues	$(1)	$—	$—
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Cost of sales	$26	$(8)	$3
Unrealized gains (losses) on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$(13)	$—
Interest income from intersegment loan	Other operating expense (income), net	$—	$3	$—

Three Months Ended March 31, 2024	Location on Income Statement	Midstream & Marketing	UGI International	AmeriGas Propane
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Cost of sales	$41	$53	$34
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Other operating expense (income), net	$—	$1	$—
Restructuring costs	Operating and administrative expenses	$—	$(34)	$—
AmeriGas operations enhancement for growth project	Operating and administrative expenses	$—	$—	$(6)
Unrealized gains (losses) on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$1	$—
Costs associated with exit of the UGI International energy marketing business	Operating and administrative expenses/Other operating expense (income), net	$—	$(2)	$—
Impairment of assets	Other operating expense (income), net	$—	$(7)	$—

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Six Months Ended March 31, 2025	Location on Income Statement	Midstream & Marketing	UGI International	AmeriGas Propane
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Revenues	$(2)	$—	$—
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Cost of sales	$85	$4	$10
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Other operating expense (income), net	$—	$1	$—
Unrealized gains (losses) on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$9	$—
Interest income from intersegment loan	Other operating expense (income), net	$—	$3	$—

Six Months Ended March 31, 2024	Location on Income Statement	Midstream & Marketing	UGI International	AmeriGas Propane
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Revenues	$1	$1	$—
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Cost of sales	$(6)	$12	$28
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Other operating expense (income), net	$—	$(2)	$—
Restructuring costs	Operating and administrative expenses	$—	$(34)	$—
Unrealized gains (losses) on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$(19)	$—
AmeriGas operations enhancement for growth project	Operating and administrative expenses	$—	$—	$(13)
Costs associated with exit of the UGI International energy marketing business	Revenues	$—	$(42)	$—
Costs associated with exit of the UGI International energy marketing business	Operating and administrative expenses/Other operating expense (income), net	$—	$(10)	$—
Costs associated with exit of the UGI International energy marketing business	Loss on disposal of business	$—	$(28)	$—
Impairment of assets	Other operating expense (income), net	$—	$(7)	$—

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you against relying on any forward-looking statement as these statements are subject to risks and uncertainties that may cause actual results to vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind those factors set forth in Item 1A. Risk Factors in the Company’s 2024 Annual Report and the following important factors that could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) weather conditions (including increasingly uncertain weather patterns due to climate change) resulting in reduced demand, the seasonal nature of our business, and disruptions in our operations and supply chain; (2) cost volatility and availability of energy products, including propane and other LPG, electricity, and natural gas, as well as the availability of LPG cylinders, and the capacity to transport product to our customers; (3) changes in domestic and foreign laws and regulations, including safety, health, tax, transportation, consumer protection, data privacy, accounting, trade restrictions and policies, such as tariffs and related sanctions, and environmental matters, such as regulatory responses to climate change; (4) inability to timely recover costs through utility rate proceedings; (5) the impact of pending and future legal or regulatory proceedings, inquiries or investigations; (6) competitive pressures from the same and alternative energy sources; (7) failure to acquire new customers or retain current customers thereby reducing or limiting any increase in revenues; (8) liability for environmental claims; (9) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (10) adverse labor relations and our ability to address existing or potential workforce shortages; (11) customer, counterparty, supplier, or vendor defaults; (12) liability for uninsured claims and for claims in excess of insurance coverage, including those for personal injury and property damage arising from explosions, acts of war, terrorism, natural disasters, pandemics, and other catastrophic events that may result from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas and LPG in all forms; (13) transmission or distribution system service interruptions; (14) political, regulatory and economic conditions in the United States, Europe and other foreign countries, including uncertainties related to the war between Russia and Ukraine, the conflict in the Middle East, the European energy crisis, the adoption and expansion of tariffs or other trade restrictions and policies, and foreign currency exchange rate fluctuations, particularly the euro; (15) credit and capital market conditions, including reduced access to capital markets and interest rate fluctuations; (16) changes in commodity market prices resulting in significantly higher cash collateral requirements; (17) impacts of our indebtedness and the restrictive covenants in our debt agreements; (18) reduced distributions from subsidiaries impacting the ability to pay dividends or service debt; (19) changes in Marcellus and Utica Shale gas production; (20) the success of our strategic initiatives and investments intended to advance our business strategy; (21) our ability to successfully integrate acquired businesses and achieve anticipated synergies; (22) the interruption, disruption, failure, malfunction, or breach of our information technology systems, and those of our third-party vendors or service providers, including due to cyber attack; (23) the inability to complete pending or future energy infrastructure projects; (24) our ability to attract, develop, retain and engage key employees; (25) uncertainties related to global pandemics; (26) the impact of a material impairment of our assets, (27) the impact of proposed or future tax legislation; (28) the impact of changes in governmental policies related to tariffs, reciprocal and retaliatory tariffs, and other tariff-related measures, trade agreements, or policies; (29) the impact of declines in the stock market or bond market, and a low interest rate environment, on our pension liability; (30) our ability to protect our intellectual property; (31) our ability to overcome supply chain issues that may result in delays or shortages in, as well as increased costs of, equipment, materials or other resources that are critical to our business operations; and (32) our ability to control operating costs and realize cost savings.

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

UGI CORPORATION AND SUBSIDIARIES

ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Company’s results of operations for the 2025 three-month period with the 2024 three-month period and the 2025 six-month period with the 2024 six-month period. Our analysis of results of operations should be read in conjunction with the segment information included in Note 15 to Condensed Consolidated Financial Statements.

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

UGI CORPORATION AND SUBSIDIARIES
The following tables reflect the adjustments referred to above and reconcile net income attributable to UGI Corporation, the most directly comparable GAAP measure, to adjusted net income attributable to UGI Corporation, and reconcile diluted earnings per share, the most directly comparable GAAP measure, to adjusted diluted earnings per share:

Adjusted net income attributable to UGI Corporation:	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in millions)	2025	2024	2025	2024
Utilities	$166	$155	$255	$241
Midstream & Marketing	150	120	239	212
UGI International	93	91	193	174
AmeriGas Propane	25	37	(21)	53
Corporate & Other (a)	45	93	188	(90)
Net income attributable to UGI Corporation	479	496	854	590
Net losses (gains) on commodity derivative instruments not associated with current-period transactions (net of tax of $15, $19, $29 and $1, respectively)	(5)	(110)	(69)	(33)
Unrealized losses (gains) on foreign currency derivative instruments (net of tax of $(3), $0, $3 and $(6), respectively)	10	(1)	(6)	13
AmeriGas operations enhancement for growth project (net of tax of $0, $(1), $0 and $(3), respectively)	—	5	—	10
Restructuring costs (net of tax of $0, $(9), $0 and $(10), respectively)	—	27	—	30
Costs associated with exit of UGI International energy marketing business (net of tax of $0, $(1), $0 and $(14), respectively)	—	1	—	66
Impairment of assets (net of tax of $0, $(2), $0 and $(2), respectively)	—	5	—	5
Total adjustments (a) (b)	5	(73)	(75)	91
Adjusted net income attributable to UGI Corporation	$484	$423	$779	$681

	Three Months Ended March 31,		Six Months Ended March 31,
Adjusted diluted earnings per share:	2025	2024	2025	2024
Utilities	$0.76	$0.72	$1.17	$1.12
Midstream & Marketing	0.69	0.56	1.10	0.98
UGI International	0.42	0.42	0.89	0.81
AmeriGas Propane	0.11	0.17	(0.10)	0.25
Corporate & Other (a)	0.21	0.43	0.87	(0.42)
Diluted earnings per share	2.19	2.30	3.93	2.74
Net losses (gains) on commodity derivative instruments not associated with current-period transactions	(0.03)	(0.50)	(0.32)	(0.16)
Unrealized losses (gains) on foreign currency derivative instruments	0.05	—	(0.03)	0.06
AmeriGas operations enhancement for growth project	—	0.02	—	0.05
Restructuring costs	—	0.13	—	0.14
Costs associated with exit of UGI International energy marketing business	—	—	—	0.31
Impairment of assets	—	0.02	—	0.02
Total adjustments (a)	0.02	(0.33)	(0.35)	0.42
Adjusted diluted earnings per share	$2.21	$1.97	$3.58	$3.16

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

Executive Overview

2025 three-month period compared with 2024 three-month period

Net income attributable to UGI Corporation for the 2025 three-month period was $479 million (equal to $2.19 per diluted share) compared to $496 million (equal to $2.30 earnings per diluted share) for the 2024 three-month period. These results include net gains (losses) from changes in unrealized commodity derivative instruments and certain foreign currency derivative instruments of $(5) million and $111 million during the 2025 and 2024 three-month periods, respectively.

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

Adjusted net income attributable to UGI Corporation for the 2025 three-month period was $484 million (equal to $2.21 per diluted share) compared to adjusted net income of $423 million (equal to $1.97 per diluted share) for the 2024 three-month period. The increase in adjusted net income attributable to UGI Corporation during the 2025 three-month period reflects higher earnings contributions primarily from our Midstream & Marketing and Utilities segments and, to a much lesser extent, our UGI International segment, partially offset by lower earnings contributions from the AmeriGas Propane segment. In addition, the increase in adjusted net income during the 2025 three-month period also reflects significantly lower income tax expenses primarily related to an increase in investment tax credits in our Midstream & Marketing segment and the release of a valuation allowance on deferred tax assets expected to be utilized in the current year in our UGI International segment. During the 2025 three-month period, temperatures in all of our segments were significantly colder than the prior-year period.

Utilities’ adjusted net income attributable to UGI Corporation increased $11 million in the 2025 three-month period compared to the prior-year period, primarily attributable to higher total margin due in large part to higher core market volumes.

Midstream & Marketing’s adjusted net income attributable to UGI Corporation increased $30 million in the 2025 three-month period, primarily attributable to lower income tax expenses, reflecting higher investment tax credits in the 2025 three-month period.
UGI International’s adjusted net income attributable to UGI Corporation increased $2 million in the 2025 three-month period, reflecting lower operating and administrative expenses substantially offset by higher income tax expenses.
AmeriGas Propane’s adjusted net income attributable to UGI Corporation decreased $12 million in the 2025 three-month period as higher total margin, primarily resulting from higher retail propane volumes sold and higher average retail propane unit margins was more than offset by higher income tax expenses.
2025 six-month period compared with 2024 six-month period

Net income attributable to UGI Corporation for the 2025 six-month period was $854 million (equal to $3.93 per diluted share) compared to $590 million (equal to $2.74 per diluted share) for the 2024 six-month period. These results include net gains from changes in unrealized commodity derivative instruments and certain foreign currency derivative instruments of $75 million and $20 million during the 2025 and 2024 six-month periods, respectively.

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

UGI CORPORATION AND SUBSIDIARIES
Adjusted net income attributable to UGI Corporation for the 2025 six-month period was $779 million (equal to $3.58 per diluted share) compared to $681 million (equal to $3.16 per diluted share) for the 2024 six-month period. The increase in adjusted net income attributable to UGI Corporation for the 2025 six-month period reflects higher earnings contributions from our Midstream & Marketing, UGI International and Utilities segments, partially offset by lower earnings contributions from the AmeriGas Propane segment. In addition, the increase in adjusted net income during the 2025 six-month period also reflects significantly lower income tax expenses primarily related to an increase in investment tax credits in our Midstream & Marketing segment and the release of a valuation allowance on deferred tax assets expected to be utilized in the current year in our UGI International segment. During the 2025 six-month period, temperatures in all of our segments were significantly colder than the prior-year period.

Utilities’ adjusted net income attributable to UGI Corporation increased $14 million in the 2025 six-month period. The increase was largely attributable to higher total margin due in large part to higher core market volumes and the increase in the base rate at WV Gas Utility effective January 2024, partially offset by higher operating and administrative expenses.

Midstream & Marketing’s adjusted net income attributable to UGI Corporation increased $27 million in the 2025 six-month period. The increase is primarily attributable to lower income tax expenses, reflecting higher investment tax credits in the 2025 six-month period, partially offset by lower total margin from lower midstream margins.

UGI International’s adjusted net income attributable to UGI Corporation increased $19 million in the 2025 six-month period. The increase is mainly attributable to lower operating and administrative expenses and lower income tax expenses, partially offset by lower margin contributions primarily from our energy marketing activities, reflecting the exit of substantially all of UGI International’s energy marketing business in Fiscal 2024.

AmeriGas Propane’s adjusted net income attributable to UGI Corporation decreased $74 million in the 2025 six-month period. The decrease principally reflects higher income tax expenses, partially offset by higher total margin and lower operating and administrative expenses in the 2025 six-month period.

Analysis of Segment Results

2025 Three-Month Period Compared with the 2024 Three-Month Period

Utilities

For the three months ended March 31,	2025	2024	Increase (Decrease)
(Dollars in millions)
Revenues	$773	$646	$127	20%
Total margin (a)	$385	$363	$22	6%
Operating and administrative expenses (a)	$103	$97	$6	6%
Operating income	$240	$225	$15	7%
Earnings before interest expense and income taxes	$241	$226	$15	7%
Gas Utility system throughput—bcf
Core market	53	45	8	18%
Total	128	121	7	6%
Electric Utility distribution sales - gwh	279	266	13	5%
Gas Utility degree days—% colder (warmer) than normal (b)	0.3%	(16.4)%	—	—
(a)Total margin represents revenues less cost of sales and revenue-related taxes (i.e., gross receipts and business and occupation taxes) of $10 million and $9 million during the 2025 and 2024 three-month periods, respectively. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating and administrative expenses presented above).
(b)Deviation from average heating degree days is determined on a 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for airports located within Gas Utility’s service territories.

UGI CORPORATION AND SUBSIDIARIES
Temperatures in Gas Utility’s service territories during the 2025 three-month period were 0.3% colder than normal and 15.1% colder than the prior-year period. Gas Utility core market volumes increased 18% during the 2025 three-month period, principally reflecting the impact from the significantly colder weather compared to the prior-year period. Total Gas Utility volume increased 6% during the 2025 three-month period, mainly reflecting the increase in core market volumes. The increase in Electric Utility distribution sales volumes is primarily attributable to colder weather during the 2025 three-month period.
Utilities revenues increased $127 million in the 2025 three-month period, primarily reflecting higher Gas Utility revenues ($122 million). The increase in Gas Utility revenues was largely attributable to the higher core market volumes and higher off-system sales, partially offset by the effects of the weather normalization adjustments. The increase in Electric Utility revenues ($5 million) in the 2025 three-month period is principally attributable to the higher sales volumes and higher DS rates.

Utilities cost of sales increased $105 million in the 2025 three-month period, primarily reflecting higher Gas Utility cost of sales ($100 million). The increase in Gas Utility cost of sales was largely attributable to the higher core market volumes and higher cost of sales associated with off-system sales. The increase in Electric Utility cost of sales ($5 million) is principally attributable to the higher sales volumes and higher DS rates.

Utilities total margin increased $22 million during the 2025 three-month period, reflecting higher Gas Utility total margin ($22 million). The increase in Gas Utility total margin mainly reflects the higher core market volumes, partially offset by the effects of the weather normalization adjustments. Electric Utility margin was comparable to the prior-year period.

Utilities operating income and earnings before interest expense and income taxes each increased $15 million during the 2025 three-month period. These increases largely reflect the increase in total margin ($22 million), partially offset by higher operating and administrative expenses ($6 million) and higher depreciation expense ($3 million). The higher operating and administrative expenses reflect, among other things, higher maintenance expense and slightly higher uncollectible accounts expenses. The higher depreciation expense compared to the prior-year period reflects the effects of continued distribution system capital expenditure activity.

Midstream & Marketing

For the three months ended March 31,	2025	2024	Increase (Decrease)
(Dollars in millions)
Revenues	$587	$483	$104	22%
Total margin (a)	$202	$200	$2	1%
Operating and administrative expenses	$31	$29	$2	7%
Operating income	$151	$151	$—	—%
Earnings before interest expense and income taxes	$154	$153	$1	1%
(a)Total margin represents revenues less cost of sales.

Average temperatures across Midstream & Marketing’s energy marketing territory during the 2025 three-month period were 2.5% colder than normal and 14.9% colder than the prior-year period.

Midstream & Marketing revenues increased $104 million compared to the prior-year period, primarily reflecting higher revenues from natural gas marketing activities ($97 million), including the effects of capacity management activities, that were primarily impacted by the colder weather, and higher midstream revenues ($5 million), mainly from higher peaking revenues. These increases were partially offset by absence of revenues from UGID that was sold in September 2024 ($9 million).

Midstream & Marketing cost of sales increased $102 million compared to the prior-year period, primarily reflecting higher natural gas costs ($89 million) related to the previously mentioned natural gas marketing activities and higher midstream cost of sales ($10 million), mainly from higher peaking activities. These increases were partially offset by absence of cost of sales from UGID that was sold in September 2024 ($6 million).

Midstream & Marketing total margin was slightly higher than the prior-year period as the effects of higher capacity management margin ($5 million) and higher total margin from natural gas marketing activities ($3 million) was largely offset by lower midstream margins ($5 million), mainly from lower natural gas gathering and processing activities, and absence of margins from UGID that was sold in September 2024 ($3 million).

UGI CORPORATION AND SUBSIDIARIES
Midstream & Marketing operating income and earnings before interest expense and income taxes during the 2025 three-month period were comparable to the prior-year period as slightly higher total margin was substantially offset by slightly higher operating and administrative expenses.

UGI International

For the three months ended March 31,	2025	2024	Increase (Decrease)
(Dollars in millions)
Revenues	$650	$673	$(23)	(3)%
Total margin (a)	$302	$305	$(3)	(1)%
Operating and administrative expenses	$142	$155	$(13)	(8)%
Operating income	$139	$124	$15	12%
Earnings before interest expense and income taxes	$143	$131	$12	9%
LPG retail gallons sold (millions)	213	221	(8)	(4)%
Degree days—% (warmer) than normal (b)	(2.2)%	(13.2)%	—	—
(a)Total margin represents revenues less cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data at locations in our UGI International service territories.

Average temperatures during the 2025 three-month period were 2.2% warmer than normal and 10.4.% colder than the prior-year period. Notwithstanding the colder weather, total LPG retail gallons sold during the 2025 three-month period were 4% lower than the prior-year period, largely due to continued structural conservation and the absence of certain customers who previously converted from natural gas to LPG, substantially offset by the impact from the colder weather.

UGI International base-currency results are translated into USD based upon exchange rates experienced during the reporting periods. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During the 2025 and 2024 three-month periods, the average unweighted euro-to-USD translation rates were approximately $1.05 and $1.09, respectively, and the average unweighted British pound sterling-to-USD translation rates were approximately $1.26 and $1.27, respectively. Fluctuations in these foreign currency exchange rates can have a significant impact on the individual financial statement components discussed below. The Company uses forward foreign currency exchange contracts entered into over multi-year periods to reduce the volatility in earnings that may result from such changes in foreign currency exchange rates. These forward foreign currency exchange contracts resulted in realized net gains of $3 million and $6 million in the 2025 and 2024 three-month periods, respectively.

Average wholesale prices for propane and butane during the 2025 three-month period in northwest Europe were approximately 11.1% and 10.2% higher, respectively, compared with the prior-year period. UGI International revenues and cost of sales decreased $23 million and $20 million, respectively, during the 2025 three-month period compared to the prior-year period. The decrease in revenues principally reflects lower LPG volumes sold and the translation effects of the weaker foreign currencies (approximately $19 million), substantially offset by the effects of LPG price increases across Europe. The decrease in cost of sales principally reflects lower LPG volumes sold and the translation effects of the weaker foreign currencies (approximately $10 million), substantially offset by higher LPG product costs.

UGI International total margin decreased $3 million during the 2025 three-month period, primarily reflecting lower margin contributions from our LPG business. The lower margin contribution from our LPG business reflects lower LPG retail volumes sold and the translation effects of the weaker foreign currencies (approximately $9 million), substantially offset by the effects of higher average unit margins attributable to strong margin management efforts. Our energy marketing activities did not have a material impact on either of the three-month periods as the aforementioned exit of substantially all of UGI International’s energy marketing business was completed as of the end of the first quarter of Fiscal 2024.

UGI CORPORATION AND SUBSIDIARIES
UGI International operating income and earnings before interest expense and income taxes increased $15 million and $12 million, respectively, during the 2025 three-month period. The increase in operating income principally reflects lower operating and administrative expenses ($13 million) and slightly higher other operating income, partially offset by the $3 million decrease in total margin. The lower operating and administrative expenses in the 2025 three-month period primarily reflects lower personnel and maintenance expenses, lower distribution expenses due to lower retail volumes sold and the translation effects of the weaker foreign currencies (approximately $6 million), partially offset by the effects of inflationary increases. The increase in earnings before interest expense and income taxes in the 2025 three-month period largely reflects the $15 million increase in operating income, partially offset by lower realized gains on foreign currency exchange contracts entered into in order to reduce volatility in UGI International earnings resulting from the effects of changes in foreign currency exchange rates ($3 million).
AmeriGas Propane

For the three months ended March 31,	2025	2024	Increase (Decrease)
(Dollars in millions)
Revenues	$848	$795	$53	7%
Total margin (a)	$446	$433	$13	3%
Operating and administrative expenses	$257	$258	$(1)	—%
Operating income / earnings before interest expense and income taxes	$154	$138	$16	12%
Retail gallons sold (millions)	269	261	8	3%
Degree days—% colder (warmer) than normal (b)	2.8%	(8.6)%	—	—
(a)Total margin represents total revenues less total cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for 344 regions in the U.S., excluding Alaska and Hawaii.

Average temperatures during the 2025 three-month period were 2.8% colder than normal and 10.5% colder than the prior-year period. Total retail gallons sold increased 3% during the 2025 three-month period primarily due to the impact from the colder weather, partially offset by continuing customer attrition.

Average daily wholesale propane commodity prices during the 2025 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 7% higher than such prices during the 2024 three-month period. Total revenues increased $53 million during the 2025 three-month period largely reflecting the effects of higher average retail propane selling prices ($30 million), higher retail volumes sold ($21 million) and higher wholesale revenues ($6 million), partially offset by lower fee income ($4 million).

Total cost of sales increased $40 million during the 2025 three-month period largely reflecting the higher retail propane product costs ($22 million), the higher volumes sold ($10 million) and the higher wholesale cost of sales ($8 million).

Total margin increased $13 million in the 2025 three-month period largely attributable to the higher retail propane volumes sold ($12 million) and higher average retail propane unit margins ($7 million), partially offset by lower fee income ($4 million).

Operating income and earnings before interest expense and income taxes each increased $16 million during the 2025 three-month period, primarily reflecting the increase in total margin ($13 million) and higher gains on asset sales ($4 million). Operating and administrative expenses were comparable to the prior-year period as lower compensation expenses were substantially offset by higher general insurance expenses.

Interest Expense and Income Taxes

Our consolidated interest expense during the 2025 three-month period was $102 million compared to $100 million during the 2024 three-month period. The slight increase in interest expense reflects the effects of higher average long-term debt outstanding at Utilities and UGI Corporation, substantially offset by lower interest expense from lower average long-term debt outstanding at AmeriGas Propane and lower average credit agreement borrowings during the 2025 three-month period.

The decrease in the Company’s income tax rate for the 2025 three-month period principally reflects an increase in investment tax credits in our Midstream & Marketing segment and the release of a valuation allowance on deferred tax assets expected to be utilized by our UGI International segment.

UGI CORPORATION AND SUBSIDIARIES
2025 Six-Month Period Compared with the 2024 Six-Month Period
Utilities

For the six months ended March 31,	2025	2024	Increase (Decrease)
(Dollars in millions)
Revenues	$1,258	$1,139	$119	10%
Total margin (a)	$659	$628	$31	5%
Operating and administrative expenses (a)	$194	$185	$9	5%
Operating income	$378	$359	$19	5%
Earnings before interest expense and income taxes	$382	$361	$21	6%
Gas Utility system throughput—bcf
Core market	84	75	9	12%
Total	226	225	1	—%
Electric Utility distribution sales - gwh	521	507	14	3%
Gas Utility degree days—% (warmer) than normal (b)	(1.1)%	(14.2)%	—	—
(a)Total margin represents revenues less cost of sales and revenue-related taxes (i.e., gross receipts and business and occupation taxes) of $17 million and $16 million during the 2025 and 2024 six-month periods, respectively. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating and administrative expenses presented above).
(b)Deviation from average heating degree days is determined on a 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for airports located within Gas Utility’s service territories.

Temperatures in Gas Utility’s service territories during the 2025 six-month period were 1.1% warmer than normal and 10.1% colder than the prior-year period. Gas Utility core market volumes increased 12% during the 2025 six-month period, principally reflecting the impact from the colder weather compared to the prior-year period. Total Gas Utility volume was comparable to the prior year period, notwithstanding the increase in core market volumes, primarily reflecting lower large firm delivery service volumes. The increase in Electric Utility distribution sales volumes is primarily attributable to colder weather during the 2025 six-month period.
Utilities revenues increased $119 million in the 2025 six-month period, primarily reflecting higher Gas Utility revenues ($114 million). The increase in Gas Utility revenues was largely attributable to the higher core market volumes, the increase in the base rate for WV Gas Utility effective January 1, 2024 and higher off-system sales. These increases were partially offset by the effects of the weather normalization adjustments. The increase in Electric Utility revenues ($5 million) in the 2025 six-month period is principally attributable to the higher sales volumes and higher DS rates.

Utilities cost of sales increased $88 million in the 2025 six-month period, primarily reflecting higher Gas Utility cost of sales ($84 million). The increase in Gas Utility cost of sales was largely attributable to the higher core market volumes and higher cost of sales associated with off-system sales. The increase in Electric Utility cost of sales ($4 million) is principally attributable to the higher sales volumes and higher DS rates.

Utilities total margin increased $31 million during the 2025 six-month period, reflecting higher Gas Utility total margin. The increase in Gas Utility total margin mainly reflects the higher core market volumes and the increase in the base rate for WV Gas Utility effective January 1, 2024, partially offset by the effects of the weather normalization adjustments. Electric Utility margin was comparable to the prior-year period.

Utilities operating income and earnings before interest expense and income taxes increased $19 million and $21 million, respectively, during the 2025 six-month period. These increases largely reflect the increase in total margin ($31 million), partially offset by higher operating and administrative expenses ($9 million) and higher depreciation expense ($6 million). The higher operating and administrative expenses reflect, among other things, higher maintenance expenses, higher personnel expenses and higher uncollectible accounts expenses. The higher depreciation expense compared to the prior-year period reflects the effects of continued distribution system capital expenditure activity.

UGI CORPORATION AND SUBSIDIARIES
Midstream & Marketing

For the six months ended March 31,	2025	2024	Increase (Decrease)
(Dollars in millions)
Revenues	$954	$877	$77	9%
Total margin (a)	$340	$355	$(15)	(4)%
Operating and administrative expenses	$60	$60	$—	—%
Operating income	$242	$250	$(8)	(3)%
Earnings before interest expense and income taxes	$249	$255	$(6)	(2)%
(a)Total margin represents revenues less cost of sales.

Average temperatures across Midstream & Marketing’s energy marketing territory during the 2025 six-month period were 0.1% warmer than normal and 10.5% colder than the prior-year period.

Midstream & Marketing revenues increased $77 million compared to the prior-year period, primarily reflecting higher revenues from natural gas marketing activities ($84 million), including the effects of capacity management activities, that were primarily impacted by the colder weather, and higher revenues from renewable energy ($6 million). These increases were partially offset by absence of revenues from UGID that was sold in September 2024 ($18 million).

Midstream & Marketing cost of sales increased $92 million compared to the prior-year period, primarily reflecting higher natural gas costs ($81 million) related to the previously mentioned natural gas marketing activities, higher midstream cost of sales ($13 million), mainly from higher peaking activities, and higher cost of sales from renewable energy ($4 million). These increases were partially offset by absence of cost of sales from UGID that was sold in September 2024 ($11 million).

Midstream & Marketing total margin decreased $15 million compared to the prior-year period, primarily reflecting lower midstream margins ($15 million), mainly from lower natural gas gathering and processing activities, and absence of margins from UGID that was sold in September 2024 ($7 million). These increases were partially offset by higher total margin from natural gas marketing activities ($3 million) and higher margins from renewable energy ($2 million).

Midstream & Marketing operating income and earnings before interest expense and income taxes during the 2025 six-month period decreased $8 million and $6 million, respectively, compared to the prior-year period. The decrease in operating income is largely attributable to the lower total margin ($15 million), partially offset by higher other operating income ($4 million) and lower depreciation and amortization expense ($4 million). The decrease in earnings before interest expense and income taxes principally reflects the decrease in operating income ($8 million), partially offset by slightly higher income from equity investees ($2 million).

UGI International

For the six months ended March 31,	2025	2024	Increase (Decrease)
(Dollars in millions)
Revenues	$1,288	$1,398	$(110)	(8)%
Total margin (a)	$566	$584	$(18)	(3)%
Operating and administrative expenses	$276	$302	$(26)	(9)%
Operating income	$245	$237	$8	3%
Earnings before interest expense and income taxes	$253	$248	$5	2%
LPG retail gallons sold (millions)	431	435	(4)	(1)%
Degree days—% (warmer) than normal (b)	(2.8)%	(12.7)%	—	—
(a)Total margin represents revenues less cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data at locations in our UGI International service territories.

UGI CORPORATION AND SUBSIDIARIES
Average temperatures during the 2025 six-month period were 2.8% warmer than normal and 9.4% colder than the prior-year period. Notwithstanding the colder weather, total LPG retail gallons sold during the 2025 six-month period slightly decreased compared to the prior-year period, largely attributable to continued structural conservation and the absence of certain customers who previously converted from natural gas to LPG, substantially offset by the impact from the colder weather and higher crop drying campaigns.

UGI International base-currency results are translated into USD based upon exchange rates experienced during the reporting periods. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During the 2025 and 2024 six-month periods, the average unweighted euro-to-USD translation rates were approximately $1.06 and $1.08, respectively, and the average unweighted British pound sterling-to-USD translation rates were approximately $1.27 and $1.26, respectively. Fluctuations in these foreign currency exchange rates can have a significant impact on the individual financial statement components discussed below. The Company uses forward foreign currency exchange contracts entered into over multi-year periods to reduce the volatility in earnings that may result from such changes in foreign currency exchange rates. These forward foreign currency exchange contracts resulted in realized net gains of $7 million and $10 million in the 2025 and 2024 six-month periods, respectively.

Average wholesale prices for propane and butane during the 2025 six-month period in northwest Europe were approximately 12.3% and 7.8% higher, respectively, compared with the prior-year period. UGI International revenues and cost of sales decreased $110 million and $92 million, respectively, during the 2025 six-month period compared to the prior-year period. The decrease in revenues and cost of sales principally reflects significantly lower energy marketing activities during the 2025 six-month period resulting from the exit of substantially all of UGI International’s energy marketing business in Belgium, France and the Netherlands in Fiscal 2024. The decrease in revenues was also attributable to the lower LPG retail volumes sold and the translation effects of the weaker foreign currencies (approximately $24 million), partially offset by LPG price increases across Europe. The decrease in cost of sales was also attributable to the lower LPG retail volumes sold and the translation effects of the weaker foreign currencies (approximately $12 million), substantially offset by higher LPG product costs.

UGI International total margin decreased $18 million during the 2025 six-month period primarily reflecting the translation effects of the weaker foreign currencies (approximately $12 million) and lower margin contributions primarily from our energy marketing activities, partially offset by slightly higher margin contributions from our LPG business. The lower margin from our energy marketing activities reflects the impact of the aforementioned exit of substantially all of UGI International’s energy marketing business. The slightly higher margin from our LPG business primarily reflects the effects of higher average unit margins in the 2025 six-month period, substantially offset by the lower LPG retail volumes sold.

UGI International operating income and earnings before interest expense and income taxes increased $8 million and $5 million, respectively, during the 2025 six-month period. The increase in operating income principally reflects lower operating and administrative expenses ($26 million), partially offset by the decrease in total margin ($18 million). The lower operating and administrative expenses in the 2025 six-month period primarily reflects lower personnel and maintenance expenses in our LPG business, the translation effects of the weaker foreign currencies (approximately $7 million) and a decline in energy marketing-related operating expenses, partially offset by the effects of inflationary increases. The increase in earnings before interest expense and income taxes in the 2025 six-month period largely reflects the $8 million increase in operating income, partially offset by lower realized gains on foreign currency exchange contracts entered into in order to reduce volatility in UGI International earnings resulting from the effects of changes in foreign currency exchange rates ($3 million).
AmeriGas Propane

For the six months ended March 31,	2025	2024	Increase (Decrease)
(Dollars in millions)
Revenues	$1,475	$1,424	$51	4%
Total margin (a)	$793	$779	$14	2%
Operating and administrative expenses	$493	$501	$(8)	(2)%
Operating income / earnings before interest expense and income taxes	$228	$209	$19	9%
Retail gallons sold (millions)	473	467	6	1%
Degree days—% (warmer) than normal (b)	(1.1)%	(7.7)%	—	—
(a)Total margin represents total revenues less total cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for 344 regions in the U.S., excluding Alaska and Hawaii.

UGI CORPORATION AND SUBSIDIARIES

Average temperatures during the 2025 six-month period were 1.1% warmer than normal and 6.1% colder than the prior-year period. Total retail gallons sold increased 1% during the 2025 six-month period, primarily due to the impact from the colder weather, partially offset by continuing customer attrition.

Average daily wholesale propane commodity prices during the 2025 six-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 11% higher than such prices during the 2024 six-month period. Total revenues increased $51 million during the 2025 six-month period reflecting the effects of higher average retail propane selling prices ($36 million), higher retail volumes sold ($16 million) and higher wholesale revenues ($6 million), partially offset by lower fee income ($7 million).

Total cost of sales increased $37 million during the 2025 six-month period largely reflecting higher retail propane product costs ($22 million), the higher volumes sold ($7 million) and the higher wholesale cost of sales ($8 million).

Total margin increased $14 million in the 2025 six-month period reflecting higher average retail propane unit margins ($14 million) and the higher retail propane volumes sold ($9 million), partially offset by lower fee income ($7 million).

Operating income and earnings before interest expense and income taxes each increased $19 million during the 2025 six-month period, primarily reflecting the increase in total margin ($14 million) and lower operating and administrative expenses ($8 million). The decrease in operating and administrative expenses primarily reflects lower compensation expenses.

Interest Expense and Income Taxes

Our consolidated interest expense during the 2025 six-month period was $204 million compared to $200 million during the 2024 six-month period. The slight increase in interest expense reflects the effects of higher average long-term debt outstanding at Utilities and UGI Corporation, substantially offset by lower interest expense from lower average long-term debt outstanding at AmeriGas Propane and lower average credit agreement borrowings during the 2025 six-month period.

The decrease in the Company’s income tax rate for the 2025 six-month period principally reflects an increase in investment tax credits in our Midstream & Marketing segment and the release of a valuation allowance on deferred tax assets expected to be utilized by our UGI International segment.

FINANCIAL CONDITION AND LIQUIDITY

The Company expects to have sufficient liquidity including cash on hand and available borrowing capacity, to continue to support long-term commitments and ongoing operations. Our total available liquidity balance, comprising cash and cash equivalents and available borrowing capacity on our revolving credit facilities, totaled approximately $1.9 billion and $1.5 billion at March 31, 2025 and September 30, 2024, respectively. The Company does not have any senior notes or term loans maturing in the next twelve months. UGI and its subsidiaries were in compliance with all of its debt covenants as of March 31, 2025.

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

The primary sources of UGI’s cash and cash equivalents are the dividends and other cash payments made to UGI or its corporate subsidiaries by its principal business units. Our cash and cash equivalents totaled $426 million at March 31, 2025, compared with $213 million at September 30, 2024. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, at March 31, 2025 and September 30, 2024, UGI had $162 million and $72 million of cash and cash equivalents, respectively. Such cash is available to pay dividends on UGI Common Stock and for investment purposes.

UGI CORPORATION AND SUBSIDIARIES
Long-term Debt and Credit Facilities

Long-term Debt

The Company’s debt outstanding at March 31, 2025 and September 30, 2024, comprises the following:

	March 31, 2025							September 30, 2024
(Millions of dollars)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corp & Other	Eliminations (a)	Total	Total
Short-term borrowings	$105	$—	$308	$—	$—	$—	$413	$465

Long-term debt (including current maturities):
Senior notes	$1,930	$—	$433	$1,669	$700	$—	$4,732	$4,788
Term loans	120	782	324	—	400	—	1,626	1,759
Other long-term debt	15	41	13	200	243	(200)	312	186
Unamortized debt issuance costs	(7)	(12)	(5)	(7)	(21)	—	(52)	(55)
Total long-term debt	$2,058	$811	$765	$1,862	$1,322	$(200)	$6,618	$6,678
Total debt	$2,163	$811	$1,073	$1,862	$1,322	$(200)	$7,031	$7,143
(a) Represents the elimination of the intersegment loan between UGI International to AmeriGas Partners.

Significant Financing Activities

The following significant financing activities occurred during Fiscal 2025. See Note 8 to Condensed Consolidated Financial Statements for additional information on these transactions.

Mountaineer Senior Notes. In April 2025, Mountaineer entered into a note purchase agreement which provides for the private placement of (1) $50 million aggregate principal amount of 6.11% Senior Notes due June 1, 2035, and (2) $20 million aggregate principal amount of 6.21% Senior Notes due June 1, 2037. The Senior Notes are expected to be funded on or before May 30, 2025. These Senior Notes, when funded, are unsecured and will rank equally with Mountaineer’s existing outstanding senior debt. Mountaineer expects to use the net proceeds from the issuance of the Senior Notes to reduce short-term borrowings and for general corporate purposes.
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

AmeriGas Partners Senior Notes. On February 4, 2025, UGI International borrowed $221 million under its revolving credit facility. The proceeds from these borrowings were subsequently used to fund an intercompany loan of $221 million to AmeriGas Partners. In March 2025, AmeriGas Partners and AmeriGas Finance Corp, using the cash on hand from borrowings under the intercompany loan, redeemed all of the $218 million outstanding aggregate principal balance of the 5.50% Senior Notes due May 2025, plus accrued and unpaid interest. As of March 31, 2025, borrowings outstanding on the intercompany loan were $200 million.

AmeriGas Senior Secured Revolving Credit Facility. In October 2024, AmeriGas OLP amended the AmeriGas Senior Secured Revolving Credit Facility to increase total commitments from $200 million to a total of $300 million.

UGI CORPORATION AND SUBSIDIARIES

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

Information about the Company’s principal credit agreements (excluding the Receivables Facility discussed below) as of March 31, 2025 and 2024, is presented in the table below.

(Millions of dollars or euros)	Total Capacity	Borrowings Outstanding	Letters of Credit and Guarantees Outstanding	Available Borrowing Capacity
As of March 31, 2025
AmeriGas OLP (a)	$299	$—	$1	$298
UGI International, LLC (b)	€500	€284	€—	€216
Energy Services	$300	$—	$—	$300
UGI Utilities	$375	$37	$—	$338
Mountaineer	$150	$68	$—	$82
UGI Corporation (c)	$475	$243	$—	$232
As of March 31, 2024
AmeriGas OLP	$400	$—	$2	$398
UGI International, LLC (b)	€500	€135	€—	€365
Energy Services	$260	$—	$—	$260
UGI Utilities	$375	$87	$—	$288
Mountaineer	$150	$64	$—	$86
UGI Corporation (c)	$300	$260	$—	$40
(a)The maximum amount available for borrowing at any time under the AmeriGas Senior Secured Revolving Credit Facility is limited to the borrowing base valuation, as defined by the agreement.
(b)Permits UGI International, LLC or UGI International Holdings B.V. to borrow in euros or USD. At March 31, 2025, the amount borrowed consisted of euro-denominated borrowings equivalent to $87 million and USD-denominated borrowings of $221 million. At March 31, 2024, the amount borrowed consisted of euro-denominated borrowings equivalent to $146 million.
(c)Borrowings outstanding have been classified as “Long-term debt” on the Condensed Consolidated Balance Sheets.

UGI CORPORATION AND SUBSIDIARIES
The average daily and peak short-term borrowings under the Company’s principal credit agreements are as follows:

	For the six months ended		For the six months ended
	March 31, 2025		March 31, 2024
(Millions of dollars or euros)	Average	Peak	Average	Peak
AmeriGas OLP	$41	$85	$—	$25
UGI International, LLC	€135	€294	€179	€229
Energy Services	$—	$—	$30	$62
UGI Utilities	$115	$263	$192	$316
Mountaineer	$101	$118	$88	$104
UGI Corporation	$251	$283	$238	$289

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

At March 31, 2025, the outstanding balance of ESFC trade receivables was $110 million, none of which were sold to the bank. At March 31, 2024, the outstanding balance of ESFC trade receivables was $87 million, $36 million of which was sold to the bank. There were no sales of receivables under the Receivables Facility during the six months ended March 31, 2025. During the six months ended March 31, 2024, peak sales of receivables and average daily amounts sold were $97 million and $42 million, respectively.

Dividends and Repurchases of Common Stock
On November 20, 2024, UGI’s Board of Directors declared a cash dividend equal to $0.375 per common share. The dividend was paid on January 1, 2025, to shareholders of record on December 16, 2024. On February 5, 2025, UGI’s Board of Directors declared a cash dividend equal to $0.375 per common share. The dividend was paid on April 1, 2025, to shareholders of record on March 17, 2025. On May 7, 2025, UGI’s Board of Directors declared a quarterly dividend of $0.375 per common share. The dividend is payable July 1, 2025, to shareholders of record on June 16, 2025.
Pursuant to the UGI share repurchase program authorized in February 2022, which allows for the repurchase of up to 8 million shares of UGI Common Stock, expiring February 2026, during the six months ended March 31, 2025, the Company purchased 0.5 million shares on the open market at a total purchase price of approximately $17 million.

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

UGI CORPORATION AND SUBSIDIARIES
Operating Activities. Year-to-year variations in our cash flows from operating activities can be significantly affected by changes in operating working capital, especially during periods with significant changes in energy commodity prices. Cash flow provided by operating activities was $848 million in the 2025 six-month period compared to cash provided by operating activities of $641 million in the 2024 six-month period. Cash flow provided by operating activities before changes in operating working capital was $1,122 million in the 2025 six-month period compared to $1,055 million in the 2024 six-month period. Cash used to fund changes in operating working capital totaled $274 million in the 2025 six-month period, as compared to the $414 million of cash used to fund changes in operating working capital in the 2024 six-month period. The current-year period includes $67 million of derivative instrument collateral deposit receipts principally at our Midstream & Marketing segment compared to $38 million of such repayments principally at our UGI International segment in the prior-year period. The decrease in cash required to fund changes in operating working capital in the 2025 six-month period reflects, among other things, an increase in cash from accounts payable and other current assets partially offset by increased cash required to find accounts receivable.

Investing Activities. Investing activity cash flow is principally affected by cash expenditures for property, plant and equipment; cash paid for acquisitions of businesses and assets; investments in equity method investees; and cash activity associated with dispositions of businesses and assets. Cash flow used by investing activities was $367 million in the 2025 six-month period compared to $353 million in the 2024 six-month period. Cash expenditures for property, plant and equipment were $357 million in the 2025 six-month period compared with $325 million in the 2024 six-month period principally reflecting higher cash capital expenditures at our Midstream & Marketing and Utilities segments. Investments in equity method investments during the 2025 six-month period principally reflects our continuing investments in renewable energy projects at our Midstream & Marketing segment.

Financing Activities. Changes in cash flow from financing activities are primarily due to issuances and repayments of long-term debt; net short-term borrowings; dividends on UGI Common Stock; quarterly payments on outstanding Purchase Contracts; and issuances and repurchases of equity instruments.

Cash flow used by financing activities was $268 million in the 2025 six-month period compared to $321 million in the 2024 six-month period. The 2025 six-month period includes, among other things, (a) the issuance by UGI Utilities of $50 million and $125 million principal amount of senior notes (b) entering into the UGI Corporation 2025 Credit Agreement consisting of (1) a $475 million revolving credit facility and (2) a $400 million variable-rate term loan, proceeds from the UGI Corporation 2025 Credit Agreement were used to prepay all borrowings under the UGI Corporation Credit Facility Agreement due August 29, 2025 and, concurrent with such repayment, terminated the agreement, (c) the repurchase by AmeriGas Propane of the $218 outstanding aggregate principal balance of the 5.50% Senior Notes due May 2025. The 2024 six-month period includes the issuance by UGI Utilities of $250 million principal amount of senior notes.

UTILITY REGULATORY MATTERS

UGI Utilities. On January 27, 2025, PA Gas Utility filed a request with the PAPUC to increase its base operating revenues for residential, commercial and industrial customers by $110 million annually. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service. PA Gas Utility requested the new gas rates become effective March 28, 2025. The PAPUC entered an Order on February 20, 2025, suspending the effective date for the rate increase to allow for investigation and public hearings. Unless a settlement is reached sooner, the review process is expected to last up to nine months from the date of filing. The Company cannot predict the timing or the ultimate outcome of the rate case review process.

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

UGI CORPORATION AND SUBSIDIARIES
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

OTHER MATTERS

West Reading, Pennsylvania Explosion. On March 24, 2023, an explosion occurred in West Reading, Pennsylvania which resulted in seven fatalities, injuries to at least ten others, and extensive property damage to buildings owned by R.M. Palmer, a local chocolate manufacturer, and neighboring structures. The NTSB investigated and the PAPUC is investigating the West Reading incident. The NTSB investigative team included representatives from the Company, the local fire department and the Pipeline and Hazardous Materials Safety Administration. The Company cooperated with the investigation. In September 2023, OSHA closed their investigation of this matter, without any finding pertaining to UGI Utilities.

On December 10, 2024, the NTSB staff presented its draft findings to the NTSB Board. On April 8, 2025, the NTSB released its final report concluding that a fracture in an R.M. Palmer steam pipe created elevated underground temperatures that caused thermal degradation of a UGI Utilities service tee, resulting in a natural gas leak, and recommended UGI Utilities inventory and address risks to plastic gas assets in high-temperature environments.

The Company has received claims as a result of the explosion and is involved in lawsuits relative to the incident. With the issuance of the final NTSB report, discovery in the litigation will now begin. The Company maintains liability insurance for personal injury, property and casualty damages and believes that third-party claims associated with the explosion, in excess of the Company’s deductible, are recoverable through the Company’s insurance. The Company cannot predict the result of these pending or future claims and legal actions at this time.

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

In order to manage market price risk relating to substantially all of Midstream & Marketing’s fixed-price sale contracts for physical natural gas, Midstream & Marketing enters into NYMEX, ICE and over-the-counter natural gas futures and option contracts, and natural gas basis swap contracts or enters into fixed-price supply arrangements. Although Midstream & Marketing’s fixed-price supply arrangements mitigate most risks associated with its fixed-price sales contracts, should any of the suppliers under these arrangements fail to perform, increases, if any, in the cost of replacement natural gas would adversely impact Midstream & Marketing’s results. In order to reduce this risk of supplier nonperformance, Midstream & Marketing has diversified its purchases across a number of suppliers. In order to manage market price risk relating to fixed-price sales contracts for electricity, Midstream & Marketing entered into electricity futures and forward contracts. Prior to the sale of UGID in September 2024, Midstream & Marketing, through UGID, also used NYMEX and over-the-counter electricity futures contracts to economically hedge the price of a portion of its anticipated future sales of electricity from its electric generation facilities. Prior to the exit of substantially all of the Company’s energy marketing business in Europe (see Note 5), UGI International’s natural gas and electricity marketing businesses also used natural gas and electricity futures and forward contracts to economically hedge market risk associated with a substantial portion of anticipated volumes under fixed-price sales and purchase contracts.

Interest Rate Risk
We have both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact their fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.

Our variable-rate debt at March 31, 2025, includes revolving credit facility borrowings and variable-rate term loans at UGI International, Utilities, Energy Services and UGI Corporation. These debt agreements have interest rates that are generally indexed to short-term market interest rates. We have entered into pay-fixed, receive-variable interest rate swap agreements on a significant portion of the term loans’ principal balances and a significant portion of the term loans’ tenor. We have designated these interest rate swaps as cash flow hedges. At March 31, 2025, combined borrowings outstanding under variable-rate debt agreements, excluding the previously mentioned effectively fixed-rate debt, totaled $693 million.

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
Foreign Currency Exchange Rate Risk
Our primary currency exchange rate risk is associated with the USD versus the euro and, to a lesser extent, the USD versus the British pound sterling. The USD value of our foreign currency denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. From time to time, we use derivative instruments to hedge portions of our net investments in foreign subsidiaries, including anticipated foreign currency denominated dividends. Gains or losses on these net investment hedges remain in AOCI until such foreign operations are sold or liquidated. With respect to our net investments in our UGI International operations, a 10% decline in the value of the associated foreign currencies versus the USD would reduce their aggregate net book value at March 31, 2025, by approximately $80 million, which amount would be reflected in other comprehensive income. We have designated certain euro-denominated borrowings as net investment hedges.
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
We have concentrations of credit risk associated with derivative instruments and we evaluate the creditworthiness of our derivative counterparties on an ongoing basis. As of March 31, 2025, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was $256 million. In general, many of our over-the-counter derivative instruments and all exchange contracts call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At March 31, 2025, we had received cash collateral from derivative instrument counterparties totaling $45 million. In addition, we may have offsetting derivative liabilities and certain accounts payable balances with certain of these counterparties, which further mitigates the previously mentioned maximum amount of losses. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At March 31, 2025, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.
The following table summarizes the fair values of unsettled market risk sensitive derivative instrument assets (liabilities) held at March 31, 2025 and changes in their fair values due to market risks. Certain of UGI Utilities’ commodity derivative instruments are excluded from the table below because any associated net gains or losses are refundable to or recoverable from customers in accordance with UGI Utilities ratemaking.

	Asset (Liability)
(Millions of dollars)	Fair Value	Change in Fair Value
March 31, 2025
Commodity price risk (1)	$63	$(97)
Interest rate risk (2)	$(10)	$(11)
Foreign currency exchange rate risk (3)	$13	$(23)
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

Internal Control over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2024, management concluded that our internal control over financial reporting was not effective due to the material weakness. As of March 31, 2025, management is in the process of designing and implementing additional controls to timely validate cash flows used in the goodwill impairment test. Through March 31, 2025, management has engaged a third-party specialist who has begun to assist in the development of valuation models and in establishing sound and reasonable assumptions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to the Company’s repurchases of its common stock during the quarter ended March 31, 2025.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2025 to January 31, 2025	—	$0.00	—	6.50 million
February 1, 2025 to February 28, 2025	—	$0.00	—	6.50 million
March 1, 2025 to March 31, 2025	500,000	$33.25	500,000	6.00 million
Total	500,000		500,000

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

ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

4.1	Note Purchase Agreement, dated April 24, 2025, by and among Mountaineer Gas Company and the purchasers listed as signatories thereto.	UGI	Form 8-K (4/24/25)	4.1

10.1	Second Amendment to Revolving Credit and Security Agreement, dated February 14, 2025, by and among AmeriGas Propane, L.P., the lenders party thereto and PNC Bank, National Association, as agent.	UGI	Form 8-K (2/14/25)	10.1

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2025, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2025, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

UGI CORPORATION AND SUBSIDIARIES

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2025, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

UGI CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2025, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2025, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2025, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UGI Corporation
(Registrant)

Date:	May 8, 2025	By:	/s/ Sean P. O’Brien
Sean P. O’Brien
Chief Financial Officer

Date:	May 8, 2025	By:	/s/ Jean Felix Tematio Dontsop
Jean Felix Tematio Dontsop
Vice President, Chief Accounting Officer
and Corporate Controller