Form 10-Q
period 2025-06-30
UGI CORP /PA/
filed 2025-08-07
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
At July 31, 2025, there were 214,924,206 shares of UGI Corporation Common Stock, without par value, outstanding.

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

UGID - UGI Development Company, a wholly owned subsidiary of Energy Services prior to its sale in September 2024
UniverGas - UniverGas Italia S.r.l, an indirect wholly owned subsidiary of UGI International, LLC prior to its sale in June 2025
Utilities - Reportable segment comprising UGI Utilities and Mountaintop Energy Holdings, LLC
WV Gas Utility - Mountaineer’s regulated natural gas distribution business, located in West Virginia
Other Terms and Abbreviations
2024 Annual Report - UGI Annual Report on Form 10-K for the fiscal year ended September 30, 2024
2024 nine-month period - Nine months ended June 30, 2024
2024 three-month period - Three months ended June 30, 2024
2025 nine-month period - Nine months ended June 30, 2025
2025 three-month period - Three months ended June 30, 2025
2024 Purchase Contract - A forward stock purchase contract issued by UGI Corporation in May 2021, as a part of the issuance of Equity Units which obligated holders to purchase a number of shares of UGI Common Stock from the Company on June 1, 2024
5.10% Senior Note - A private placement of $150 million principal amount of senior notes due November 2030, to be issued by UGI Utilities on or before November 14, 2025
5.24% Senior Note - A private placement of $50 million principal amount of senior notes due November 30, 2029, issued by UGI Utilities
5.52% Senior Note - A private placement of $125 million principal amount of senior notes due November 30, 2034, issued by UGI Utilities
5.50% Senior Notes - An underwritten private offering of senior notes due May 2025, co-issued by AmeriGas Partners and AmeriGas Finance Corp
5.58% Senior Note - A private placement of $125 million principal amount of senior notes due November 2035, to be issued by UGI Utilities on or before November 14, 2025
6.11% Senior Note - A private placement of $50 million principal amount of senior notes due June 1, 2035, issued by Mountaineer
6.21% Senior Note - A private placement of $20 million principal amount of senior notes due June 1, 2037, issued by Mountaineer

9.5% Senior Notes - An underwritten private offering of $550 million aggregate principal amount of notes due June 2030, co-issued by AmeriGas Partners and AmeriGas Finance Corp

AmeriGas Senior Secured Revolving Credit Facility - Revolving credit agreement entered into by AmeriGas OLP on August 2, 2024 and scheduled to expire in August 2029
AOCI - Accumulated Other Comprehensive Income (Loss)
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
LPG - Liquefied petroleum gas
MDPSC - Maryland Public Service Commission
MGP - Manufactured gas plant
Mountaineer 2025 Credit Agreement - Revolving credit agreement entered into by Mountaineer on May 16, 2025 scheduled to expire in May 2030
NOAA - National Oceanic and Atmospheric Administration
NPNS - Normal purchase and normal sale
NTSB - National Transportation Safety Board
NYDEC - New York State Department of Environmental Conservation
NYMEX - New York Mercantile Exchange
OBBBA - One Big Beautiful Bill Act
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
ROD - Record of Decision
SEC - U.S. Securities and Exchange Commission
U.S. - United States of America
UGI Corporation Senior Notes - Aggregate $700 million convertible senior notes entered into by UGI Corporation on June 11, 2024, with a final maturity date of June 2028
UGI Corporation 2025 Credit Agreement - An amended and restated secured senior facilities agreement entered into by UGI Corporation in October 2024, and amended in August 2025, comprising (1) a $475 million revolving credit facility, with a maturity date of October, 11, 2028, (2) a $400 million term loan facility with a maturity date of October 11, 2027, and (3) a $300 million revolving credit facility, with a maturity date of August 2026
UGI Corporation Credit Facility Agreement - An amended and restated unsecured senior credit facilities agreement entered into by UGI Corporation on May 4, 2021, comprising (1) a $250 million term loan facility, (2) a $300 million term loan facility, (3) a $300 million delayed draw term loan facility, and (4) a $300 million revolving credit facility, paid off in full and terminated in October 2024
USD - U.S. dollar
VDP - Voluntary Departure Plan
WVPSC - Public Service Commission of West Virginia

UGI CORPORATION AND SUBSIDIARIES
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Millions of dollars)

	June 30, 2025	September 30, 2024	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$350	$213	$183
Restricted cash	20	15	28
Accounts receivable (less allowances for doubtful accounts of $73, $68 and $87, respectively)	825	709	827
Accrued utility revenues	39	36	38
Income taxes receivable	44	56	36
Inventories	359	411	379
Derivative instruments	8	29	39
Prepaid expenses and other current assets	154	182	186
Total current assets	1,799	1,651	1,716
Property, plant and equipment, (less accumulated depreciation of $5,220, $4,910 and $4,861, respectively)	8,934	8,763	8,571
Goodwill	2,888	2,871	3,030
Intangible assets, net	343	391	400
Utility regulatory assets	296	301	298
Derivative instruments	8	9	17
Other assets	1,094	1,112	1,034
Total assets	$15,362	$15,098	$15,066
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$905	$235	$286
Short-term borrowings	366	465	347
Accounts payable	484	544	462
Derivative instruments	43	28	32
Other current liabilities	754	788	759
Total current liabilities	2,552	2,060	1,886
Long-term debt	5,683	6,443	6,288
Deferred income taxes	1,015	1,008	1,019
Derivative instruments	39	31	18
Other noncurrent liabilities	1,189	1,202	1,165
Total liabilities	10,478	10,744	10,376
Commitments and contingencies (Note 9)
Equity:
UGI Corporation stockholders’ equity:
Preferred stock, without par value (authorized – 5,000,000 shares; issued – 0, 0 and 0 Series A shares, respectively)	—	—	—
UGI Common Stock, without par value (authorized — 450,000,000 shares; issued — 216,929,085, 216,124,332 and 216,119,814 shares, respectively)	1,703	1,676	1,675
Retained earnings	3,428	2,978	3,331
Accumulated other comprehensive income (loss)	(181)	(253)	(269)
Treasury stock, at cost	(76)	(56)	(56)
Total UGI Corporation stockholders’ equity	4,874	4,345	4,681
Noncontrolling interests	10	9	9
Total equity	4,884	4,354	4,690
Total liabilities and equity	$15,362	$15,098	$15,066
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Revenues	$1,394	$1,380	$6,090	$5,968
Costs and expenses:
Cost of sales (excluding depreciation and amortization shown below)	837	639	3,061	2,871
Operating and administrative expenses	481	501	1,524	1,622
Depreciation and amortization	140	139	416	414
Loss on disposals of businesses	54	63	54	91
Other operating expense (income), net	(25)	(29)	(59)	(46)
	1,487	1,313	4,996	4,952
Operating income (loss)	(93)	67	1,094	1,016
Income (loss) from equity investees	—	(24)	6	(22)
Loss on extinguishments of debt	(10)	(7)	(10)	(7)
Other non-operating income (expense), net	(24)	5	(2)	3
Interest expense	(101)	(96)	(305)	(296)
Income (loss) before income taxes	(228)	(55)	783	694
Income tax benefit (expense)	65	7	(92)	(152)
Net income (loss) attributable to UGI Corporation	$(163)	$(48)	$691	$542
Earnings (loss) per common share attributable to UGI Corporation stockholders:
Basic	$(0.76)	$(0.23)	$3.22	$2.58
Diluted	$(0.76)	$(0.23)	$3.16	$2.52
Weighted-average common shares outstanding (thousands):
Basic	214,813	210,679	214,896	210,090
Diluted	214,813	210,679	218,423	215,218
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Millions of dollars)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) attributable to UGI Corporation	$(163)	$(48)	$691	$542
Other comprehensive income (loss):
Net gains (losses) on derivative instruments (net of tax of $0, $(3), $(3) and $(1), respectively)	(2)	4	9	1
Reclassifications of net (gains) losses on derivative instruments (net of tax of $1, $4, $1 and $12, respectively)	(1)	(9)	(2)	(28)
Foreign currency adjustments (net of tax of $24, $(2), $15 and $3, respectively)	89	(10)	64	15
Benefit plans (net of tax of $0, $0, $0 and $0, respectively)	1	—	1	(1)
Other comprehensive income (loss)	87	(15)	72	(13)
Comprehensive income (loss) attributable to UGI Corporation	$(76)	$(63)	$763	$529

See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Millions of dollars)

	Nine Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income attributable to UGI Corporation	$691	$542
Adjustments to reconcile net income attributable to UGI Corporation to net cash provided by operating activities:
Depreciation and amortization	416	414
Deferred income tax expense (benefit), net	16	83
Provision for uncollectible accounts	41	50
Changes in unrealized gains and losses on derivative instruments	30	12
Loss on disposals of businesses	54	91
Impairment of assets	—	11
Loss on extinguishments of debt	10	7
Loss (income) from equity investees	(6)	22
Settlement of Energy Services interest rate swap, net of amortization	—	(17)
Other, net	(14)	(34)
Net change in:
Accounts receivable and accrued utility revenues	(137)	1
Income taxes receivable	12	—
Inventories	58	59
Utility deferred fuel and power costs, net of changes in unsettled derivatives	(23)	5
Accounts payable	(29)	(150)
Derivative instruments collateral deposits received (paid)	4	(7)
Other current assets	57	41
Other current liabilities	(43)	(99)
Net cash provided by operating activities	1,137	1,031
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(579)	(530)
Net proceeds from the disposition of businesses and assets	107	42
Investments in equity method investees	(26)	(66)
Settlements of net investment hedges	(4)	3
Other, net	3	—
Net cash provided (used) by investing activities	(499)	(551)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(241)	(238)
Issuances of long-term debt, net of discount and issuance costs	1,553	1,196
Repayments of long-term debt and finance leases, including redemption premiums	(1,707)	(1,249)
(Decrease) increase in short-term borrowings	(121)	(259)
Receivables Facility net (repayments) borrowings	13	(46)
Payments on Purchase Contracts	—	(12)
Issuances of UGI Common Stock	15	—
Repurchases of UGI Common Stock	(17)	—
Net cash provided (used) by financing activities	(505)	(608)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9	(1)
Cash, cash equivalents and restricted cash increase (decrease)	$142	$(129)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash at end of period	$370	$211
Cash, cash equivalents and restricted cash at beginning of period	228	340
Cash, cash equivalents and restricted cash increase (decrease)	$142	$(129)
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Preferred stock, without par value
Balance, beginning of period	$—	$167	$—	$167
Settlement of Equity Units	—	(167)	—	(167)
Balance, end of period	$—	$—	$—	$—
Common stock, without par value
Balance, beginning of period	$1,684	$1,505	$1,676	$1,503
Common Stock issued in connection with employee and director plans, net of tax withheld	14	—	15	—
Equity-based compensation expense	5	4	12	6
Settlement of Equity Units	—	166	—	166
Balance, end of period	$1,703	$1,675	$1,703	$1,675
Retained earnings
Balance, beginning of period	$3,671	$3,460	$2,978	$3,027
Net income (loss) attributable to UGI Corporation	(163)	(48)	691	542
Cash dividends on UGI Common Stock ($0.375, $0.375, $1.125 and $1.125, respectively)	(80)	(81)	(241)	(238)
Balance, end of period	$3,428	$3,331	$3,428	$3,331
Accumulated other comprehensive income (loss)
Balance, beginning of period	$(268)	$(254)	$(253)	$(256)
Net gains (losses) on derivative instruments	(2)	4	9	1
Reclassification of net (gains) losses on derivative instruments	(1)	(9)	(2)	(28)
Benefit plans	1	—	1	(1)
Foreign currency adjustments	89	(10)	64	15
Balance, end of period	$(181)	$(269)	$(181)	$(269)
Treasury stock
Balance, beginning of period	$(75)	$(56)	$(56)	$(55)
Common Stock issued in connection with employee and director plans, net of tax withheld	—	(1)	—	(1)
Repurchases of UGI Common Stock	—	—	(17)	—
Reacquired UGI Common Stock - employee and director plans	(1)	1	(3)	—
Balance, end of period	$(76)	$(56)	$(76)	$(56)
Total UGI stockholders’ equity	$4,874	$4,681	$4,874	$4,681
Noncontrolling interests
Balance, beginning of period	$9	$9	$9	$8
Other	1	—	1	1
Balance, end of period	$10	$9	$10	$9
Total equity	$4,884	$4,690	$4,884	$4,690
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

Energy Services conducts, directly and through subsidiaries and affiliates, energy marketing, including RNG, midstream transmission, LNG storage, natural gas gathering and processing, natural gas and RNG production, and energy services businesses primarily in the eastern region of the U.S., eastern Ohio, the panhandle of West Virginia and California. Energy Services and its subsidiaries’ storage, LNG and portions of its midstream transmission operations are subject to regulation by the FERC. Prior to its sale in September 2024, UGID owned electricity generation facilities principally located in Pennsylvania. See Note 5 for additional information.

UGI International, LLC, through its subsidiaries and affiliates, primarily conducts an LPG distribution business throughout much of Europe. The LPG business is conducted principally through our subsidiaries, UGI France, Flaga, AvantiGas, and prior to the sale in June 2025, UniverGas. As of the end of the first quarter of Fiscal 2024, UGI International had exited substantially all of its European energy marketing business which primarily marketed natural gas and electricity to customers through third-party distribution systems in France, Belgium, the Netherlands, and the United Kingdom. See Note 5 for additional information.

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

	June 30, 2025	June 30, 2024
Cash and cash equivalents	$350	$183
Restricted cash	20	28
Cash, cash equivalents and restricted cash	$370	$211

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Denominator (thousands of shares):
Weighted-average common shares outstanding — basic	214,813	210,679	214,896	210,090
Incremental shares issuable for stock options, common stock awards, and Equity Units (a)(b)	—	—	746	5,128
UGI Corporation Senior Notes (c)	—	—	2,781	—
Weighted-average common shares outstanding — diluted	214,813	210,679	218,423	215,218
(a)For the three months ended June 30, 2025 and 2024, 5,853 and 3,823 shares, respectively, have been excluded from the computation of diluted earnings per share as such incremental shares would be antidilutive due to the net losses for the periods. For the nine months ended June 30, 2025 and 2024, there were 5,212 and 8,487 shares, respectively, associated with outstanding stock option awards that were not included in the computation of diluted earnings per share above because their effect was antidilutive.
(b)The Equity Units were settled in June 2024. See “Equity Units” below for additional information.
(c)See Note 8 for additional information on the UGI Corporation Senior Notes.

Equity Units. In May 2021, the Company issued 2.2 million Equity Units with a total notional value of $220. Each Equity Unit had a stated amount of $100 and consisted of (i) a 10% undivided beneficial ownership interest in one share of Convertible Preferred Stock with a liquidation preference of $1,000 per share and (ii) a 2024 Purchase Contract. See Note 13 in the Company’s 2024 Annual Report for additional information on the issuance of the Equity Units.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

See Note 12 for a more detailed description of the derivative instruments we use, our accounting for derivatives, our objectives for using them and other information.

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

As previously disclosed in Note 12 in the Company’s 2024 Annual Report, a non-cash pre-tax goodwill impairment charge of $195 was recognized in Fiscal 2024 to reduce the carrying value of the AmeriGas Propane reporting unit to its fair value. The Company continues to monitor the AmeriGas Propane reporting unit for any changes in facts and circumstances that would indicate it is more likely than not that the fair value of the AmeriGas Propane reporting unit is less than its carrying amount. No such indicators were identified at June 30, 2025, however if AmeriGas Propane were not able to achieve its anticipated results and/or if its discount rate were to increase, its fair value would be adversely affected, which may result in further impairment. There was $1.1 billion of goodwill in this reporting unit as of June 30, 2025.

With respect to UGI International's Fiscal 2024 goodwill impairment test, we determined that UGI International’s fair value exceeded its carrying value by approximately 30%. While the Company believes that its judgments used in the quantitative assessment of UGI International’s fair value are reasonable based upon currently available facts and circumstances, if UGI International were not able to achieve its anticipated results and/or if its discount rate were to increase, its fair value would be adversely affected, which may result in an impairment. There were no changes in facts and circumstances that would indicate that it is more likely than not that the fair value of the UGI International reporting unit may not be in excess of its book value at June 30, 2025. There was $965 of goodwill in this reporting unit as of June 30, 2025.

The Company will continue to monitor its reporting units and related goodwill for any possible future non-cash impairment charges.

Income Taxes. On July 4, 2025, the U.S. enacted the OBBBA, which includes changes to U.S. tax law that will be applicable to the Company beginning in Fiscal 2026. The OBBBA makes permanent key elements of Tax Cuts and Jobs Act, along with modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The Company is in the process of evaluating all deferred tax balances under the newly enacted tax law and identifying any other impacts on its financial statements as a result of the OBBBA. The results of such evaluation are expected to be reflected in our financial statements in the fourth quarter of Fiscal 2025.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Revenue Disaggregation

The following tables present our disaggregated revenues by reportable segment:

Three Months Ended June 30, 2025	Total	Eliminations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$151	$—	$151	$—	$—	$—	$—
Commercial & Industrial	61	—	61	—	—	—	—
Large delivery service	40	—	40	—	—	—	—
Off-system sales and capacity releases	13	(11)	24	—	—	—	—
Other	7	(1)	8	—	—	—	—
Total Utility	272	(12)	284	—	—	—	—
Non-Utility:
LPG:
Retail	724	—	—	—	360	364	—
Wholesale	44	—	—	—	34	10	—
Energy Marketing	198	(27)	—	213	12	—	—
Midstream:
Pipeline	53	—	—	53	—	—	—
Peaking	1	(5)	—	6	—	—	—
Other	6	—	—	6	—	—	—
Other	62	—	—	—	21	41	—
Total Non-Utility	1,088	(32)	—	278	427	415	—
Total revenues from contracts with customers	1,360	(44)	284	278	427	415	—
Other revenues (c)	34	—	3	—	10	19	2
Total revenues	$1,394	$(44)	$287	$278	$437	$434	$2

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Nine Months Ended June 30, 2025	Total	Eliminations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$861	$—	$861	$—	$—	$—	$—
Commercial & Industrial	342	—	342	—	—	—	—
Large delivery service	156	—	156	—	—	—	—
Off-system sales and capacity releases	66	(72)	138	—	—	—	—
Other	23	(1)	24	—	—	—	—
Total Utility	1,448	(73)	1,521	—	—	—	—
Non-Utility:
LPG:
Retail	3,108	—	—	—	1,462	1,646	—
Wholesale	194	—	—	—	127	67	—
Energy Marketing	820	(140)	—	914	46	—	—
Midstream:
Pipeline	170	—	—	170	—	—	—
Peaking	25	(107)	—	132	—	—	—
Other	16	—	—	16	—	—	—
Other	200	—	—	—	60	140	—
Total Non-Utility	4,533	(247)	—	1,232	1,695	1,853	—
Total revenues from contracts with customers	5,981	(320)	1,521	1,232	1,695	1,853	—
Other revenues (c)	109	—	24	—	30	56	(1)
Total revenues	$6,090	$(320)	$1,545	$1,232	$1,725	$1,909	$(1)

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
(c)Primarily represents (1) revenues from tank rentals at UGI International and AmeriGas Propane; (2) revenues from alternative revenue programs at Utilities, including the weather normalization adjustment rider for PA Gas Utility beginning November 1, 2022 and for WV Gas Utility beginning October 1, 2024; and (3) gains and losses on commodity derivative instruments not associated with current-period transactions reflected in Corporate & Other, none of which are within the scope of ASC 606 and are accounted for in accordance with other GAAP.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Contract liabilities arise when payment from a customer is received before the performance obligations have been satisfied and represent the Company’s obligations to transfer goods or services to a customer for which we have received consideration. The balances of contract liabilities were $110, $140 and $116 at June 30, 2025, September 30, 2024 and June 30, 2024, respectively, and are included in “Other current liabilities” and “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets. Revenues recognized for the nine months ended June 30, 2025 and 2024, from the amounts included in contract liabilities at September 30, 2024 and 2023, were $99 and $118, respectively.

Remaining Performance Obligations
The Company excludes disclosures related to the aggregate amount of the transaction price allocated to certain performance obligations that are unsatisfied as of the end of the reporting period because these contracts have an initial expected term of one year or less, or we have a right to bill the customer in an amount that corresponds directly with the value of services provided to the customer to date. Certain contracts with customers at Midstream & Marketing and Utilities contain minimum future performance obligations through 2047 and 2053, respectively. At June 30, 2025, Midstream & Marketing and Utilities expect to record approximately $2.2 billion and $0.2 billion of revenues, respectively, related to the minimum future performance obligations over the remaining terms of the related contracts.

Note 5 — Dispositions

Global LPG Business Transactions

As part of the Company’s ongoing global LPG business portfolio optimization efforts, the Company is strategically divesting operations in non-core markets to focus resources where it can achieve superior operational results and deliver enhanced customer value.

UGI International. In June 2025, UGI International, through a wholly-owned subsidiary, completed the sale of UniverGas, its LPG distribution business in Italy. In conjunction with the sale, during the third quarter of Fiscal 2025, the Company recorded a pre-tax loss of $51, which is reflected in "Loss on disposals of businesses" on the Condensed Consolidated Statements of Income and included in the UGI International reportable segment. The transaction is subject to customary post-closing working capital adjustments.

In June 2025, UGI International, through a wholly-owned subsidiary, entered into a definitive agreement to divest our cylinder business in the United Kingdom. Accordingly, the assets and liabilities associated with this business, primarily comprised of long-lived assets, qualify as held for sale and have been reflected in “Prepaid expenses and other current assets” and “Other current liabilities,” respectively, on the Condensed Consolidated Balance Sheet at June 30, 2025. During the third quarter of Fiscal 2025, the Company recognized a non-cash, pre-tax impairment charge of $3 to record such assets at estimated fair value less costs to sell, which is reflected in "Loss on disposals of businesses" on the Condensed Consolidated Statement of Income and included in the UGI International reportable segment. The transaction is expected to close in the fourth quarter of Fiscal 2025, subject to customary closing conditions and working capital adjustments.

AmeriGas Propane. In June 2025, AmeriGas OLP entered into a definitive agreement to divest its propane business located in Hawaii. The transaction includes the sale of approximately 750,000 gallons of propane storage facilities and multiple delivery fleet assets. Accordingly, the assets and liabilities associated with this business, primarily comprised of long-lived assets, qualify as held for sale and have been reflected in “Prepaid expenses and other current assets” and “Other current liabilities,” respectively, on the Condensed Consolidated Balance Sheet at June 30, 2025 and included in the AmeriGas Propane reportable segment. The Company expects to record a gain on the sale at close. The transaction is expected to close in the fourth quarter of Fiscal 2025, subject to customary closing conditions and working capital adjustments.

The Company has received or expects to receive total net cash proceeds of approximately $150 in Fiscal 2025 from the aforementioned divestitures.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
UGID

In June 2024, Energy Services entered into a Stock Purchase Agreement to sell all of its ownership interest in UGID. UGID owns and operates the Hunlock Creek Energy Center located in Wilkes-Barre, PA, a 169-megawatt natural gas-fueled electricity generating station. The sale of UGID was completed in September 2024, for net cash proceeds of $43. During the third quarter of Fiscal 2024, the Company classified UGID’s assets and liabilities, substantially all of which comprise long-lived assets, as held for sale and recognized a non-cash, pre-tax impairment charge of $62 to record such assets at estimated fair value less costs to sell, which amount was reflected in “Loss on disposals of businesses” on the Condensed Consolidated Statements of Income and included within the Midstream & Marketing segment. In accordance with the Company’s accounting policy, such impairment loss was limited to the disposal group’s long-lived assets. During the fourth quarter of Fiscal 2024, in conjunction with the closing of the sale, the Company recognized an incremental loss on disposal of $4.

UGI International Energy Marketing Transactions

As of the end of the first quarter of Fiscal 2024, pursuant to its previously announced decision, the Company had exited substantially all of its European energy marketing business which primarily marketed natural gas and electricity to customers through third-party distribution systems in France, Belgium, the Netherlands, and the United Kingdom.

France. In October 2023, UGI International, through a wholly-owned subsidiary, sold substantially all of its energy marketing business located in France. In conjunction with the sale, during the nine months ended June 30, 2024, the Company recorded a pre-tax loss of $29, which amount is reflected in “Loss on disposals of businesses” on the Condensed Consolidated Statements of Income.

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

Additionally, in December 2023, DVEP completed a sale of a substantial portion of its power purchase agreements for a total consideration to the buyer of $5 and recorded a loss of $5, which is reflected in “Other operating expense (income), net” on the Condensed Consolidated Statements of Income for the nine months ended June 30, 2024.

Note 6 — Inventories

Inventories comprise the following:

	June 30, 2025	September 30, 2024	June 30, 2024
Non-utility LPG and natural gas	$159	$195	$186
Gas Utility natural gas	38	50	29
Energy certificates	64	69	60
Materials, supplies and other	98	97	104
Total inventories	$359	$411	$379

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

	June 30, 2025	September 30, 2024	June 30, 2024
Regulatory assets (a):
Income taxes recoverable	$111	$105	$91
Underfunded pension plans	102	106	109
Environmental costs	27	28	28
Deferred fuel and power costs	15	—	—
Removal costs, net	29	28	26
Other	35	52	57
Total regulatory assets	$319	$319	$311
Regulatory liabilities (a):
Postretirement benefits	$12	$13	$11
Deferred fuel and power refunds	10	17	33
State income tax benefits — distribution system repairs	45	44	44
Excess federal deferred income taxes	243	247	248
Other	13	8	5
Total regulatory liabilities	$323	$329	$341
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

PA Gas Utility uses derivative instruments to reduce volatility in the cost of gas it purchases for retail core-market customers. Realized and unrealized gains or losses on natural gas derivative instruments are included in deferred fuel and power costs or refunds. Net unrealized gains (losses) on such contracts at June 30, 2025, September 30, 2024 and June 30, 2024 were $1, $2 and $(1), respectively.

Other Regulatory Matters

UGI Utilities. On January 27, 2025, PA Gas Utility filed a request with the PAPUC to increase its base operating revenues for residential, commercial and industrial customers by $110 annually. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service. PA Gas Utility requested the new gas rates become effective March 28, 2025. The PAPUC entered an Order on February 20, 2025, suspending the effective date for the rate increase to allow for investigation and public hearings. On July 9, 2025, a Joint Petition for Approval of Settlement of all issues was filed with the PAPUC. It provided for a $70 annual base distribution rate increase and maintenance of the Weather Normalization Adjustment through the end of its pilot period with modification. The Joint Petition is subject to a recommended decision by the presiding PAPUC administrative law judges and a final order of the PAPUC Commissioners. The Company cannot predict the ultimate outcome of the rate case review process.

Mountaineer. On July 31, 2025, WV Gas Utility submitted its 2025 IREP filing to the WVPSC requesting recovery of $24, an increase of $5, for costs associated with capital investments after December 31, 2022, that total $274, including $77 in calendar year 2026. The filing included capital investments totaling $445 over the 2026 - 2030 period.

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

Utilities

UGI Utilities Senior Notes. In July 2025, UGI Utilities entered into a note purchase agreement with a consortium of lenders. Pursuant to the note purchase agreement, UGI Utilities expects to issue $150 aggregate principal amount of 5.10% Senior Notes due November 15, 2030, and $125 aggregate principal amount of 5.68% Senior Notes due November 15, 2035. The senior notes are expected to be funded on or before November 14, 2025. These senior notes, when funded, are unsecured and will rank equally with UGI Utilities’ existing outstanding senior debt. The note purchase agreement contains customary covenants and default provisions and requires compliance with certain financial covenants including a leverage ratio and priority debt ratio as defined in the agreement. UGI Utilities expects to use the net proceeds from the issuance of the senior notes primarily to refinance indebtedness and for general corporate purposes.

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

Mountaineer 2025 Credit Agreement. In May 2025, Mountaineer entered into the Mountaineer 2025 Credit Agreement providing for borrowings up to $150, including a $20 sublimit for letters of credit. Mountaineer may request an increase in the amount of loan commitments to a maximum aggregate amount of $250, subject to certain terms and conditions. In connection with the entering into of the Mountaineer 2025 Credit Agreement, Mountaineer paid off in full and terminated the Mountaineer 2023 Credit Agreement, dated as of November 2019. Borrowings under the Mountaineer 2025 Credit Agreement can be used to refinance Mountaineer’s existing indebtedness, finance the working capital needs of Mountaineer and for general corporate

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
purposes. The Mountaineer 2025 Credit Agreement is scheduled to expire in May 2030, and Mountaineer has the option, with the consent of the lenders, to extend the maturity date to May 2031, and then to May 2032.

Borrowings under the Mountaineer 2025 Credit Agreement bear interest, subject to our election, at either (i) the base rate plus the applicable margin, as defined in the agreement or (ii) the adjusted Term SOFR rate plus the applicable margin, as defined in the agreement. The Mountaineer 2025 Credit Agreement contains customary covenants and default provisions and requires compliance with certain financial covenants including a maximum leverage ratio and a minimum interest coverage ratio as defined in the agreement.

Mountaineer Senior Notes. In April 2025, Mountaineer entered into a note purchase agreement which provides for the private placement of (1) $50 aggregate principal amount of 6.11% Senior Notes due June 1, 2035, and (2) $20 aggregate principal amount of 6.21% Senior Notes due June 1, 2037. Pursuant to the note purchase agreement, these senior notes were funded on May 30, 2025. These senior notes are unsecured and rank equally with Mountaineer’s existing outstanding senior debt. The net proceeds from the issuance of the senior notes were used to reduce short-term borrowings and for general corporate purposes. The note purchase agreement contains customary covenants and default provisions and requires compliance with certain financial covenants including a leverage ratio and interest coverage ratio as defined in the agreement.

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

AmeriGas Propane

AmeriGas Partners Senior Notes. In May 2025, AmeriGas Partners and AmeriGas Finance Corp. issued $550 aggregate principal amount of 9.5% Senior Notes due June 2030. The 9.5% Senior Notes rank equally with AmeriGas Partners’ existing and future outstanding senior notes. The net proceeds from the issuance of the 9.5% Senior Notes, together with cash on hand and other sources of liquidity, were used for the early repayment, pursuant to a tender offer and notice of redemption, of all AmeriGas Partners 5.875% Senior Notes having an aggregate principal amount of $664, plus tender and make whole premiums and accrued and unpaid interest. The 9.5% Senior Notes indenture contains customary covenants and default provisions.

In February 2025, UGI International borrowed $221 under its revolving credit facility. The proceeds from these borrowings were subsequently used to fund an intercompany loan of $221 to AmeriGas Partners. In March 2025, AmeriGas Partners and AmeriGas Finance Corp, using the cash on hand from borrowings under the intercompany loan, redeemed all of the $218 outstanding aggregate principal balance of the 5.50% Senior Notes due May 2025, plus accrued and unpaid interest. As of June 30, 2025, borrowings outstanding on the intercompany loan were $200.

In conjunction with the early repayment of these senior notes, the Partnership recognized a pre-tax loss of $9 primarily comprising tender and make whole premiums and the write-off of unamortized debt issuance costs, which is reflected in “Loss on extinguishments of debt” on the Condensed Consolidated Statement of Income for the three and nine months ended June 30, 2025.

AmeriGas Senior Secured Revolving Credit Facility. In October 2024, AmeriGas OLP amended the AmeriGas Senior Secured Revolving Credit Facility to increase total commitments from $200 to a total of $300. The maximum borrowings permitted to

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
be made at any time under the credit agreement is equal to the lesser of (x) the Formula Amount for the borrowing base and (y) the Maximum Revolving Advance Amount, each as defined in the agreement.

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

Borrowings under the UGI Corporation 2025 Credit Agreement bear interest, subject to our election, at a rate per annum equal to (i) the alternative base rate plus the applicable rate as defined in the agreement or (ii) the adjusted Term SOFR rate plus the applicable rate as defined in the agreement. The Company has entered into an interest rate swap agreement that will generally fix the underlying market-based interest rate on the variable-rate loan through September 2027. Borrowings under the credit agreement can be used for general corporate purposes and ongoing working capital needs of the Company. Because management currently intends to maintain a substantial portion of the amounts outstanding under the $475 revolving credit facility beyond twelve months, and has the ability to do so under the terms of the UGI Corporation 2025 Credit Agreement, borrowings under this revolving credit facility have been classified as “Long-term debt” on the Condensed Consolidated Balance Sheet.

In August 2025, the Company amended its UGI Corporation 2025 Credit Agreement to add an additional revolving credit facility of $300, the borrowings of which, if any, can be used solely to fund the cash consideration in the event of early conversion requests of the UGI Corporation Senior Notes (see “UGI Corporation Senior Notes” below). The $300 credit facility is scheduled to expire in August 2026, and the Company has the option, subject to meeting certain conditions, to convert and extend the credit facility borrowings into a one year term loan. Any borrowings under the $300 credit facility bear interest, subject to our election, at a rate per annum equal to (i) the alternative base rate plus the applicable rate as defined in the agreement or (ii) the adjusted Term SOFR rate plus the applicable rate as defined by the agreement.

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

As of June 30, 2025, an early conversion condition associated with the market price of the Company’s common stock was met, and accordingly, pursuant to an indenture dated as of June 11, 2024, the UGI Corporation Senior Notes are convertible at the option of the noteholders, in whole or in part, from July 1, 2025 through September 30, 2025.

Because the Company must pay noteholders cash up to the aggregate principal amount and noteholders can convert at their sole election beginning July 1, 2025 through September 30, 2025, the Company classified the entire $700 principal amount (net of

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
unamortized debt issuance costs of $13) of the UGI Corporation Senior Notes in "Current maturities of long-term debt" on the June 30, 2025 Condensed Consolidated Balance Sheet.

Whether the UGI Corporation Senior Notes will become convertible in subsequent periods after September 30, 2025 will depend on the future occurrence of early conversion conditions. If none of the conversion conditions are met in future quarters, the UGI Corporation Senior Notes will revert to classification as "Long-term debt" on the Condensed Consolidated Balance Sheet.

The Company cannot predict whether noteholders will elect to convert during the conversion period ending September 30, 2025. Whether noteholders elect to convert will depend on various factors including market conditions and the secondary market trading price of the UGI Corporation Senior Notes relative to the value of early conversion. Historically, the secondary market trading price has exhibited a premium over the value of early conversion, indicating economic value to not requesting an early conversion. The Company cannot predict if these conditions will continue. As described above, in August 2025, the Company amended its credit agreement to add a new $300 revolving credit facility, the borrowings of which, if any, can be used solely to fund the cash consideration in the event of conversion by noteholders. In addition, the Company has $279 of unused borrowing capacity under its existing $475 revolving credit facility and access to additional liquidity via subsidiaries to fund any additional cash consideration, if needed, in the event of early conversion by noteholders. To-date, no noteholders have elected to convert their notes.

For the three and nine months ended June 30, 2025, the Company recognized $10 and $30, respectively, of interest expense, related to the UGI Corporation Senior Notes at the effective interest rate of 5.68%.

We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar type debt (Level 2). The estimated fair values of the UGI Corporation Senior Notes were $967 and $744 at June 30, 2025 and September 30, 2024, respectively.

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
UGI Utilities is subject to a COA with the PADEP to address the remediation of specified former MGP sites in Pennsylvania, which is scheduled to terminate at the end of 2035. In accordance with the COA, UGI Utilities is required to either obtain a certain number of points per calendar year based on defined eligible environmental investigatory and/or remedial activities at the MGPs, or make expenditures for such activities in an amount equal to an annual environmental minimum expenditure threshold. The annual minimum expenditure threshold of the COA is $5. At June 30, 2025, September 30, 2024 and June 30, 2024, our aggregate estimated accrued liabilities for environmental investigation and remediation costs related to the COA totaled $53, $54 and $53, respectively.

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

The NYDEC commenced implementation of the remediation plan in the spring of 2018. In Fiscal 2024, the NYDEC informed AmeriGas OLP that the remediation plan had been completed at a total cost of approximately $19. The New York Office of the Attorney General, as counsel for the NYDEC, invited AmeriGas OLP to participate in settlement discussions. Based on our evaluation of the available information as of June 30, 2025, the Partnership has an undiscounted environmental remediation liability of $8 related to the site, included in “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets. Our share of the actual remediation costs could be significantly more or less than the accrued amount.

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

The Company has received claims as a result of the explosion and is involved in lawsuits relative to the incident. With the issuance of the final NTSB report, discovery in the litigation has begun. The Company maintains liability insurance for personal injury, property and casualty damages and believes that third-party claims associated with the explosion, in excess of the Company’s deductible, are recoverable through the Company’s insurance. The Company cannot predict the result of these pending or future claims and legal actions at this time.

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

UGI International. In the first quarter of Fiscal 2024, UGI France initiated VDPs in consultation with the French Works Councils, pursuant to which employees were incentivized to voluntarily terminate employment or could be subject to involuntary termination to achieve certain workforce reductions. As of June 30, 2024, likelihood of termination benefits under VDPs was probable and the amount of such benefits was reasonably estimable. As a result, for the nine months ended June 30, 2024, UGI International recorded pre-tax severance and other related expenses of $38, which were reflected in "Operating and administrative expenses" on the Condensed Consolidated Statements of Income.

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

Net periodic pension benefit cost (income) includes the following components:

	Pension Benefits
Three Months Ended June 30,	2025	2024
Service cost	$2	$2
Interest cost	9	9
Expected return on plan assets	(12)	(11)
Amortization of:
Actuarial loss (gain)	1	—
Net benefit cost (income)	$—	$—

Nine Months Ended June 30,	2025	2024
Service cost	$7	$6
Interest cost	26	27
Expected return on plan assets	(36)	(33)
Amortization of:
Actuarial loss (gain)	3	1
Net benefit cost (income)	$—	$1

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 11 — Fair Value Measurements

Recurring Fair Value Measurements

The following table presents, on a gross basis, our financial assets and liabilities, including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
June 30, 2025:
Derivative instruments:
Assets:
Commodity contracts	$100	$13	$—	$113
Interest rate contracts	$—	$1	$—	$1
Liabilities:
Commodity contracts	$(103)	$(55)	$—	$(158)
Foreign currency contracts	$—	$(25)	$—	$(25)
Interest rate contracts	$—	$(14)	$—	$(14)
Non-qualified supplemental postretirement grantor trust investments (a)	$34	$—	$—	$34
September 30, 2024:
Derivative instruments:
Assets:
Commodity contracts	$106	$27	$—	$133
Foreign currency contracts	$—	$6	$—	$6
Interest rate contracts	$—	$1	$—	$1
Liabilities:
Commodity contracts	$(120)	$(32)	$—	$(152)
Foreign currency contracts	$—	$(9)	$—	$(9)
Interest rate contracts	$—	$(22)	$—	$(22)
Non-qualified supplemental postretirement grantor trust investments (a)	$43	$—	$—	$43
June 30, 2024:
Derivative instruments:
Assets:
Commodity contracts	$92	$45	$—	$137
Foreign currency contracts	$—	$18	$—	$18
Interest rate contracts	$—	$7	$—	$7
Liabilities:
Commodity contracts	$(148)	$(26)	$—	$(174)
Foreign currency contracts	$—	$(2)	$—	$(2)
Non-qualified supplemental postretirement grantor trust investments (a)	$42	$—	$—	$42
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

Nonrecurring Fair Value Measurements

During the quarter ended June 30, 2025 and 2024, in connection with the pending disposition of UGI International’s cylinder business in the United Kingdom and the then-pending disposition of UGID, we recognized a non-cash, pre-tax impairment charge of $3 and $62, respectively, to reduce the carrying amount of the long-lived assets included in the disposal groups to their estimated fair values. The Company determined the estimated fair value of such assets fell within Level 2 of the fair value hierarchy and was based upon the estimated sales price.

See Note 5 for additional information on these transactions.

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

	June 30, 2025	September 30, 2024	June 30, 2024
Carrying amount	$6,644	$6,733	$6,633
Estimated fair value	$6,743	$6,663	$6,312

Financial instruments other than derivative instruments, such as short-term investments and trade accounts receivable, could expose us to concentrations of credit risk. We limit credit risk from short-term investments by investing only in investment-grade commercial paper, money market mutual funds, securities guaranteed by the U.S. Government or its agencies and FDIC insured bank deposits. The credit risk arising from concentrations of trade accounts receivable is limited because we have a large customer base that extends across many different U.S. markets and a number of foreign countries. See Note 12 for information regarding concentrations of credit risk associated with our derivative instruments.

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

Energy Services has a variable-rate term loan with an interest rate that is indexed to short-term market interest rates. Energy Services has entered into a forward starting, amortizing, pay-fixed, receive-variable interest rate swap agreement commencing September 30, 2026, that generally fixes the underlying variable interest rate on borrowings at 3.549% through September 2028. We designated this interest rate swap as a cash flow hedge.

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

The remainder of our long-term debt is typically issued at fixed rates of interest. As this long-term debt matures, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into IRPAs. We account for IRPAs as cash flow hedges. There were no unsettled IRPAs during any of the periods presented. At June 30, 2025, the amount of pre-tax net (gains) losses associated with interest rate hedges expected to be reclassified into earnings during the next twelve months is $9.

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

Our euro-denominated long-term debt has also been designated as net investment hedges, representing a portion of our UGI International euro-denominated net investment. We recognized pre-tax gains (losses) associated with these net investment hedges in the cumulative translation adjustment component in AOCI of $(68) and $6 during the three months ended June 30, 2025 and 2024, respectively, and $(46) and $(9) during the nine months ended June 30, 2025 and 2024, respectively.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Quantitative Disclosures Related to Derivative Instruments

The following table summarizes by derivative type the gross notional amounts related to open derivative contracts at June 30, 2025, September 30, 2024 and June 30, 2024, and the final settlement dates of the Company's open derivative contracts as of June 30, 2025, but excluding those derivatives that qualified for the NPNS exception:

			Notional Amounts (in millions)
Type	Units	Settlements Extending Through	June 30, 2025	September 30, 2024	June 30, 2024
Commodity Price Risk:
Regulated Utility Operations
PA Gas Utility NYMEX natural gas futures and option contracts	Dekatherms	February 2026	15	26	14
Non-utility Operations
LPG swaps	Gallons	May 2028	536	458	416
Natural gas futures, forward, basis swap, options and pipeline contracts	Dekatherms	March 2029	241	325	320
Electricity forward and futures contracts	Kilowatt hours	March 2028	791	1,113	651
Interest Rate Risk:
Interest rate swaps	Euro	March 2026	€300	€300	€300
Interest rate swaps	USD	September 2028	$1,446	$1,231	$1,260
Foreign Currency Exchange Rate Risk:
Forward foreign currency exchange contracts	USD	September 2028	$440	$389	$367
Net investment hedge forward foreign exchange contracts	Euro	December 2026	€106	€181	€181

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
We have concentrations of credit risk associated with derivative instruments and we evaluate the creditworthiness of our derivative counterparties on an ongoing basis. As of June 30, 2025, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was $114. In general, many of our over-the-counter derivative instruments and all exchange contracts call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At June 30, 2025, we had received cash collateral from derivative instrument counterparties totaling $21. In addition, we may have offsetting derivative liabilities and certain accounts payable balances with certain of these counterparties, which further mitigates the previously mentioned maximum amount of losses. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At June 30, 2025, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Fair Value of Derivative Instruments

The following table presents the Company’s derivative assets and liabilities by type, as well as the effects of offsetting:

	June 30, 2025	September 30, 2024	June 30, 2024
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	$—	$6	$12
Interest rate contracts	1	1	7
	1	7	19
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	3	4	4
Derivatives not designated as hedging instruments:
Commodity contracts	110	129	133
Foreign currency contracts	—	—	6
	110	129	139
Total derivative assets — gross	114	140	162
Gross amounts offset in the balance sheet	(77)	(88)	(94)
Cash collateral received	(21)	(14)	(12)
Total derivative assets — net	$16	$38	$56
Derivative liabilities:
Derivatives designated as hedging instruments:
Interest rate contracts	$(14)	$(22)	$—
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	(2)	(1)	(5)
Derivatives not designated as hedging instruments:
Commodity contracts	(156)	(151)	(169)
Foreign currency contracts	(25)	(9)	(2)
	(181)	(160)	(171)
Total derivative liabilities — gross	(197)	(183)	(176)
Gross amounts offset in the balance sheet	77	88	94
Cash collateral pledged	38	36	32
Total derivative liabilities — net	$(82)	$(59)	$(50)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Effects of Derivative Instruments

The following tables provide information on the effects of derivative instruments on the Condensed Consolidated Statements of Income and changes in AOCI:

Three Months Ended June 30,:
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income		Location of Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:	2025	2024	2025	2024
Interest rate contracts	$(2)	$7	$2	$13	Interest expense

Net Investment Hedges:
Foreign currency contracts	$(17)	$2

	Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2025	2024	Location of Gain (Loss) Recognized in Income
Commodity contracts	$1	$—	Revenues
Commodity contracts	(122)	77	Cost of sales
Commodity contracts	(1)	—	Other operating expense (income), net
Foreign currency contracts	(26)	1	Other non-operating income (expense), net
Total	$(148)	$78

Nine Months Ended June 30,:
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income		Location of Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:	2025	2024	2025	2024
Interest rate contracts	$12	$2	$3	$40	Interest expense

Net Investment Hedges:
Foreign currency contracts	$(10)	$—

	Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2025	2024	Location of Gain (Loss) Recognized in Income
Commodity contracts	$(1)	$1	Revenues
Commodity contracts	14	(52)	Cost of sales
Commodity contracts	(2)	2	Other operating expense (income), net
Foreign currency contracts	(10)	(7)	Other non-operating income (expense), net
Total	$1	$(56)

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 13 — Accumulated Other Comprehensive Income (Loss)

The tables below present changes in AOCI, net of tax:

Three Months Ended June 30, 2025	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — March 31, 2025	$10	$(13)	$(265)	$(268)
Other comprehensive income (loss) before reclassification adjustments	—	(2)	89	87
Amounts reclassified from AOCI	1	(1)	—	—
Other comprehensive income (loss) attributable to UGI	1	(3)	89	87
AOCI — June 30, 2025	$11	$(16)	$(176)	$(181)

Three Months Ended June 30, 2024	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — March 31, 2024	$16	$4	$(274)	$(254)
Other comprehensive income (loss) before reclassification adjustments	—	4	(10)	(6)
Amounts reclassified from AOCI	—	(9)	—	(9)
Other comprehensive income (loss) attributable to UGI	—	(5)	(10)	(15)
AOCI — June 30, 2024	$16	$(1)	$(284)	$(269)

Nine Months Ended June 30, 2025	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2024	$10	$(23)	$(240)	$(253)
Other comprehensive income (loss) before reclassification adjustments	—	9	64	73
Amounts reclassified from AOCI	1	(2)	—	(1)
Other comprehensive income (loss) attributable to UGI	1	7	64	72
AOCI — June 30, 2025	$11	$(16)	$(176)	$(181)

Nine Months Ended June 30, 2024	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2023	$17	$26	$(299)	$(256)
Other comprehensive income (loss) before reclassification adjustments	—	1	15	16
Amounts reclassified from AOCI	(1)	(28)	—	(29)
Other comprehensive income (loss) attributable to UGI	(1)	(27)	15	(13)
AOCI — June 30, 2024	$16	$(1)	$(284)	$(269)

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

Equity method investments comprise the following:

	Carrying Value			Ownership Interest

Investees	June 30, 2025	September 30, 2024	June 30, 2024	June 30, 2025	September 30, 2024	June 30, 2024
Midstream & Marketing:
Aurum Renewables	$46	$47	$46	40%	40%	40%
Pine Run	96	86	83	49%	49%	49%
MBL Bioenergy	222	206	190	99.99%	99.99%	99.99%
Other	23	20	20	various	various	various
Total Midstream & Marketing	387	359	339
UGI International (a)	4	10	10	various	various	various
Other	1	1	—	various	various	various
Total investments in equity method investees	$392	$370	$349

(a)During Fiscal 2024, UGI International recognized an other-than-temporary pre-tax impairment loss of $25 related to its investment in a joint venture that invests in renewable energy projects. This loss was recorded in “Income (loss) from equity investees” on the Condensed Consolidated Statements of Income.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Three Months Ended June 30, 2025	Total	Eliminations		Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other (b)
Revenues from external customers	$1,394	$—		$275	$246	$437	$434	$2
Intersegment revenues	$—	$(44)	(a)	$12	$32	$—	$—	$—
Cost of sales	$837	$(44)	(a)	$115	$201	$245	$207	$113
Operating income (loss)	$(93)	$(4)	(a)	$29	$27	$43	$(28)	$(160)
Loss on extinguishments of debt	(10)	—		—	—	—	—	(10)
Other non-operating income (expense), net	(24)	—		1	—	—	—	(25)
Earnings (loss) before interest expense and income taxes	(127)	(4)	(a)	30	27	43	(28)	(195)
Interest expense	(101)	5	(a)	(24)	(11)	(13)	(36)	(22)
Income (loss) before income taxes	$(228)	$1		$6	$16	$30	$(64)	$(217)
Depreciation and amortization	$140	$—		$44	$20	$31	$45	$—
Capital expenditures (including the effects of accruals)	$220	$—		$146	$30	$24	$20	$—

Three Months Ended June 30, 2024	Total	Eliminations		Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other (b)
Revenues from external customers	$1,380	$—		$250	$231	$455	$445	$(1)
Intersegment revenues	$—	$(28)	(a)	$7	$22	$—	$—	$(1)
Cost of sales	$639	$(28)	(a)	$89	$167	$244	$217	$(50)
Operating income (loss)	$67	$—		$37	$41	$57	$(27)	$(41)
Income (loss) from equity investees	(24)	—		—	2	(1)	—	(25)
Loss on extinguishments of debt	(7)	—		—	—	—	—	(7)
Other non-operating income (expense), net	5	—		2	—	1	—	2
Earnings (loss) before interest expense and income taxes	41	—		39	43	57	(27)	(71)
Interest expense	(96)	—		(22)	(9)	(11)	(41)	(13)
Income (loss) before income taxes	$(55)	$—		$17	$34	$46	$(68)	$(84)
Depreciation and amortization	$139	$—		$42	$22	$29	$46	$—
Capital expenditures (including the effects of accruals)	$211	$—		$126	$40	$24	$21	$—

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Nine Months Ended June 30, 2025	Total	Eliminations		Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other (b)
Revenues from external customers	$6,090	$—		$1,472	$985	$1,725	$1,909	$(1)
Intersegment revenues	$—	$(320)	(a)	$73	$247	$—	$—	$—
Cost of sales	$3,061	$(320)	(a)	$697	$815	$967	$889	$13
Operating income (loss)	$1,094	$(7)	(a)	$407	$269	$288	$200	$(63)
Income (loss) from equity investees	6	—		—	7	(1)	—	—
Loss on extinguishment of debt	(10)	—		—	—	—	—	(10)
Other non-operating income (expense), net	(2)	—		5	—	9	—	(16)
Earnings (loss) before interest expense and income taxes	1,088	(7)	(a)	412	276	296	200	(89)
Interest expense	(305)	8	(a)	(75)	(35)	(34)	(106)	(63)
Income (loss) before income taxes	$783	$1		$337	$241	$262	$94	$(152)
Depreciation and amortization	$416	$—		$132	$60	$89	$135	$—
Capital expenditures (including the effects of accruals)	$555	$—		$352	$89	$55	$59	$—
As of June 30, 2025
Total assets	$15,362	$(381)		$6,228	$3,188	$3,191	$2,964	$172

Nine Months Ended June 30, 2024	Total	Eliminations		Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other (b)
Revenues from external customers	$5,968	$—		$1,353	$933	$1,853	$1,869	$(40)
Intersegment revenues	$—	$(239)	(a)	$43	$197	$—	$—	$(1)
Cost of sales	$2,871	$(239)	(a)	$584	$689	$1,058	$862	$(83)
Operating income (loss)	$1,016	$—		$396	$291	$294	$182	$(147)
Income (loss) from equity investees	(22)	—		—	7	(4)	—	(25)
Loss on extinguishments of debt	(7)	—		—	—	—	—	(7)
Other non-operating income (expense), net	3	—		4	—	15	—	(16)
Earnings (loss) before interest expense and income taxes	990	—		400	298	305	182	(195)
Interest expense	(296)	—		(69)	(29)	(33)	(122)	(43)
Income (loss) before income taxes	$694	$—		$331	$269	$272	$60	$(238)
Depreciation and amortization	$414	$—		$124	$66	$88	$134	$2
Capital expenditures (including the effects of accruals)	$511	$—		$299	$92	$55	$65	$—
As of June 30, 2024
Total assets	$15,066	$(143)		$5,792	$3,182	$2,807	$3,228	$200
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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Three Months Ended June 30, 2025	Location on Income Statement	Midstream & Marketing	UGI International	AmeriGas Propane
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Revenues	$1	$—	$—
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Cost of sales	$(59)	$(50)	$(3)
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Other operating expense (income), net	$—	$(1)	$—
Unrealized gains (losses) on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$(25)	$—
Loss on extinguishments of debt	Loss on extinguishments of debt	$—	$—	$(9)
Loss on disposals of businesses	Loss on disposals of businesses	$—	$(54)	$—
Interest income from intersegment loan	Other operating expense (income), net	$—	$5	$—

Three Months Ended June 30, 2024	Location on Income Statement	Midstream & Marketing	UGI International	AmeriGas Propane
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Revenues	$(1)	$—	$—
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Cost of sales	$26	$20	$3
Unrealized gains (losses) on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$1	$—
Loss on extinguishments of debt	Loss on extinguishments of debt	$(1)	$—	$(6)
Impairments of equity method investments and assets	Income (loss) from equity investees	$—	$(25)	$—
Costs associated with exit of the UGI International energy marketing business	Operating and administrative expenses	$—	$(1)	$—
Costs associated with exit of the UGI International energy marketing business	Loss on disposals of businesses	$—	$(1)	$—
Loss on disposal of business	Loss on disposals of businesses	$(62)	$—	$—
AmeriGas operations enhancement for growth project	Operating and administrative expenses	$—	$—	$(12)
Restructuring costs	Operating and administrative expenses	$—	$(4)	$(2)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Nine Months Ended June 30, 2025	Location on Income Statement	Midstream & Marketing	UGI International	AmeriGas Propane
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Revenues	$(1)	$—	$—
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Cost of sales	$26	$(46)	$7
Unrealized gains (losses) on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$(16)	$—
Loss on extinguishments of debt	Loss on extinguishments of debt	$—	$—	$(9)
Loss on disposals of businesses	Loss on disposals of businesses	$—	$(54)	$—
Interest income from intersegment loan	Other operating expense (income), net	$—	$8	$—

Nine Months Ended June 30, 2024	Location on Income Statement	Midstream & Marketing	UGI International	AmeriGas Propane
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$1	$—
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Cost of sales	$20	$32	$31
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Other operating expense (income), net	$—	$(2)	$—
Unrealized gains (losses) on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$(18)	$—
Loss on extinguishments of debt	Loss on extinguishments of debt	$(1)	$—	$(6)
Impairments of equity method investments and assets	Income (loss) from equity investees/ Other operating expense (income), net	$—	$(32)	$—
Costs associated with exit of the UGI International energy marketing business	Revenues	$—	$(42)	$—
Costs associated with exit of the UGI International energy marketing business	Operating and administrative expenses/Other operating expense (income), net	$—	$(11)	$—
Costs associated with exit of the UGI International energy marketing business	Loss on disposals of businesses	$—	$(29)	$—
Loss on disposal of business	Loss on disposals of businesses	$(62)	$—	$—
AmeriGas operations enhancement for growth project	Operating and administrative expenses	$—	$—	$(25)
Restructuring costs	Operating and administrative expenses	$—	$(38)	$(2)

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

UGI CORPORATION AND SUBSIDIARIES

ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Company’s results of operations for the 2025 three-month period with the 2024 three-month period and the 2025 nine-month period with the 2024 nine-month period. Our analysis of results of operations should be read in conjunction with the segment information included in Note 15 to Condensed Consolidated Financial Statements.

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

UGI CORPORATION AND SUBSIDIARIES
The following tables reflect the adjustments referred to above and reconcile net income (loss) attributable to UGI Corporation, the most directly comparable GAAP measure, to adjusted net income (loss) attributable to UGI Corporation, and reconcile diluted earnings (loss) per share, the most directly comparable GAAP measure, to adjusted diluted earnings (loss) per share:

Adjusted net income (loss) attributable to UGI Corporation:	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Utilities	$5	$13	$260	$254
Midstream & Marketing	19	22	258	234
UGI International	36	39	229	213
AmeriGas Propane	37	(36)	16	17
Corporate & Other (a)	(260)	(86)	(72)	(176)
Net income (loss) attributable to UGI Corporation	(163)	(48)	691	542
Net losses (gains) on commodity derivative instruments not associated with current-period transactions (net of tax of $(31), $15, $(2) and $16, respectively)	81	(33)	12	(66)
Unrealized losses (gains) on foreign currency derivative instruments (net of tax of $(7), $1, $(4) and $(5), respectively)	18	—	12	13
Loss on extinguishments of debt (net of tax of $(2), $(2) $(2) and $(2), respectively)	8	5	8	5
AmeriGas operations enhancement for growth project (net of tax of $0, $(3), $0 and $(6), respectively)	—	9	—	19
Restructuring costs (net of tax of $0, $(2), $0 and $(12), respectively)	—	7	—	37
Costs associated with exit of UGI International energy marketing business (net of tax of $0, $0, $0 and $(14), respectively)	—	2	—	68
Loss on disposals of businesses (net of tax of $(1),$(17), $(1) and $(17), respectively)	53	45	53	45
Impairments of equity method investments and assets (net of tax of $0, $0, $0 and $(2), respectively)	—	25	—	30
Total adjustments (a) (b)	160	60	85	151
Adjusted net income (loss) attributable to UGI Corporation	$(3)	$12	$776	$693

UGI CORPORATION AND SUBSIDIARIES

	Three Months Ended June 30,		Nine Months Ended June 30,
Adjusted diluted earnings (loss) per share:	2025	2024	2025	2024
Utilities	$0.02	$0.06	$1.19	$1.18
Midstream & Marketing	0.09	0.10	1.18	1.09
UGI International	0.17	0.19	1.05	0.99
AmeriGas Propane	0.17	(0.17)	0.07	0.08
Corporate & Other (a)	(1.21)	(0.41)	(0.33)	(0.82)
Earnings (loss) per share - diluted (c)	(0.76)	(0.23)	3.16	2.52
Net losses (gains) on commodity derivative instruments not associated with current-period transactions	0.38	(0.14)	0.06	(0.31)
Unrealized losses (gains) on foreign currency derivative instruments	0.08	—	0.05	0.06
Loss on extinguishments of debt	0.04	0.02	0.04	0.02
AmeriGas operations enhancement for growth project	—	0.04	—	0.09
Restructuring costs	—	0.03	—	0.17
Costs associated with exit of UGI International energy marketing business	—	0.01	—	0.32
Loss on disposals of businesses	0.25	0.21	0.24	0.21
Impairments of equity method investments and assets	—	0.12	—	0.14
Total adjustments (a)	0.75	0.29	0.39	0.70
Adjusted diluted earnings (loss) per share (c)	$(0.01)	$0.06	$3.55	$3.22

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
(c)The loss per share for the three months ended June 30, 2024 was determined excluding the effect of 3.82 million dilutive shares as the impact of such shares would have been antidilutive due to the net loss for the period. The adjusted earnings per share for the three months ended June 30, 2024 was determined based upon fully diluted shares of 214.50 million.

Executive Overview

Recent Developments

Global LPG Business Transactions

As part of the Company’s ongoing global LPG business portfolio optimization efforts, the Company is strategically divesting operations in non-core markets to focus resources where it can achieve superior operational results and deliver enhanced customer value.

UGI International. In June 2025, UGI International, through a wholly-owned subsidiary, completed the sale of UniverGas, its LPG distribution business in Italy. In conjunction with the sale, during the third quarter of Fiscal 2025, the Company recorded a pre-tax loss of $51 million.

In June 2025, UGI International, through a wholly-owned subsidiary, entered into a definitive agreement to divest our cylinder business in the United Kingdom. Accordingly, the assets and liabilities associated with this business, primarily comprised of long-lived assets, have been classified as held for sale at June 30, 2025. During the third quarter of Fiscal 2025, the Company recognized a non-cash, pre-tax impairment charge of $3 million to record such assets at estimated fair value less costs to sell. The transaction is expected to close in the fourth quarter of Fiscal 2025.

UGI CORPORATION AND SUBSIDIARIES
AmeriGas Propane. In June 2025, AmeriGas OLP entered into a definitive agreement to divest its propane business located in Hawaii. The transaction includes the sale of approximately 750,000 gallons of propane storage facilities and multiple delivery fleet assets. Accordingly, the assets and liabilities associated with this business, primarily comprised of long-lived assets, have been classified as held for sale at June 30, 2025. The Company expects to record a gain on the sale at close. The transaction is expected to close in the fourth quarter of Fiscal 2025.

See Note 5 to Condensed Consolidated Financial Statements for additional information.

2025 three-month period compared with 2024 three-month period

Net loss attributable to UGI Corporation for the 2025 three-month period was $163 million (equal to $0.76 loss per diluted share) compared to $48 million (equal to $0.23 loss per diluted share) for the 2024 three-month period. These results include net gains (losses) from changes in unrealized commodity derivative instruments and certain foreign currency derivative instruments of $(99) million and $33 million during the 2025 and 2024 three-month periods, respectively.

Net loss attributable to UGI Corporation for the 2025 three-month period also includes (1) a $53 million loss on disposals of certain non-core assets from our global LPG business; and (2) a loss on extinguishments of debt of $8 million, primarily at AmeriGas Propane.

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

Adjusted net loss attributable to UGI Corporation for the 2025 three-month period was $3 million (equal to $0.01 loss per diluted share) compared to adjusted net income of $12 million (equal to $0.06 per diluted share) for the 2024 three-month period. The decrease in adjusted net income attributable to UGI Corporation during the 2025 three-month period reflects lower earnings contributions from our Utilities, Midstream & Marketing and UGI International segment, partially offset by higher earnings contributions from the AmeriGas Propane segment. In addition, adjusted net income during the 2025 three-month period also reflects significantly lower income tax expenses primarily related to an increase in investment tax credits in our Midstream & Marketing segment and the release of a valuation allowance on deferred tax assets expected to be utilized in the current year in our UGI International segment. During the 2025 three-month period, temperatures in all of our segments were colder than the prior-year period, except for the UGI International segment.

Utilities’ adjusted net income attributable to UGI Corporation decreased $8 million in the 2025 three-month period compared to the prior-year period, primarily attributable to higher operating and administration expenses, partially offset by higher total margin.

Midstream & Marketing’s adjusted net income attributable to UGI Corporation decreased $3 million in the 2025 three-month period, primarily attributable to lower total margin, partially offset by lower income tax expenses, reflecting higher investment tax credits in the 2025 three-month period.
UGI International’s adjusted net income attributable to UGI Corporation decreased $3 million in the 2025 three-month period, reflecting lower total margin, substantially offset by lower operating and administrative expenses and lower income tax expenses.
AmeriGas Propane’s adjusted net income attributable to UGI Corporation increased $73 million in the 2025 three-month period, primarily attributable to lower income taxes.
2025 nine-month period compared with 2024 nine-month period

Net income attributable to UGI Corporation for the 2025 nine-month period was $691 million (equal to $3.16 per diluted share) compared to $542 million (equal to $2.52 per diluted share) for the 2024 nine-month period. These results include net gains (losses) from changes in unrealized commodity derivative instruments and certain foreign currency derivative instruments of $(24) million and $53 million during the 2025 and 2024 nine-month periods, respectively.

UGI CORPORATION AND SUBSIDIARIES
Net income attributable to UGI Corporation for the 2025 nine-month period also includes (1) a $53 million loss on disposals of certain non-core assets from our global LPG business; and (2) a loss on extinguishments of debt of $8 million, primarily at AmeriGas Propane.

Net income attributable to UGI Corporation during the 2024 nine-month period also includes (1) $68 million of costs associated with the exit of our UGI International energy marketing business in Europe, principally reflecting wind-down activities in the Netherlands and the loss on the sale of the energy marketing business located in France; (2) a $45 million impairment of assets held for sale associated with UGID; (3) restructuring costs of $37 million largely attributable to a reduction in workforce and related costs, primarily at UGI International; (4) $30 million of impairments associated with equity method investments and certain other assets at UGI International; (5) external advisory fees of $19 million associated with AmeriGas operations enhancement for growth project; and (6) loss on extinguishments of debt of $5 million, primarily at AmeriGas Propane.

Adjusted net income attributable to UGI Corporation for the 2025 nine-month period was $776 million (equal to $3.55 per diluted share) compared to $693 million (equal to $3.22 per diluted share) for the 2024 nine-month period. The increase in adjusted net income attributable to UGI Corporation for the 2025 nine-month period reflects higher earnings contributions from our Midstream & Marketing, UGI International and Utilities segments, partially offset by slightly lower earnings contributions from the AmeriGas Propane segment. In addition, the increase in adjusted net income during the 2025 nine-month period also reflects significantly lower income tax expenses primarily related to an increase in investment tax credits in our Midstream & Marketing segment and the release of a valuation allowance on deferred tax assets expected to be utilized in the current year in our UGI International segment. During the 2025 nine-month period, temperatures in all of our segments were colder than the prior-year period.

Utilities’ adjusted net income attributable to UGI Corporation increased $6 million during the 2025 nine-month period. The increase was largely attributable to higher total margin due in large part to higher core market volumes and the increase in the base rate at WV Gas Utility effective January 2024, partially offset by higher operating and administrative expenses.

Midstream & Marketing’s adjusted net income attributable to UGI Corporation increased $24 million during the 2025 nine-month period. The increase is primarily attributable to lower income tax expenses, reflecting higher investment tax credits in the 2025 nine-month period, partially offset by lower total margin.

UGI International’s adjusted net income attributable to UGI Corporation increased $16 million during the 2025 nine-month period. The increase is mainly attributable to lower operating and administrative expenses and lower income tax expenses, partially offset by lower margin contributions primarily from our LPG business, reflecting lower LPG retail volumes sold.

AmeriGas Propane’s adjusted net income attributable to UGI Corporation decreased $1 million during the 2025 nine-month period as higher total margin, reflecting higher average retail propane unit margins, and lower operating and administrative expenses were more than offset by higher income tax expenses.

UGI CORPORATION AND SUBSIDIARIES
Analysis of Segment Results

2025 Three-Month Period Compared with the 2024 Three-Month Period

Utilities

For the three months ended June 30,	2025	2024	Increase (Decrease)
(Dollars in millions)
Revenues	$287	$257	$30	12%
Total margin (a)	$168	$164	$4	2%
Operating and administrative expenses (a)	$96	$86	$10	12%
Operating income	$29	$37	$(8)	(22)%
Earnings before interest expense and income taxes	$30	$39	$(9)	(23)%
Gas Utility system throughput—bcf
Core market	12	12	—	—%
Total	82	78	4	5%
Electric Utility distribution sales - gwh	216	225	(9)	(4)%
Gas Utility degree days—% (warmer) than normal (b)	(8.9)%	(26.1)%	—	—
(a)Total margin represents revenues less cost of sales and revenue-related taxes (i.e., gross receipts and business and occupation taxes) of $4 million during each of the 2025 and 2024 three-month periods. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating and administrative expenses presented above).
(b)Deviation from average heating degree days is determined on a 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for airports located within Gas Utility’s service territories.

Temperatures in Gas Utility’s service territories during the 2025 three-month period were 8.9% warmer than normal and 24.9% colder than the prior-year period. Notwithstanding the colder weather, Gas Utility core market volumes was comparable to the prior-year period. Total Gas Utility volume increased 5% during the 2025 three-month period, mainly reflecting an increase in large firm delivery service volumes. The decrease in Electric Utility distribution sales volumes is primarily attributable to colder weather in the Electric Utility’s service territories.
Utilities revenues increased $30 million during the 2025 three-month period, reflecting higher Gas Utility revenues. The increase in Gas Utility revenues was largely attributable to the higher PGC rates reflecting higher natural gas costs and higher off-system sales. Electric Utility revenues were comparable to the prior-year period as higher DS rates were substantially offset by the lower sales volumes.

Utilities cost of sales increased $26 million during the 2025 three-month period, reflecting higher Gas Utility cost of sales. The increase in Gas Utility cost of sales was largely attributable to the higher PGC rates and higher cost of sales associated with off-system sales. Electric Utility cost of sales was comparable to the prior-year period as higher DS rates were substantially offset by the lower sales volumes.

Utilities total margin increased $4 million during the 2025 three-month period, primarily reflecting higher margins at WV Gas Utility from an increase in IREP revenues compared to the prior-year period. Electric Utility margin was comparable to the prior-year period.

Utilities operating income and earnings before interest expense and income taxes decreased $8 million and $9 million, respectively, during the 2025 three-month period. These decreases largely reflect higher operating and administrative expenses ($10 million) and higher depreciation expense ($2 million), partially offset by the increase in total margin ($4 million). The higher operating and administrative expenses reflect, among other things, higher personnel expenses and slightly higher maintenance expense. The higher depreciation expense compared to the prior-year period reflects the effects of continued distribution system capital expenditure activity.

UGI CORPORATION AND SUBSIDIARIES
Midstream & Marketing

For the three months ended June 30,	2025	2024	Increase (Decrease)
(Dollars in millions)
Revenues	$278	$253	$25	10%
Total margin (a)	$77	$86	$(9)	(10)%
Operating and administrative expenses	$32	$30	$2	7%
Operating income	$27	$41	$(14)	(34)%
Earnings before interest expense and income taxes	$27	$43	$(16)	(37)%
(a)Total margin represents revenues less cost of sales.

Average temperatures across Midstream & Marketing’s energy marketing territory during the 2025 three-month period were 5.4% warmer than normal and 22.4% colder than the prior-year period.

Midstream & Marketing revenues increased $25 million during the 2025 three-month period, primarily reflecting higher revenues from natural gas marketing activities ($32 million), including the effects of capacity management activities, that were primarily impacted by the colder weather, partially offset by the absence of revenues from UGID that was sold in September 2024 ($8 million).

Midstream & Marketing cost of sales increased $34 million during the 2025 three-month period, primarily reflecting higher natural gas costs ($29 million) related to the previously mentioned natural gas marketing activities and higher midstream cost of sales ($2 million). These increases were partially offset by the absence of cost of sales from UGID that was sold in September 2024 ($3 million).

Midstream & Marketing total margin decreased $9 million during the 2025 three-month period, primarily reflecting lower midstream margins ($7 million), mainly from lower natural gas gathering and processing activities, and the absence of margins from UGID that was sold in September 2024 ($5 million). These decreases were partially offset by higher total margin from natural gas marketing activities ($4 million).

Midstream & Marketing operating income and earnings before interest expense and income taxes decreased $14 million and $16 million, respectively, during the 2025 three-month period. These decreases largely reflect the decrease in total margin ($9 million), lower other operating income ($6 million) and slightly higher operating and administrative expenses ($2 million), partially offset by lower depreciation and amortization expenses ($2 million).

UGI International

For the three months ended June 30,	2025	2024	Increase (Decrease)
(Dollars in millions)
Revenues	$437	$455	$(18)	(4)%
Total margin (a)	$192	$211	$(19)	(9)%
Operating and administrative expenses	$129	$138	$(9)	(7)%
Operating income	$43	$57	$(14)	(25)%
Earnings before interest expense and income taxes	$43	$57	$(14)	(25)%
LPG retail gallons sold (millions)	139	152	(13)	(9)%
Degree days—% (warmer) than normal (b)	(20.8)%	(10.0)%	—	—
(a)Total margin represents revenues less cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data at locations in our UGI International service territories.

Average temperatures during the 2025 three-month period were 20.8% warmer than normal and 15.5% warmer than the prior-year period. Total LPG retail gallons sold during the 2025 three-month period were 9% lower than the prior-year period, largely due to continued structural conservation, the absence of certain customers who previously converted from natural gas to LPG and the impact from the warmer weather.

UGI CORPORATION AND SUBSIDIARIES
UGI International base-currency results are translated into USD based upon exchange rates experienced during the reporting periods. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During the 2025 and 2024 three-month periods, the average unweighted euro-to-USD translation rates were approximately $1.13 and $1.08, respectively, and the average unweighted British pound sterling-to-USD translation rates were approximately $1.34 and $1.26, respectively. Fluctuations in these foreign currency exchange rates can have a significant impact on the individual financial statement components discussed below. The Company uses forward foreign currency exchange contracts entered into over multi-year periods to reduce the volatility in earnings that may result from such changes in foreign currency exchange rates. These forward foreign currency exchange contracts did not have a material impact on either of the three-month periods.

Average wholesale prices for propane and butane during the 2025 three-month period in northwest Europe were approximately 14.7% and 14.5% lower, respectively, compared with the prior-year period. UGI International revenues decreased $18 million during the 2025 three-month period compared to the prior-year period. The decrease in revenues principally reflects lower LPG volumes sold, partially offset by the translation effects of the stronger foreign currencies (approximately $22 million). The cost of sales was comparable to the prior-year period as lower LPG volumes sold was substantially offset by the translation effects of the stronger foreign currencies (approximately $12 million) and, to a much lesser extent, slightly higher LPG product costs.

UGI International total margin decreased $19 million during the 2025 three-month period, primarily reflecting lower margin contributions from our LPG business and, to a lesser extent, from our energy marketing activities. The lower margin contribution from our LPG business reflects the lower LPG retail volumes sold and, to a lesser extent, the effects of lower average unit margins, partially offset by the translation effects of the stronger foreign currencies (approximately $10 million). The lower margin from our energy marketing activities reflects the aforementioned exit of substantially all of UGI International’s energy marketing business that was completed as of the end of the first quarter of Fiscal 2024.

UGI International operating income and earnings before interest expense and income taxes each decreased $14 million during the 2025 three-month period. The decrease in operating income principally reflects the $19 million decrease in total margin and slightly higher depreciation and amortization expenses ($2 million), partially offset by lower operating and administrative expenses ($9 million). The lower operating and administrative expenses in the 2025 three-month period primarily reflects lower personnel expenses and lower distribution expenses due to lower retail volumes sold, partially offset by the translation effects of the stronger foreign currencies (approximately $8 million) and the effects of inflationary increases. The decrease in earnings before interest expense and income taxes in the 2025 three-month period largely reflects the $14 million decrease in operating income.
AmeriGas Propane

For the three months ended June 30,	2025	2024	Increase (Decrease)
(Dollars in millions)
Revenues	$434	$445	$(11)	(2)%
Total margin (a)	$227	$228	$(1)	—%
Operating and administrative expenses	$220	$219	$1	—%
Operating loss / loss before interest expense and income taxes	$(28)	$(27)	$(1)	(4)%
Retail gallons sold (millions)	138	142	(4)	(3)%
Degree days—% (warmer) than normal (b)	(0.1)%	(5.5)%	—	—
(a)Total margin represents total revenues less total cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for 344 regions in the U.S., excluding Alaska and Hawaii.

Average temperatures during the 2025 three-month period were 0.1% warmer than normal and 5.2% colder than the prior-year period. Total retail gallons sold decreased 3% during the 2025 three-month period primarily due to continuing customer attribution, largely offset by the impact from the colder weather.

Average daily wholesale propane commodity prices during the 2025 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 5% higher than such prices during the 2024 three-month period. Total revenues decreased $11 million during the 2025 three-month period largely reflecting lower retail volumes sold ($10 million), lower wholesale revenues ($8 million) and lower fee income ($3 million), partially offset by the effects of higher average retail propane selling prices ($10 million).

UGI CORPORATION AND SUBSIDIARIES

Total cost of sales decreased $10 million during the 2025 three-month period largely reflecting lower wholesale cost of sales ($7 million) and the lower retail volumes sold ($5 million), partially offset by higher retail propane product costs ($4 million).

Total margin was comparable to the prior-year period as the higher average retail propane unit margins ($6 million) was substantially offset by the lower retail propane volumes sold ($5 million).

Operating loss and loss before interest expense and income taxes each was comparable to the prior-year period as slightly lower total margin was partially offset by slightly higher gains on asset sales. Operating and administrative expenses were comparable to the prior-year period as slightly lower vehicle expenses were substantially offset by slightly higher compensation expenses.

Interest Expense and Income Taxes

Our consolidated interest expense during the 2025 three-month period was $101 million compared to $96 million during the 2024 three-month period. The slight increase in interest expense reflects the effects of higher average long-term debt outstanding at Utilities and UGI Corporation and higher average credit agreement borrowings at UGI International, substantially offset by lower average long-term debt outstanding at AmeriGas Propane during the 2025 three-month period.

The decrease in the Company’s income tax rate for the 2025 three-month period principally reflects an increase in investment tax credits in our Midstream & Marketing segment and the release of a valuation allowance on deferred tax assets expected to be utilized by our UGI International segment.

2025 Nine-Month Period Compared with the 2024 Nine-Month Period
Utilities

For the nine months ended June 30,	2025	2024	Increase (Decrease)
(Dollars in millions)
Revenues	$1,545	$1,396	$149	11%
Total margin (a)	$827	$792	$35	4%
Operating and administrative expenses (a)	$290	$271	$19	7%
Operating income	$407	$396	$11	3%
Earnings before interest expense and income taxes	$412	$400	$12	3%
Gas Utility system throughput—bcf
Core market	96	87	9	10%
Total	308	303	5	2%
Electric Utility distribution sales - gwh	737	732	5	1%
Gas Utility degree days—% (warmer) than normal (b)	(1.9)%	(15.5)%	—	—
(a)Total margin represents revenues less cost of sales and revenue-related taxes (i.e., gross receipts and business and occupation taxes) of $21 million and $20 million during the 2025 and 2024 nine-month periods, respectively. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating and administrative expenses presented above).
(b)Deviation from average heating degree days is determined on a 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for airports located within Gas Utility’s service territories.

Temperatures in Gas Utility’s service territories during the 2025 nine-month period were 1.9% warmer than normal and 11.5% colder than the prior-year period. Gas Utility core market volumes increased 10% during the 2025 nine-month period, principally reflecting the impact from the colder weather compared to the prior-year period. Total Gas Utility volume increased 2% during the 2025 nine-month period, reflecting the increase in core market volumes that was partially offset by lower large firm delivery service volumes. The increase in Electric Utility distribution sales volumes is primarily attributable to colder weather during the 2025 nine-month period.
Utilities revenues increased $149 million during the 2025 nine-month period, primarily reflecting higher Gas Utility revenues ($144 million). The increase in Gas Utility revenues was largely attributable to the higher core market volumes, higher off-system sales and the increase in the WV Gas Utility base rate, effective January 1, 2024. These increases were partially offset

UGI CORPORATION AND SUBSIDIARIES
by the effects of the weather normalization adjustments. The increase in Electric Utility revenues ($5 million) in the 2025 nine-month period is principally attributable to the higher DS rates and higher volumes.

Utilities cost of sales increased $114 million during the 2025 nine-month period, primarily reflecting higher Gas Utility cost of sales ($108 million). The increase in Gas Utility cost of sales was largely attributable to the higher core market volumes and higher cost of sales associated with off-system sales. The increase in Electric Utility cost of sales ($6 million) is principally attributable to the higher DS rates and higher sales volumes.

Utilities total margin increased $35 million during the 2025 nine-month period, reflecting higher Gas Utility total margin. The increase in Gas Utility total margin mainly reflects the higher core market volumes and the increase in the WV Gas Utility base rate, effective January 1, 2024, partially offset by the effects of the weather normalization adjustments. Electric Utility margin was comparable to the prior-year period.

Utilities operating income and earnings before interest expense and income taxes increased $11 million and $12 million, respectively, during the 2025 nine-month period. These increases largely reflect the increase in total margin ($35 million), partially offset by higher operating and administrative expenses ($19 million) and higher depreciation expense ($8 million). The higher operating and administrative expenses reflect, among other things, higher personnel expenses and higher maintenance expenses. The higher depreciation expense compared to the prior-year period reflects the effects of continued distribution system capital expenditure activity.

Midstream & Marketing

For the nine months ended June 30,	2025	2024	Increase (Decrease)
(Dollars in millions)
Revenues	$1,232	$1,130	$102	9%
Total margin (a)	$417	$441	$(24)	(5)%
Operating and administrative expenses	$92	$90	$2	2%
Operating income	$269	$291	$(22)	(8)%
Earnings before interest expense and income taxes	$276	$298	$(22)	(7)%
(a)Total margin represents revenues less cost of sales.

Average temperatures across Midstream & Marketing’s energy marketing territory during the 2025 nine-month period were 0.7% warmer than normal and 11.8% colder than the prior-year period.

Midstream & Marketing revenues increased $102 million during the 2025 nine-month period, primarily reflecting higher revenues from natural gas marketing activities ($116 million), including the effects of capacity management activities, that were primarily impacted by the colder weather and higher revenues from renewable energy ($6 million). These increases were partially offset by the absence of revenues from UGID that was sold in September 2024 ($26 million).

Midstream & Marketing cost of sales increased $126 million during the 2025 nine-month period, primarily reflecting higher natural gas costs ($110 million) related to the previously mentioned natural gas marketing activities, higher midstream cost of sales ($15 million), mainly from higher peaking activities, and higher cost of sales from renewable energy ($4 million). These increases were partially offset by the absence of cost of sales from UGID that was sold in September 2024 ($15 million).

Midstream & Marketing total margin decreased $24 million during the 2025 nine-month period, primarily reflecting lower midstream margins ($22 million), mainly from lower natural gas gathering and processing activities, and the absence of margins from UGID that was sold in September 2024 ($12 million). These decreases were partially offset by higher total margin from natural gas marketing activities ($7 million).

Midstream & Marketing operating income and earnings before interest expense and income taxes during the 2025 nine-month period each decreased $22 million compared to the prior-year period. The decrease in operating income and earnings before interest expense and income taxes is largely attributable to the lower total margin ($24 million) and slightly higher operating and administrative expenses ($2 million), partially offset by lower depreciation and amortization expense ($6 million).

UGI CORPORATION AND SUBSIDIARIES
UGI International

For the nine months ended June 30,	2025	2024	Increase (Decrease)
(Dollars in millions)
Revenues	$1,725	$1,853	$(128)	(7)%
Total margin (a)	$758	$795	$(37)	(5)%
Operating and administrative expenses	$405	$440	$(35)	(8)%
Operating income	$288	$294	$(6)	(2)%
Earnings before interest expense and income taxes	$296	$305	$(9)	(3)%
LPG retail gallons sold (millions)	570	587	(17)	(3)%
Degree days—% (warmer) than normal (b)	(5.6)%	(12.3)%	—	—
(a)Total margin represents revenues less cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data at locations in our UGI International service territories.

Average temperatures during the 2025 nine-month period were 5.6% warmer than normal and 5.4% colder than the prior-year period. Notwithstanding the colder weather, total LPG retail gallons sold during the 2025 nine-month period slightly decreased compared to the prior-year period, largely attributable to continued structural conservation and the absence of certain customers who previously converted from natural gas to LPG, substantially offset by the impact from the colder weather and higher crop drying campaigns.

UGI International base-currency results are translated into USD based upon exchange rates experienced during the reporting periods. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During the 2025 and 2024 nine-month periods, the average unweighted euro-to-USD translation rates were approximately $1.08 and $1.08, respectively, and the average unweighted British pound sterling-to-USD translation rates were approximately $1.29 and $1.26, respectively. Fluctuations in these foreign currency exchange rates can have a significant impact on the individual financial statement components discussed below. The Company uses forward foreign currency exchange contracts entered into over multi-year periods to reduce the volatility in earnings that may result from such changes in foreign currency exchange rates. These forward foreign currency exchange contracts resulted in realized net gains of $7 million and $12 million in the 2025 and 2024 nine-month periods, respectively.

Average wholesale prices for propane and butane during the 2025 nine-month period in northwest Europe were approximately 3.3% and 1.1% higher, respectively, compared with the prior-year period. UGI International revenues and cost of sales decreased $128 million and $91 million, respectively, during the 2025 nine-month period compared to the prior-year period. The decrease in revenues and cost of sales principally reflects significantly lower energy marketing activities during the 2025 nine-month period resulting from the exit of substantially all of UGI International’s energy marketing business in Belgium, France and the Netherlands in Fiscal 2024. The decrease in revenues was also attributable to the lower LPG retail volumes sold, partially offset by LPG price increases across Europe. The decrease in cost of sales was also attributable to the lower LPG retail volumes sold, substantially offset by higher LPG product costs.

UGI International total margin decreased $37 million during the 2025 nine-month period, primarily reflecting the lower margin contributions from our LPG business and, to a lesser extent, from our energy marketing activities. The lower margin from our LPG business primarily reflects the lower LPG retail volumes sold, partially offset by the effects of higher average unit margins in the 2025 nine-month period. The lower margin from our energy marketing activities reflects the impact of the aforementioned exit of substantially all of UGI International’s energy marketing business.

UGI International operating income and earnings before interest expense and income taxes decreased $6 million and $9 million, respectively, during the 2025 nine-month period. The decrease in operating income principally reflects the decrease in total margin ($37 million), largely offset by lower operating and administrative expenses ($35 million). The lower operating and administrative expenses during the 2025 nine-month period primarily reflects lower personnel expenses and, to a lesser extent, distribution and maintenance expenses in our LPG business and a decline in energy marketing-related operating expenses, partially offset by the effects of inflationary increases. The decrease in earnings before interest expense and income taxes in the 2025 nine-month period largely reflects the $6 million decrease in operating income and lower realized gains on foreign currency exchange contracts entered into in order to reduce volatility in UGI International earnings resulting from the effects of changes in foreign currency exchange rates ($5 million).

UGI CORPORATION AND SUBSIDIARIES
AmeriGas Propane

For the nine months ended June 30,	2025	2024	Increase (Decrease)
(Dollars in millions)
Revenues	$1,909	$1,869	$40	2%
Total margin (a)	$1,020	$1,007	$13	1%
Operating and administrative expenses	$713	$720	$(7)	(1)%
Operating income / earnings before interest expense and income taxes	$200	$182	$18	10%
Retail gallons sold (millions)	611	609	2	—%
Degree days—% (warmer) than normal (b)	(1.1)%	(7.8)%	—	—
(a)Total margin represents total revenues less total cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for 344 regions in the U.S., excluding Alaska and Hawaii.

Average temperatures during the 2025 nine-month period were 1.1% warmer than normal and 6.2% colder than the prior-year period. Total retail gallons sold slightly increased during the 2025 nine-month period as the impact from the colder weather was substantially offset by continuing customer attrition.

Average daily wholesale propane commodity prices during the 2025 nine-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 9% higher than such prices during the 2024 nine-month period. Total revenues increased $40 million during the 2025 nine-month period reflecting the effects of higher average retail propane selling prices ($47 million) and slightly higher retail volumes sold ($5 million), partially offset by lower fee income ($10 million).

Total cost of sales increased $27 million during the 2025 nine-month period largely reflecting higher retail propane product costs ($26 million).

Total margin increased $13 million in the 2025 nine-month period reflecting higher average retail propane unit margins ($21 million), partially offset by lower fee income ($8 million).

Operating income and earnings before interest expense and income taxes each increased $18 million during the 2025 nine-month period, primarily reflecting the increase in total margin ($13 million) and lower operating and administrative expenses ($7 million). The decrease in operating and administrative expenses primarily reflects lower vehicle expenses and lower uncollectible accounts expenses.

Interest Expense and Income Taxes

Our consolidated interest expense during the 2025 nine-month period was $305 million compared to $296 million during the 2024 nine-month period. The increase in interest expense reflects the effects of higher average long-term debt outstanding at Utilities and UGI Corporation, substantially offset by lower interest expense from lower average long-term debt outstanding at AmeriGas Propane and lower average credit agreement borrowings during the 2025 nine-month period.

The decrease in the Company’s income tax rate for the 2025 nine-month period principally reflects an increase in investment tax credits in our Midstream & Marketing segment and the release of a valuation allowance on deferred tax assets expected to be utilized by our UGI International segment.

FINANCIAL CONDITION AND LIQUIDITY

The Company expects to have sufficient liquidity including cash on hand and available borrowing capacity, to continue to support long-term commitments and ongoing operations. Our total available liquidity balance, comprising cash and cash equivalents and available borrowing capacity on our revolving credit facilities, totaled approximately $1.9 billion and $1.5 billion at June 30, 2025 and September 30, 2024, respectively. As of June 30, 2025, “Current maturities of long-term debt” on the Condensed Consolidated Balance Sheet principally comprises (1) $100 million outstanding principal balance of the UGI Utilities, 2.95% Senior Notes, due June 2026; (2) $100 million outstanding principal balance of the UGI Utilities, 1.59% Senior Notes, due June 2026; and (3) $700 million outstanding principal balance of the UGI Corporation Senior Notes due in 2028 which became eligible for early conversion requests from July 1, 2025 through September 30, 2025.

UGI CORPORATION AND SUBSIDIARIES

As further described in the “Significant Financing Activities” section below, in July 2025, UGI Utilities entered into a note purchase agreement and expects to issue a total of $275 million aggregate principal amount senior notes in November 2025. UGI Utilities expects to use the net proceeds from the issuance of the senior notes primarily to refinance indebtedness and for general corporate purposes. With respect to the UGI Corporation Senior Notes that became eligible for early conversion requests from July 1, 2025 through September 30, 2025, the Company cannot predict whether noteholders will elect to convert during the conversion period. To-date, no noteholders have elected to convert their notes. In August 2025, the Company amended its credit agreement to add a new $300 million revolving credit facility. In addition, as of June 30, 2025, the Company had $279 million of unused borrowing capacity under its existing $475 million revolving credit facility and access to additional liquidity via subsidiaries to fund any additional cash consideration, if needed, in the event of early conversion by noteholders.

See “Significant Financing Activities” below and Note 8 to Condensed Consolidated Financial Statements for further information.

Except as noted, the Company does not have any senior notes or term loans maturing in the next twelve months. UGI and its subsidiaries were in compliance with all of its debt covenants as of June 30, 2025

We depend on both internal and external sources of liquidity to provide funds for working capital and to fund capital requirements. Our short-term cash requirements not met by cash from operations are generally satisfied with borrowings under credit facilities and, in the case of Midstream & Marketing, also from a Receivables Facility. Long-term cash requirements are generally met through the issuance of long-term debt or equity linked securities. We believe that each of our business units has sufficient liquidity in the forms of cash and cash equivalents on hand; cash expected to be generated from operations; credit facility and Receivables Facility borrowing capacity; and the ability to obtain long-term financing to meet anticipated contractual and projected cash commitments. Issuances of debt and equity securities in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

The primary sources of UGI’s cash and cash equivalents are the dividends and other cash payments made to UGI or its corporate subsidiaries by its principal business units. Our cash and cash equivalents totaled $350 million at June 30, 2025, compared with $213 million at September 30, 2024. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, at June 30, 2025 and September 30, 2024, UGI had $233 million and $72 million of cash and cash equivalents, respectively. Such cash is available to pay dividends on UGI Common Stock and for investment purposes.

Long-term Debt and Credit Facilities

Long-term Debt

The Company’s debt outstanding at June 30, 2025 and September 30, 2024, comprises the following:

	June 30, 2025							September 30, 2024
(Millions of dollars)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corp & Other	Eliminations (a)	Total	Total
Short-term borrowings	$60	$13	$259	$34	$—	$—	$366	$465

Long-term debt (including current maturities):
Senior notes	$2,000	$—	$471	$1,555	$700	$—	$4,726	$4,788
Term loans	118	780	354	—	400	—	1,652	1,759
Other long-term debt	15	41	13	201	196	(200)	266	186
Unamortized debt issuance costs	(7)	(11)	(5)	(15)	(18)	—	(56)	(55)
Total long-term debt	$2,126	$810	$833	$1,741	$1,278	$(200)	$6,588	$6,678
Total debt	$2,186	$823	$1,092	$1,775	$1,278	$(200)	$6,954	$7,143
(a) Represents the elimination of the intersegment loan between UGI International to AmeriGas Partners.

UGI CORPORATION AND SUBSIDIARIES

Significant Financing Activities

The following significant financing activities occurred during Fiscal 2025. See Note 8 to Condensed Consolidated Financial Statements for additional information on these transactions.

UGI Utilities Senior Notes. In July 2025, UGI Utilities entered into a note purchase agreement with a consortium of lenders. Pursuant to the note purchase agreement, UGI Utilities expects to issue $150 million aggregate principal amount of 5.10% Senior Notes due November 15, 2030, and $125 million aggregate principal amount of 5.68% Senior Notes due November 15, 2035. The Senior Notes are expected to be funded on or before November 14, 2025. These Senior Notes, when funded, are unsecured and will rank equally with UGI Utilities’ existing outstanding senior debt. UGI Utilities expects to use the net proceeds from the issuance of the senior notes primarily to refinance indebtedness and for general corporate purposes.

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

Mountaineer 2025 Credit Agreement. In May 2025, Mountaineer entered into the Mountaineer 2025 Credit Agreement providing for borrowings up to $150 million, including a $20 million sublimit for letters of credit. Mountaineer may request an increase in the amount of loan commitments to a maximum aggregate amount of $250 million, subject to certain terms and conditions. In connection with the entering into of the Mountaineer 2025 Credit Agreement, Mountaineer paid off in full and terminated the Mountaineer 2023 Credit Agreement, dated as of November 2019. Borrowings under the Mountaineer 2025 Credit Agreement can be used to refinance Mountaineer’s existing indebtedness, finance the working capital needs of Mountaineer and for general corporate purposes. The Mountaineer 2025 Credit Agreement is scheduled to expire in May 2030, and Mountaineer has the option, with the consent of the lenders, to extend the maturity date to May 2031, and then to May 2032.

Mountaineer Senior Notes. In April 2025, Mountaineer entered into a note purchase agreement which provides for the private placement of (1) $50 million aggregate principal amount of 6.11% Senior Notes due June 1, 2035, and (2) $20 million aggregate principal amount of 6.21% Senior Notes due June 1, 2037. Pursuant to the note purchase agreement, these senior notes were funded on May 30, 2025. These senior notes are unsecured and will rank equally with Mountaineer’s existing outstanding senior debt. The net proceeds from the issuance of the senior notes were used to reduce short-term borrowings and for general corporate purposes.

AmeriGas Partners Senior Notes. In May 2025, AmeriGas Partners and AmeriGas Finance Corp. issued $550 million aggregate principal amount of 9.5% Senior Notes due June 2030. The 9.5% Senior Notes rank equally with AmeriGas Partners’ existing and future outstanding senior notes. The net proceeds from the issuance of the 9.5% Senior Notes, together with cash on hand and other sources of liquidity, were used for the early repayment, pursuant to a tender offer and notice of redemption, of all AmeriGas Partners 5.875% Senior Notes having an aggregate principal amount of $664 million, plus tender and make whole premiums and accrued and unpaid interest.

In February 2025, UGI International borrowed $221 million under its revolving credit facility. The proceeds from these borrowings were subsequently used to fund an intercompany loan of $221 million to AmeriGas Partners. In March 2025, AmeriGas Partners and AmeriGas Finance Corp, using the cash on hand from borrowings under the intercompany loan, redeemed all of the $218 million outstanding aggregate principal balance of the 5.50% Senior Notes due May 2025, plus accrued and unpaid interest. As of June 30, 2025, borrowings outstanding on the intercompany loan were $200 million.

In conjunction with the early repayment of these senior notes, the Partnership recognized a pre-tax loss of $9 million primarily comprising tender and make whole premiums and the write-off of unamortized debt issuance costs, which is reflected in “Loss on extinguishments of debt” on the Condensed Consolidated Statement of Income for the three and nine months ended June 30, 2025.

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

In August 2025, the Company amended its UGI Corporation 2025 Credit Agreement to add an additional revolving credit facility of $300 million, the borrowings of which, if any, can be used solely to fund the cash consideration in the event of early conversion requests of the UGI Corporation Senior Notes (see “UGI Corporation Senior Notes” below). The $300 million credit facility is scheduled to expire in August 2026, and the Company has the option, subject to meeting certain conditions, to convert and extend the credit facility borrowings into a one year term loan.

UGI Corporation Senior Notes. In June 2024, UGI issued, in an underwritten private placement, an aggregate $700 million principal amount of 5.00% UGI Corporation Senior Notes due June 2028. The UGI Corporation Senior Notes are convertible subject to the occurrence of certain events and circumstances.

As of June 30, 2025, an early conversion condition associated with the market price of the Company’s common stock was met, and accordingly, pursuant to an indenture dated as of June 11, 2024, the UGI Corporation Senior Notes are convertible at the option of the noteholders, in whole or in part, from July 1, 2025 through September 30, 2025.

Because the Company must pay noteholders cash up to the aggregate principal amount and noteholders can convert at their sole election beginning July 1, 2025 through September 30, 2025, the Company classified the entire $700 million principal amount (net of unamortized debt issuance costs of $13 million) of the UGI Corporation Senior Notes in "Current maturities of long-term debt" on the June 30, 2025 Condensed Consolidated Balance Sheet.

Whether the UGI Corporation Senior Notes will become convertible in subsequent periods after September 30, 2025 will depend on the future occurrence of early conversion conditions. If none of the conversion conditions are met in future quarters, the UGI Corporation Senior Notes will revert to classification as "Long-term debt" on the Condensed Consolidated Balance Sheet.

The Company cannot predict whether noteholders will elect to convert during the conversion period ending September 30, 2025. Whether noteholders elect to convert will depend on various factors including market conditions and the secondary market trading price of the UGI Corporation Senior Notes relative to the value of early conversion. Historically, the secondary market trading price has exhibited a premium over the value of early conversion, indicating economic value to not requesting an early conversion. The Company cannot predict if these conditions will continue. As described above, in August 2025, the Company amended its credit agreement to add a new $300 million revolving credit facility, the borrowings of which, if any, can be used solely to fund the cash consideration in the event of conversion by noteholders. In addition, as of June 30, 2025, the Company had $279 million of unused borrowing capacity under its existing $475 million revolving credit facility and access to additional liquidity via subsidiaries to fund any additional cash consideration, if needed, in the event of early conversion by noteholders. To-date, no noteholders have elected to convert their notes.

Credit Facilities

Additional information related to the Company’s credit agreements can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 6 to Consolidated Financial Statements in the Company’s 2024 Annual Report.

UGI CORPORATION AND SUBSIDIARIES
Information about the Company’s principal credit agreements (excluding the Receivables Facility discussed below) as of June 30, 2025 and 2024, is presented in the table below.

(Millions of dollars or euros)	Total Capacity	Borrowings Outstanding	Letters of Credit and Guarantees Outstanding	Available Borrowing Capacity
As of June 30, 2025
AmeriGas OLP (a)	$170	$34	$1	$135
UGI International, LLC (b)	€500	€220	€—	€280
Energy Services	$300	$—	$—	$300
UGI Utilities	$375	$44	$—	$331
Mountaineer	$150	$16	$—	$134
UGI Corporation (c)	$475	$196	$—	$279
As of June 30, 2024
AmeriGas OLP	$400	$50	$2	$348
UGI International, LLC (b)	€500	€185	€—	€315
Energy Services	$300	$—	$—	$300
UGI Utilities	$375	$35	$—	$340
Mountaineer	$150	$64	$—	$86
UGI Corporation (c)	$300	$40	$—	$260
(a)The maximum amount available for borrowing at any time under the AmeriGas Senior Secured Revolving Credit Facility is limited to the borrowing base valuation, as defined by the agreement.
(b)Permits UGI International, LLC or UGI International Holdings B.V. to borrow in euros or USD. At June 30, 2025, the amount borrowed consisted of euro-denominated borrowings equivalent to $59 million and USD-denominated borrowings of $200 million. At June 30, 2024, the amount borrowed consisted of euro-denominated borrowings equivalent to $198 million.
(c)Borrowings outstanding have been classified as “Long-term debt” on the Condensed Consolidated Balance Sheets.

The average daily and peak short-term borrowings under the Company’s principal credit agreements are as follows:

	For the nine months ended		For the nine months ended
	June 30, 2025		June 30, 2024
(Millions of dollars or euros)	Average	Peak	Average	Peak
AmeriGas OLP	$34	$129	$7	$157
UGI International, LLC	€166	€277	€175	€229
Energy Services	$—	$—	$20	$62
UGI Utilities	$78	$263	$139	$316
Mountaineer	$80	$118	$77	$104
UGI Corporation	$238	$283	$216	$289

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

UGI CORPORATION AND SUBSIDIARIES
affiliates, including UGI. Trade receivables sold to the bank remain on the Company’s balance sheet and the Company reflects a liability equal to the amount advanced by the bank. The Company records interest expense on amounts owed to the bank. Energy Services continues to service, administer and collect trade receivables on behalf of the bank, as applicable.

At June 30, 2025, the outstanding balance of ESFC trade receivables was $58 million, $13 million of which were sold to the bank. At June 30, 2024, the outstanding balance of ESFC trade receivables was $54 million, none of which was sold to the bank. During the nine months ended June 30, 2025, peaks sales of receivables was $13 million and average daily amounts sold were not material. During the nine months ended June 30, 2024, peak sales of receivables and average daily amounts sold were $97 million and $29 million, respectively.

Dividends and Repurchases of Common Stock
On November 20, 2024, UGI’s Board of Directors declared a cash dividend equal to $0.375 per common share. The dividend was paid on January 1, 2025, to shareholders of record on December 16, 2024. On February 5, 2025, UGI’s Board of Directors declared a cash dividend equal to $0.375 per common share. The dividend was paid on April 1, 2025, to shareholders of record on March 17, 2025. On May 7, 2025, UGI’s Board of Directors declared a quarterly dividend of $0.375 per common share. The dividend was paid on July 1, 2025, to shareholders of record on June 16, 2025. On August 6, 2025, UGI’s Board of Directors declared a cash dividend equal to $0.375 per common share. The dividend is payable October 1, 2025, to shareholders of record on September 15, 2025.
Pursuant to the UGI share repurchase program authorized in February 2022, which allows for the repurchase of up to 8 million shares of UGI Common Stock, expiring February 2026, during the nine months ended June 30, 2025, the Company purchased 0.5 million shares on the open market at a total purchase price of approximately $17 million. The Company did not repurchase any shares during the third quarter of Fiscal 2025.

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

Operating Activities. Year-to-year variations in our cash flows from operating activities can be significantly affected by changes in operating working capital, especially during periods with significant changes in energy commodity prices. Cash flow provided by operating activities was $1,137 million in the 2025 nine-month period compared to 1,031 million in the 2024 nine-month period. Cash flow provided by operating activities before changes in operating working capital was $1,238 million in the 2025 nine-month period compared to $1,181 million in the 2024 nine-month period. Cash used to fund changes in operating working capital totaled $101 million in the 2025 nine-month period, as compared to the $150 million in the 2024 nine-month period. The decrease in cash required to fund changes in operating working capital in the 2025 nine-month period reflects, among other things, a decrease in cash used to fund changes in accounts payable and other current liabilities largely offset by higher cash required to fund changes in accounts receivable.

Investing Activities. Investing activity cash flow is principally affected by cash expenditures for property, plant and equipment; cash paid for acquisitions of businesses and assets; investments in equity method investees; and cash activity associated with dispositions of businesses and assets. Cash flow used by investing activities was $499 million in the 2025 nine-month period compared to 551 million in the 2024 nine-month period. Cash expenditures for property, plant and equipment were $579 million in the 2025 nine-month period compared with $530 million in the 2024 nine-month period. Net proceeds from the disposal of businesses and assets in Fiscal 2025 includes, among other things, proceeds from the sale of UniverGas. Investments in equity method investments during the 2025 nine-month period principally reflects our continuing investments in renewable energy projects at our Midstream & Marketing segment.

Financing Activities. Changes in cash flow from financing activities are primarily due to issuances and repayments of long-term debt; net short-term borrowings; dividends on UGI Common Stock; quarterly payments on outstanding Purchase Contracts; and issuances and repurchases of equity instruments.

Cash flow used by financing activities was $505 million in the 2025 nine-month period compared to $608 million in the 2024 nine-month period. The 2025 nine-month period includes, among other things, (a) the issuance by UGI Utilities of $50 million and $125 million principal amount of senior notes (b) entering into the UGI Corporation 2025 Credit Agreement consisting of

UGI CORPORATION AND SUBSIDIARIES
(1) a $475 million revolving credit facility and (2) a $400 million variable-rate term loan, proceeds from the UGI Corporation 2025 Credit Agreement were used to repay all borrowings under the UGI Corporation Credit Facility Agreement, (c) the repayment by AmeriGas Propane of the $218 million outstanding aggregate principal amount of the 5.50% Senior Notes, (d) the issuance by Mountaineer of $50 million and $20 million principal amount of senior notes, (e) the issuance by AmeriGas Propane of $550 million principal amount of senior notes, and (f) the repayment by AmeriGas Propane of the $664 million outstanding aggregate principal amount of the 5.875% Senior Notes.

The 2024 nine-month period includes the June 2024 issuance by UGI Corporation of $700 million of the UGI Corporation Senior Notes and UGI Utilities issuance of $250 million principal amount of senior notes. Proceeds from the UGI Corporation Senior Notes were used to reduce amounts outstanding under UGI Corporation’s revolving credit facility, to repay its outstanding variable-rate amortizing term loan in the amount of $194 million, and to fund a capital contribution to the Partnership in the amount of $315 million which, along with other sources of liquidity, AmeriGas Partners used to repurchase $475 million aggregate principal amount of its 5.50% Senior Notes. Proceeds From the issuance of UGI Utilities’ senior notes in the 2024 nine-month period were used by UGI Utilities to reduce short-term borrowings and for general corporate purposes.

UTILITY REGULATORY MATTERS

UGI Utilities. On January 27, 2025, PA Gas Utility filed a request with the PAPUC to increase its base operating revenues for residential, commercial and industrial customers by $110 million annually. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service. PA Gas Utility requested the new gas rates become effective March 28, 2025. The PAPUC entered an Order on February 20, 2025, suspending the effective date for the rate increase to allow for investigation and public hearings. On July 9, 2025, a Joint Petition for Approval of Settlement of all issues was filed with the PAPUC. It provided for a $70 million annual base distribution rate increase and maintenance of the Weather Normalization Adjustment through the end of its pilot period with modification. The Joint Petition is subject to a recommended decision by the presiding PAPUC administrative law judges and a final order of the PAPUC Commissioners. The Company cannot predict the ultimate outcome of the rate case review process.

Mountaineer. On July 31, 2025, WV Gas Utility submitted its 2025 IREP filing to the WVPSC requesting recovery of $24 million, an increase of $5 million, for costs associated with capital investments after December 31, 2022, that total $274 million, including $77 million in calendar year 2026. The filing included capital investments totaling $445 million over the 2026 - 2030 period.

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

The Company has received claims as a result of the explosion and is involved in lawsuits relative to the incident. With the issuance of the final NTSB report, discovery in the litigation has begun. The Company maintains liability insurance for personal injury, property and casualty damages and believes that third-party claims associated with the explosion, in excess of the Company’s deductible, are recoverable through the Company’s insurance. The Company cannot predict the result of these pending or future claims and legal actions at this time.

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

In order to manage market price risk relating to substantially all of Midstream & Marketing’s fixed-price sale contracts for physical natural gas, Midstream & Marketing enters into NYMEX, ICE and over-the-counter natural gas futures and option contracts, and natural gas basis swap contracts or enters into fixed-price supply arrangements. Although Midstream & Marketing’s fixed-price supply arrangements mitigate most risks associated with its fixed-price sales contracts, should any of the suppliers under these arrangements fail to perform, increases, if any, in the cost of replacement natural gas would adversely impact Midstream & Marketing’s results. In order to reduce this risk of supplier nonperformance, Midstream & Marketing has diversified its purchases across a number of suppliers. In order to manage market price risk relating to fixed-price sales contracts for electricity, Midstream & Marketing entered into electricity futures and forward contracts. Prior to the sale of UGID in September 2024, Midstream & Marketing, through UGID, also used NYMEX and over-the-counter electricity futures contracts to economically hedge the price of a portion of its anticipated future sales of electricity from its electric generation facilities. Prior to the exit of substantially all of the Company’s energy marketing business in Europe (see Note 5 to Condensed Consolidated Financial Statements), UGI International’s natural gas and electricity marketing businesses also used natural gas and electricity futures and forward contracts to economically hedge market risk associated with a substantial portion of anticipated volumes under fixed-price sales and purchase contracts.

Interest Rate Risk
We have both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact their fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.

Our variable-rate debt at June 30, 2025, includes revolving credit facility borrowings and variable-rate term loans at UGI International, Utilities, Energy Services and UGI Corporation. These debt agreements have interest rates that are generally indexed to short-term market interest rates. We have entered into pay-fixed, receive-variable interest rate swap agreements on a significant portion of the term loans’ principal balances and a significant portion of the term loans’ tenor. We have designated these interest rate swaps as cash flow hedges. At June 30, 2025, combined borrowings outstanding under variable-rate debt agreements, excluding the previously mentioned effectively fixed-rate debt, totaled $599 million.

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
Foreign Currency Exchange Rate Risk
Our primary currency exchange rate risk is associated with the USD versus the euro and, to a lesser extent, the USD versus the British pound sterling. The USD value of our foreign currency denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. From time to time, we use derivative instruments to hedge portions of our net investments in foreign subsidiaries, including anticipated foreign currency denominated dividends. Gains or losses on these net investment hedges remain in AOCI until such foreign operations are sold or liquidated. With respect to our net investments in our UGI International operations, a 10% decline in the value of the associated foreign currencies versus the USD would reduce their aggregate net book value at June 30, 2025, by approximately $80 million, which amount would be reflected in other comprehensive income. We have designated certain euro-denominated borrowings as net investment hedges.
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
We have concentrations of credit risk associated with derivative instruments and we evaluate the creditworthiness of our derivative counterparties on an ongoing basis. As of June 30, 2025, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was $114 million. In general, many of our over-the-counter derivative instruments and all exchange contracts call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At June 30, 2025, we had received cash collateral from derivative instrument counterparties totaling $21 million. In addition, we may have offsetting derivative liabilities and certain accounts payable balances with certain of these counterparties, which further mitigates the previously mentioned maximum amount of losses. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At June 30, 2025, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.
The following table summarizes the fair values of unsettled market risk sensitive derivative instrument assets (liabilities) held at June 30, 2025 and changes in their fair values due to market risks. Certain of UGI Utilities’ commodity derivative instruments are excluded from the table below because any associated net gains or losses are refundable to or recoverable from customers in accordance with UGI Utilities ratemaking.

	Asset (Liability)
(Millions of dollars)	Fair Value	Change in Fair Value
June 30, 2025
Commodity price risk (1)	$(46)	$(101)
Interest rate risk (2)	$(13)	$(12)
Foreign currency exchange rate risk (3)	$(25)	$(54)
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

Internal Control over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2024, management concluded that our internal control over financial reporting was not effective due to the material weakness. As of June 30, 2025, management is in the process of designing and implementing additional controls to timely validate cash flows used in the goodwill impairment test. Through June 30, 2025, management has engaged a third-party specialist who has begun to assist in the development of valuation models and in establishing sound and reasonable assumptions.

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

ITEM 5. OTHER INFORMATION
On August 6, 2025, after the end of the quarter reported herein, the Company entered into a material amendment to its UGI Corporation 2025 Credit Agreement. The material terms of this amendment are discussed in Note 8 to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. A Current Report on Form 8-K disclosing the amendment will be filed within the required timeframe.
ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

4.1	Indenture, dated as of May 30, 2025, between AmeriGas Partners, L.P. and AmeriGas Finance Corp., as the issuers, and U.S. Bank Trust Company, National Association, as trustee (including the form of 2030 Notes).	UGI	Form 8-K (5/30/25)	4.1

4.2	Note Purchase Agreement, dated July 18, 2025, by and among UGI Utilities, Inc. and the purchasers listed as signatories thereto.	UGI	Form 8-K (7/18/25)	4.1

10.1	Credit Agreement, dated as of May 16, 2025, by and among Mountaineer Gas Company, as borrower, the lenders party thereto and The Huntington National Bank, as Administrative Agent, Letter of Credit Issuer, Swing Line Lender and Lead Arranger.	UGI	Form 8-K (5/16/25)	10.1

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2025, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2025, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2025, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

UGI CORPORATION AND SUBSIDIARIES

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

UGI CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2025, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2025, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2025, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UGI Corporation
(Registrant)

Date:	August 7, 2025	By:	/s/ Sean P. O’Brien
Sean P. O’Brien
Chief Financial Officer

Date:	August 7, 2025	By:	/s/ Jean Felix Tematio Dontsop
Jean Felix Tematio Dontsop
Vice President, Chief Accounting Officer
and Corporate Controller