Form 10-K
period 2025-09-30
UGI CORP /PA/
filed 2025-11-21
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of UGI Corporation Common Stock held by non-affiliates of the registrant on March 31, 2025 was $7,075,625,221.
At November 14, 2025, there were 214,527,913 shares of UGI Corporation Common Stock issued and outstanding.
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on January 30, 2026 are incorporated by reference into Part III of this Form 10-K.

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

ESFC - Energy Services Funding Corporation, a wholly owned subsidiary of Energy Services

Flaga - Flaga GmbH, an indirect wholly owned subsidiary of UGI International, LLC

Gas Utility - UGI’s regulated natural gas businesses, inclusive of PA Gas Utility and WV Gas Utility

General Partner - AmeriGas Propane, Inc., the general partner of AmeriGas Partners

GHI - GHI Energy, LLC, a Houston-based renewable natural gas company and indirect wholly owned subsidiary of Energy Services.
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

Utilities - Reportable segment comprising UGI Utilities and Mountaintop Energy Holdings, LLC

WV Gas Utility - Mountaineer’s regulated natural gas distribution business, located in West Virginia

Other Terms and Abbreviations

2013 OICP - UGI Corporation 2013 Omnibus Incentive Compensation Plan

5.10% Senior Note - A private placement of $150 million principal amount of senior notes due November 2030, issued by UGI Utilities
5.24% Senior Note - A private placement of $50 million principal amount of senior notes due November 30, 2029, issued by UGI Utilities

5.50% Senior Notes - An underwritten private offering of senior notes due May 2025, co-issued by AmeriGas Partners and AmeriGas Finance Corp
5.52% Senior Note - A private placement of $125 million principal amount of senior notes due November 30, 2034, issued by UGI Utilities

5.68% Senior Note - A private placement of $125 million principal amount of senior notes due November 2035, issued by UGI Utilities
5.875% Senior Notes - An underwritten private offering of senior notes due August 2026, co-issued by AmeriGas Partners and AmeriGas Finance Corp
6.11% Senior Note - A private placement of $50 million principal amount of senior notes due June 1, 2035, issued by Mountaineer
6.21% Senior Note - A private placement of $20 million principal amount of senior notes due June 1, 2037, issued by Mountaineer
9.375% Senior Notes - An underwritten private offering of senior notes due May 2028, co-issued by AmeriGas Partners and AmeriGas Finance Corp.
9.5% Senior Notes - An underwritten private offering of $550 million aggregate principal amount of notes due June 2030, co-issued by AmeriGas Partners and AmeriGas Finance Corp
2021 IAP - UGI Corporation 2021 Incentive Award Plan

2024 Purchase Contract - A forward stock purchase contract issued by UGI Corporation in May 2021, as a part of the issuance of Equity Units which obligated holders to purchase a number of shares of Common Stock from the Company on June 1, 2024

ABO - Accumulated Benefit Obligation

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

Fiscal 2025 - The fiscal year ended September 30, 2025

Fiscal 2026 - The fiscal year ending September 30, 2026

Fiscal 2027 - The fiscal year ending September 30, 2027

Fiscal 2028 - The fiscal year ending September 30, 2028

Fiscal 2029 - The fiscal year ending September 30, 2029

Fiscal 2030 - The fiscal year ending September 30, 2030

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

MD&A - Management’s Discussion and Analysis of Financial Condition and Results of Operations

MDPSC - Maryland Public Service Commission

MGP - Manufactured gas plant

Mountaineer Acquisition - Acquisition of Mountaintop Energy Holdings LLC, which closed on September 1, 2021

Mountaineer 2023 Credit Agreement - Revolving credit agreement entered into by Mountaineer on November 26, 2019, as amended, terminated in May 2025

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

PBO - Projected benefit obligation

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

ROD - Record of Decision

SARs - Stock Appreciation Rights

SEC - U.S. Securities and Exchange Commission

SERC - Safety, Environmental, and Regulatory Compliance

SOFR - Secured Overnight Financing Rate

Stock Unit - Unit awards that entitle the grantee to shares of Common Stock or cash subject to service conditions

TCJA - Tax Cuts and Jobs Act

TSR - Total Shareholder Return

U.K. - United Kingdom

U.S. - United States of America

UGI comparator group - The Russell Midcap Utility Index, excluding telecommunications companies, and beginning in Fiscal 2021, a custom UGI performance peer group

UGI Corporation Senior Notes - Aggregate $700 million convertible senior notes entered into by UGI Corporation on June 11, 2024, with a final maturity date of June 2028
UGI Corporation 2025 Credit Agreement - An amended and restated secured senior facilities agreement entered into by UGI Corporation in October 2024, and amended in August 2025, comprising (1) a $475 million revolving credit facility, with a maturity date of October, 11, 2028, (2) a $400 million term loan facility with a maturity date of October 11, 2027, and (3) a $300 million revolving credit facility, with a maturity date of August 2026
UGI Corporation Credit Facility Agreement - An amended and restated unsecured senior credit facilities agreement entered into by UGI Corporation on May 4, 2021, comprising (1) a $250 million term loan facility, (2) a $300 million term loan facility, (3) a $300 million delayed draw term loan facility, and (4) a $300 million revolving credit facility, paid off in full and terminated in October 2024

UGI Performance Units - Unit awards that entitle the grantee to shares of Common Stock or cash subject to service and market performance conditions

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you against relying on any forward-looking statement as these statements are subject to risks and uncertainties that may cause actual results to vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind our Risk Factors included in Item 1A herein and the following important factors that could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) weather conditions (including increasingly uncertain weather patterns due to climate change) resulting in reduced demand, the seasonal nature of our business, and disruptions in our operations and supply chain; (2) cost volatility and availability of energy products, including propane and other LPG, natural gas, and electricity, as well as the availability of LPG cylinders, and the capacity to transport product to our customers; (3) changes in domestic and foreign laws and regulations, including safety, health, tax, transportation, consumer protection, data privacy, accounting, trade restrictions and policies, such as tariffs and related sanctions, and environmental matters, such as regulatory responses to climate change; (4) inability to timely recover costs through utility rate proceedings; (5) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (6) adverse labor relations and our ability to address existing or potential workforce shortages; (7) the impact of pending and future legal or regulatory proceedings, inquiries or investigations; (8) competitive pressures from the same and alternative energy sources; (9) failure to acquire new customers or retain current customers, thereby reducing or limiting any increase in revenues; (10) liability for environmental claims; (11) customer, counterparty, supplier, or vendor defaults; (12) liability for uninsured claims and for claims in excess of insurance coverage, including those for personal injury and property damage arising from explosions, acts of war, terrorism, natural disasters, pandemics, and other catastrophic events that may result from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas and LPG in all forms; (13) transmission or distribution system service interruptions; (14) political, regulatory and economic conditions in the United States, Europe and other foreign countries, including uncertainties related to the war between Russia and Ukraine, the conflict in the Middle East, the European energy crisis, the adoption and expansion of tariffs or other trade restrictions and policies, and foreign currency exchange rate fluctuations (particularly the euro); (15) credit and capital market conditions, including reduced access to capital markets and interest rate fluctuations; (16) changes in commodity market prices resulting in significantly higher cash collateral requirements; (17) impacts of our indebtedness and the restrictive covenants in our debt agreements; (18) reduced distributions from subsidiaries impacting the ability to pay dividends or service debt; (19) changes in Marcellus and Utica Shale gas production; (20) the success of our strategic initiatives and investments intended to advance our business strategy; (21) our ability to successfully integrate acquired businesses and achieve anticipated synergies; (22) the interruption, disruption, failure, malfunction, or breach of our information technology systems, and those of our third-party vendors or service providers, including due to cyber attack; (23) the inability to complete pending or future energy infrastructure projects; (24) our ability to attract, develop, retain and engage key employees; (25) uncertainties related to global pandemics; (26) the impact of a material impairment of our assets; (27) the impact of proposed or future tax legislation; (28) the impact of changes in governmental policies related to tariffs, reciprocal and retaliatory tariffs, and other tariff-related measures, trade agreements, or policies; (29) the impact of declines in the stock market or bond market, and a low interest rate environment, on our pension liability; (30) our ability to protect our intellectual property; (31) our ability to overcome supply chain issues that may result in delays or shortages in, as well as increased costs of, equipment, materials or other resources that are critical to our business operations; and (32) our ability to control operating costs and realize cost savings.

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

The UGI International segment consists of LPG distribution businesses conducted by our subsidiaries and affiliates in Austria, Belgium, the Czech Republic, Denmark, Finland, France, Hungary, Luxembourg, the Netherlands, Norway, Poland, Romania, Slovakia, Sweden and the United Kingdom. Based on reported market volumes for 2024, which is the most recent information available, UGI International believes that it is the largest distributor of LPG in France, Belgium, Denmark and Luxembourg and one of the largest distributors of LPG in Austria, Hungary, Norway, Poland, the Czech Republic, Slovakia, the Netherlands, Sweden and Finland. During Fiscal 2025, as part of our ongoing global LPG business portfolio optimization efforts, we completed the divestiture of our LPG distribution business in Italy and recently announced we entered into a definitive agreement to divest our LPG distribution business in Austria.

The AmeriGas Propane segment consists of the propane distribution business of AmeriGas Partners, an indirect, wholly owned subsidiary of UGI. The Partnership conducts its domestic propane distribution business through its principal operating subsidiary, AmeriGas OLP, and is the nation’s largest retail propane distributor based on the volume of propane gallons distributed annually. The general partner of AmeriGas Partners is our wholly owned subsidiary, AmeriGas Propane, Inc. In September 2025, AmeriGas OLP completed the sale of its propane business located in Hawaii. The transaction included the sale of approximately 750,000 gallons of propane storage facilities and multiple delivery fleet assets.

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

In Fiscal 2025, the Company was focused on enhancing its operations and financial profile to unlock greater value for shareholders. This included optimizing the Company’s operating model, establishing a culture of high performance, pursuing operational excellence through continuous improvement, and driving reliable earnings growth. Specifically, we continue to focus on (1) driving reliable earnings growth in the base businesses, primarily through strong operational performance and robust investments in our regulated utilities businesses; (2) executing on a suite of operational improvements at AmeriGas Propane; (3) achieving operational efficiencies to improve cost agility; (4) pursuing opportunities to optimize our portfolio; and (5) enhancing our capital structure and credit metrics to provide greater financial flexibility.

ESG Strategy

At UGI, we are committed to advancing a sustainable future by equipping communities and customers with safe, affordable, and reliable energy solutions while creating long-term value through responsible stewardship of our operations, people, and the environment.

The three pillars that comprise UGI’s environmental, social and governance (“ESG”) approach are:

•Environmental Compliance & Stewardship: Meet regulatory requirements and industry benchmarks for GHG emissions reduction, energy efficiency, and environmental stewardship across operations while proactively managing environmental performance across our operations.

•Social Responsibility: Enrich the lives of customers, communities, and employees through strong service delivery, strengthened partnerships, and enhanced well-being initiatives. Maintain competitive employee programs, community engagement initiatives, and customer satisfaction metrics aligned with sector standards.

•Governance Excellence: Maintain strong governance, risk management practices, transparent and auditable reporting and ongoing stakeholder communication while integrating ESG considerations into strategic decision-making.

To support this strategy, we have made the following ESG-related commitments which remain on track for completion within the timeline stated:

•Scope 1 GHG Emissions Reduction Commitment – Reduce Scope 1 GHG emissions by 55% by 2025 (using Fiscal 2020 as a baseline).

•Methane Emissions Reduction Commitment – 92% reduction by 2030, and 95% reduction by 2040.

•Pipeline Replacement and Betterment Commitment – Replace all cast iron pipelines by 2027 and all bare steel by 2041. Our pipeline replacement and betterment activities better enable us to achieve our GHG emissions reductions goals by not only enhancing safety but also minimizes methane leaks and improves overall system efficiency.

•Renewable Investment Commitment – Invest $500 million by 2025 into renewable energy solutions. Some investments include natural gas projects that capture fugitive methane from dairy farms, landfills, and food waste facilities, thereby preventing GHG emissions while producing pipeline-quality renewable fuel.

We report our progress on the environmental goals and commitments annually in our Sustainability Reports, including our Scope 1, 2 and 3 GHG emissions, air quality impact, and water management efforts. Our Scope 3 GHG emissions stem primarily from the extraction (upstream) and combustion (downstream) of the molecules we distribute, and from our supply chain. Our Sustainability Reports may be accessed on our website under “ESG - Resources - Sustainability Reports.” Information published in our Sustainability Reports is not incorporated by reference in this Report.

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

The Company’s corporate website can be found at www.ugicorp.com. Information on our website, including the information published in our Sustainability Reports, is not incorporated by reference in this Report. The Company makes available free of charge at this website (under the “Investors - Financial Reports - SEC Filings and Proxies” caption) copies of its reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, including its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and its Current Reports on Form 8-K. The Company’s Principles of Corporate Governance, Code of Business Conduct and Ethics, Supplier Code of Business Conduct and Ethics, and Information Security Program Policy are available on the Company’s website under the caption “Company - Leadership and Governance - Governance Documents.” The charters of the Audit, Corporate Governance, Compensation and Talent Development Committee, and Safety, Environmental and Regulatory Compliance Committees of the Board of Directors are available on the Company’s website under the caption “Company - Leadership and Governance - Committees & Charters.” All of these documents are also available free of charge by writing to VP, Investor Relations & ESG, UGI Corporation, P.O. Box 858, Valley Forge, PA 19482.

UTILITIES

PA GAS UTILITY

PA Gas Utility consists of the regulated natural gas distribution business of our subsidiary, UGI Utilities. PA Gas Utility serves customers in eastern and central Pennsylvania and in portions of one Maryland county, and therefore is regulated by the PAPUC and, with respect to its customers in Maryland, the MDPSC.

Service Area; Revenue Analysis

PA Gas Utility provides natural gas distribution services to approximately 694,000 customers in certificated portions of 46 eastern and central Pennsylvania counties through its distribution system. Contemporary materials, such as plastic or coated steel, comprise approximately 93% of PA Gas Utility’s 12,700 miles of gas mains, with bare steel pipe comprising approximately 6% and cast and wrought iron pipe comprising less than 1% of PA Gas Utility’s gas mains. In accordance with PA Gas Utility’s agreement with the PAPUC, PA Gas Utility will replace the cast iron portion of its gas mains by March 2027 and the bare steel portion of its gas mains by September 2041. Located in PA Gas Utility’s service area are major production centers for basic industries such as specialty metals, aluminum, glass, paper product manufacturing and several power generation facilities. PA Gas Utility also distributes natural gas to 570 customers in portions of one Maryland county.

System throughput (the total volume of gas sold to or transported for customers within PA Gas Utility’s distribution system) for Fiscal 2025 was approximately 322 Bcf. System sales of gas accounted for approximately 19% of system throughput, while gas transported for residential, commercial and industrial customers who bought their gas from others accounted for approximately 81% of system throughput.

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

Gas Supply Contracts

During Fiscal 2025, PA Gas Utility purchased approximately 88 Bcf of natural gas for sale to retail core-market customers (principally comprised of firm residential, commercial and industrial customers that purchase their gas from PA Gas Utility) and off-system sales customers. Approximately 97% of the volumes purchased were supplied under agreements with ten suppliers, with the remaining volumes supplied primarily by 24 producers and marketers. Gas supply contracts for PA Gas Utility vary in length by counterparty and type of supply. Typically, pipeline and storage contracts range from one to five years in length. PA Gas Utility also has long-term contracts with suppliers for natural gas peaking supply during the months of November through March.

Seasonality

Because many of its customers use natural gas for heating purposes, PA Gas Utility’s sales are seasonal. For Fiscal 2025, approximately 60% of PA Gas Utility’s sales volume was supplied, and approximately 93% of PA Gas Utility’s operating income was earned, during the peak heating season from October through March.

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

Approximately 73% of PA Gas Utility’s annual throughput volume for commercial and industrial customers includes customers at locations that afford them the opportunity of seeking transportation service directly from interstate pipelines, thereby bypassing PA Gas Utility. During Fiscal 2025, PA Gas Utility had 17 such customers, 15 of which have transportation contracts extending beyond Fiscal 2026. The majority of these customers are served under transportation contracts having three to 20-year terms and all are among the largest customers for PA Gas Utility in terms of annual volumes. No single customer represents, or is anticipated to represent, more than five percent of PA Gas Utility’s total revenues.

Outlook for Gas Service and Supply

PA Gas Utility anticipates having adequate pipeline capacity, peaking services and other sources of supply available to it to meet the full requirements of all firm customers on its system through Fiscal 2026. Supply mix is diversified, market priced and delivered pursuant to a number of long-term and short-term primary firm transportation and storage arrangements, including transportation contracts held by some of PA Gas Utility’s larger customers and natural gas suppliers serving customers on PA Gas Utility’s distribution system.

During Fiscal 2025, PA Gas Utility supplied transportation service to 11 electric generation facilities and 30 major co-generation facilities. PA Gas Utility continues to seek new residential, commercial and industrial customers for both firm and interruptible service. In Fiscal 2025, PA Gas Utility connected more than 1,260 new commercial and industrial customers. In the residential market sector, PA Gas Utility added more than 9,000 residential heating customers during Fiscal 2025. More than 55% of these customers converted to natural gas heating from other energy sources, mainly oil and electricity. New home construction and existing non-heating gas customers who added gas heating systems to replace other energy sources primarily accounted for the other residential heating connections in Fiscal 2025.

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

PA Gas Utility’s objective in negotiations with providers of gas supply resources, and in proceedings before regulatory agencies, is to ensure availability of supply, transportation and storage alternatives to serve market requirements at the lowest cost possible, taking into account the need for safety, security, and reliability of supply. Consistent with that objective, PA Gas Utility negotiates certain terms of firm transportation capacity on all pipelines serving it, arranges for appropriate storage and peak-shaving resources, negotiates with producers for competitively priced gas purchases and participates in regulatory proceedings related to transportation rights and costs of service.

At September 30, 2025, PA Gas Utility had approximately 1,590 employees, of which approximately 670 were represented by unions under collective bargaining agreements.

MOUNTAINEER

Mountaineer provides a regulated natural gas distribution business to approximately 210,000 customers in 50 of West Virginia’s 55 counties. Mountaineer’s system is comprised of approximately 6,200 miles of distribution, transmission and gathering pipelines. Contemporary materials, such as plastic or coated steel, comprise approximately 78% of Mountaineer’s gas mains, with bare steel pipe comprising the remaining 22%.

As of September 30, 2025, Mountaineer’s customer base was approximately 90% residential, and 10% commercial and industrial customers, with throughput volumes consisting of approximately 24% residential, 31% commercial and 45% industrial and other. Because many of its customers use gas for heating purposes, Mountaineer’s sales are seasonal. For Fiscal 2025, approximately 65% of Mountaineer’s sales volume (including transport volumes) was supplied, and all of Mountaineer’s operating income was earned, during the peak heating season from October through March. No single customer represents, or is anticipated to represent, more than five percent of Mountaineer’s total revenues.

System throughput (the total volume of gas sold to or transported for customers within Mountaineer’s distribution system) for Fiscal 2025 was approximately 56 Bcf. Retail core-market sales of gas accounted for approximately 38% of system throughput, while gas transported for commercial and industrial customers who bought their gas from others accounted for approximately 62% of system throughput. Mountaineer anticipates having adequate pipeline capacity, peaking services and other sources of supply available to it to meet the full requirements of all firm customers on its system through Fiscal 2026.

Approximately 53% of Mountaineer’s annual throughput volume for commercial and industrial customers represents customers who are served under interruptible rates and are also in a location near an interstate pipeline. As of September 30, 2025, Mountaineer had 19 such customers, one of which has a transportation contract extending beyond September 30, 2026. The majority of these customers, including 10 of Mountaineer’s largest customers in terms of annual volumes, are served under evergreen transportation contracts having a 30- to 180-day termination notice.

Mountaineer meets its service requirements by utilizing a diverse mix of natural gas purchase contracts with marketers and producers, along with storage and transportation service contracts. During Fiscal 2025, Mountaineer purchased approximately 23 Bcf of natural gas for sale to retail core-market customers (principally comprised of firm- residential, commercial and industrial customers that purchase their gas from Mountaineer). Approximately 84% of the volume purchased was supplied under agreements with 10 suppliers, with the remaining volumes supplied by various producers and marketers. Gas supply contracts for Mountaineer are generally evergreen agreements with a 30-day termination notice.

At September 30, 2025, Mountaineer had approximately 500 employees, of which approximately 280 were represented by unions under collective bargaining agreements.

ELECTRIC UTILITY

Electric Utility supplies electric service to approximately 62,900 customers in portions of Luzerne and Wyoming counties in northeastern Pennsylvania through a system consisting of approximately 2,700 miles of transmission and distribution lines and 14 substations. For Fiscal 2025, approximately 57% of sales volume came from residential customers, 33% from commercial customers and 10% from industrial and other customers. During Fiscal 2025, 11 retail electric generation suppliers provided energy for customers representing approximately 21% of Electric Utility’s sales volume.  At September 30, 2025, UGI Utilities’ electric utility operations had approximately 80 employees, of which approximately 30 were represented by unions under collective bargaining agreements.

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

On August 16, 2024, PA Gas Utility filed its third LTIIP covering calendar years 2025-2029. PA Gas Utility projects spending approximately $1.7 billion on DSIC-eligible property identified within the five year LTIIP period. On December 5, 2024, the PAPUC entered an Order approving the LTIIP.

On September 11, 2025, the PAPUC issued a final order approving a settlement of a base rate proceeding by PA Gas Utility that permitted PA Gas Utility to implement a $69.5 million annual base distribution rate increase beginning October 28, 2025. In accordance with the terms of the final order, PA Gas Utility modified its weather normalization adjustment rider to address other party concerns regarding its impact on low-income customers. Additionally, under the terms of the final order, PA Gas Utility is authorized to implement a DSIC once its total property, plant and equipment less accumulated depreciation reached approximately $6.2 billion.

In addition to base distribution rates and various surcharges designed to recover specified types of costs, PA Gas Utility’s tariff also includes a uniform PGC rate applicable to firm retail rate schedules for customers who do not obtain natural gas supply service from an alternative supplier. The PGC rate permits recovery of all prudently incurred costs of natural gas that PA Gas Utility sells to its retail customers. PGC rates are reviewed and approved annually by the PAPUC. PA Gas Utility may request quarterly or, under certain conditions, monthly adjustments to reflect the actual cost of gas. Quarterly adjustments become effective on one day’s notice to the PAPUC and are subject to review during the next annual PGC filing. Each proposed annual PGC rate is required to be filed with the PAPUC six months prior to its effective date. During this period, the PAPUC investigates and may hold hearings to determine whether the proposed rate reflects a least-cost fuel procurement policy consistent with the obligation to provide safe, adequate and reliable service. After completion of these hearings, the PAPUC issues an order permitting the collection of gas costs at levels that meet such standard. The PGC mechanism also provides for an annual reconciliation and for the payment or collection of interest on over and under collections. On September 25, 2025, the PAPUC entered an Order approving a settlement of PA Gas Utility’s recent annual PGC filing.

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

Mountaineer makes routine filings with the WVPSC to reflect changes in the costs of purchased gas. These purchased gas costs are subject to rate recovery through a mechanism that provides dollar-for-dollar recovery of prudently incurred costs. Costs in excess of revenues that are expected to be recovered in future rates are deferred as regulatory assets; conversely, revenues in excess of costs are deferred as a regulatory liability. The PGA filings generally cover a prospective 12-month period. By orders issued on November 29, 2022 and December 1, 2022 the WVPSC created for Mountaineer’s residential customers only, a new monthly fixed charge of $11.08 to levelize the collection of the pipeline demand charges. On July 31, 2025, Mountaineer submitted its annual PGA filing to the WVPSC requesting an increase in volumetric rates and to increase the monthly residential pipeline demand charge to $20.59. On October 7, 2025, the WVPSC issued an interim recommended decision approving the rates on an interim basis and ordered the WVPSC staff to file its final substantive recommendation by December 19, 2025. The final PGA rate order is not expected until the first quarter of 2026.

As permitted by West Virginia law, the WVPSC has also approved a standalone cost recovery rider to recover specified costs and a return on infrastructure projects between general base rate cases in accordance with its IREP. Mountaineer makes an annual IREP filing, which is subject to an over/under-recovery mechanism similar to purchased gas costs. In October 2024, the WVPSC issued a final order approving a settlement in Mountaineer’s 2025 IREP filing, including a revenue increase of $8.9 million effective January 1, 2025. In July 2025, Mountaineer submitted its annual IREP filing to the WVPSC requesting a revenue increase of $5.2 million effective January 1, 2026, based on the forecasted 2026 calendar year IREP-eligible capital investments of $77 million and recovery of eligible costs. An order from the WVPSC is expected in December, with new rates to be effective January 1, 2026.

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

Electric Utility’s tariff includes rates, applicable to so-called “default service” customers who do not obtain electric generation service from an alternative supplier, incurred pursuant to a PAPUC-approved supply plan. These default service rates are reconcilable, may be adjusted quarterly, and are designed to permit Electric Utility to recover the full costs of providing default service in a full and timely manner. Electric Utility’s default service rates include recovery of costs associated with compliance with the Alternative Energy Portfolio Standards Act, which requires Electric Utility to directly or indirectly acquire certain percentages of its supplies from designated alternative energy sources.

In an order dated February 20, 2025, the PAPUC authorized Electric Utility to implement its current default service plan for the period June 1, 2025 through May 31, 2029, which is the subject of an appeal before the Commonwealth Court.

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

With the implementation of new base rates on October 1, 2023 pursuant to the PAPUC’s September 21, 2023 order in the 2023 Electric Utility base rate case, Electric Utility’s DSIC-eligible plant associated revenue requirement was rolled into Electric Utility’s base rates. The final order issued by the PAPUC approved the settlement of the base rate proceeding and authorized Electric Utility to implement a new DSIC surcharge once Electric Utility’s total gross plant balance exceeds $275 million. This threshold was achieved in November 2024 and Electric Utility implemented a new DSIC effective January 1, 2025. In an Order dated September 25, 2025, the PAPUC approved the Electric Utility’s request to modify its LTIIP.
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

MIDSTREAM & MARKETING

Retail Energy Marketing

Our retail energy marketing business is conducted through Energy Services and its subsidiaries, and sells natural gas, RNG, liquid fuels and electricity to approximately 9,700 residential, commercial, and industrial customers at approximately 37,000 locations. In Fiscal 2025, we (i) served customers in all or portions of Pennsylvania, New Jersey, Delaware, New York, Ohio, Maryland, Virginia, North Carolina, South Carolina, Massachusetts, New Hampshire, Rhode Island, Vermont, Connecticut, California, and the District of Columbia, (ii) distributed natural gas through the use of the distribution systems of 38 local gas utilities, and (iii) supplied power to customers through the use of the transmission and distribution lines of 20 utility systems.

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

In addition, Energy Services sells LNG to customers for use by trucks, drilling rigs, other motor vehicles and facilities located off the natural gas grid. In Fiscal 2025, our Midstream & Marketing segment managed natural gas pipeline and storage contracts for utility company customers, including UGI Utilities.

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

A wholly owned subsidiary of Energy Services owns and operates underground natural gas storage and related high pressure pipeline facilities, which have FERC approval to sell storage services at market-based rates. The storage facilities are located in the Marcellus Shale region of north-central Pennsylvania and have a total storage capacity of 15 million dekatherms and a maximum daily withdrawal quantity of 224,000 dekatherms. In Fiscal 2025, Energy Services leased approximately 90% of the firm capacity at its underground natural gas facilities to third parties.

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

Including its joint venture with Stonehenge Energy Holdings III LLC in Pine Run Midstream, Energy Services’ subsidiary, UGI Appalachia, consists of 11 natural gas gathering systems with approximately 375 miles of natural gas gathering pipelines and gas compressors and one processing plant in southwestern Pennsylvania, eastern Ohio, and the panhandle of West Virginia. The UGI Appalachia assets provide natural gas gathering and processing services in the Appalachian Basin with gathering capacity of approximately 3,500,000 dekatherms per day and processing capacity of approximately 240,000 dekatherms per day.

Electric Generation Asset

UGID Solar, a wholly owned subsidiary of Energy Services, owns and operates 13.5 megawatts of solar-powered generation capacity in Pennsylvania, Maryland and New Jersey.

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

Employees

At September 30, 2025, Midstream & Marketing had approximately 360 employees, substantially all of whom are not represented by unions under collective bargaining agreements.

UGI INTERNATIONAL

UGI International, through its subsidiaries and affiliates, conducts an LPG distribution business in 15 countries throughout Europe (Austria, Belgium, the Czech Republic, Denmark, Finland, France, Hungary, Luxembourg, the Netherlands, Norway, Poland, Romania, Slovakia, Sweden and the United Kingdom). Based on reported market volumes for 2024, which is the most recent information available, UGI International believes that it is the largest distributor of LPG in France, Belgium, Denmark and Luxembourg and one of the largest distributors of LPG in Austria, Hungary, Norway, Poland, the Czech Republic, Slovakia, the Netherlands, Sweden and Finland.

During Fiscal 2025, as part of our ongoing global LPG business portfolio optimization efforts, we completed the divestiture of our LPG distribution business in Italy and recently announced we entered into a definitive agreement to divest our LPG distribution business in Austria.

Products, Services and Marketing
LPG Distribution Business
During Fiscal 2025, UGI International sold approximately 820 million gallons of LPG throughout Europe. UGI International operates under five distinct LPG brands, and its customer base primarily consists of residential, commercial, industrial, agricultural, wholesale and automobile fuel (“autogas”) customers that use LPG for space heating, cooking, water heating, motor fuel, leisure activities, crop drying, irrigation, construction, power generation, manufacturing and as an aerosol propellant. For Fiscal 2025, approximately 48% of UGI International’s LPG volume was sold to commercial and industrial customers, 16% was sold to residential, 13% was sold to agricultural and 24% was sold to wholesale and other customers (including autogas). UGI International supplies LPG to its customers in small, medium and large bulk tanks at their locations.

In addition to bulk sales, UGI International sells LPG in cylinders through retail outlets, such as supermarkets, individually owned stores and gas stations and directly to businesses that operate LPG-powered forklifts. Sales of LPG are also made to service stations to fuel vehicles that run on LPG. UGI International’s Fiscal 2025 LPG sales were attributed to bulk, cylinder, wholesale, and autogas. For Fiscal 2025, no single customer represented more than 5% of UGI International’s revenues.
Bulk
Approximately 65% of UGI International’s Fiscal 2025 LPG sales (based on volumes) were attributed to bulk customers. UGI International classifies its bulk customers as small, medium, or large bulk, depending upon volume consumed annually at the customer locations. Based on volumes consumed, small bulk customers are primarily residential and small business users, such as restaurants, that use LPG mainly for heating and cooking. Medium bulk customers consist mainly of large residential housing developments, hospitals, hotels, municipalities, medium-sized industrial enterprises and poultry brooders. Large bulk customers include agricultural customers (including crop drying) and companies that use LPG in their industrial processes. UGI International had approximately 400,000 bulk LPG customers and sold approximately 534 million gallons of bulk LPG during Fiscal 2025.
Cylinder
Approximately 15% of UGI International’s Fiscal 2025 LPG sales (based on volumes) were attributed to cylinder customers. UGI International sells LPG in both steel and composite cylinders and typically owns the cylinders in which the LPG is sold. The principal end-users of cylinders are residential customers who use LPG for domestic applications, such as cooking and heating. Non-residential uses include fuel for forklift trucks, road construction and welding. At September 30, 2025, UGI International had more than 20 million cylinders in circulation and sold approximately 126 million gallons of LPG in cylinders during Fiscal 2025. UGI International also delivers LPG to wholesale and retail customers in cylinders, including through the use of vending machines.
Wholesale, Autogas and Other Services
Approximately 15% of UGI International’s Fiscal 2025 LPG sales (based on volumes) were to wholesale customers (including small competitors and large industrial customers), and approximately 5% of Fiscal 2025 LPG sales (based on volumes) were to autogas customers. UGI International also provides logistics, storage, and other services to third-party LPG distributors.
LPG Supply, Storage and Transportation
UGI International is typically party to term contracts, with approximately 50 different suppliers, including producers and international oil and gas trading companies, to meet LPG supply requirements throughout Europe. LPG supply is transported via rail and sea, and by road for shorter distances. Agreements are generally one-year terms with pricing based on internationally quoted market prices. Additionally, LPG is purchased on the European spot markets to manage supply needs. In certain geographic areas, such as Austria, Denmark, Finland and France a single supplier may provide more than 50% or more of UGI International’s requirements. Because UGI International’s profitability is sensitive to changes in wholesale LPG costs, UGI International generally seeks to pass on increases in the cost of LPG to its customers. There can be no assurance, however, that UGI International will always be able to pass on product cost increases fully, or keep pace with such increases, particularly when product costs rise rapidly. Product cost increases can be triggered by periods of severe cold weather, supply interruptions, increases in the prices of base commodities such as crude oil and natural gas, or other unforeseen events.
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

Trade Names, Trade and Service Marks

UGI International protects its intellectual property rights through tradenames, trade and service marks and foreign intellectual property laws. UGI International and its subsidiaries utilize a variety of tradenames, including, but not limited to, AmeriGas (Poland), Antargaz, AvantiGas, FLAGA and Kosan Gas, and related service marks to market its LPG products and services. UGI International and its subsidiaries currently have tradenames, trade and service marks registered in various countries. UGI International’s trademarks, tradenames and other proprietary rights are valuable assets and we believe that they have significant value in the marketing of our products and services.
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

Because many of UGI International’s customers use LPG for heating, sales volumes are affected principally by the severity of the temperatures during the heating season months and traditionally fluctuates from year-to-year in response to variations in weather, prices and other factors, such as conservation efforts and the economic environment. During Fiscal 2025, approximately 60% of UGI International’s retail sales volumes occurred during the peak heating season from October through March. As a result of this seasonality, revenues are typically higher in UGI International’s first and second fiscal quarters (October 1 through March 31). For historical information on weather statistics for UGI International, see ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
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
Properties
In addition to regional headquarter locations and sales offices throughout its service territory, UGI International has interests in eight primary storage facilities and more than 60 secondary storage facilities.
Employees
At September 30, 2025, UGI International had approximately 2,000 employees, of which a limited number of employees were covered by works councils or trade union agreements in accordance with European labor laws.
AMERIGAS PROPANE

Products, Services and Marketing

Our domestic propane distribution business is conducted through AmeriGas Propane. AmeriGas Propane serves over 1.0 million customers in all 50 states from approximately 1,390 propane distribution locations. Typically, propane distribution locations are in suburban and rural areas where natural gas is not readily available. Our local offices generally consist of operations facilities and propane storage. As part of its overall transportation and distribution infrastructure, AmeriGas Propane operates as an interstate carrier in all states throughout the continental U.S.

AmeriGas Propane sells propane primarily to residential, commercial/industrial, motor fuel, agricultural and wholesale customers. AmeriGas Propane distributed approximately 801 million gallons of propane in Fiscal 2025. Approximately 92% of AmeriGas Propane’s Fiscal 2025 sales (based on gallons sold) was to retail accounts and approximately 8% was to wholesale accounts. Sales to residential customers in Fiscal 2025 represented approximately 28% of retail gallons sold; commercial/industrial customers 42%; motor fuel customers 22%; and agricultural customers 3%. Transport gallons, which are large-scale deliveries to retail customers other than residential, accounted for more than 5% of Fiscal 2025 retail gallons. With the exception of one customer representing 5% of AmeriGas Propane’s consolidated revenues, no other single customer represents more than 5% of AmeriGas Propane’s consolidated revenues.

The ACE program continued to be an important element of AmeriGas Propane’s business in Fiscal 2025. At September 30, 2025, ACE cylinders were available at over 41,500 retail locations throughout the U.S. Sales of our ACE cylinders to retailers are included in commercial/industrial sales. The ACE program enables consumers to purchase or exchange propane cylinders at various retail locations such as home centers, gas stations, mass merchandisers and grocery and convenience stores. In addition, our Cynch propane home delivery service was available in 20 cities as of September 30, 2025. We also supply retailers with large propane tanks to enable them to replenish customers’ propane cylinders directly at the retailers’ locations.

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

During Fiscal 2025, we made technology and other investments to promote the safety of our employees and the communities we serve.  We implemented a new safety management system in Fiscal 2025, and we advanced key improvement initiatives designed to drive continuous safety enhancement.

Propane Supply and Storage

The U.S. propane market has approximately 175 domestic and international sources of supply, including the spot market. Supplies of propane from AmeriGas Propane’s sources historically have been readily available. In recent years, certain geographies experienced varying levels of reduced propane availability as a result of transportation issues within the supply chain. In response to these supply and transportation challenges, AmeriGas Propane utilized a combination of increased regional storage as well as rail and transport supply from different origins to offset localized supply/demand imbalances.

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

During Fiscal 2025, approximately 93% of AmeriGas Propane’s propane supply was purchased under supply agreements with terms of one to three years. Although no assurance can be given that supplies of propane will be readily available in the future, management currently expects to be able to secure adequate supplies during Fiscal 2026. If supply from major sources were interrupted, however, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, margins could be adversely affected. In Fiscal 2025, AmeriGas Propane derived approximately 18% of its propane supply from Enterprise Products Operating LLC and approximately 12% of its propane supply from Crestwood Services LLC. No other single supplier provided more than 10% of AmeriGas Propane’s total propane supply in Fiscal 2025. In certain geographic areas, however, a single supplier provides more than 50% of AmeriGas Propane’s requirements. Disruptions in supply in these areas could also have an adverse impact on AmeriGas Propane’s margins.

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

In Fiscal 2025, AmeriGas Propane’s retail propane sales totaled approximately 733 million gallons. Based on the most recent annual survey by the Propane Education & Research Council, 2024 domestic retail propane sales (annual sales for other than chemical uses) in the U.S. totaled approximately 8.8 billion gallons. Based on LP-GAS magazine rankings, 2024 sales volume of the ten largest propane distribution companies (including AmeriGas Propane) represented approximately 33% of domestic retail propane sales.

Properties

As of September 30, 2025, AmeriGas Propane owned approximately 87% of its nearly 530 local offices throughout the country. The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2025, the Partnership operated a transportation fleet with the following assets:

Approximate Quantity & Equipment Type		% Owned	% Leased
960	Trailers	69%	31%
300	Tractors	1%	99%
510	Railroad tank cars	0%	100%
2,500	Bobtail trucks	2%	98%
280	Rack trucks	5%	95%
2,900	Service and delivery trucks	6%	94%

Other assets owned at September 30, 2025 included approximately 840,000 stationary storage tanks with typical capacities of more than 120 gallons, approximately 3.6 million portable propane cylinders with typical capacities of 1 to 120 gallons, 21 terminals and 11 transflow units.

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

Seasonality

Because many customers use propane for heating purposes, AmeriGas Propane’s retail sales volume is seasonal. During Fiscal 2025, approximately 65% of the Partnership’s retail sales volume occurred, and substantially all of AmeriGas Propane’s operating income was earned, during the peak heating season from October through March. As a result of this seasonality, revenues are typically higher in AmeriGas Propane’s first and second fiscal quarters (October 1 through March 31). Cash receipts are generally greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season. For more information on the risks associated with the seasonality of our business, see “Risk Factors - Our business is seasonal and decreases in the demand for our energy products and services because of warmer-than-normal heating season weather or unfavorable weather conditions may adversely affect our results of operations.”

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

Employees

The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 2025, the General Partner had nearly 4,600 employees, including approximately 70 part-time, seasonal, and temporary employees, working on behalf of the Partnership, substantially all of whom are not represented by unions under collective bargaining agreements. UGI also performs, and is reimbursed for, certain financial and administrative services on behalf of the Partnership and AmeriGas OLP.

BUSINESS SEGMENT INFORMATION

The table stating the amounts of revenues, operating income and identifiable assets attributable to each of UGI’s reportable business segments, and to information regarding the geographic areas in which we operate, for Fiscal 2025, Fiscal 2024 and Fiscal 2023 appears in Note 22 to Consolidated Financial Statements included in Item 15 of this Report and is incorporated herein by reference.

EMPLOYEES

At September 30, 2025, UGI and its subsidiaries had approximately 9,400 employees.

HUMAN CAPITAL MANAGEMENT

We are committed to the attraction, development, retention and safety of our employees. The following is an overview of some of our key human capital initiatives that are designed to ensure the overall well-being of our employees and other stakeholders as well as to promote talent development and retention.

UGI publishes annual sustainability reports, which are available free of charge on its corporate website under “ESG - Resources - Sustainability Reports.” Information included in these sustainability reports is not intended to be incorporated into this Report.

Workplace Safety

At UGI, safety is our foundation which guides every aspect of our operations and business decisions. We uphold a robust safety culture and are committed to providing the leadership, programs, training, and resources necessary to protect our employees, contractors, customers, communities, and assets. This unwavering commitment to safety is championed by our Board of Directors and leadership team and is embedded throughout our organization. As a result, safety is a component of our short-term incentive plan for both executives and non-executives within the Company. We continuously strive to strengthen our safety culture, enhance our safety management systems, and improve our safety performance through a comprehensive approach that combines robust governance, innovative programs, and a focus on leading indicators.

The Board of Directors, through its SERC Committee, is responsible for the governance and oversight of environmental, health, and safety matters, including compliance with applicable laws and regulations. The SERC Committee meets quarterly to review safety metrics, programs, and initiatives.

Our leadership team begins meetings with safety moments and regularly conducts safety field visits to reinforce safety as our top priority. Each of our businesses has a safety team that is responsible for overseeing safety of our operations, reinforcing our values, and enhancing our safety culture. UGI also maintains a Health, Safety, Security, and the Environment (“HSSE”) Policy, which is available on our website under “Company - Company Policies - HSSE Policy”. The HSSE Policy provides the framework for integrating safety performance into core business activities.

Public safety also is of utmost importance for UGI. Education and engagement with stakeholders helps prevent safety incidents and keeps our employees and communities safe. UGI employees undergo a multi-phase progressive training curriculum beginning with New Employee Orientation training and continuing through advanced training. In addition, each UGI business unit has robust Emergency Response Plans (“ERP”) to account for products, assets, applicable legal requirements, and geography of operations. The key elements of our business units’ ERPs are consistent across the Company. Protocols for communications with external stakeholders, including our customers and the communities we serve, varies by business unit but includes instructions to report emergencies.

Emergency training for employees and communities, including regular testing of existing ERPs, also vary by business unit, but
ERPs are typically reviewed annually while training of first responders, where appropriate, usually occurs at least every two years. UGI employs several mechanisms to allow our communities to report emergencies. These include emergency phone numbers that can be called to report an emergency, which are dispatched to a First Responder. There is a process in place for follow-up and review of response activities as well.

Talent Retention and Development

UGI relies on our leadership and human resources teams to attract and retain exceptional talent. We focus on creating an environment where employees feel supported in both their professional and personal growth.

Building a Strong Talent Pipeline

Building a strong talent pipeline remains essential to our continued success and forms a critical component of our organization-wide succession planning. We recognize that competition for talent has intensified in recent years, and we’re committed to addressing this challenge.

With respect to employee development, we prioritize competitive compensation and benefits packages, technical skills training, professional growth opportunities, and multiple career advancement paths. We invest in our employees’ future through several ways, including tuition reimbursement programs, access to LinkedIn Learning’s online courses, and leadership development.

Throughout Fiscal 2025, the Company conducted enterprise-wide leadership training sessions focused on breakthrough thinking to strengthen the Company’s culture and drive superior performance across its domestic and international business units.

UGI’s Employee Resource Groups

At UGI, we are committed to cultivating an inclusive and equitable workplace where employees feel a profound sense of belonging, promoting meaningful dialogue and equity as fundamental principles that enhance our business success and community impact. Our employee resource groups are voluntary employee-led, self-directed groups that play a vital role in helping UGI cultivate an inclusive environment and promote employee engagement. Our employee resource groups are open to all UGI employees.

•BOLD: fosters education, cultural awareness and community building through inclusive dialogue and social networking opportunities for all interested employees.

•VET: promotes awareness of veteran perspectives and experiences through educational programming and community building.

•WIN: facilitates opportunities for connection, education, and relationship building for all interested employees.

Diversity in Our Leadership

We believe that diversity in our Board of Directors is critical for effective governance. In assessing the Board of Directors’ composition, the Board of Directors and its Corporate Governance Committee ensure that our Board of Directors and its standing committees have the appropriate qualifications, skills, and experience, including diversity of perspectives, to support our business. In assessing director candidates, the Board of Directors and Corporate Governance Committee consider a number of qualifications, including independence, knowledge, judgment, character, leadership skills, education, experience, financial literacy, standing in the community and diversity of backgrounds and views. Our Board of Directors is representative of a diverse range of experiences, perspectives, skills, and qualifications that align with the Company’s strategy. Our Board of Directors is currently comprised of ten directors, nine of whom are independent.

Similarly, we believe diversity of management is crucial to position our business for continued success. UGI is committed to considering all qualified applicants in our hiring process.

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

Risks Relating to the Demand for Our Products and Services and Our Ability to Grow Our Customer Base

Our business is seasonal and decreases in the demand for our energy products and services because of warmer-than-normal heating season weather or unfavorable weather conditions may adversely affect our results of operations. Because many of our customers rely on our energy products and services to heat their homes and businesses, our results of operations are adversely affected by warmer-than-normal heating season weather. Weather conditions have a significant impact on the demand for our energy products and services for both heating and agricultural purposes. Accordingly, the volume of our energy products sold is at its highest during the peak heating season of October through March and is directly affected by the severity of the winter weather. For example, historically, approximately 60% of PA Gas Utility’s natural gas throughput (the total volume of gas sold to or transported for customers within our distribution system), 60% of Energy Services’ retail natural gas volume, 60% of UGI International’s annual retail LPG volume, and 65% of AmeriGas Propane’s annual retail propane volume has typically been sold during these months. There can be no assurance that normal winter weather in our market areas will occur in the future.

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

The potential effects of climate change may affect our business, operations, supply chain and customers, which could adversely impact our financial condition and results of operations. Shifts and fluctuations in weather patterns and other environmental conditions, including temperature and precipitation levels, may affect consumer demand for our energy products and services. In addition, the potential physical effects of climate change, such as increased frequency and severity of storms, floods, fires and other climatic events, could disrupt our operations and supply chain, and cause us to incur significant costs in preparing for or responding to these effects. These or other meteorological changes could lead to increased operating costs, capital expenses, or supply costs. Our commercial and residential customers may also experience the potential physical impacts of climate change and may incur significant costs in preparing for or responding to these efforts, including increasing the mix and resiliency of their energy solutions and supply, which may adversely impact their ability to pay for our products and services or decrease demand for our products and services. The impact of any one or all of the foregoing factors may adversely affect our financial condition and results of operations.

In addition to the direct physical impact that climate change may have on our business, financial condition and results of operations, we may also be adversely impacted by other environmental factors and transition-related risks. These are risks arising from the shift to a lower-carbon economy, including: (i) technological advances designed to promote energy efficiency and limit environmental impact; (ii) increased competition from alternative energy sources; (iii) regulatory responses aimed at decreasing GHG emissions; and (iv) litigation or regulatory actions that address the environmental impact of our energy products and services. For more information on these risks, please refer to the following risk factors included elsewhere in this section:

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

Risks Relating to Our Supply Chain and Our Ability to Obtain Adequate Quantities of LPG

We are dependent on our principal LPG suppliers, which increases the risks from an interruption in supply and transportation. During Fiscal 2025, AmeriGas Propane purchased approximately 87% of its propane needs from 20 suppliers. If supplies from these sources were interrupted, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our earnings could be affected. Additionally, in certain geographic areas, a single supplier provides more than 50% of AmeriGas Propane’s propane requirements. Disruptions in supply in these geographic areas could also have an adverse impact on our earnings. Our international businesses are similarly dependent upon their LPG suppliers, with our businesses in Austria, Denmark, Finland and France purchasing more than 50% of their LPG needs from a single supplier. If supplies from UGI International’s principal LPG sources are interrupted, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and our earnings could be adversely affected. There is no assurance that our international businesses will be able to continue to acquire sufficient supplies of LPG to meet demand at prices or within time periods that would allow them to remain competitive.

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

Additionally, we economically hedge the market risk associated with a portion of our supply purchases using certain derivative instruments. Such changes in market prices of the aforementioned commodities could result in material exposures or significant concentrations of balances with derivative counterparties. If certain counterparties were unable to meet the obligations set forth in these derivative contracts and we were unable to fully mitigate this exposure via collateral deposit requirements and master netting arrangements, such outcomes could result in a negative effect on our operating results.

Our business is dependent on the domestic and global supply chain to ensure that equipment, materials and other resources are available to both expand and maintain services in a safe and reliable manner. Moreover, prices of equipment, materials and other resources have increased recently and may continue to increase in the future. Failure to secure equipment, materials and other resources on economically acceptable terms may adversely impact our financial condition and results of operations. Domestic and global supply chain issues could delay the delivery, and in some cases result in shortages of, materials, equipment and other resources that are critical to our business operations. Failure to eliminate or manage constraints in the supply chain may impact the availability of items that are necessary to support normal operations as well as materials that are required for continued infrastructure growth, including the replacement of end-of-life assets.

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

General Risks that May Impact Our Business and Our Shareholders

The inability to attract, develop, retain and engage key employees could adversely affect our ability to execute our strategic, operational and financial plans. We are dependent upon the continued service and contributions of our management and key technical and professional employees, as well as our ability to transfer the knowledge and expertise of our workforce to new employees as our employees retire or we otherwise experience employee turnover. In addition, the success of our operations depends on our ability to identify, attract and develop skilled and experienced key employees. There is increased competition for experienced management and technical and professional employees, which could increase the costs associated with identifying, attracting and retaining such individuals. We may not be able to attract, retain or engage key employees if our compensation and benefits program is not as robust as the compensation and benefits programs offered by other employers for similar roles. Further, a lack of employee engagement could lead to loss of productivity and increased employee burnout, turnover, absenteeism, safety incidents as well as decreased customer satisfaction. Portions of our workforce are represented by collective bargaining agreements, and disputes with labor unions or work stoppages could disrupt operations and adversely affect our business. If we cannot identify, attract, develop, retain and engage management, technical and professional employees, along with other qualified employees, to support the various functions of our business, our operations and financial performance could be adversely impacted.

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

Our indebtedness may adversely affect our business, financial condition and operating results. Our debt agreements also contain covenants that restrict our operational flexibility. As of September 30, 2025, we had total indebtedness of approximately $7 billion. Our indebtedness could adversely affect our business, financial condition, operating results and operational flexibility by, among other things:

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

Conversion of our convertible debt instruments could negatively affect our liquidity, dilute shareholders, or impact our financial position. We have outstanding convertible debt that noteholders may, subject to limited exceptions, seek to convert following a convertible event at a cash settlement price generally equal to the principal amount of the notes to be settled, plus accrued and unpaid interest. As of the date of this Report, no such convertible event is in effect; however, we cannot be certain that such convertible event will not happen prior to our convertible debt’s maturity in 2028. All conversions up to the aggregate principal amount will be settled in cash, and, for any excess, conversions will be settled in cash or shares of Common Stock in the discretion of the Company. A conversion could affect our business in the following ways:

•Cash conversions could require substantial cash outflows that may limit our operational flexibility, particularly if multiple conversions occur simultaneously, as we may not have available cash or be able to obtain financing at the time we are required to settle the notes or pay the cash amounts due upon conversion;
•Share conversions would dilute existing shareholders and could depress our stock price, particularly if multiple conversions occur simultaneously;
•Third parties (such as governmental entities) and other debt agreements may restrict our ability to settle the notes or pay the cash amounts due upon conversion;
•Failure to settle notes or pay the cash amounts due upon conversion when required will constitute a default under the indenture, which may trigger a default on other debt agreements thereby accelerating other debt payments to be paid in full, and we may not have sufficient funds to satisfy all amounts due; and
•Our decision to settle conversions in the amount of any excess of the aggregate principal amount in cash or shares of Common Stock will be influenced by competing considerations, including preserving liquidity, minimizing dilution, maintaining credit metrics, and managing accounting impacts, and may negatively affect our financial position and liquidity.

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

Declines in the stock market or bond market, and a low interest rate environment, may negatively impact our balance sheet and pension liability. Declines in the stock market and a low interest rate environment historically have resulted in a significant impact on our balance sheet and our pension liability and funded status. Declines in the stock or bond market and valuation of stocks or bonds, combined with low interest rates, could further impact our balance sheet and our pension liability and funded status and increase the amount of required contributions to our pension plans.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 1C. CYBERSECURITY

The Audit Committee is responsible for reviewing periodically the effectiveness of the Company's information and technology security policies and the internal controls regarding information and technology security and cybersecurity. We also have several working groups responsible for collaborating on cybersecurity policies and standards. The Global Chief Information Officer and the Global Chief Information Security Officer report to the Audit Committee quarterly on the Company’s cybersecurity program, and to the Board of Directors, as necessary. In the event of a cybersecurity incident, our Global Chief Information Officer and Global Chief Information Security Officer, and others serving in similar capacities, will assess the incident and activate an incident response plan. These officers will escalate review of the incident to business unit leaders and/or members of our executive leadership team, as appropriate. We have a cybersecurity program to protect and preserve the confidentiality, integrity and continued availability of all information owned by, or in the care of, the Company. Our cybersecurity program has a formalized framework that is informed by domestic and international laws, regulations and industry best practices and frameworks, such as the National Institute of Standards and Technology Cybersecurity Framework, to safeguard the confidentiality, integrity and availability of our information and systems. Our Information Security Program serves as the foundation of our cybersecurity program and our Acceptable Use Policy and Information Security Program Policy also provides governance in this area. We partner with other companies, industries and law enforcement to communicate information about the latest cybersecurity threats and leverage threat modeling insights. We conduct cybersecurity assessments against industry cybersecurity frameworks to better enable us to prioritize actions and investments to enhance our cybersecurity capabilities. Our cybersecurity teams work diligently to safeguard Company and customer data by applying layered and defensive mechanisms to proactively provide the security needed to detect and defend against cyber-attacks and to withstand potential impacts. We periodically conduct tabletop exercises and penetration testing to test our defenses. In addition, we provide new hires and employees with cybersecurity training, which is monitored and tracked on an annual basis. We also issue routine phishing campaigns to educate employees on social engineering techniques and informal security awareness exercises are conducted throughout the year.
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

PART II:

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

Our Common Stock is traded on the New York Stock Exchange under the symbol “UGI.” On November 14, 2025, we had 5,982 holders of record of Common Stock.

Payment of dividends is subject to declaration by the Board of Directors. Factors considered in determining dividends include our profitability and expected capital needs. Subject to these qualifications, we presently expect to continue to pay dividends on a quarterly basis.

Equity Compensation Plan Information

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Part III of this Report.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2025 to July 31, 2025	—	$0.00	—	6.00 million
August 31, 2025 to August 31, 2025	—	$0.00	—	6.00 million
September 1, 2025 to September 30, 2025	500,000	$33.05	500,000	5.50 million
Total	500,000		500,000

(1) Common Stock is repurchased through an extension of a previous share repurchase program announced by the Company on February 2, 2022. The Board of Directors authorized the repurchase of up to 8 million shares of Common Stock over a four-year period expiring in February 2026.

Recent Sale of Unregistered Securities

The Company did not sell any unregistered securities during Fiscal 2025.

Performance Graph

The following graph compares the cumulative five-year TSR (stock price appreciation and the reinvestment of dividends) on an investment of $100 in Common Stock, the S&P 500 Index, and the S&P 500 Utilities Index over the five years from September 30, 2020, through September 30, 2025. The stock performance shown on the graph below is based on historical data and is not necessarily indicative of future stock price performance.

ITEM 6.RESERVED
Not applicable.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MD&A discusses our results of operations for Fiscal 2025 and Fiscal 2024, and our financial condition. For discussion of our results of operations and cash flows for Fiscal 2024 compared with Fiscal 2023, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2024 Annual Report on Form 10-K, filed with the SEC on November 26, 2024. MD&A should be read in conjunction with Items 1 and 2, “Business and Properties,” Item 1A, “Risk Factors,” and the Consolidated Financial Statements, including “Segment Information” in Note 22 to Consolidated Financial Statements.
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

UGI International. In October 2025, UGI International, through a wholly-owned subsidiary, entered into a definitive agreement to divest its LPG distribution business located in Austria. The Company expects to recognize a gain upon closing, which is expected in the first quarter of Fiscal 2026.

In June 2025, UGI International, through a wholly-owned subsidiary, completed the sale of UniverGas, its LPG distribution business in Italy. In conjunction with the sale, the Company recorded a pre-tax loss of $50 million in Fiscal 2025.

In June 2025, UGI International, through a wholly-owned subsidiary, entered into a definitive agreement to divest its cylinder business in the United Kingdom. Accordingly, the assets and liabilities associated with this business, primarily comprised of long-lived assets, have been classified as held for sale at September 30, 2025. During Fiscal 2025, the Company recognized a non-cash, pre-tax impairment charge of $3 million to record such assets at estimated fair value less costs to sell. The sale was completed in October 2025.

AmeriGas Propane. In September 2025, AmeriGas OLP completed the sale of its propane business located in Hawaii. The transaction included the sale of approximately 750,000 gallons of propane storage facilities and multiple delivery fleet assets. In conjunction with the sale, the Company recorded a pre-tax gain of $17 million in Fiscal 2025.

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

The following tables reflect the adjustments referred to above and reconcile net income attributable to UGI Corporation, the most directly comparable GAAP measure, to adjusted net income attributable to UGI Corporation, and reconcile diluted earnings per share, the most directly comparable GAAP measure, to adjusted diluted earnings per share:

	Year Ended September 30,
(Millions of dollars, except per share amounts)	2025	2024
Adjusted net income attributable to UGI Corporation:
Utilities	$237	$237
Midstream & Marketing	269	238
UGI International	242	262
AmeriGas Propane	36	(23)
Corporate & Other (a)	(106)	(445)
Net income attributable to UGI Corporation	678	269
Net losses (gains) on commodity derivative instruments not associated with current-period transactions (net of tax of $(2) and $17, respectively)	7	(60)
Unrealized losses (gains) on foreign currency derivative instruments (net of tax of $(3) and $(9), respectively)	7	22
Loss associated with impairment of AmeriGas Propane goodwill (net of tax of $0 and $(3), respectively)	—	192
Loss on extinguishments of debt (net of tax of $(2) and $(3), respectively)	8	6
AmeriGas operations enhancement for growth project (net of tax of $0 and $(6), respectively)	—	19
Restructuring costs (net of tax of $0 and $(20), respectively)	—	56
Costs associated with exit of the UGI International energy marketing business (net of tax of $0 and $(15), respectively)	—	69
Net loss on disposals of businesses (net of tax of $2 and $(11), respectively)	38	55
Impairments of equity method investments and assets (net of tax of $0 and $(3), respectively)	—	30
Release of valuation allowance on certain deferred tax assets	(10)	—
Total adjustments (a) (b)	50	389
Adjusted net income attributable to UGI Corporation	$728	$658

	Year Ended September 30,
	2025	2024
Adjusted diluted earnings per share:
Utilities	$1.08	$1.10
Midstream & Marketing	1.23	1.11
UGI International	1.10	1.22
AmeriGas Propane	0.16	(0.11)
Corporate & Other (a)	(0.48)	(2.07)
Earnings per share - diluted	3.09	1.25
Net losses (gains) on commodity derivative instruments not associated with current-period transactions	0.03	(0.28)
Unrealized losses (gains) on foreign currency derivative instruments	0.04	0.10
Loss associated with impairment of AmeriGas Propane goodwill	—	0.89
Loss on extinguishments of debt	0.04	0.03
AmeriGas operations enhancement for growth project	—	0.09
Restructuring costs	—	0.26
Costs associated with exit of the UGI International energy marketing business	—	0.32
Net loss on disposals of businesses	0.17	0.26
Impairments of equity method investments and assets	—	0.14
Release of valuation allowance on certain deferred tax assets	(0.05)	—
Total adjustments (a)	0.23	1.81
Adjusted diluted earnings per share	$3.32	$3.06

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

Executive Overview
Fiscal 2025 Compared with Fiscal 2024

Net income attributable to UGI Corporation was $678 million (equal to $3.09 per diluted share) and $269 million (equal to $1.25 per diluted share) in Fiscal 2025 and Fiscal 2024, respectively. These results include net gains (losses) from changes in unrealized commodity derivative instruments and certain foreign currency derivative instruments of $(14) million and $38 million in Fiscal 2025 and Fiscal 2024, respectively.

Net income attributable to UGI Corporation in Fiscal 2025 also includes (1) a $38 million net loss on disposals of certain non-core assets from our global LPG business, reflecting a $51 million loss at UGI International and a $13 million gain at AmeriGas Propane; (2) $10 million income tax benefits associated with the release of valuation allowance on certain deferred tax assets at AmeriGas Propane; and (3) a loss on extinguishments of debt of $8 million, primarily at AmeriGas Propane.

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

Adjusted net income attributable to UGI Corporation was $728 million (equal to $3.32 per diluted share) and $658 million (equal to $3.06 per diluted share) in Fiscal 2025 and Fiscal 2024, respectively. The increase in adjusted net income attributable to UGI Corporation during Fiscal 2025 reflects higher earnings contributions primarily from our AmeriGas Propane and Midstream & Marketing segments, partially offset by lower earnings contributions from our UGI International segment. In Fiscal 2025, temperatures in all of our business segments were colder than the prior year.
Utilities adjusted net income in Fiscal 2025 was comparable to the prior year as higher total margin due in large part to higher core market volumes was substantially offset by higher operating and administrative expenses.
Midstream & Marketing adjusted net income increased $31 million in Fiscal 2025 compared to the prior year. The increase is primarily attributable to lower income tax expenses, reflecting higher investment tax credits in Fiscal 2025, partially offset by lower total margin.
UGI International’s adjusted net income decreased $20 million in Fiscal 2025 compared to the prior year. The decrease is mainly attributable to higher income tax expenses and lower margin contributions primarily from our LPG business, reflecting lower LPG retail volumes sold, partially offset by lower operating and administrative expenses.

AmeriGas Propane’s adjusted net income increased $59 million in Fiscal 2025 compared to the prior year, principally reflecting lower income tax expenses and, to a lesser extent, higher total margin, primarily attributable to higher average retail propane unit margins, and lower operating and administrative expenses.

Analysis of Segment Results
The following analysis compares results of operations by our reportable segments for Fiscal 2025 and Fiscal 2024:

Utilities	2025	2024	Increase (Decrease)
(Dollars in millions)
Revenues	$1,761	$1,598	$163	10%
Total margin (a)	$963	$924	$39	4%
Operating and administrative expenses (a)	$388	$363	$25	7%
Operating income	$397	$394	$3	1%
Earnings before interest expense and income taxes	$403	$400	$3	1%
Gas Utility system throughput – bcf
Core market	102	93	9	10%
Total	378	378	—	—%
Electric Utility distribution sales - gwh	988	980	8	1%
Gas Utility degree days—% (warmer) than normal (b)	(2.4)%	(16.0)%	—	—

(a)Total margin represents total revenues less total cost of sales and revenue-related taxes (i.e. gross receipts and business and occupation taxes) of $24 million each during Fiscal 2025 and Fiscal 2024. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Consolidated Statements of Income (but are excluded from operating expenses presented above).
(b)Deviation from average heating degree days is determined on a 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for airports located within Gas Utility service territories.

Temperatures in Gas Utility’s service territories during Fiscal 2025 were 2.4% warmer than normal and 11.3% colder than the prior year. Gas Utility core market volumes increased 10% during Fiscal 2025, principally reflecting the impact from the colder weather. Total Gas Utility volume was comparable to the prior-year period as the increase in core market volumes was substantially offset by lower large firm delivery service volumes. The increase in Electric Utility distribution sales volumes during Fiscal 2025 is primarily attributable to warmer weather during the cooling season in the fourth quarter of Fiscal 2025.
Revenues increased $163 million during Fiscal 2025, reflecting higher Gas Utility revenues ($154 million) and higher Electric Utility revenues ($9 million). The increase in Gas Utility revenues was largely attributable to the higher core market volumes, higher off-system sales and the increase in the WV Gas Utility base rates, effective January 1, 2024. These increases were partially offset by the effects of the weather normalization adjustments. The increase in Electric Utility revenues is principally attributable to higher DS rates and higher volumes.

Cost of sales increased $124 million during Fiscal 2025, reflecting higher Gas Utility cost of sales ($116 million) and higher Electric Utility cost of sales ($8 million). The increase in Gas Utility cost of sales was largely attributable to the higher core market volumes and higher cost of sales associated with off-system sales. The increase in Electric Utility cost of sales is principally attributable to higher DS rates and higher sales volumes.

Total margin increased $39 million during Fiscal 2025, substantially attributable to higher Gas Utility total margin ($38 million). The increase in Gas Utility total margin mainly reflects the higher core market volumes and the increase in the WV Gas Utility base rates, effective January 1, 2024, partially offset by the effects of the weather normalization adjustments. Electric Utility margin was comparable to the prior-year period.

Operating income and earnings before interest expense and income taxes each increased $3 million during Fiscal 2025. The increase largely reflects the increase in total margin ($39 million) substantially offset by higher operating and administrative expenses ($25 million) and higher depreciation expense ($12 million). The higher operating and administrative expenses reflect, among other things, higher personnel expenses, higher general insurance costs and higher maintenance expenses. The higher depreciation expense compared to the prior year reflects the effects of continued distribution system capital expenditure activity.

Midstream & Marketing	2025	2024	Increase (Decrease)
(Dollars in millions)
Revenues	$1,483	$1,369	$114	8%
Total margin (a)	$494	$505	$(11)	(2)%
Operating and administrative expenses	$129	$125	$4	3%
Operating income	$288	$301	$(13)	(4)%
Earnings before interest expense and income taxes	$293	$313	$(20)	(6)%
(a)Total margin represents total revenues less total cost of sales.

Average temperatures across Midstream & Marketing’s energy marketing territory during Fiscal 2025 were 0.4% warmer than normal and 12.2% colder than the prior year.

Revenues increased $114 million during Fiscal 2025, primarily reflecting higher revenues from natural gas marketing activities ($115 million) that were primarily impacted by the colder weather, and higher revenues from renewable energy ($12 million). These increases were partially offset by the absence of revenues from UGID that was sold in September 2024 ($35 million).

Cost of sales increased $125 million during Fiscal 2025, primarily reflecting higher natural gas costs ($95 million) related to the previously mentioned natural gas marketing activities, higher midstream cost of sales ($16 million), mainly from higher peaking activities, and higher cost of sales from renewable energy ($9 million). These increases were partially offset by the absence of cost of sales from UGID that was sold in September 2024 ($19 million).

Midstream & Marketing total margin decreased $11 million during Fiscal 2025, primarily reflecting lower midstream margins ($22 million), mainly from lower natural gas gathering and processing activities, and the absence of margins from UGID that was sold in September 2024 ($16 million). These decreases were partially offset by higher total margin from natural gas marketing activities ($20 million).

Operating income during Fiscal 2025 decreased $13 million, largely attributable to the lower total margin ($11 million) and, to a lesser extent, slightly higher operating and administrative expenses ($4 million).

Earnings before interest expense and income taxes during Fiscal 2025 decreased $20 million, principally reflecting the lower operating income ($13 million) and, to a lesser extent, lower income from equity investees ($4 million).

UGI International	2025	2024	Increase (Decrease)
(Dollars in millions)
Revenues	$2,119	$2,279	$(160)	(7)%
Total margin (a)	$940	$978	$(38)	(4)%
Operating and administrative expenses	$543	$578	$(35)	(6)%
Operating income	$305	$311	$(6)	(2)%
Earnings before interest expense and income taxes	$314	$323	$(9)	(3)%
LPG retail gallons sold (millions)	698	725	(27)	(4)%
Degree days—% (warmer) than normal (b)	(3.3)%	(11.8)%	—	—
(a)Total margin represents total revenues less total cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data at locations in our UGI International service territories.

Average temperatures during Fiscal 2025 were 3.3% warmer than normal and 5.0% colder than Fiscal 2024. Notwithstanding the colder weather, total LPG retail gallons sold during Fiscal 2025 slightly decreased compared to Fiscal 2024, largely attributable to continued structural conservation and the absence of certain customers who previously converted from natural gas to LPG, substantially offset by the impact from the colder weather and higher crop drying campaigns.

UGI International base-currency results are translated into U.S. dollars based upon exchange rates experienced during the reporting periods. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During Fiscal 2025 and Fiscal 2024, the average unweighted euro-to-dollar translation rates were approximately $1.11 and $1.08, respectively, and the average unweighted British pound sterling-to-dollar translation rates were approximately $1.31 and $1.27, respectively. Fluctuations in these foreign currency exchange rates can have a significant impact on the individual financial statement components discussed below. The Company uses forward foreign currency exchange contracts entered into over multi-year periods to reduce the volatility in earnings that may result from such changes in foreign currency exchange rates. These forward foreign currency exchange contracts resulted in realized net gains of $6 million and $11 million in Fiscal 2025 and Fiscal 2024, respectively.

Average wholesale prices for propane and butane during Fiscal 2025 in northwest Europe were approximately 4.4% and 4.0% lower, respectively, compared to Fiscal 2024. Revenues and cost of sales decreased $160 million and $122 million, respectively, in Fiscal 2025. The decrease in revenues and cost of sales principally reflects significantly lower energy marketing activities during Fiscal 2025, resulting from the exit of substantially all of UGI International’s energy marketing business in Belgium, France and the Netherlands in Fiscal 2024. The decrease in revenues was also attributable to the lower LPG retail volumes sold, partially offset by LPG price increases across Europe and the translation effects of the stronger foreign currencies (approximately $21 million). The decrease in cost of sales was also attributable to the lower LPG retail volumes sold, substantially offset by higher LPG product costs and the translation effects of the stronger foreign currencies (approximately $12 million).

Total margin decreased $38 million during Fiscal 2025 primarily reflecting the lower margin contributions from our LPG business and, to a lesser extent, from our energy marketing activities. The lower margin from our LPG business primarily reflects the lower LPG retail volumes sold, partially offset by the effects of higher average unit margins during Fiscal 2025 and the translation effects of the stronger foreign currencies (approximately $9 million). The lower margin from our energy marketing activities reflects the impact of the aforementioned exit of substantially all of UGI International’s energy marketing business.

Operating income decreased $6 million during Fiscal 2025. The decrease reflects the lower total margin ($38 millions) and, to a much lesser extent, higher depreciation and amortization expenses ($4 million), largely offset by lower operating and administrative expenses ($35 million). The lower operating and administrative expenses during Fiscal 2025 primarily reflect (1) lower personnel expenses, (2) lower distribution and maintenance expenses in our LPG business, (3) lower uncollectible accounts expense, and (4) a decline in energy marketing-related operating expenses. These decreases were partially offset by the effects of inflationary increases and the translation effects of the stronger foreign currencies (approximately $10 million).

Earnings before interest expense and income taxes decreased $9 million during Fiscal 2025. The decrease largely reflects the lower operating income ($6 million) and lower realized gains on foreign currency exchange contracts ($5 million) entered into in order to reduce volatility in UGI International earnings resulting from the effects of changes in foreign currency exchange rates.

AmeriGas Propane	2025	2024	Increase (Decrease)
(Dollars in millions)
Revenues	$2,276	$2,271	$5	—%
Total margin (a)	$1,222	$1,212	$10	1%
Operating and administrative expenses	$924	$933	$(9)	(1)%
Operating income / earnings before interest expense and income taxes	$166	$142	$24	17%
Retail gallons sold (millions)	733	737	(4)	(1)%
Degree days—% (warmer) than normal (b)	(1.3)%	(8.0)%	—	—
(a)Total margin represents revenues less cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for 344 regions in the United States, excluding Alaska and Hawaii.

Average temperatures during Fiscal 2025 were 1.3% warmer than normal and 6.3% colder than the prior year. Total retail gallons sold slightly decreased during Fiscal 2025 as the impact from continuing customer attrition was substantially offset by the effects of the colder weather.

Average daily wholesale propane commodity prices during Fiscal 2025 at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 6% higher than such prices during Fiscal 2024. Total revenues increased $5 million during

Fiscal 2025, largely reflecting the effects of higher average retail propane selling prices ($46 million), partially offset by lower fee income ($16 million), lower wholesale revenues ($15 million) and the lower retail volumes sold ($10 million).

Total cost of sales decreased $5 million during Fiscal 2025, largely reflecting lower wholesale cost of sales ($13 million) and the lower retail propane volumes sold ($5 million), partially offset by the higher retail propane product costs ($17 million).

Total margin increased $10 million in Fiscal 2025, largely reflecting higher average retail propane unit margins ($30 million), partially offset by lower fee income ($12 million) and the lower retail propane volumes sold ($6 million).

Operating income and earnings before interest expense and income taxes each increased $24 million in Fiscal 2025 primarily reflecting the higher total margin ($10 million), lower operating and administrative expenses ($9 million) and higher other operating income ($5 million), mainly resulting from higher gains on sales of fixed assets during Fiscal 2025. Lower operating and administrative expenses reflect, among other things, lower uncollectible accounts expense and lower vehicle expenses.

Interest Expense and Income Taxes

Our consolidated interest expense during Fiscal 2025 was $411 million compared to $394 million during the prior year. The increase in interest expense reflects the effects of (1) higher average long-term debt outstanding at Utilities and UGI Corporation and (2) higher average credit agreement borrowings during Fiscal 2025, substantially offset by lower interest expense from lower average long-term debt outstanding at AmeriGas Propane.

Our effective income tax rate decreased in Fiscal 2025 compared to Fiscal 2024, primarily due to (1) the higher release of valuation allowances on deferred tax assets expected to be utilized by our UGI International and AmeriGas Propane segments; and (2) higher investment tax credits available in Fiscal 2025 due to a larger level of project completions in our Midstream & Marketing segment.

See Note 7 to Consolidated Financial Statements for additional information on our income taxes.

Financial Condition and Liquidity

The Company expects to have sufficient liquidity including cash on hand and available borrowing capacity, to continue to support long-term commitments and ongoing operations. Our total available liquidity balance, comprising cash and cash equivalents and available borrowing capacity on our revolving credit facilities, totaled approximately $1.6 billion and $1.5 billion at September 30, 2025 and 2024, respectively. In November 2025, the Company used a portion of proceeds from the issuance of the UGI Utilities 5.10% Senior Notes and 5.68% Senior Notes to repay the $175 million outstanding principal balance of the 1.59% and 1.64% UGI Utilities senior notes maturing in June and September 2026. Accordingly, $175 million aggregate principal amounts of these maturing senior notes have been classified as long-term debt on the September 30, 2025 Consolidated Balance Sheet. As of September 30, 2025, current maturities of long-term debt principally comprises $100 million outstanding principal balance of UGI Utilities, 2.95% Senior Notes, due June 2026. Except as noted, the Company does not have any senior notes or term loans maturing in the next twelve months. UGI and its subsidiaries were in compliance with all of its debt covenants as of September 30, 2025.

We depend on both internal and external sources of liquidity to provide funds for working capital and to fund capital requirements. Our short-term cash requirements not met by cash from operations are generally satisfied with borrowings under credit facilities and, in the case of Midstream & Marketing, also from a Receivables Facility. Long-term cash requirements are generally met through the issuance of long-term debt, hybrid or equity securities. We believe that each of our business units has sufficient liquidity in the forms of cash and cash equivalents on hand; cash expected to be generated from operations; credit facility and Receivables Facility borrowing capacity; and the ability to obtain long-term financing to meet anticipated contractual and projected cash commitments. Issuances of debt, hybrid and equity securities in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

The primary sources of UGI’s cash and cash equivalents are the dividends and other cash payments made to UGI or its corporate subsidiaries by its principal business units. Our cash and cash equivalents totaled $335 million and $213 million at September 30, 2025 and 2024, respectively. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, our cash and cash equivalents totaled $214 million and $72 million at September 30, 2025 and 2024, respectively. Such cash is available to pay dividends on Common Stock and for investment purposes.

During Fiscal 2025 and Fiscal 2024, our principal business units paid cash dividends and made other cash payments to UGI and its subsidiaries as follows:

(Millions of dollars)	2025	2024
Utilities	$79	$135
Midstream & Marketing	257	75
UGI International	31	115
Total	$367	$325

Common Stock
Dividends
Quarterly dividends per share of Common Stock paid during Fiscal 2025 and Fiscal 2024 were as follows:

	2025	2024
1st Quarter	$0.375	$0.375
2nd Quarter	0.375	0.375
3rd Quarter	0.375	0.375
4th Quarter	0.375	0.375
Total	$1.500	$1.500
On November 20, 2025, the Board of Directors declared a cash dividend equal to $0.375 per common share. The dividend will be payable on January 1, 2026, to shareholders of record on December 15, 2025.

Repurchases of Common Stock

During Fiscal 2025, the Company repurchased 1 million shares of its Common Stock at a total purchase price of $33 million. During Fiscal 2024, there were no repurchases of Common Stock. For additional information on the authorization of these repurchases, see Note 13 to Consolidated Financial Statements.

Long-term Debt and Credit Facilities

The Company’s debt outstanding at September 30, 2025 and 2024, comprised the following:

	2025							2024
(Millions of dollars)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corp & Other	Eliminations (a)	Total	Total
Short-term borrowings	$269	$17	$200	$—	$—	$—	$486	$465

Long-term debt (including current maturities):
Senior notes	$2,000	$—	$469	$1,555	$700	$—	$4,724	$4,788
Term loans	116	778	352	—	400	—	1,646	1,759
Other long-term debt	15	40	13	200	263	(200)	331	186
Unamortized debt issuance costs	(7)	(11)	(5)	(14)	(16)	—	(53)	(55)
Total long-term debt	$2,124	$807	$829	$1,741	$1,347	$(200)	$6,648	$6,678
Total debt	$2,393	$824	$1,029	$1,741	$1,347	$(200)	$7,134	$7,143
(a) Represents the elimination of the intersegment loan between UGI International and AmeriGas Partners.

Significant Financing Activities
The following significant financing activities occurred during Fiscal 2025. See Note 6 to Consolidated Financial Statements for additional information on these transactions.

Utilities
UGI Utilities Senior Notes. In July 2025, UGI Utilities entered into a note purchase agreement with a consortium of lenders. Pursuant to the note purchase agreement, in November 2025, UGI Utilities issued $150 million aggregate principal amount of 5.10% Senior Notes due November 15, 2030, and $125 million aggregate principal amount of 5.68% Senior Notes due November 15, 2035. These senior notes are unsecured and rank equally with UGI Utilities’ existing outstanding senior debt. UGI Utilities used the net proceeds from the issuance of these senior notes to (1) repay the $100 million outstanding principal balance of the 1.59% Senior Notes, due June 2026 and $75 million outstanding principal balance of the 1.64% Senior Notes, due September 2026; (2) reduce short-term borrowings; and (3) for general corporate purposes.

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

Mountaineer 2025 Credit Agreement. In May 2025, Mountaineer entered into the Mountaineer 2025 Credit Agreement providing for borrowings up to $150 million, including a $20 million sublimit for letters of credit. Mountaineer may request an increase in the amount of loan commitments to a maximum aggregate amount of $250 million, subject to certain terms and conditions. In connection with entering into the Mountaineer 2025 Credit Agreement, Mountaineer paid off in full and terminated the Mountaineer 2023 Credit Agreement, dated as of November 2019. Borrowings under the Mountaineer 2025 Credit Agreement can be used to refinance Mountaineer’s existing indebtedness, finance the working capital needs of Mountaineer and for general corporate purposes. The Mountaineer 2025 Credit Agreement is scheduled to expire in May 2030, and Mountaineer has the option, with the consent of the lenders, to extend the maturity date to May 2031, and then to May 2032.

Mountaineer Senior Notes. In April 2025, Mountaineer entered into a note purchase agreement with a consortium of lenders. Pursuant to the note purchase agreement, in May 2025, Mountaineer issued $50 million aggregate principal amount of 6.11% Senior Notes due June 1, 2035 and $20 million aggregate principal amount of 6.21% Senior Notes due June 1, 2037. These senior notes are unsecured and rank equally with Mountaineer’s existing outstanding senior debt. Mountaineer used the net proceeds from the issuance of these senior notes to reduce short-term borrowings and for general corporate purposes.

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

In February 2025, UGI International borrowed $221 million under its revolving credit facility. The proceeds from these borrowings were subsequently used to fund an intercompany loan of $221 million to AmeriGas Partners. In March 2025, AmeriGas Partners and AmeriGas Finance Corp, using the cash on hand from borrowings under the intercompany loan, redeemed all of the $218 million outstanding aggregate principal balance of the 5.50% Senior Notes due May 2025, plus accrued and unpaid interest. As of September 30, 2025, borrowings outstanding on the intercompany loan, due January 2027, were $200 million and subsequent to September 30, 2025, the Partnership repaid $35 million of such borrowings.

AmeriGas Senior Secured Revolving Credit Facility. In October 2024, AmeriGas OLP amended the AmeriGas Senior Secured Revolving Credit Facility to increase total commitments from $200 million to a total of $300 million.

UGI Corporation

UGI Corporation 2025 Credit Agreement. In October 2024, UGI entered into a new UGI Corporation 2025 Credit Agreement, providing a $475 million revolving credit facility, including a $10 million sublimit for letters of credit, and a $400 million term loan facility. Borrowings under the credit agreement can be used for general corporate purposes, including refinancing a portion and of the UGI Corporation Credit Facility Agreement and ongoing working capital needs of the Company. The revolving credit facility is scheduled to expire in October 2028, and the term loan facility is scheduled to mature in October 2027. In connection with entering into the UGI Corporation 2025 Credit Agreement, the Company paid off in full and terminated the UGI Corporation Credit Facility Agreement.

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

As of September 30, 2025, none of the events permitting the noteholders to convert their notes early existed. Accordingly, the UGI Corporation Senior Notes are classified as “Long-term debt” on the Consolidated Balance Sheet at September 30, 2025.

Credit Facilities

Information about the Company’s principal credit agreements (excluding the Energy Services’ Receivables Facility, which is discussed below) as of September 30, 2025 and 2024, is presented in the tables below.

(Currency in millions)	Expiration Date	Total Capacity	Borrowings Outstanding	Letters of Credit and Guarantees Outstanding	Available Borrowing Capacity	Weighted Average Interest Rate - End of Year
September 30, 2025
AmeriGas OLP (a)	August 2029	$128	$—	$2	$126	N.A.
UGI International, LLC (b)	March 2028	€500	€170	€—	€330	6.00%
Energy Services	May 2028	$300	$—	$—	$300	N.A.
UGI Utilities	November 2028	$375	$200	$—	$175	5.13%
Mountaineer	May 2030	$150	$69	$—	$81	5.53%
UGI Corporation (c)	October 2028	$475	$263	$—	$212	6.63%
September 30, 2024
AmeriGas OLP (a)	August 2029	$200	$51	$—	$149	7.29%
UGI International, LLC (b)	March 2028	€500	€115	€—	€385	4.88%
Energy Services	May 2028	$300	$—	$—	$300	N.A.
UGI Utilities	November 2028	$375	$190	$—	$185	5.92%
Mountaineer	December 2025	$150	$96	$—	$54	6.56%
UGI Corporation (c)	August 2025	$300	$115	$—	$185	7.45%
(a)The maximum amount available for borrowing at any time under the AmeriGas Senior Secured Revolving Credit Facility is limited to the borrowing base valuation, as defined by the agreement.
(b)Permits UGI International, LLC or UGI International Holdings B.V. to borrow in euros or USD.
(c)Borrowings outstanding have been classified as “Long-term debt” on the Consolidated Balance Sheets.
N.A. - Not applicable

The average daily and peak short-term borrowings under the Company’s principal credit agreements are as follows:

	2025		2024
(Currency in millions)	Average	Peak	Average	Peak
AmeriGas OLP	$29	$129	$18	$157
UGI International, LLC	€172	€278	€170	€229
Energy Services	$—	$—	$15	$62
UGI Utilities	$84	$263	$128	$316
Mountaineer	$69	$118	$77	$104
UGI Corporation	$232	$283	$180	$289
Receivables Facility. Energy Services has a Receivables Facility with an issuer of receivables-backed commercial paper. In October 2025, the expiration date of the Receivables Facility was extended to October 2026. The Receivables Facility provides Energy Services with the ability to borrow up to $150 million of eligible receivables during the period October 17, 2025 to April 30, 2026, and up to $75 million of eligible receivables during the period May 1, 2026 to October 16, 2026, with the option to request consent for an increase of $50 million. Energy Services uses the Receivables Facility to fund working capital, margin calls under commodity futures contracts, capital expenditures, dividends and for general corporate purposes.
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
At September 30, 2025, the outstanding balance of trade receivables was $69 million, $17 million of which was sold to the bank. Amounts sold to the bank are reflected as “Short-term borrowings” on the Consolidated Balance Sheet. At September 30, 2024, the outstanding balance of trade receivables was $51 million, none of which were sold to the bank. During Fiscal 2025 and Fiscal 2024, peak sales of receivables were $41 million and $97 million, respectively. During Fiscal 2025 and Fiscal 2024, average daily amounts sold were $4 million and $22 million, respectively.
See Note 6 to Consolidated Financial Statements for further information on the Company’s long-term debt, credit facilities and the Receivables Facility.
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
Operating Activities:

Year-to-year variations in our cash flows from operating activities can be significantly affected by changes in operating working capital, especially during periods with significant changes in energy commodity prices. Cash flows from operating activities in Fiscal 2025 and Fiscal 2024 were $1,227 million and $1,182 million, respectively. Cash flows from operating activities before the effects of changes in operating working capital were $1,247 million in Fiscal 2025 and $1,215 million in Fiscal 2024. Cash used to fund changes in operating working capital totaled $20 million in Fiscal 2025 compared to $33 million of cash flow used in Fiscal 2024. The decrease in cash required to fund changes in operating working capital in Fiscal 2025 reflects, among other things, a decrease in cash used to fund changes in accounts payable and other current liabilities largely offset by higher cash required to fund changes in accounts receivable.
Investing Activities:
Investing activity cash flow is principally affected by cash expenditures for property, plant and equipment; cash paid for acquisitions of businesses and assets; investments in equity method investees; and cash activity associated with dispositions of businesses and assets. Cash expenditures for property, plant and equipment totaled $837 million in Fiscal 2025 and $796 million in Fiscal 2024. The increase in cash payments for property, plant and equipment in Fiscal 2025 compared with Fiscal 2024 principally reflects the effects of the Company’s continued distribution system capital expenditure activity at our Utilities segment. Net proceeds from the disposal of businesses and assets primarily includes proceeds from the disposition of UniverGas and the Hawaii propane business in Fiscal 2025 and the sale of UGID in Fiscal 2024, among other things. Investments in equity method investments was $38 million in Fiscal 2025 principally comprising continuing investments in renewable energy projects at our Midstream & Marketing segment.
Financing Activities:
Changes in cash flow from financing activities are primarily due to issuances and repayments of long-term debt; net short-term borrowings; dividends on Common Stock; quarterly payments on outstanding Purchase Contracts; and issuances and repurchases of equity instruments.
Cash flow used by financing activities was $406 million in Fiscal 2025 compared to cash flow used by financing activities of $506 million in Fiscal 2024.
Cash flow from financing activities in Fiscal 2025 includes, among other things, (a) the issuance by UGI Utilities of $50 million and $125 million principal amount of senior notes (b) entering into the UGI Corporation 2025 Credit Agreement and corresponding repayment of the borrowings outstanding under the UGI Corporation Credit Facility Agreement, (c) the repayment by AmeriGas Propane of the $218 million outstanding aggregate principal amount of the 5.50% Senior Notes, (d) the issuance by Mountaineer of $50 million and $20 million principal amount of senior notes, (e) the issuance by AmeriGas Propane of $550 million principal amount of senior notes, and (f) the repayment by AmeriGas Propane of the $664 million outstanding aggregate principal amount of the 5.875% Senior Notes.

Cash flow from financing activities in Fiscal 2024 includes, among other things, the June 2024 issuance by UGI Corporation of the $700 million of the UGI Corporation 5.00% Senior Notes and UGI Utilities issuance of $250 million principal amount of senior notes. Proceeds from the UGI Corporation 5.00% Senior Notes were used to reduce amounts outstanding under UGI Corporation’s revolving credit facility, to repay its outstanding variable-rate amortizing term loan, and to fund a capital contribution to the Partnership in the amount of $315 million which, along with other sources of liquidity, the Partnership used to repurchase $475 million aggregate principal amount of its 5.50% Senior Notes.
Capital Expenditures
In the following table, we present capital expenditures (which exclude acquisitions of businesses and assets) for Fiscal 2025 and Fiscal 2024. We also provide amounts we expect to spend on capital expenditures in Fiscal 2026. We expect to finance a substantial portion of our Fiscal 2026 capital expenditures from cash generated by operations and cash on hand.

(Millions of dollars)	2026 (estimate)	2025	2024
Utilities	$629	$556	$482
Midstream & Marketing	217	114	150
UGI International	107	93	87
AmeriGas Propane	100	81	86
Total	$1,053	$844	$805

The increase in capital expenditures in Fiscal 2025 was primarily driven by continued distribution system capital expenditure activity at the Utilities segment.

Contractual Cash Obligations and Commitments
The Company has contractual cash obligations that extend beyond Fiscal 2025. The following table presents contractual cash obligations with non-affiliates under agreements existing as of September 30, 2025:

	Payments Due by Period
(Millions of dollars)	Total	Fiscal 2026	Fiscal 2027 - 2028	Fiscal 2029 - 2030	Thereafter
Short-term borrowings (a)	$486	$486	$—	$—	$—
Long-term debt (a)	6,701	117	2,587	2,110	1,887
Interest on long-term fixed-rate debt (a)(b)(c)	2,292	381	648	343	920
Operating leases	509	112	180	117	100
UGI International supply contracts	433	433	—	—	—
Midstream & Marketing supply contracts	749	214	199	96	240
Utilities construction, supply, storage and transportation contracts	938	264	311	132	231
Derivative instruments (d)	68	48	20	—	—
Total	$12,176	$2,055	$3,945	$2,798	$3,378
(a)Based upon stated maturity dates for debt outstanding at September 30, 2025. In July 2025, UGI Utilities entered into a note purchase agreement which was funded in November 2025 issuing $150 million of 5.10% Senior Notes due November 15, 2030, and $125 million of 5.68% Senior Notes due November 15, 2035. The net proceeds from the issuance were used, in part, to repurchase $175 million aggregate principal amount of existing senior notes maturing in Fiscal 2026. As of September 30, 2025, based on the Company’s intent and ability to refinance these obligations, the maturing senior notes have been classified as long-term debt on the Consolidated Balance Sheet.
(b)Based upon stated interest rates adjusted for the effects of interest rate swaps.
(c)Calculated using applicable interest rates or forward interest rate curves, and UGI’s and its subsidiaries’ leverage ratios, as of September 30, 2025.
(d)Represents the sum of amounts due if derivative instrument liabilities were settled at the September 30, 2025 amounts reflected in the Consolidated Balance Sheet (but excluding amounts associated with interest rate contracts).

“Other noncurrent liabilities” included in our Consolidated Balance Sheet at September 30, 2025, principally comprise operating lease liabilities; regulatory liabilities; refundable tank and cylinder deposits; litigation, property and casualty liabilities and obligations under environmental remediation agreements; pension and other postretirement benefit liabilities recorded in accordance with accounting guidance relating to employee retirement plans; and liabilities associated with executive compensation plans. These liabilities, with the exception of operating lease liabilities, are not included in the table of Contractual Cash Obligations and Commitments because they are estimates of future payments and not contractually fixed as to timing or amount. The minimum required contributions to the U.S. Pension Plans (as further described below under “U.S. Pension Plans”) in Fiscal 2026 are approximately $18 million. The minimum required contributions to the U.S. Pension Plans in years beyond Fiscal 2026 will depend, in large part, on the impacts of future returns on pension plan assets and interest rates on pension plan liabilities.
U.S. Pension Plans
The U.S. Pension Plans consist of (1) a defined benefit pension plan for employees hired prior to January 1, 2009, of UGI, UGI Utilities, and certain of UGI’s other domestic wholly owned subsidiaries, and (2) a defined benefit pension plan for Mountaineer employees hired prior to January 1, 2023. The fair values of the U.S. Pension Plans’ assets totaled $654 million and $635 million at September 30, 2025 and 2024, respectively. At September 30, 2025 and 2024, the underfunded positions of the U.S. Pension Plans, defined as the excess of the PBO over the U.S. Pension Plans’ assets, were $3 million and $38 million, respectively.
We believe we are in compliance with regulations governing defined benefit pension plans, including the ERISA rules and regulations. The minimum required contributions to the U.S. Pension Plans in Fiscal 2026 are approximately $18 million.
GAAP guidance associated with pension and other postretirement plans generally requires recognition of an asset or liability in the statement of financial position reflecting the funded status of pension and other postretirement benefit plans with current year changes recognized in shareholders’ equity unless such amounts are subject to regulatory recovery. At September 30, 2025, we have recorded pre-tax gains to UGI Corporation’s stockholders’ equity of $12 million and recorded regulatory assets totaling $100 million in order to reflect the funded status of the U.S. Pension Plans.
See Note 8 to Consolidated Financial Statements for further information on the U.S. Pension Plans and our other postretirement benefit plans.

Related Party Transactions
During Fiscal 2025 and Fiscal 2024, we did not enter into any related-party transactions that had a material effect on our financial condition, results of operations or cash flows.

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

Utility Regulatory Matters
UGI Utilities. On January 27, 2025, PA Gas Utility filed a request with the PAPUC to increase its base operating revenues for residential, commercial and industrial customers by $110 million annually. On September 11, 2025, the PAPUC issued a final order approving a settlement providing for a $70 million annual base distribution rate increase, effective October 28, 2025, and maintenance of the Weather Normalization Adjustment through the end of its pilot period with modification.
On January 27, 2023, Electric Utility filed a request with the PAPUC to increase its annual base distribution revenues by $11 million. On September 21, 2023, the PAPUC issued a final order approving a settlement providing for a $9 million annual base distribution rate increase for Electric Utility, effective October 1, 2023.
Mountaineer. On July 31, 2025, WV Gas Utility submitted its 2025 IREP filing to the WVPSC requesting recovery of $24 million, an increase of $5 million, for costs associated with capital investments after December 31, 2022, that total $274 million, including $77 million in calendar year 2026. The filing included capital investments totaling $445 million over the 2026 - 2030 period. An order from the WVPSC is expected in December, with new rates to be effective January 1, 2026.

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
On March 6, 2023, WV Gas Utility submitted a base rate case filing with the WVPSC seeking a net revenue increase of $20 million, which consisted of an increase in base rates of $38 million and a decrease in the IREP rates of $18 million annually. On October 6, 2023, the WVPSC issued a final order approving a settlement providing for a $14 million net revenue increase, effective January 1, 2024. The WVPSC also approved a five-year weather normalization adjustment rider pilot program beginning October 1, 2024, which adjusts residential and small commercial distribution billings when weather deviates more than 2% from normal during the October-May heating season.
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

In order to manage market price risk relating to substantially all of Midstream & Marketing’s fixed-price sale contracts for physical natural gas, Midstream & Marketing enters into NYMEX, ICE and over-the-counter natural gas and electricity futures and option contracts, and natural gas basis swap contracts or enters into fixed-price supply arrangements. Although Midstream & Marketing’s fixed-price supply arrangements mitigate most risks associated with its fixed-price sales contracts, should any of the suppliers under these arrangements fail to perform, increases, if any, in the cost of replacement natural gas would adversely impact Midstream & Marketing’s results. In order to reduce this risk of supplier nonperformance, Midstream & Marketing has diversified its purchases across a number of suppliers. In order to manage market price risk relating to fixed-price sales contracts for electricity, Midstream & Marketing entered into electricity futures and forward contracts. Prior to the sale of UGID in September 2024, Midstream & Marketing, through UGID, also used NYMEX and over-the-counter electricity futures contracts to economically hedge the price of a portion of its anticipated future sales of electricity from its electric generation facilities. Prior to the exit of substantially all of the Company’s energy marketing business in Europe (see Note 5 to Consolidated Financial Statements), UGI International’s natural gas and electricity marketing businesses also use natural gas and electricity futures and forward contracts to economically hedge market risk associated with a substantial portion of anticipated volumes under fixed-price sales and purchase contracts.

Interest Rate Risk
We have both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact their fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.

Our variable-rate debt at September 30, 2025, includes revolving credit facility borrowings and variable-rate term loans at UGI International, Utilities, Energy Services and UGI Corporation. These debt agreements have interest rates that are generally indexed to short-term market interest rates. We have entered into pay-fixed, receive-variable interest rate swap agreements on a significant portion of the term loans’ principal balances and a significant portion of the term loans’ tenor. We have designated these interest rate swaps as cash flow hedges. At September 30, 2025, combined borrowings outstanding under variable-rate debt agreements, excluding the previously mentioned effectively fixed-rate debt, totaled $786 million. Based upon average borrowings outstanding under variable-rate borrowings (excluding effectively fixed-rate term loan debt), an increase in short-term interest rates of 100 basis points (1%) would have increased our Fiscal 2025 interest expense by approximately $7 million. The remainder of our debt outstanding is subject to fixed rates of interest. A 100 basis point increase in market interest rates would result in decreases in the fair value of this fixed-rate debt of approximately $225 million at September 30, 2025. A 100 basis point decrease in market interest rates would result in increases in the fair value of this fixed-rate debt of approximately $235 million at September 30, 2025.

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

Foreign Currency Exchange Rate Risk
Our primary currency exchange rate risk is associated with the USD versus the euro and, to a lesser extent, the USD versus the British pound sterling. The USD value of our foreign currency denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. From time to time, we use derivative instruments to hedge portions of our net investments in foreign subsidiaries, including anticipated foreign currency denominated dividends. Gains or losses on these net investment hedges remain in AOCI until such foreign operations are sold or liquidated. With respect to our net investments in our UGI International operations, a 10% decline in the value of the associated foreign currencies versus the USD would reduce their aggregate net book value at September 30, 2025, by approximately $80 million, which amount would be reflected in other comprehensive income. We have designated certain euro-denominated borrowings as net investment hedges.
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
We have concentrations of credit risk associated with derivative instruments and we evaluate the creditworthiness of our derivative counterparties on an ongoing basis. As of September 30, 2025, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was $97 million. In general, many of our over-the-counter derivative instruments and all exchange contracts call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At September 30, 2025, we received cash collateral from derivative instrument counterparties totaling $2 million. In addition, we may have offsetting derivative liabilities and certain accounts payable balances with certain of these counterparties, which further mitigates the previously mentioned maximum amount of losses. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At September 30, 2025, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.
The following table summarizes the fair values of unsettled market risk sensitive derivative instrument assets (liabilities) held at September 30, 2025 and changes in their fair values due to market risks. Certain of UGI Utilities’ commodity derivative instruments are excluded from the table below because any associated net gains or losses are refundable to or recoverable from customers in accordance with UGI Utilities ratemaking.

	Asset (Liability)
(Millions of dollars)	Fair Value	Change in Fair Value
September 30, 2025
Commodity price risk (1)	$(32)	$(96)
Interest rate risk (2)	$(12)	$(10)
Foreign currency exchange rate risk (3)	$(18)	$(61)
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

Based on our evaluations in Fiscal 2024, the estimated fair value of the AmeriGas Propane reporting unit was determined to be less than its carrying value. As a result, the Company recorded a non-cash pre-tax goodwill impairment charge of $195 million in Fiscal 2024 to reduce the carrying value of AmeriGas Propane to its fair value.

With respect to the AmeriGas Propane reporting unit’s Fiscal 2025 impairment test, we performed a quantitative assessment. Based on our evaluation, we determined that AmeriGas Propane’s fair value exceeded its carrying value by more than 25%. While the Company believes that its judgments used in the quantitative assessment of AmeriGas Propane’s fair value are reasonable based upon currently available facts and circumstances, if AmeriGas Propane were not able to achieve its anticipated results and/or if its discount rate were to increase, its fair value would be adversely affected, which may result in an impairment. There is $1.1 billion of goodwill in this reporting unit as of September 30, 2025.
Except for the previously mentioned impairment charges at the AmeriGas Propane reporting unit, there were no other impairments of goodwill recognized in Fiscal 2025 and Fiscal 2024.
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
The impairment of AmeriGas Propane’s goodwill in Fiscal 2024 was determined to be a triggering event requiring an impairment analysis of AmeriGas Propane’s long-lived and definite lived intangible assets. Accordingly, the Company performed a recoverability test of AmeriGas Propane’s long-lived assets, including right-of-use (“ROU”) assets and definite lived intangible assets, as of July 31, 2024, the measurement date of our annual goodwill impairment test, using estimated undiscounted cash flow projections expected to be generated over the remaining useful life of the primary asset of the asset group at the lowest level with identifiable cash flows that are independent of other assets. Based on the recoverability tests performed, we determined that (1) AmeriGas Propane’s long-lived assets, including ROU assets and definite lived intangible assets, were recoverable and, as such, no impairment charges were recorded; and (2) no adjustments to the remaining useful lives were necessary as of July 31, 2024. There were no such triggering events in Fiscal 2025.
See Note 5 to Consolidated Financial Statements for information on the impairment loss associated with the disposal of UGID during Fiscal 2024. There were no other material provisions for impairments of long-lived assets that occurred during Fiscal 2025 and Fiscal 2024.
Loss Contingencies and Environmental Remediation Liabilities. We are involved in litigation that arises in the normal course of business, and we are subject to environmental laws and regulations intended to mitigate or remove the effects of past operations and improve or maintain the quality of the environment. These laws and regulations require the removal or remedy of the effect on the environment of the disposal or release of certain specified hazardous substances at current or former operating sites.
We establish reserves for loss contingencies including pending litigation when it is probable that a liability exists and the amount or range of amounts related to such liability can be reasonably estimated. When no amount within a range of possible loss is a better estimate than any other amount within the range, liabilities recorded are based upon the low end of the range. With respect to unasserted claims arising from unreported incidents, we may use the work of specialists to estimate the ultimate losses to be incurred using actuarially determined loss development factors applied to actual claims data.
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

Regulatory Assets and Liabilities. The accounting for our rate regulated gas and electric utility businesses differs from the accounting for nonregulated operations in that these businesses are required to reflect the effects of rate regulation in the consolidated financial statements. Regulatory practices that assign costs to accounting periods may differ from accounting methods generally applied by nonregulated businesses. When it is probable that regulators will permit the recovery of current costs through future rates charged to customers, these costs that otherwise would be expensed by nonregulated companies are deferred as regulatory assets. Similarly, regulatory liabilities are recognized when it is probable that regulators will require customer refunds through future rates or when revenue is collected from customers for expenditures that have yet to be incurred. We continually assess whether the regulatory assets are probable of future recovery by evaluating the regulatory environment, recent rate orders and public statements issued by the PAPUC, WVPSC and MDPSC, and discussions with regulatory authorities and legal counsel. If future recovery of regulatory assets ceases to be probable, the elimination of those regulatory assets would adversely impact our results of operations and cash flows. As of September 30, 2025, our regulatory assets and regulatory liabilities totaled $340 million and $314 million, respectively. For additional information on regulatory assets and liabilities, see Notes 2 and 9 to Consolidated Financial Statements.
Income Taxes. We use the asset and liability method of accounting for income taxes. We recognize the tax benefits from income tax positions that have a greater than more likely than not likelihood of being sustained upon examination by the taxing authorities. A liability is recorded for uncertain tax positions where it is more likely than not the position may not be sustained based on its technical merits. We use assumptions, judgments and estimates to determine our current provision for income taxes. We also use assumptions, judgments and estimates to determine our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. The interpretation of tax laws involves uncertainty since tax authorities may interpret the laws differently. Our assumptions, judgments and estimates relative to the current provision for income tax give consideration to current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation thereof and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the amount of deferred income taxes take into account estimates of the amount of future taxable income. Actual taxable income or future estimates of taxable income could render our current assumptions, judgments and estimates inaccurate. Changes in the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ significantly from our estimates. As of September 30, 2025, our net deferred tax liabilities totaled $890 million.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)Disclosure Controls and Procedures

The Company's disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of September 30, 2025, were effective at the reasonable assurance level.

(b)Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment, including testing, of the Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

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

Based on the Company's evaluation, the Company's management concluded that its internal control over financial reporting was effective as of September 30, 2025. The effectiveness of the Company’s internal control over financial reporting as of September 30, 2025 has also been audited by the Company’s independent registered public accounting firm, KPMG LLP, as stated in its report which is included in this Annual Report on Form 10-K.

Remediation of Previously Disclosed Material Weakness in Internal Control Over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2024, management identified a material weakness in internal control related to the AmeriGas Propane reporting unit’s annual goodwill impairment analysis, specifically the review of cash flow projection assumptions was not performed on a timely basis and in sufficient detail.

Related to the AmeriGas Propane reporting unit annual goodwill impairment analysis material weakness, during fiscal 2025, management implemented its remediation plan that included (i) engaging a third-party valuation specialist to assist with the development of valuation models for the reporting unit and (ii) enhancing review and oversight of the reporting unit’s cash flow projections on a timely basis and in sufficient detail.

During the fourth quarter of Fiscal 2025, management has tested effectiveness of the controls, and concluded that the material weakness has been remediated.

(c)Changes in Internal Control Over Financial Reporting

Except as noted in the preceding paragraph, during the most recent fiscal quarter of Fiscal 2025, no change in the Company’s internal control over financial reporting occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of UGI Corporation

Opinion on Internal Control over Financial Reporting
We have audited UGI Corporation and subsidiaries' (the Company) internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of September 30, 2025, the related consolidated statements of income, comprehensive income, change in equity, and cash flows for the year ended September 30, 2025, and the related notes and financial statement schedules I and II (collectively, the consolidated financial statements), and our report dated November 21, 2025 expressed an unqualified opinion on those consolidated financial statements.
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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

/s/ KPMG LLP
Philadelphia, Pennsylvania
November 21, 2025

ITEM 9B. OTHER INFORMATION

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation-S-K. Further, during the three months ended September 30, 2025, the Company did not adopt or terminate a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation-S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable

PART III:

ITEMS 10 THROUGH 14.

In accordance with General Instruction G(3), and except as set forth below, the information required by Items 10, 11, 12, 13 and 14 is incorporated in this Report by reference to the following portions of UGI’s Proxy Statement, which will be filed with the SEC by December 31, 2025.

	Information	Captions of Proxy Statement Incorporated by Reference
Item 10.	Directors, Executive Officers and Corporate Governance	Election of Directors - Nominees; Corporate Governance; Report of the Audit Committee of the Board of Directors

Code of Business Conduct and Ethics.
The Code of Business Conduct and Ethics is available without charge on the Company’s website, www.ugicorp.com under the caption “Company - Leadership and Governance - Governance Documents”, or by writing to VP, Investor Relations & ESG, UGI Corporation, P. O. Box 858, Valley Forge, PA 19482. We will disclose on the Company’s website any waiver from or amendment to the Code of Business Conduct and Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relates to any element of the code of ethics definition in Item 406(b) of Regulations S-K.

Insider Trading Policy.
The Company has adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of the Company’s securities that is reasonably designed to promote compliance with applicable laws, rules and regulations. A copy of the Company’s Insider Trading Policy has been filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11.	Executive Compensation	Compensation of Directors; Report of the Compensation and Talent Development Committee of the Board of Directors; Compensation Discussion and Analysis; Compensation of Executive Officers; Compensation Committee Interlocks and Insider Participation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Securities Ownership of Certain Beneficial Owners

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Corporate Governance - Director Independence; Corporate Governance - Board and Committee Structure; Corporate Governance - Selection of Board Candidates; Policy for Approval of Related Person Transactions

Item 14.	Principal Accounting Fees and Services	Our Independent Registered Public Accounting Firm

Equity Compensation Table

The following table sets forth information as of the end of Fiscal 2025 with respect to compensation plans under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,154,811	(1)	$42.14		13,473,660	(2)
	1,515,989	(3)	$0
Equity compensation plans not approved by security holders	—
Total	7,670,800		$42.14	(4)
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
(3) Represents UGI Stock Units, UGI EPS Performance Units and UGI Performance Units issued to employees and non-employees, under compensation plans including the UGI Corporation 2021 Incentive Award Plan.
(4) Weighted-average exercise price of outstanding options; excludes UGI Stock Units, UGI EPS Performance Units, and UGI Performance Units as there is no exercise price associated with these awards.
The information concerning the Company’s executive officers required by Item 10 is set forth below.
EXECUTIVE OFFICERS

Name	Age	Position
Robert C. Flexon	67	President and Chief Executive Officer
Sean P. O’Brien	56	Chief Financial Officer
Hans G. Bell	52	President, UGI Utilities, Inc.
Julie Fazio	53	President, UGI International, LLC
Joseph L. Hartz	62	President, UGI Energy Services, LLC
Michael Sharp	55	President, AmeriGas Propane, Inc.
Kathleen Shea Ballay	60	General Counsel, Chief Legal Officer, and Chief Compliance Officer
Jean Felix Tematio Dontsop	49	Vice President - Chief Accounting Officer and Corporate Controller

All executive officers are elected for a one-year term at the organizational meeting of the Board of Directors held each year.

There are no family relationships between any of the executive officers or between any of the executive officers and any of the directors.

Robert C. Flexon

Mr. Flexon is President and Chief Executive Officer of UGI Corporation (since November 1, 2024) and a member of UGI’s Board of Directors. Mr. Flexon also serves as Chair of the Board of Directors of Nexus Water Group, a privately held company, a position he has held since 2024. He is the former Chair of the Board of Directors of Capstone Green Energy Holdings, Inc., a position he held from 2021. Mr. Flexon joined the Capstone Board as a director in 2018 and also served as Capstone’s Interim President and Chief Executive Officer from August 2023 until March 2024 to lead Capstone’s restructuring. Mr. Flexon was previously Chair of the Board of Directors of PG&E Corporation (NYSE: PCG), a position he held since the Company’s emergence from Chapter 11 in 2020 until October 31, 2024.

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

Sean P. O’Brien

Mr. O’Brien is Chief Financial Officer of UGI Corporation (since April 2023). Prior to joining UGI Corporation, Mr. O’Brien held various leadership positions at DCP Midstream, which he joined in 2009, including Group Vice President and Chief Financial Officer (2012 to 2023), Senior Vice President, Treasurer (2011 to 2012) and Vice President, Financial Planning and Analysis (2009 to 2011). Prior to joining DCP Midstream, Mr. O’Brien served in financial roles of increasing responsibility at Duke Energy, including Divisional Chief Financial Officer, Commercial Business (2006 to 2009), and Vice President and Controller, Duke Energy Generation Services (2005 to 2006). Mr. O’Brien is a certified public accountant with over 25 years of financial experience and energy industry experience.

Hans G. Bell

Since 2020, Mr. Bell has served as President of UGI Utilities, Inc. Mr. Bell joined UGI Utilities in 2013 as Vice President – Engineering and Operations Support, a role he held until 2017 when he was promoted to Chief Operating Officer. Prior to joining UGI Utilities, Mr. Bell held senior operating and engineering positions at AGL Resources (2012 to 2013) and Nicor Gas (1996 to 2011).

Julie Fazio

Ms. Fazio serves as President of UGI International (since March 10, 2025). She joined UGI International in September 2022 as Vice President of Supply. In December 2023, she was appointed Vice President of Region West with overall responsibility for the LPG businesses located in France and Benelux, alongside her prior role leading the European supply function. Prior to joining UGI International, Ms. Fazio held several senior leadership positions at ExxonMobil where she worked for over 25 years.

Joseph L. Hartz

Mr. Hartz is President of UGI Energy Services, LLC (since 2017). He previously served as Chief Operating Officer (2014 to 2017) and as Vice President – Supply and Operations (2010 to 2014) of UGI Energy Services, LLC. He joined UGI Utilities, Inc. in 1985 as an accountant and has held various positions of increasing responsibility at UGI Utilities and UGI Energy Services, including Vice President – Assets and Supply and Chief Financial Officer.

Michael Sharp

Mr. Sharp has served as President of AmeriGas Propane since December 30, 2024. He joined AmeriGas from Talen Energy, LLC where he served as Vice President of Asset Management from 2023 until joining AmeriGas in December 2024. At Talen Energy, he was responsible for integrating the operational and commercial aspects of the fleet to maximize long-term value. Prior to Talen Energy, Mr. Sharp held several senior leadership positions, including Chief Operations Officer at Virgin Islands Water & Power Authority, Senior Vice President of Commercial Asset Management at Dynegy, and General Manager of Commercial Generation for Duke Energy.

Kathleen Shea Ballay

Ms. Shea Ballay is the General Counsel, Chief Legal Officer and Chief Compliance Officer of UGI Corporation (since June 2023). Prior to joining UGI Corporation, Ms. Shea-Ballay served as General Counsel, Secretary and Chief Compliance Officer at Lotus Midstream, LLC, an independent energy company focused on the development of midstream infrastructure and distribution (2018 to 2023). Ms. Shea-Ballay also served in various executive positions at Sunoco, including as Senior Vice President, General Counsel and Corporate Secretary at Sunoco Logistics Partners L.P. (2010 to 2017), and Deputy General Counsel, Assistant General Counsel & Chief Commercial Counsel & Chair, Corporate Transactions and Securities Group at Sunoco, Inc. (2005 to 2010). Prior to joining Sunoco, Ms. Ballay spent over twelve years as a Partner, Of Counsel and Associate at the law firm of Pepper Hamilton LLP (1993 to 2005).

Jean Felix Tematio Dontsop

Jean Felix (“JF”) Tematio Dontsop is the Vice President, Chief Accounting Officer and Controller of UGI Corporation (since July 2021). Mr. Tematio Dontsop most recently served as Vice President of Internal Audit for West Pharmaceuticals Services, Inc. in Exton, PA (July 2020 to June 2021). Previously, Mr. Tematio Dontsop held several roles of increasing responsibility over 15 years with PricewaterhouseCoopers (PwC), based in Philadelphia, Pa, and Paris, France, including Audit Director (2019 to 2020) and Audit Senior Manager (2011 to 2019). Mr. Tematio Dontsop also worked earlier in his career as an auditor for KPMG, based in Paris.

PART IV:

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as part of this report:

(1)Financial Statements:
Included under Item 8 are the following financial statements and supplementary data:
Management’s Annual Report on Consolidated Financial Statements and Schedules
Report of Independent Registered Public Accounting Firm (PCAOB ID:185) (on Consolidated Financial Statements and Schedules) - KPMG LLP
Report of Independent Registered Public Accounting Firm (PCAOB ID:42) (on Consolidated Financial Statements and Schedules) - Ernst & Young LLP
Consolidated Balance Sheets as of September 30, 2025 and 2024
Consolidated Statements of Income for the years ended September 30, 2025, 2024 and 2023
Consolidated Statements of Comprehensive Income for the years ended September 30, 2025, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended September 30, 2025, 2024 and 2023
Consolidated Statements of Changes in Equity for the years ended September 30, 2025, 2024 and 2023
Notes to Consolidated Financial Statements

(2)Financial Statement Schedules:
I — Condensed Financial Information of Registrant (Parent Company)
II — Valuation and Qualifying Accounts for the years ended September 30, 2025, 2024 and 2023
We have omitted all other financial statement schedules because the required information is (1) not present; (2) not present in amounts sufficient to require submission of the schedule; or (3) included elsewhere in the financial statements or related notes.

(3)List of Exhibits:

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
3.1	(Second) Amended and Restated Articles of Incorporation of the Company as amended through June 6, 2005.	UGI	Form 10-Q (6/30/05)	3.1
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of UGI Corporation.	UGI	Form 8-K (7/29/14)	3.1
3.3	Amended and Restated Bylaws of UGI Corporation, effective as of May 3, 2023.	UGI	Form 8-K (5/3/23)	3.1
4.1	Instruments defining the rights of security holders, including indentures. (The Company agrees to furnish to the Commission upon request a copy of any instrument defining the rights of holders of long-term debt not required to be filed pursuant to Item 601(b)(4) of Regulation S-K).
4.2	The description of the Company’s Common Stock contained in the Company’s registration statement filed under the Securities Exchange Act of 1934, as amended.	UGI	Form 8-B/A (4/17/96)	3.(4)
4.3	UGI Corporation’s (Second) Amended and Restated Articles of Incorporation, as amended, and Bylaws referred to in 3.1, 3.2, and 3.3 above.
4.4	Indenture, dated as of August 1, 1993, by and between UGI Utilities, Inc., as Issuer, and U.S. Bank National Association, as successor trustee, incorporated by reference to the Registration Statement on Form S-3 filed on April 8, 1994.	Utilities	Registration Statement No. 33-77514 (4/8/94)	4(c)
4.5	Supplemental Indenture, dated as of September 15, 2006, by and between UGI Utilities, Inc., as Issuer, and U.S. Bank National Association, successor trustee to Wachovia Bank, National Association.	Utilities	Form 8-K (9/12/06)	4.2
4.6	Form of Note Purchase Agreement dated October 30, 2013 between the Company and the purchasers listed as signatories thereto.	Utilities	Form 8-K (10/30/13)	4.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
4.7	Note Purchase Agreement dated April 22, 2016 between the Company and the purchasers listed as signatories thereto.	Utilities	Form 8-K (4/28/16)	4.1
4.8	Indenture, dated as of June 27, 2016, among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (6/27/16)	4.1
4.9	Third Supplemental Indenture, dated as of February 13, 2017, among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee (including form of global note).	AmeriGas Partners, L.P.	Form 8-K (2/13/17)	4.1
4.10	Indenture, dated as of October 25, 2018, by and among International, the guarantors named therein, U.S. Bank National Association, as trustee, Elavon Financial Services DAC, as registrar and transfer agent, and Elavon Financial Services DAC, UK Branch, as paying agent (including the form of Note).	UGI	Form 8-K (10/25/18)	4.1
4.11	Indenture, dated as of December 7, 2021, by and among UGI International, LLC, the guarantors named therein, U.S. Bank National Association, as trustee, Elavon Financial Services DAC, as registrar and transfer agent, and Elavon Financial Services DAC, UK Branch, as paying agent (including the form of Note).	UGI	Form 8-K (12/7/21)	4.1
4.12	Indenture, dated as of May 31, 2023, by and among AmeriGas Partners, L.P. and AmeriGas Finance Corp. (the Issuers) and U.S. Bank Trust Company, National Association, as trustee (including the form of 2028 Notes).	UGI	Form 8-K (5/31/23)	4.1
4.13	Indenture, dated as of June 11, 2024, between UGI Corporation and U.S. Bank Trust Company, National Association, as trustee.	UGI	Form 8-K (6/11/24)	4.1
4.14	Form of certificate representing the 5.00% Convertible Senior Notes due 2028 (included as Exhibit A to Exhibit 4.13 (above)).	UGI	Form 8-K (6/11/24)	4.2

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
4.15	Form of Note Purchase Agreement dated December 21, 2018 between the Company and the purchasers listed as signatories thereto.	UGI	Form 10-Q (12/31/18)	4.1
4.16	Note Purchase Agreement, dated as of March 19, 2020, by and among the Company and the purchasers listed as signatories thereto.	UGI	Form 8-K (3/19/20)	4.1
4.17	Note Purchase Agreement, dated May 7, 2021, by and among UGI Utilities, Inc. and the purchasers listed as signatories thereto.	UGI	Form 8-K (5/4/21)	4.1
4.18	Note Purchase Agreement, dated June 30, 2022, by and among UGI Utilities, Inc. and the purchasers listed as signatories thereto.	UGI	Form 8-K (6/30/22)	4.1
4.19	Note Purchase Agreement dated November 30, 2023 by and among UGI Utilities, Inc. and the purchasers listed as signatories thereto.	UGI	Form 8-K (11/30/23)	4.1
4.20	Note Purchase Agreement dated November 14, 2024 by and among UGI Utilities, Inc. and the purchasers listed as signatories thereto.	UGI	Form 8-K (11/14/24)	4.1
4.21	Note Purchase Agreement, dated June 30, 2022, by and among Mountaineer Gas Company and the purchasers listed as signatories thereto.	UGI	Form 8-K (6/30/22)	4.2
4.22	Note Purchase Agreement, dated April 24, 2025, by and among Mountaineer Gas Company and the purchasers listed as signatories thereto.	UGI	Form 8-K (4/24/25)	4.1
4.23	Indenture, dated as of May 30, 2025, between the AmeriGas Partners, L.P. and AmeriGas Finance Corp. and U.S. Bank Trust Company, National Association, as trustee (including the form of 2030 Notes).	UGI	Form 8-K (5/30/25)	4.1
4.24	Note Purchase Agreement, dated July 18, 2025, by and among UGI Utilities, Inc. and the purchasers listed as signatories thereto.	UGI	Form 8-K (7/18/25)	4.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
4.25	Acknowledgement, dated as of October 23, 2023, to the Note Purchase Agreement, dated as of June 30, 2022, by and among Mountaineer Gas Company, Teachers Insurance and Annuity Association of America and The Lincoln National Life Insurance Company.	UGI	Form 10-K (9/30/23)	4.20
4.26	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	UGI	Form 10-K (9/30/24)	4.25
10.1**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of September 5, 2014.	UGI	Form 10-K (9/30/16)	10.25
10.2**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of September 5, 2014 - Terms and Conditions as effective January 1, 2016.	UGI	Form 10-K (9/30/16)	10.26
10.3**	UGI Corporation 2009 Deferral Plan, as Amended and Restated effective June 15, 2017.	UGI	Form 10-Q (6/30/17)	10.6
10.4**	UGI Corporation 2009 Supplemental Executive Retirement Plan for New Employees, as Amended and Restated as of June 15, 2017.	UGI	Form 10-Q (6/30/17)	10.1
10.5**	UGI Corporation 2013 Omnibus Incentive Compensation Plan, effective as of September 5, 2014.	UGI	Form 10-K (9/30/16)	10.30
10.6**	UGI Corporation 2013 Omnibus Incentive Compensation Plan, Terms and Conditions for Non-Employee Directors, effective January 1, 2019.	UGI	Form 10-Q (3/31/19)	10.6
10.7**	UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan, as Amended and Restated effective April 1, 2015.	UGI	Form 10-K (9/30/17)	10.26
10.8**	UGI Corporation Executive Annual Bonus Plan as amended November 15, 2018.	UGI	Form 10-Q (3/31/19)	10.7
10.9**	AmeriGas Propane, Inc. Executive Annual Bonus Plan as amended November 15, 2018.	UGI	Form 10-Q (3/31/19)	10.10
10.10**	UGI Corporation 2021 Incentive Award Plan.	UGI	Form S-8 (2/4/21)	4.4

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.11**	UGI Corporation 2021 Incentive Award Plan, Terms and Conditions for Non-Employee Directors, effective February 1, 2021.	UGI	Form 10-K (9/30/22)	10.10
10.12**	UGI Corporation Executive Severance Plan, as effective October 1, 2021.	UGI	Form 8-K (9/29/21)	10.1
10.13**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for all US Employees.	UGI	Form 10-Q (3/31/21)	10.1
10.14**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Performance Unit Grant Letter for all US Employees.	UGI	Form 10-Q (3/31/21)	10.2
10.15**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for Non-Employee Directors.	UGI	Form 10-Q (3/31/21)	10.4
10.16**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Stock Unit Grant Letter for Non-Employee Directors.	UGI	Form 10-Q (3/31/21)	10.5
10.17**	Form of UGI Corporation 2021 Incentive Award Plan Nonqualified Stock Option Grant Letter for Non-Employee Directors.	UGI	Form 10-K (9/30/22)	10.17
10.18**	Form of UGI Corporation 2021 Incentive Award Plan Restricted Stock Unit Grant Letter for Non-Employee Directors.	UGI	Form 10-K (9/30/22)	10.18
10.19**	Form of UGI Corporation 2021 Incentive Award Plan Nonqualified Stock Option Grant Letter for all US Employees.	UGI	Form 10-Q (6/30/21)	10.1
10.20**	Form of UGI Corporation 2021 Incentive Award Plan Performance Unit Grant Letter for all US Employees.	UGI	Form 10-Q (6/30/21)	10.2
10.21**	Form of UGI Corporation 2021 Incentive Award Plan Stock Unit Grant Letter for all US Employees.	UGI	Form 10-Q (6/30/21)	10.3
10.22**	Form of UGI Corporation 2021 Incentive Award Plan Performance Unit Grant Letter for NEOs (EPS).	UGI	Form 10-Q (3/31/23)	10.3

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.23**	Form of UGI Corporation 2021 Incentive Award Plan Performance Unit Grant Letter for Employees (EPS).	UGI	Form 10-K (9/30/24)	10.23
10.24**	Form of UGI Corporation 2021 Incentive Award Plan Performance Unit Grant Letter for US Employees (TSR).	UGI	Form 10-Q (3/31/23)	10.4
10.25**	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement between UGI Corporation and Mr. Robert F. Beard.	UGI	Form 10-Q (12/31/22)	10.1
10.26**	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement between UGI Corporation and Mr. Sean P. O’Brien.	UGI	Form 10-Q (3/31/23)	10.2
10.27**	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement between UGI Corporation and Mr. Robert C Flexon.	UGI	Form 10-K (9/30/24)	10.28
10.28**	Form of Change in Control Agreement between UGI Corporation and Messrs. Flexon, and O’Brien and Ms. Shea Ballay.	UGI	Form 10-K (9/30/24)	10.29
10.29**	Form of UGI Corporation 2021 Incentive Award Plan Performance Unit Grant Letter for US Employees (Fiscal 2025).	UGI	Form 10-Q (12/31/24)	10.1
10.30**	Form of UGI Corporation 2021 Incentive Award Plan Restricted Stock Unit Grant Letter for US Employees (Fiscal 2025).	UGI	Form 10-Q (12/31/24)	10.2
10.31**	UGI Corporation 2021 Incentive Award Plan Performance Unit Grant Letter for Mr. Mario Longhi.	UGI	Form 10-Q (12/31/24)	10.3
10.32**	UGI Corporation 2021 Incentive Award Plan Restricted Stock Unit Grant Letter for Mr. Mario Longhi.	UGI	Form 10-Q (12/31/24)	10.4
10.33	Form of Receivables Purchase Agreement, dated as of November 30, 2001, as amended through and including Amendment No. 18 thereto dated October 27, 2017, by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 10-K (9/30/17)	10.38

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.34	Amendment No. 19, dated as of October 26, 2018, to Receivables Purchase Agreement, dated as of November 30, 2001 (as amended, supplemented or modified from time to time), by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 8-K (10/26/18)	10.1
10.35	Amendment No. 20, dated as of October 25, 2019, to Receivables Purchase Agreement, dated as of November 30, 2001 (as amended, supplemented or modified from time to time), by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 8-K (10/25/19)	10.1
10.36	Amendment No. 21, dated as of October 23, 2020, to Receivables Purchase Agreement, dated as of November 30, 2001, by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 8-K (10/23/20)	10.1
10.37	Amendment No. 22, dated as of October 22, 2021, to Receivables Purchase Agreement, dated as of November 30, 2001, by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 8-K (10/22/21)	10.1
10.38	Amendment No. 23, dated as of October 21, 2022, to Receivables Purchase Agreement, dated as of November 30, 2001, by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 8-K (10/20/22)	10.2

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.39	Amendment No. 24, dated as of October 20, 2023, to Receivables Purchase Agreement, dated as of November 30, 2001, by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 8-K (10/20/23)	10.1
10.40	Amendment No. 25, dated as of October 18, 2024, to Receivables Purchase Agreement, dated as of November 30, 2001, by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 8-K (10/24/24)	10.1
10.41	Amendment No. 26, dated as of October 17, 2025, to Receivables Purchase Agreement, dated as of November 30, 2001, by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 8-K (10/17/25)	10.1
10.42	Form of Purchase and Sale Agreement, dated as of November 30, 2001, as amended through and including Amendment No. 4 thereto dated October 1, 2013, by and between UGI Energy Services, LLC and Energy Services Funding Corporation.	UGI	Form 10-K (9/30/17)	10.39
10.43	FSS Service Agreement No. 79028 effective as of December 1, 2019 by and between Columbia Gas Transmission, LLC and UGI Utilities, Inc.	UGI	Form 10-K (9/30/19)	10.40
10.44	SST Service Agreement No. 79133 effective as of December 1, 2019 by and between Columbia Gas Transmission, LLC and UGI Utilities, Inc.	UGI	Form 10-K (9/30/19)	10.41
10.45	Gas Supply and Delivery Service Agreement between UGI Utilities, Inc. and UGI Energy Services, LLC, effective November 1, 2015.	Utilities	Form 10-K (9/30/16)	10.19

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.46	First Amendment, dated November 1, 2020, to Gas Supply and Delivery Service Agreement between UGI Utilities, Inc. and UGI Energy Services, LLC.	UGI	Form 10-K (9/30/20)	10.41
*10.47	Second Amendment, dated November 1, 2025, to Gas Supply and Delivery Service Agreement between UGI Utilities, Inc. and UGI Energy Services, LLC.
10.48	Gas Supply and Delivery Service Agreement between UGI Utilities, Inc. and UGI Energy Services, LLC, effective November 1, 2020.	UGI	Form 10-K (9/30/20)	10.42
10.49	Gas Supply and Delivery Service Agreement between UGI Utilities, Inc. and UGI Energy Services, LLC, effective November 1, 2021.	UGI	Form 10-K (9/30/21)	10.47
10.50	Gas Supply and Delivery Service Agreement between UGI Utilities, Inc. and UGI Energy Services, LLC, effective December 1, 2024.	UGI	Form 10-K (9/30/24)	10.47
10.51	Credit Agreement, dated October 31, 2017, by and among UGI Utilities, Inc., PNC Bank National Association, as administrative agent, The Bank of New York Mellon, as syndication agent, and certain other lenders named therein.	Utilities	Form 8-K (10/31/17)	10.1
10.52	First Amendment to Credit Agreement, dated July 12, 2022, by and among UGI Utilities, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent.	UGI	Form 8-K (7/21/22)	10.1
10.53	Credit Agreement, dated as of August 13, 2019, by and among UGI Energy Services, LLC, as borrower, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lenders party thereto.	UGI	Form 8-K (8/13/19)	10.1
10.54	First Amendment to Credit Agreement, dated February 23, 2023, by and among UGI Energy Services, LLC, the guarantors party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent.	UGI	Form 8-K (2/23/23)	10.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.55	Second Amendment to Credit Agreement, dated June 28, 2024, by and among UGI Energy Services, LLC, the guarantors party thereto, the lenders party thereto and HSBC Bank USA, N.A., as administrative agent.	UGI	Form 8-K (6/28/24)	10.1
10.56	Third Amendment to Credit Agreement, dated November 20, 2024, by and among UGI Energy Services, LLC, the other loan parties thereto, and HSBC Bank USA, N.A., as administrative agent.	UGI	Form 10-K (9/30/24)	10.53
10.57	Fourth Amended and Restated Credit Agreement, dated as of May 14, 2024, by and among UGI Energy Services, LLC, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	UGI	Form 8-K (5/14/24)	10.1
10.58	Amended and Restated Multicurrency Facilities Agreement, dated June 19, 2024, by and among UGI International, UGI International Holdings B.V., Natixis, as agent, and the lenders party thereto.	UGI	Form 8-K (6/19/24)	10.1
10.59	Credit Agreement, dated November 9, 2023, by and among UGI Utilities, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent.	UGI	Form 8-K (11/9/23)	10.1
10.60	Revolving Credit and Security Agreement, dated August 2, 2024, by and among AmeriGas Propane, L.P., the other borrowers from time to time party thereto, the guarantors from time to time party thereto, the lenders from time to time party thereto and PNC Bank, National Association, as agent.	UGI	Form 8-K (8/2/24)	10.1
10.61	First Amendment to Revolving Credit and Security Agreement, dated October 31, 2024, by and among AmeriGas Propane, L.P., the lenders party thereto and PNC Bank, National Association, as agent.	UGI	Form 8-K (10/31/24)	10.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.62	Second Amendment to Revolving Credit and Security Agreement, dated February 14, 2025, by and among AmeriGas Propane, L.P., the lenders party thereto and PNC Bank, National Association, as agent.	UGI	Form 8-K (2/14/25)	10.1
10.63	Third Amendment to Revolving Credit and Security Agreement, dated November 10, 2025, by and among AmeriGas Propane, L.P., the lenders party thereto and PNC Bank, National Association, as agent.	UGI	Form 8-K (11/10/25)	10.1
10.64	Credit Agreement, dated as of October 11, 2024, by and among UGI Corporation, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	UGI	Form 8-K (10/11/24)	10.1
10.65	First Amendment to Credit Agreement, dated as of August 6, 2025, by and among UGI Corporation, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	UGI	Form 8-K (8/6/25)	10.1
10.66	Credit Agreement, dated as of May 16, 2025, by and among Mountaineer Gas Company, as borrower, the lenders party thereto and The Huntington National Bank, as Administrative Agent, Letter of Credit Issuer, Swing Line Lender and Lead Arranger.	UGI	Form 8-K (5/16/25)	10.1
14	Code of Business Conduct and Ethics.	UGI	Form 10-K (9/30/24)	14
19.1	Insider Trading Policy.	UGI	Form 10-K (9/20/24)	19.1
*21	Subsidiaries of the Registrant.
*23.1	Consent of KPMG LLP
*23.2	Consent of Ernst & Young LLP
*31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2025 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
*31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2025 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2025, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ITEM 16. FORM 10-K SUMMARY
None.

EXHIBIT INDEX

Exhibit No.	Description

10.47	Second Amendment, dated November 1, 2025, to Gas Supply and Delivery Service Agreement between UGI Utilities, Inc. and UGI Energy Services, LLC.

21	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP

23.2	Consent of Ernst & Young LLP

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2025 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2025 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2025, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UGI CORPORATION
Date:	November 21, 2025	By:	/s/ Sean P. O’Brien
Sean P. O’Brien Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on November 21, 2025, by the following persons on behalf of the Registrant in the capacities indicated.

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
YEAR ENDED SEPTEMBER 30, 2025

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

/s/ Jean Felix Tematio Dontsop
Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of UGI Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of UGI Corporation and subsidiaries (the Company) as of September 30, 2025, the related consolidated statements of income, comprehensive income, change in equity, and cash flows for the year ended September 30, 2025, and the related notes and financial statement schedules I and II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025, and the results of its operations and its cash flows for the year ended September 30, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 21, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Sufficiency of audit evidence over revenue from contracts with customers
Description of the Matter
As discussed in Note 4 to the consolidated financial statements, the Company had $7,287 million of revenue from contracts with customers. Revenue from contracts with customers is derived from various revenue streams and the Company’s processes and related information technology (IT) systems used to record revenue differ for each of these revenue streams.
We identified the evaluation of the sufficiency of audit evidence over revenue from contracts with customers as a critical audit matter which required a high degree of auditor judgment due to the number of revenue streams and IT systems involved in the revenue recognition process. This included determining the revenue streams over which procedures were to be performed and evaluating the nature and extent of evidence obtained over the individual revenue streams as well as revenue in the aggregate. It also included the involvement of IT professionals with specialized skills and knowledge to assist in the performance of certain procedures.

How We Addressed the Matter in Our Audit
The following are the primary procedures we performed to address this critical audit matter. We, with the assistance of IT professionals, applied auditor judgment to determine the revenue streams over which procedures were performed as well as the nature and extent of such procedures. For certain revenue streams over which procedures were performed, we evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s revenue recognition processes. For certain revenue streams, we involved IT professionals, who assisted in testing certain IT applications used by the Company in its revenue recognition processes. In addition, we assessed recorded revenue for a selection of transactions by comparing the amounts recognized to underlying documentation, including contracts with customers, and for certain revenue streams, we performed a software-assisted data analysis to assess certain relationships among revenue transactions. In addition, we evaluated the sufficiency of audit evidence obtained over revenues from contracts with customers by assessing the results of procedures performed, including the appropriateness of such evidence.

/s/ KPMG, LLP
We have served as the Company’s auditor since 2024.
Philadelphia, Pennsylvania
November 21, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of UGI Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of UGI Corporation and subsidiaries (the Company) as of September 30, 2024, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the two years in the period ended September 30, 2024, and the related notes and the financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2024, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2024, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP
We served as the Company’s auditor from 2014 to 2024.
Philadelphia, Pennsylvania
November 26, 2024

except for Note 22, as to which the date is

November 21, 2025

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Millions of dollars)

	September 30,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$335	$213
Restricted cash	20	15
Accounts receivable (less allowances for doubtful accounts of $42 and $68, respectively)	714	709
Accrued utility revenues	35	36
Income taxes receivable	41	56
Inventories	385	411
Derivative instruments	23	29
Prepaid expenses	102	113
Other current assets	111	69
Total current assets	1,766	1,651
Property, plant and equipment
Non-utility	7,316	7,153
Utility	7,034	6,520
	14,350	13,673
Accumulated depreciation	(5,270)	(4,910)
Net property, plant, and equipment	9,080	8,763
Goodwill	2,852	2,871
Intangible assets, net	328	391
Other assets	1,436	1,422
Total assets	$15,462	$15,098
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$117	$235
Short-term borrowings	486	465
Accounts payable	511	544
Employee compensation and benefits accrued	203	196
Deposits and advances	188	199
Derivative instruments	57	28
Other current liabilities	419	393
Total current liabilities	1,981	2,060
Noncurrent liabilities
Long-term debt	6,531	6,443
Deferred income taxes	973	1,008
Derivative instruments	23	31
Other noncurrent liabilities	1,168	1,202
Total liabilities	10,676	10,744
Commitments and contingencies (Note 16)
Equity:
UGI Corporation stockholders’ equity:
Preferred Stock, without par value (authorized – 5,000,000 shares; issued – 0 and 0 Series A shares, respectively)	—	—
Common Stock, without par value (authorized – 450,000,000 shares; issued – 217,033,282 and 216,124,332 shares, respectively)	1,709	1,676
Retained earnings	3,334	2,978
Accumulated other comprehensive loss	(173)	(253)
Treasury stock, at cost	(93)	(56)
Total UGI Corporation stockholders’ equity	4,777	4,345
Noncontrolling interests	9	9
Total equity	4,786	4,354
Total liabilities and equity	$15,462	$15,098
See accompanying Notes to Consolidated Financial Statements.

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share amounts)

	Year Ended September 30,
	2025	2024	2023
Revenues	$7,287	$7,210	$8,928
Costs and expenses:
Cost of sales (excluding depreciation and amortization shown below)	3,654	3,529	6,937
Operating and administrative expenses	2,011	2,132	2,158
Depreciation and amortization	561	551	532
Impairment of goodwill	—	195	656
(Gain) loss on disposals of businesses	36	95	221
Other operating expense (income), net	(82)	(62)	(132)
	6,180	6,440	10,372
Operating income (loss)	1,107	770	(1,444)
Income (loss) from equity investees	5	(19)	2
Loss on extinguishments of debt	(10)	(9)	(9)
Other non-operating income (expense), net	5	(8)	(7)
Interest expense	(411)	(394)	(379)
Income (loss) before income taxes	696	340	(1,837)
Income tax benefit (expense)	(18)	(71)	335
Net income (loss) attributable to UGI Corporation	$678	$269	$(1,502)
Earnings (loss) per common share attributable to UGI Corporation stockholders:
Basic	$3.15	$1.27	$(7.16)
Diluted	$3.09	$1.25	$(7.16)
Weighted-average common shares outstanding (thousands):
Basic	214,945	211,309	209,806
Diluted	219,160	215,271	209,806

See accompanying Notes to Consolidated Financial Statements.

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)

	Year Ended September 30,
	2025	2024	2023
Net income (loss) attributable to UGI Corporation	$678	$269	$(1,502)
Net gains (losses) on derivative instruments (net of tax of $(4), $5, and $(9), respectively)	10	(14)	16
Reclassifications of net losses (gains) on derivative instruments (net of tax of $1, $14, and $13, respectively)	(2)	(35)	(27)
Foreign currency translation adjustments (net of tax of $14, $14, and $21, respectively)	10	12	68
Foreign currency gains (losses) on long-term intra-company transactions	49	47	64
Benefit plans, principally actuarial gains (losses) (net of tax of $(5), $2, and $(2), respectively)	13	(7)	5
Reclassifications of benefit plans actuarial losses (gains) and net prior service cost (benefit) (net of tax of $0, $0, and $1, respectively)	—	—	(2)
Other comprehensive income	80	3	124
Comprehensive income (loss) attributable to UGI Corporation	$758	$272	$(1,378)

See accompanying Notes to Consolidated Financial Statements.

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)

	Year Ended September 30,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) attributable to UGI Corporation	$678	$269	$(1,502)
Adjustments to reconcile net income (loss) attributable to UGI Corporation to net cash provided by operating activities:
Depreciation and amortization	561	551	532
Deferred income tax expense (benefit), net	(46)	52	(420)
Provision for uncollectible accounts	37	61	69
Changes in unrealized gains and losses on derivative instruments	19	10	1,682
(Gain) loss on disposals of businesses	36	95	221
Impairment of assets	—	7	19
Impairment of goodwill	—	195	656
Equity-based compensation expense	18	8	17
Loss on extinguishments of debt	10	9	9
Loss (income) from equity investees	(5)	19	(2)
Settlement of Energy Services interest rate swap, net of amortization	—	(19)	19
Gain on sales of fixed assets	(25)	(22)	(61)
Other, net	(36)	(20)	19
Net change in:
Accounts receivable and accrued utility revenues	(35)	126	212
Income taxes receivable	15	(21)	91
Inventories	30	32	247
Utility deferred fuel costs, net of changes in unsettled derivatives	(47)	(7)	64
Accounts payable	(29)	(99)	(291)
Derivative instruments collateral deposits received (paid)	5	(9)	(420)
Other current assets	16	6	(36)
Other current liabilities	25	(61)	(18)
Net cash provided by operating activities	1,227	1,182	1,107
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(837)	(796)	(974)
Acquisitions of businesses and assets, net of cash and restricted cash acquired	—	—	(9)
Investments in equity method investees	(38)	(92)	(146)
Settlements of net investment hedges	(4)	3	22
Net proceeds from the disposition of businesses and assets	170	93	30
Other, net	10	—	—
Net cash provided (used) by investing activities	(699)	(792)	(1,077)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on Common Stock	(322)	(318)	(308)
Issuances of debt, net of discount and issuance costs	1,684	1,321	1,930
Repayments of long-term debt and finance leases, including redemption premiums	(1,774)	(1,303)	(2,031)
Short-term borrowings (repayments), net	21	(194)	267
Issuances of Common Stock	18	—	12
Repurchases of Common Stock	(33)	—	(22)
Payments on Purchase Contracts	—	(12)	(16)
Net cash provided (used) by financing activities	(406)	(506)	(168)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5	4	9
Cash, cash equivalents and restricted cash increase (decrease)	$127	$(112)	$(129)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash at end of year	$355	$228	$340
Cash, cash equivalents and restricted cash at beginning of year	228	340	469
Cash, cash equivalents and restricted cash increase (decrease)	$127	$(112)	$(129)
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) for:
Interest	$375	$403	$332
Income taxes	$55	$80	$(17)
See accompanying Notes to Consolidated Financial Statements.

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Millions of dollars, except per share amounts)

	Year Ended September 30,
	2025	2024	2023
Preferred stock, without par value
Balance, beginning of year	$—	$167	$162
Cumulative effect of change in accounting - ASU 2020-06	—	—	5
Settlement of Equity Units	—	(167)	—
Balance, end of year	$—	$—	$167
Common stock, without par value
Balance, beginning of year	$1,676	$1,503	$1,483
Common Stock issued in connection with employee and director plans, net of tax withheld	18	—	8
Equity-based compensation expense	15	7	18
Cumulative effect of change in accounting - ASU 2020-06	—	—	(6)
Settlement of Equity Units	—	166	—
Balance, end of year	$1,709	$1,676	$1,503
Retained earnings
Balance, beginning of year	$2,978	$3,027	$4,841
Net income (loss) attributable to UGI Corporation	678	269	(1,502)
Cash dividends on common stock ($1.50, $1.50, and $1.47 per share, respectively)	(322)	(318)	(308)
Losses on treasury stock transactions in connection with employee and director plans	—	—	(5)
Cumulative effect of change in accounting - ASU 2020-06	—	—	1
Balance, end of year	$3,334	$2,978	$3,027
Accumulated other comprehensive income (loss)
Balance, beginning of year	$(253)	$(256)	$(380)
Other comprehensive income (loss)	80	3	124
Balance, end of year	$(173)	$(253)	$(256)
Treasury stock
Balance, beginning of year	$(56)	$(55)	$(40)
Common Stock issued in connection with employee and director plans, net of tax withheld	—	—	7
Repurchases of common stock	(33)	—	(22)
Reacquired common stock – employee and director plans	(4)	(1)	—
Balance, end of year	$(93)	$(56)	$(55)
Total UGI Corporation stockholders’ equity	$4,777	$4,345	$4,386
Noncontrolling interests
Balance, beginning of year	$9	$8	$8
Other	—	1	—
Balance, end of year	$9	$9	$8
Total equity	$4,786	$4,354	$4,394
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
Note 20 — Other Operating Income (Expense), Net and Other Non-Operating Income (Expense), Net
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
Principles of Consolidation
The consolidated financial statements include the accounts of UGI and its controlled subsidiary companies which are majority owned or VIEs. An entity is a VIE when its total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, or its equity investors, as a group, lack the characteristics of having a controlling financial interest. We consolidate VIEs when we are determined to be the primary beneficiary.
We report outside ownership interests in other consolidated but less than 100%-owned subsidiaries, as noncontrolling interests. We eliminate intercompany accounts and transactions when we consolidate. Noncontrolling interests were not material for all periods presented.
We account for privately held equity securities of entities without readily determinable fair values in which we do not have control, but have significant influence over operating and financial policies, under the equity method. See Note 21 for additional information.
Effects of Regulation
Certain of our subsidiaries account for the financial effects of regulation in accordance with ASC 980. In accordance with this guidance, incurred costs that would otherwise be charged to expense are capitalized and recorded as regulatory assets when it is probable that the incurred costs will be recovered through rates in the future. Similarly, we recognize regulatory liabilities when it is probable that regulators will require customer refunds through future rates or when revenue is collected from customers for expenditures that have not yet been incurred. Regulatory assets and liabilities are classified as current if, upon initial recognition, the entire amount related to that item will be recovered or refunded within a year of the balance sheet date. Generally, regulatory assets and regulatory liabilities are amortized into expense and income over the periods authorized by the respective regulatory body. See Note 9 for additional information regarding the effects of rate regulation on our utility operations.
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
See Note 18 for a more detailed description of the derivative instruments we use, our accounting for derivatives, our objectives for using them and other information.
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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Revenue Recognition
The Company recognizes revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Certain revenues such as revenue from leases, financial instruments and other revenues are not within the scope of ASC 606 because they are not from contracts with customers. Such revenues are accounted for in accordance with other GAAP. Revenue-related taxes collected on behalf of customers and remitted to taxing authorities, principally sales and use taxes, are not included in revenues. Gross receipts taxes at Midstream & Marketing, WV Gas Utility and Electric Utility are presented on a gross basis. The Company has elected to use the practical expedient to expense the costs to obtain contracts when incurred for contracts that have a term less than one year. The costs incurred to obtain contracts that have durations of longer than one year are not material. See Note 4 for additional information regarding the Company’s revenue from contracts with customers.
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

See Note 7 for additional information.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Earnings Per Common Share
Basic earnings per share attributable to UGI Corporation stockholders reflect the weighted-average number of common shares outstanding. Diluted earnings per share attributable to UGI Corporation include the effects of dilutive stock options, common stock awards, UGI Corporation Senior Notes, and, prior to their June 2024 settlement, Equity Units. Shares used in computing basic and diluted earnings per share are as follows:

Denominator (thousands of shares)	2025	2024	2023
Weighted-average common shares outstanding for basic computation	214,945	211,309	209,806
Incremental shares issuable for stock options, common stock awards and Equity Units (a) (b)	801	3,962	—
UGI Corporation Senior Notes (c)	3,414	—	—
Weighted-average common shares outstanding for diluted computation	219,160	215,271	209,806

(a)For Fiscal 2025 and Fiscal 2024, 6,149 and 8,619 shares, respectively, associated with outstanding stock option awards were excluded from the computation of diluted earnings per share because their effect was antidilutive. For Fiscal 2023, 6,132 of such shares have been excluded as such incremental shares would be antidilutive due to the net loss for the period.
(b)The Equity Units were settled in June 2024. See Note 13 for additional information.
(c)See Note 6 for additional information on the UGI Corporation Senior Notes.

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

	2025	2024	2023
Cash and cash equivalents	$335	$213	$241
Restricted cash	20	15	99
Cash, cash equivalents and restricted cash	$355	$228	$340
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
Property, Plant and Equipment and Related Depreciation
We record property, plant and equipment at the lower of original cost or fair value, if impaired. Capitalized costs include labor, materials and other direct and indirect costs, and for certain operations subject to cost-of-service rate regulation, AFUDC. We also include in property, plant and equipment costs associated with computer software we develop or obtain for use in our businesses. The amounts assigned to property, plant and equipment of acquired businesses are based upon estimated fair value at date of acquisition. When we retire or otherwise dispose of non-utility plant and equipment, we eliminate the associated cost and accumulated depreciation and recognize any resulting gain or loss in "Other operating expense (income), net" on the Consolidated Statements of Income. For property subject to cost of service rate regulation, upon retirement we charge the original cost to accumulated depreciation for financial accounting purposes. Costs incurred to retire UGI Utilities plant and

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
equipment, net of salvage, are recorded in regulatory assets and amortized over five years, consistent with prior ratemaking treatment.
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

With respect to AmeriGas Propane Fiscal 2024 annual goodwill impairment test, the Company performed a quantitative assessment and determined that goodwill was impaired. In addition, during the third quarter of Fiscal 2023, the Company identified interim impairment indicators at its AmeriGas Propane reporting unit and, as such, performed an interim impairment test of its goodwill as of May 31, 2023. Based on such impairment tests, the Company recognized a non-cash pre-tax goodwill impairment charge of $195 and $656 in Fiscal 2024 and Fiscal 2023, respectively.

See Note 12 for additional information on the impairment charges at the AmeriGas Propane reporting unit.

With respect to AmeriGas Propane Fiscal 2025 annual goodwill impairment test, the Company performed a quantitative assessment. Based on our evaluation, we determined that AmeriGas Propane’s fair value exceeded its carrying value by more than 25%. While the Company believes that its judgments used in the quantitative assessment of AmeriGas Propane’s fair value are reasonable based upon currently available facts and circumstances, if AmeriGas Propane were not able to achieve its anticipated results and/or if its discount rate were to increase, its fair value would be adversely affected, which may result in an impairment. There is $1.1 billion of goodwill in the AmeriGas Propane reporting unit as of September 30, 2025.

Accumulated goodwill impairment was $851 at September 30, 2025 and 2024. Except for the previously mentioned impairment charges at the AmeriGas Propane reporting unit, there were no other impairments of goodwill recognized in all periods presented. The Company will continue to monitor its reporting units and related goodwill for any possible future non-cash impairment charges.

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

The impairments of AmeriGas Propane’s goodwill in Fiscal 2024 and Fiscal 2023 were determined to be a triggering event requiring an impairment analysis of AmeriGas Propane’s long-lived and definite lived intangible assets. Accordingly, the Company performed a recoverability test of AmeriGas Propane’s long-lived assets, including right-of-use (“ROU”) assets and definite lived intangible assets, as of July 31, 2024, the measurement date of our annual goodwill impairment test, and May 31, 2023, using estimated undiscounted cash flow projections expected to be generated over the remaining useful life of the primary asset of the asset group at the lowest level with identifiable cash flows that are independent of other assets. Based on the recoverability tests performed, we determined that (1) AmeriGas Propane’s long-lived assets, including ROU assets and definite lived intangible assets, were recoverable and, as such, no impairment charges were recorded; and (2) no adjustments to the remaining useful lives were necessary as of July 31, 2024 and May 31, 2023. There were no such triggering events in Fiscal 2025.
See Note 17 for information on the impairment loss associated with the disposal of UGID during Fiscal 2024. No other material provisions for impairments of long-lived assets were recorded in all periods presented.
Refundable Tank and Cylinder Deposits
Included in “Other noncurrent liabilities” on our Consolidated Balance Sheets are customer paid deposits on tanks and cylinders primarily owned by subsidiaries of UGI France of $246 and $243 at September 30, 2025 and 2024, respectively. Deposits are refundable to customers when the tanks or cylinders are returned in accordance with contract terms.

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
Employee Retirement Plans
We use a market-related value of plan assets and an expected long-term rate of return to determine the expected return on assets of our U.S. pension and other postretirement plans. The market-related value of plan assets, other than equity investments, is based upon fair values. The market-related value of equity investments is calculated by rolling forward the prior-year’s market-related value with contributions, disbursements and the expected return on plan assets. One third of the difference between the expected and the actual value is then added to or subtracted from the expected value to determine the new market-related value See Note 8 for additional information.

Note 3 — Accounting Changes
New Accounting Standard Adopted in Fiscal 2025

Segment Reporting. In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280)” which requires enhanced disclosure of (1) significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, (2) the amount and description of the composition of other segment items which reconcile to segment profit or loss, and (3) the title and position of the entity’s CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and allocating resources. The amendments also expand the interim segment disclosure requirements. In the fourth quarter of Fiscal 2025, the Company adopted the new guidance on a retrospective basis. The adoption of the new guidance did not have a material impact on our consolidated financial statements. See Note 22 for enhanced disclosures.
Accounting Standards Not Yet Adopted

Targeted Improvements to the Accounting for Internal-Use Software. In September 2025, the FASB issued ASU 2025-06, “Targeted Improvements to the Accounting for Internal-Use Software (Subtopic 350-40)” which, among other things, removes the prescriptive project stage requirements and allows entities to capitalize internal-use software costs when management authorizes and commits funding to the project and it is probable the software will be completed and used as intended. This new guidance is effective for the Company for annual and interim periods beginning October 1, 2028 (Fiscal 2029). Early adoption is permitted. The amendments in this ASU may be adopted using the prospective, modified, or retrospective methods. The Company is in the process of assessing the impact on its financial statements and determining the transition method and the period in which the new guidance will be adopted.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

Measurement of Credit Losses for Accounts Receivable and Contract Assets. In July 2025, the FASB issued ASU 2025-05, “Measurement of Credit Losses for Accounts Receivable and Contract Assets (Topic 326)” which provides a practical expedient that allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. This new guidance is effective for the Company for annual and interim periods beginning October 1, 2026 (Fiscal 2027). Early adoption is permitted. The amendments in this ASU should be adopted using the prospective method. The Company is in the process of assessing the impact on its financial statements and the period in which the new guidance will be adopted.

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

Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures (Topic 740)” which requires entities to disclose, among other items, disaggregated information about a reporting entity’s effective tax rate reconciliation and income taxes paid. This new guidance is effective for the Company for annual periods beginning October 1, 2025 (Fiscal 2026). Early adoption is permitted. The amendments in this ASU may be adopted using the prospective or retrospective methods. This Company will adopt the new guidance effective for the year ending September 30, 2026 and provide the additional disclosures as required by the new guidance.

Note 4 — Revenue from Contracts with Customers

The Company recognizes revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The Company generally has the right to consideration from a customer in an amount that corresponds directly with the value to the customer for performance completed to date. As such, we have elected to recognize revenue in the amount to which we have a right to invoice except in the case of certain of Utilities’ large delivery service customers and Midstream & Marketing’s peaking and gathering contracts for which we recognize revenue on a straight-line basis over the term of the contract, consistent with when the performance obligations are satisfied by the Company.

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

Revenue Disaggregation
The following tables present our disaggregated revenues by reportable segment:

2025	Total	Eliminations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$970	$—	$970	$—	$—	$—	$—
Commercial & Industrial	385	—	385	—	—	—	—
Large delivery service	196	—	196	—	—	—	—
Off-system sales and capacity releases	74	(79)	153	—	—	—	—
Other	31	(1)	32	—	—	—	—
Total Utility	1,656	(80)	1,736	—	—	—	—
Non-Utility:
LPG:
Retail	3,738	—	—	—	1,785	1,953	—
Wholesale	231	—	—	—	156	75	—
Energy Marketing	998	(159)	—	1,099	58	—	—
Midstream:
Pipeline	225	—	—	225	—	—	—
Peaking	27	(111)	—	138	—	—	—
Other	21	—	—	21	—	—	—
Other	251	—	—	—	78	173	—
Total Non-Utility	5,491	(270)	—	1,483	2,077	2,201	—
Total revenues from contracts with customers	7,147	(350)	1,736	1,483	2,077	2,201	—
Other revenues (c)	140	—	25	—	42	75	(2)
Total revenues	$7,287	$(350)	$1,761	$1,483	$2,119	$2,276	$(2)

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

2024	Total	Eliminations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$873	$—	$873	$—	$—	$—	$—
Commercial & Industrial	344	—	344	—	—	—	—
Large delivery service	183	—	183	—	—	—	—
Off-system sales and capacity releases	67	(48)	115	—	—	—	—
Other	36	(1)	37	—	—	—	—
Total Utility	1,503	(49)	1,552	—	—	—	—
Non-Utility:
LPG:
Retail	3,733	—	—	—	1,816	1,917	—
Wholesale	270	—	—	—	180	90	—
Energy Marketing (b)	980	(96)	—	948	170	—	(42)
Midstream:
Pipeline	246	—	—	246	—	—	—
Peaking	10	(121)	—	131	—	—	—
Other	16	—	—	16	—	—	—
Electricity Generation	27	—	—	27	—	—	—
Other	260	—	—	—	74	186	—
Total Non-Utility	5,542	(217)	—	1,368	2,240	2,193	(42)
Total revenues from contracts with customers	7,045	(266)	1,552	1,368	2,240	2,193	(42)
Other revenues (c)	165	—	46	1	39	78	1
Total revenues	$7,210	$(266)	$1,598	$1,369	$2,279	$2,271	$(41)

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

2023	Total	Eliminations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$1,020	$—	$1,020	$—	$—	$—	$—
Commercial & Industrial	413	—	413	—	—	—	—
Large delivery service	177	—	177	—	—	—	—
Off-system sales and capacity releases	89	(73)	162	—	—	—	—
Other	43	(1)	44	—	—	—	—
Total Utility	1,742	(74)	1,816	—	—	—	—
Non-Utility:
LPG:
Retail	3,952	—	—	—	1,768	2,184	—
Wholesale	325	—	—	—	207	118	—
Energy Marketing	2,139	(143)	—	1,410	872	—	—
Midstream:
Pipeline	251	—	—	251	—	—	—
Peaking	31	(106)	—	137	—	—	—
Other	14	—	—	14	—	—	—
Electricity Generation	33	—	—	33	—	—	—
Other	274	—	—	—	80	194	—
Total Non-Utility	7,019	(249)	—	1,845	2,927	2,496	—
Total revenues from contracts with customers	8,761	(323)	1,816	1,845	2,927	2,496	—
Other revenues (c)	167	(3)	38	2	38	85	7
Total revenues	$8,928	$(326)	$1,854	$1,847	$2,965	$2,581	$7
(a)Includes intersegment revenues principally among Midstream & Marketing and Utilities.
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

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers or cash receipts. Contract assets represent our right to consideration after the performance obligations have been satisfied when such right is conditioned on something other than the passage of time. Contract assets were not material at September 30, 2025 and 2024. Substantially all of our receivables are unconditional rights to consideration and are included in “Accounts receivable” and, in the case of Utilities, “Accrued utility revenues” on the Consolidated Balance Sheets. Amounts billed are generally due within the following month.

Contract liabilities arise when payment from a customer is received before the performance obligations have been satisfied and represent the Company’s obligations to transfer goods or services to a customer for which we have received consideration. The balances of contract liabilities were $132 and $140 at September 30, 2025 and 2024, respectively, and are primarily included in “Deposits and advances” on the Consolidated Balance Sheets. Revenues recognized during Fiscal 2025, Fiscal 2024 and Fiscal 2023 from the amounts included in contract liabilities at September 30, 2024, September 30, 2023 and September 30, 2022 was $101, $120 and $127, respectively.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Remaining Performance Obligations
The Company excludes disclosures related to the aggregate amount of the transaction price allocated to certain performance obligations that are unsatisfied as of the end of the reporting period because these contracts have an initial expected term of one year or less, or we have a right to bill the customer in an amount that corresponds directly with the value of services provided to the customer to date. Certain contracts with customers at Midstream & Marketing and Utilities contain minimum future performance obligations through 2047 and 2053, respectively. At September 30, 2025, the Company expects to record approximately $1.3 billion of revenues related to the minimum future performance obligations over the remaining terms of the related contracts.
Note 5 — Dispositions

Global LPG Business Transactions

As part of the Company’s ongoing global LPG business portfolio optimization efforts, the Company is strategically divesting operations in non-core markets to focus resources where it can achieve superior operational results and deliver enhanced customer value.

UGI International. In October 2025, UGI International, through a wholly-owned subsidiary, entered into a definitive agreement to divest its LPG distribution business in Austria. The Company expects to recognize a gain upon closing, which is expected in the first quarter of Fiscal 2026, subject to customary closing conditions and working capital adjustments.

In June 2025, UGI International, through a wholly-owned subsidiary, completed the sale of UniverGas, its LPG distribution business in Italy. In conjunction with the sale, during Fiscal 2025, the Company recorded a pre-tax loss of $50, which is reflected in "(Gain) loss on disposals of businesses" on the Consolidated Statements of Income and included in the UGI International reportable segment.

In June 2025, UGI International, through a wholly-owned subsidiary, entered into a definitive agreement to divest its cylinder business in the United Kingdom. Accordingly, the assets and liabilities associated with this business, primarily comprised of long-lived assets, qualify as held for sale and have been reflected in “Other current assets” and “Other current liabilities,” respectively, on the Consolidated Balance Sheet at September 30, 2025. During Fiscal 2025, the Company recognized a non-cash, pre-tax impairment charge of $3 to record such assets at estimated fair value less costs to sell, which is reflected in "(Gain) loss on disposals of businesses" on the Consolidated Statement of Income and included in the UGI International reportable segment. The sale was completed in October 2025.

AmeriGas Propane. In September 2025, AmeriGas OLP completed the sale of its propane business located in Hawaii. The transaction included the sale of approximately 750,000 gallons of propane storage facilities and multiple delivery fleet assets. In conjunction with the sale, during Fiscal 2025, the Company recorded a pre-tax gain of $17, which is reflected in "(Gain) loss on disposals of businesses" on the Consolidated Statements of Income and included in the AmeriGas Propane reportable segment. The transaction is subject to customary post-closing working capital adjustments.

The Company has received or expects to receive total net cash proceeds of approximately $220 from the aforementioned divestitures.

UGID

In June 2024, Energy Services entered into a Stock Purchase Agreement to sell all of its ownership interest in UGID. UGID owns and operates the Hunlock Creek Energy Center located in Wilkes-Barre, PA, a 169-megawatt natural gas-fueled electricity generating station. The sale of UGID was completed in September 2024, for net cash proceeds of $43. In conjunction with the sale, during Fiscal 2024, the Company recorded a pre-tax loss of $66, which amount is included in “(Gain) loss on disposals of businesses” on the Consolidated Statement of Income and included in the Midstream & Marketing reportable segment.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
UGI International Energy Marketing Transactions

As of the end of the first quarter of Fiscal 2024, pursuant to its previously announced decision, the Company had exited substantially all of its European energy marketing business which primarily marketed natural gas and electricity to customers through third-party distribution systems in France, the Netherlands, Belgium and the United Kingdom.

France. In October 2023, UGI International, through a wholly-owned subsidiary, sold substantially all of its energy marketing business located in France. In conjunction with the sale, during Fiscal 2024, the Company recorded a pre-tax loss of $29, which amount is reflected in “(Gain) loss on disposals of businesses” on the Consolidated Statements of Income.

Netherlands. In September 2023, a substantial number of DVEP’s customers agreed to modify their energy marketing contracts whereby the Company would continue to provide the delivery of electricity and natural gas at fixed prices through December 31, 2023, with the Company’s obligations to provide future services terminated effective January 1, 2024. As consideration for the early termination of such contracts, the Company has agreed to make cash payments to the customers equal to the fair values of specific commodity derivative instruments associated with periods after December 31, 2023. The early termination agreements with DVEP customers are considered contract modifications and the cash consideration paid to these customers has been reflected as a reduction in revenues, on a pro-rata basis, over the remaining performance period of such agreements through December 31, 2023. During Fiscal 2024, the Company reduced its revenues from these customers by $42, which represents the pro-rated performance obligation from October 1, 2023 through December 31, 2023.

Additionally, in December 2023, DVEP completed a sale of a substantial portion of its power purchase agreements for a total consideration to the buyer of $5 and recorded a loss of $5, which is reflected in “Other operating expense (income), net” on the Consolidated Statements of Income.

During Fiscal 2023, the Company recorded a $19 pre-tax impairment charge to reduce the carrying values of certain assets associated with its energy marketing business in the Netherlands, comprising property, plant and equipment and intangible assets. The impairment charge is reflected in “Operating and administrative expenses” on the Consolidated Statements of Income and included in the UGI International reportable segment.

Belgium. In September 2023, UGI International, through a wholly-owned subsidiary, sold its energy marketing business located in Belgium. In conjunction with the sale, during Fiscal 2023, the Company recorded a pre-tax loss of $6, which amount is reflected in “(Gain) loss on disposals of businesses” on the Consolidated Statements of Income.

United Kingdom. In October 2022, UGI International, through a wholly-owned subsidiary, sold its energy marketing business located in the U.K. In conjunction with the sale, during Fiscal 2023, the Company recorded a pre-tax loss of $215 which amount is reflected in “(Gain) loss on disposals of businesses” on the Consolidated Statements of Income.

Note 6 — Debt
Significant Financing Activities During Fiscal 2025

Utilities

UGI Utilities Senior Notes. In July 2025, UGI Utilities entered into a note purchase agreement with a consortium of lenders. Pursuant to the note purchase agreement, in November 14, 2025, UGI Utilities issued $150 aggregate principal amount of 5.10% Senior Notes due November 15, 2030, and $125 aggregate principal amount of 5.68% Senior Notes due November 15, 2035. These senior notes are unsecured and rank equally with UGI Utilities’ existing outstanding senior debt. The note purchase agreement contains customary covenants and default provisions and requires compliance with certain financial covenants including a leverage ratio and priority debt ratio as defined in the agreement. UGI Utilities used the net proceeds from the issuance of these senior notes to (1) repay the $100 outstanding principal balance of the 1.59% Senior Notes, due June 2026 and $75 outstanding principal balance of the 1.64% Senior Notes, due September 2026; (2) reduce short-term borrowings; and (3) for general corporate purposes. As of September 30, 2025, the $175 aggregate principal amount of these senior notes has been

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
classified as long-term debt on the Consolidated Balance Sheets based on the Company’s intent and ability to refinance these short-term obligations on a long-term basis.

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

Mountaineer 2025 Credit Agreement. In May 2025, Mountaineer entered into the Mountaineer 2025 Credit Agreement providing for borrowings up to $150, including a $20 sublimit for letters of credit. Mountaineer may request an increase in the amount of loan commitments to a maximum aggregate amount of $250, subject to certain terms and conditions. In connection with entering into the Mountaineer 2025 Credit Agreement, Mountaineer paid off in full and terminated the Mountaineer 2023 Credit Agreement, dated as of November 2019. Borrowings under the Mountaineer 2025 Credit Agreement can be used to refinance Mountaineer’s existing indebtedness, finance the working capital needs of Mountaineer and for general corporate purposes. The Mountaineer 2025 Credit Agreement is scheduled to expire in May 2030, and Mountaineer has the option, with the consent of the lenders, to extend the maturity date to May 2031, and then to May 2032.

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

Mountaineer Senior Notes. In April 2025, Mountaineer entered into a note purchase agreement with a consortium of lenders. Pursuant to the note purchase agreement, in May 2025, Mountaineer issued $50 aggregate principal amount of 6.11% Senior Notes due June 1, 2035 and $20 aggregate principal amount of 6.21% Senior Notes due June 1, 2037. These senior notes are unsecured and rank equally with Mountaineer’s existing outstanding senior debt. Mountaineer used the net proceeds from the issuance of these senior notes to reduce short-term borrowings and for general corporate purposes. The note purchase agreement contains customary covenants and default provisions and requires compliance with certain financial covenants including a leverage ratio and interest coverage ratio as defined in the agreement.

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

In February 2025, UGI International borrowed $221 under its revolving credit facility. The proceeds from these borrowings were subsequently used to fund an intercompany loan of $221 to AmeriGas Partners. In March 2025, AmeriGas Partners and AmeriGas Finance Corp, using the cash on hand from borrowings under the intercompany loan, redeemed all of the $218 outstanding aggregate principal balance of the 5.50% Senior Notes due May 2025, plus accrued and unpaid interest. As of September 30, 2025, borrowings outstanding on the intercompany loan, due January 2027, were $200 and subsequent to September 30, 2025, the Partnership repaid $35 of such borrowings.

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

Borrowings under the UGI Corporation 2025 Credit Agreement bear interest, subject to our election, at a rate per annum equal to (i) the alternative base rate plus the applicable rate as defined in the agreement or (ii) the adjusted Term SOFR rate plus the applicable rate as defined in the agreement. The Company has entered into an interest rate swap agreement that will generally fix the underlying market-based interest rate on the variable-rate loan through September 2027. Borrowings under the credit agreement can be used for general corporate purposes and ongoing working capital needs of the Company. Because management currently intends to maintain a substantial portion of the amounts outstanding under the $475 revolving credit facility beyond twelve months, and has the ability to do so under the terms of the UGI Corporation 2025 Credit Agreement, borrowings under this revolving credit facility have been classified as “Long-term debt” on the Consolidated Balance Sheet.

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

As of September 30, 2025, none of the events permitting the noteholders to convert their notes early existed. Accordingly, the UGI Corporation Senior Notes are classified as “Long-term debt” on the Consolidated Balance Sheet at September 30, 2025.

In Fiscal 2025, the Company recognized $40 of interest expense, related to the UGI Corporation Senior Notes at the effective interest rate of 5.69%. The estimated fair values of the UGI Corporation Senior Notes were $894 and $744 at September 30, 2025 and 2024, respectively. We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar type debt (Level 2).

Credit Facilities and Short-term Borrowings

Information about the Company’s principal credit agreements (excluding the Energy Services Receivables Facility, which is discussed below) as of September 30, 2025 and 2024, is presented in the following table. Borrowings under these credit agreements bear interest at rates indexed to short-term market rates. Borrowings outstanding under these agreements (other than the UGI Corporation 2025 Credit Agreement) are classified as “Short-term borrowings” on the Consolidated Balance Sheets.

	Expiration Date	Total Capacity	Borrowings Outstanding	Letters of Credit and Guarantees Outstanding	Available Borrowing Capacity	Weighted Average Interest Rate - End of Year
September 30, 2025 (g)
AmeriGas OLP (a)	August 2029	$128	$—	$2	$126	N.A.
UGI International, LLC (b)	March 2028	€500	€170	€—	€330	6.00%
Energy Services (c)	May 2028	$300	$—	$—	$300	N.A.
UGI Utilities (d)	November 2028	$375	$200	$—	$175	5.13%
Mountaineer (e)	May 2030	$150	$69	$—	$81	5.53%
UGI Corporation (f)	October 2028	$475	$263	$—	$212	6.63%
September 30, 2024
AmeriGas OLP (a)	August 2029	$200	$51	$—	$149	7.29%
UGI International, LLC (b)	March 2028	€500	€115	€—	€385	4.88%
Energy Services (c)	May 2028	$300	$—	$—	$300	N.A.
UGI Utilities (d)	November 2028	$375	$190	$—	$185	5.92%
Mountaineer (e)	December 2025	$150	$96	$—	$54	6.56%
UGI Corporation (f)	August 2025	$300	$115	$—	$185	7.45%
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
(e)The Mountaineer Credit Agreements include a $20 sublimit for letters of credit. In May 2025, Mountaineer entered into the Mountaineer 2025 Credit Agreement and concurrently terminated the Mountaineer 2023 Credit Agreement, a predecessor agreement.
(f)Borrowings outstanding have been classified as “Long-term debt” on the Consolidated Balance Sheets.
(g)Supplemental cash flow information: the Company regularly uses its credit facilities (other than the UGI Corporation 2025 Credit Agreement) to support its working capital needs with borrowings of $1,600 and repayments of $1,596 during Fiscal 2025.
N.A. - Not applicable

Energy Services Receivables Facility. Energy Services has a Receivables Facility with an issuer of receivables-backed commercial paper. In October 2025, the expiration date of the Receivables Facility was extended to October 2026. The Receivables Facility provides Energy Services with the ability to borrow up to $150 of eligible receivables during the period October 17, 2025 to April 30, 2026, and up to $75 of eligible receivables during the period May 1, 2026 to October 16, 2026, with the option to request consent for an increase of $50. Energy Services uses the Receivables Facility to fund working capital, margin calls under commodity futures contracts, capital expenditures, dividends and for general corporate purposes.

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

Information regarding the amounts of trade receivables transferred to ESFC and the amounts sold to the bank are as follows:

	2025	2024	2023
Trade receivables transferred to ESFC during the year	$1,406	$1,324	$1,946
ESFC trade receivables sold to the bank during the year	$125	$336	$535
ESFC trade receivables - end of year (a) (b)	$69	$51	$62
(a)At September 30, 2025, there were $17 of ESFC trade receivables sold to the bank and is reflected as “Short-term borrowings” on the Consolidated Balance Sheets. At September 30, 2024, there were no ESFC trade receivables sold to the bank.
(b)Supplemental cash flow information: Energy Services regularly uses the Receivables Facility to support its working capital needs with borrowings of $125 and repayments of $108 during Fiscal 2025.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Long-term Debt
Long-term debt comprises the following at September 30:

	2025	2024
Utilities:
UGI Utilities Senior Notes:
4.12% due September 2046	$200	$200
4.98% due March 2044	175	175
3.12% due April 2050	150	150
4.55% due February 2049	150	150
4.12% due October 2046	100	100
6.21% due September 2036	100	100
2.95% due June 2026	100	100
1.59% due June 2026	100	100
1.64% due September 2026	75	75
4.75% due July 2032	90	90
4.99% due September 2052	85	85
6.02% due November 2030	25	25
6.10% due November 2033	150	150
6.40% due November 2053	75	75
5.24% due November 2029	50	—
5.52% due November 2034	125	—
UGI Utilities Medium-Term Notes:
6.13% due October 2034	20	20
6.50% due August 2033	20	20
Mountaineer senior notes (a)	264	196
UGI Utilities variable-rate term loan due through July 2027 (b)	76	83
Other	1	2
Unamortized debt issuance costs	(7)	(7)
Total Utilities	2,124	1,889
Midstream & Marketing:
Energy Services variable-rate term loan due through February 2030 (c)	778	786
Other	40	41
Unamortized discount and debt issuance costs	(11)	(13)
Total Midstream & Marketing	807	814
UGI International:
2.50% Senior Notes due December 2029	469	446
UGI International, LLC variable-rate term loan due March 2028 (d)	352	335
Other	13	12
Unamortized debt issuance costs	(5)	(6)
Total UGI International	829	787
AmeriGas Propane:
AmeriGas Partners Senior Notes:
5.50% due May 2025	—	218
5.875% due August 2026	—	664
5.75% due May 2027	512	512
9.375% due June 2028	493	493
9.50% due June 2030	550	—
Other (e)	200	—
Unamortized debt issuance costs	(14)	(10)
Total AmeriGas Propane	1,741	1,877

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

	2025	2024
UGI Corporation:
UGI Corporation Credit Facilities:
UGI Corporation revolving credit facility maturing August 2025 (f)	—	115
UGI Corporation revolving credit facility maturing October 2028 (f)	263	—
UGI Corporation variable-rate term loan due August 2025 (g)	—	300
UGI Corporation variable-rate term loan due August 2025 (h)	—	215
UGI Corporation variable-rate term loan due October 2027 (i)	400	—
UGI Corporation senior notes due June 2028	700	700
Unamortized debt issuance costs	(16)	(19)
Total UGI Corporation	1,347	1,311
Less: eliminations (e)	(200)	—
Total long-term debt	6,648	6,678
Less: current maturities	(117)	(235)
Total long-term debt due after one year	$6,531	$6,443
(a)At September 30, 2025, long-term debt comprises $250 principal amount of Mountaineer senior secured notes plus unamortized premium of $14. At September 30, 2024, long-term debt comprises $180 principal amount of Mountaineer senior secured notes plus unamortized premium of $16. The face interest rates on the Mountaineer senior notes range from 3.50% to 6.21%, with maturities ranging from 2027 to 2052.
(b)At September 30, 2025 and 2024, the effective interest rate on this term loan was 3.92%. We have entered into a pay-fixed, receive-variable interest rate swap to effectively fix the underlying variable rate at approximately 2.82% on a portion of these borrowings through June 2026. Term loan borrowings are due in equal quarterly installments of $2, with the balance of the principal being due in full at maturity.
(c)At September 30, 2025 and 2024, the effective interest rates on the term loan were 7.39% and 7.09%, respectively. We have entered into pay-fixed, receive-variable interest rate swaps to effectively fix a substantial portion of the underlying variable rate on these borrowings at 4.53% through September 2026 and 3.55% through September 2028. Term loan borrowings are due in equal quarterly installments of $2, with the balance of the principal being due in full at maturity. Under certain circumstances, Energy Services is required to make additional principal payments if the consolidated total leverage ratio, as defined, is greater than defined thresholds. This term loan is collateralized by substantially all of the assets of Energy Services, subject to certain exceptions and carveouts including, but not limited to, accounts receivable and certain real property.
(d)At September 30, 2025 and 2024, the effective interest rates on the term loan were 4.94% and 4.95%, respectively. We have entered into a pay-fixed, receive-variable interest rate swap that fixes the underlying variable rate at 3.10% through March 2026.
(e)At September 30, 2025, the effective interest rate on the intersegment loan from UGI International to AmeriGas Partners was 9.13%. The intersegment loan was eliminated in consolidation.
(f)In October 2024, UGI entered into a new UGI Corporation 2025 Credit Agreement. The effective interest rate on credit facility borrowings was 6.64% at September 30, 2025, compared to 7.45% at September 30, 2024 under the prior UGI Corporation Credit Facility Agreement.
(g)At September 30, 2024, the effective interest rate on the term loan was 6.09%. The term loan was repaid early in October 2024.
(h)At September 30, 2024, the effective interest rate on the term loan was 6.75%. The term loan was repaid early in October 2024.
(i)At September 30, 2025, the effective interest rate on the term loan was 6.09%. We have entered into pay-fixed, receive-variable interest rate swaps to effectively fix the underlying variable rate at approximately 3.61% on a portion of these borrowings through September 2027.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Scheduled principal repayments of long-term debt for each of the next five fiscal years ending September 30 are as follows:

	2026	2027	2028	2029	2030
Utilities (a)	$107	$70	$40	$—	$70
Midstream & Marketing	8	8	8	8	746
UGI International	2	2	354	2	471
AmeriGas Propane	35	677	493	—	550
UGI Corporation	—	—	1,100	263	—
Eliminations (b)	(35)	(165)	—	—	—
Total	$117	$592	$1,995	$273	$1,837

(a)Subsequent to September 30, 2025, UGI Utilities issued $150 of 5.10% Senior Notes due November 15, 2030, and $125 of 5.68% Senior Notes due November 15, 2035. A portion of the net proceeds from the issuance were used to repay $175 aggregate principal amount of existing senior notes which were set to mature in June and September 2026. As of September 30, 2025, the $175 aggregate principal amount of these senior notes has been classified as long-term debt on the Consolidated Balance Sheets based on the Company’s intent and ability to refinance these short-term obligations on a long-term basis.
(b)Represents the elimination of the intersegment loan between UGI International and AmeriGas Partners.

Restrictive Covenants

Our long-term debt and credit facility agreements generally contain customary covenants and default provisions which may include, among other things, restrictions on the incurrence of additional indebtedness and also restrict liens, guarantees, investments, loans and advances, payments, mergers, consolidations, asset transfers, transactions with affiliates, sales of assets, acquisitions and other transactions. These agreements contain standard provisions which require compliance with certain financial ratios. Certain of the subsidiaries nonrecourse debt agreements contain cross-default provisions, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. In addition, under the default provisions, a default of a subsidiary results in or is at risk of triggering a cross-default under the debt of the parent company. UGI and its subsidiaries were in compliance with all debt covenants as of September 30, 2025.

Restricted Net Assets

At September 30, 2025, the amount of net assets of UGI’s consolidated subsidiaries that were restricted from transfer to UGI under debt agreements and regulatory requirements under foreign laws totaled approximately $3,400.

Note 7 — Income Taxes
Income (loss) before income taxes comprises the following:

	2025	2024	2023
Domestic	$580	$305	$(346)
Foreign	116	35	(1,491)
Total income (loss) before income taxes	$696	$340	$(1,837)

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
The provisions for income taxes consist of the following:

	2025	2024	2023
Current expense (benefit):
Federal	$—	$(25)	$(1)
State	14	12	37
Foreign	50	32	49
Total current expense (benefit)	64	19	85
Deferred expense (benefit):
Federal	(41)	82	34
State	8	34	(21)
Foreign	(13)	(64)	(433)
Total deferred expense (benefit)	(46)	52	(420)
Total income tax expense (benefit)	$18	$71	$(335)

Federal income taxes for Fiscal 2025, Fiscal 2024 and Fiscal 2023 are net of foreign tax credits of $47, $17, and $25, respectively.
A reconciliation from the U.S. federal statutory tax rate to our effective tax rate is as follows:

	2025	2024	2023
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Difference in tax rate due to:
Goodwill impairment not deductible for tax	—	11.6	(7.3)
State income taxes, net of federal benefit	4.6	6.8	(1.7)
Investment tax credits	(12.7)	(6.8)	0.5
Valuation allowance adjustments	(8.8)	(6.3)	1.1
Regulated entity depreciation normalization	(2.0)	(4.5)	0.7
Notional interest deduction	(1.7)	(3.8)	0.7
Nontaxable sale of equity investment	1.5	—	—
Effects of tax rate changes – State, net of federal benefit	(0.7)	3.6	0.2
State NOL adjustment upon disposition	—	2.4	—
Uncertain tax positions	0.8	(2.4)	(0.7)
Impairment of equity investment	—	2.2	—
Federal refund interest accrual	(0.5)	(1.1)	—
Effects of foreign operations	(0.6)	0.1	3.1
Other, net	1.7	(1.9)	0.6
Effective tax rate	2.6%	20.9%	18.2%

In July 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted, introducing certain amendments to the U.S. tax law. Key provisions affecting the Company include: (1) changes to interest expense limitations; (2) expanded bonus deprecation; (3) accelerated expensing of research and development costs; and (4) certain revisions to international tax rules. The Company recorded an income tax benefit of $31 in the fourth quarter of Fiscal 2025 related to the release of a valuation allowance associated with previously disallowed interest expense. The enactment of the OBBBA did not otherwise have a material impact on the Company’s effective tax rate in Fiscal 2025.

In July 2022, tax legislation was enacted in Pennsylvania reducing the state’s corporate net income tax rate from 9.99% to 4.99% over a nine-year period, beginning with an initial reduction to 8.99% beginning in Fiscal 2024. The legislation resulted

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
in tax expense (benefit) of $5, $12 and $4 in Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively, based upon the Company’s analysis of future reversals of net deferred tax liabilities.

Federal refund claims of $41 and $56 are included in “Income taxes receivable” on the Consolidated Balance Sheet at September 30, 2025 and 2024, respectively. Refund claims of $36 at September 30, 2025 and 2024, were related to Fiscal 2021 federal net operating losses carried back to Fiscal 2016 under CARES legislation enacted in 2020. The CARES refund claim is under Joint Committee review.

Our effective tax rate is subject to the impact of changes to the taxation of foreign source income made by the TCJA and the high tax exception regulations issued in July 2020. Income tax expense for Fiscal 2025, Fiscal 2024 and Fiscal 2023 includes $15, $2, and $13, respectively, of GILTI taxes that are treated as current period costs and carry no related deferred taxes.
Pennsylvania and West Virginia utility ratemaking practices permit the flow through to ratepayers of state tax benefits resulting from accelerated tax depreciation. For Fiscal 2025, Fiscal 2024 and Fiscal 2023, the beneficial effects of state tax flow through of accelerated depreciation reduced income tax expense by $11, $12, and $11, respectively.
Deferred tax liabilities (assets) comprise the following at September 30:

	2025	2024
Excess book basis over tax basis of property, plant and equipment	$1,051	$994
Intangible assets and goodwill	105	86
Utility regulatory assets	80	74
Investment in AmeriGas Partners	71	31
Other	113	50
Gross deferred tax liabilities	1,420	1,235

Interest expense	(150)	(118)
Operating loss carryforwards	(73)	(72)
Utility regulatory liabilities	(66)	(72)
Foreign tax credit carryforwards	(12)	(49)
Employee-related benefits	(25)	(33)
Investment tax credits	(116)	(26)
Utility environmental liabilities	(19)	(16)
Pension plan liabilities	—	(8)
Derivative instrument liabilities	(19)	(3)
Other	(121)	(58)
Gross deferred tax assets	(601)	(455)
Deferred tax assets valuation allowance	71	130
Net deferred tax liabilities	$890	$910
At September 30, 2025, we carried foreign net operating loss carryforwards of $10 relating to Flaga, $19 at certain subsidiaries of UGI France, $5 relating to Belgium, and $65 in the Netherlands with no expiration dates. We have state net operating loss carryforwards primarily relating to certain subsidiaries that approximate $1,269 and expire through 2045. We also have federal operating loss carryforwards of $1 for certain operations of AmeriGas Propane. At September 30, 2025, deferred tax assets relating to operating loss carryforwards amounted to $73 related to various UGI subsidiaries.
Valuation allowances against deferred tax assets exist for foreign tax credit carryforwards, net operating loss carryforwards of foreign subsidiaries, capital loss carryforwards and a notional interest deduction. The valuation allowance for all deferred tax assets decreased $59 in Fiscal 2025, which included a decrease of $45 against FTCs and $31 against previously disallowed interest expense, offset by an increase of $18 against the notional interest deduction.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
We conduct business and file tax returns in the U.S., and various local, state and foreign jurisdictions. Our U.S. federal income tax returns are settled through the 2021 tax year, and our European tax returns are effectively settled for various years from 2017 to 2021. State and other income tax returns in the U.S. are generally subject to examination for a period of three to five years after the filing of the respective returns.
The Company’s unrecognized tax benefits including amounts related to accrued interest, which if subsequently recognized would be recorded as a benefit to income taxes, amounted to $24, $18, and $26 at September 30, 2025, 2024 and 2023, respectively. Generally, a net reduction in unrecognized tax benefits could occur because of the expiration of the statute of limitations in certain jurisdictions or as a result of settlements with tax authorities. The expected change in unrecognized tax benefits and related interest in the next twelve months as the result of the expiration of certain statutes is not material.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2025	2024	2023
Unrecognized tax benefits — beginning of year	$18	$26	$5
Additions for tax positions of the current year	7	4	3
Decreases for tax positions taken in prior years	(2)	(11)	—
Increases for tax positions taken in prior years	1	—	19
Settlements with tax authorities/statute lapses	—	(1)	(1)
Unrecognized tax benefits — end of year	$24	$18	$26
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
We also provide postretirement health care benefits to certain retirees and postretirement life insurance benefits to certain U.S. active and retired employees. The ABOs of our other postretirement benefit plans were $21 and $24 as of September 30, 2025 and 2024, respectively. The fair values of the plan assets of our other postretirement benefit plans was $25 and $22 as of September 30, 2025 and 2024, respectively.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
The following table provides a reconciliation of the PBOs of our pension plans (the U.S. Pension Plans and the UGI International pension plans), plan assets, and the related funded status of our pension plans as of September 30, 2025 and 2024. ABO is the present value of benefits earned to date with benefits based upon current compensation levels. PBO is ABO increased to reflect estimated future compensation.

	Pension Benefits
	2025	2024
Change in benefit obligations:
Benefit obligations — beginning of year	$707	$623
Service cost	9	8
Interest cost	34	36
Actuarial loss (gain)	(21)	76
Curtailments	(1)	—
Foreign currency	2	2
Benefits paid	(38)	(38)
Benefit obligations — end of year (a)	$692	$707
Change in plan assets:
Fair value of plan assets — beginning of year	$657	$556
Actual gain (loss) on plan assets	44	118
Foreign currency	1	1
Employer contributions	15	19
Benefits paid	(38)	(37)
Fair value of plan assets — end of year	$679	$657
Funded status of the plans — end of year (b)	$(13)	$(50)
Amounts recorded in UGI Corporation stockholders’ equity (pre-tax):
Prior service cost	$3	$3
Net actuarial loss (gain)	(26)	(9)
Total	$(23)	$(6)
Amounts recorded in regulatory assets and liabilities (pre-tax):
Net actuarial loss (gain)	$100	$106
Total	$100	$106
(a) The ABOs of the U.S. Pension Plans were $620 and $633 as of September 30, 2025 and 2024, respectively.
(b) Amounts are reflected in “Other noncurrent liabilities,” “Other current liabilities,” and “Other assets” on the Consolidated Balance Sheets. Amounts reflected in “Other current liabilities” and “Other assets” are not material.

In Fiscal 2025 and Fiscal 2024, the changes in the pension plans’ PBOs due to actuarial gains and losses are principally the result of changes in discount rates.

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

	Pension Plans
	2025	2024	2023
Weighted-average assumptions:
Discount rate – benefit obligations	5.54%	5.05%	6.09%
Discount rate – benefit cost	5.05%	6.09%	5.70%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of increase in salary levels	3.25%	3.25%	3.25%
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

	Pension Benefits
	2025	2024	2023
Service cost	$9	$8	$9
Interest cost	34	36	35
Expected return on assets	(48)	(44)	(45)
Curtailment gain	(1)	—	—
Amortization of:
Actuarial loss (gain)	5	1	(3)
Net benefit cost (income)	$(1)	$1	$(4)

It is our general policy to fund amounts for U.S. Pension Plans benefits equal to at least the minimum required contribution set forth in applicable employee benefit laws. From time to time, we may, at our discretion, contribute additional amounts. During Fiscal 2025, Fiscal 2024 and Fiscal 2023, we made cash contributions to the U.S. Pension Plans of $13, $18 and $18, respectively. The minimum required contributions to the U.S. Pension Plans for Fiscal 2026 are approximately $18.
UGI Utilities has established a VEBA trust to pay certain retiree health care and life insurance benefits by depositing into the VEBA the annual amount of postretirement benefits costs, if any. Assets associated with the VEBA are not material and we do not expect to be required to make any contributions to the VEBA during Fiscal 2026.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Expected payments for postretirement benefits over the next 10 years are not material. Expected payments for pension benefits are as follows:

Pension Benefits
Fiscal 2026	$45
Fiscal 2027	$43
Fiscal 2028	$45
Fiscal 2029	$50
Fiscal 2030	$51
Fiscal 2031 - 2035	$250
We also sponsor unfunded and non-qualified supplemental executive defined benefit retirement plans. At September 30, 2025 and 2024, the PBOs of these plans, including obligations for amounts held in grantor trusts, totaled $26 and $40, respectively. Costs associated with these plans and amounts recorded in UGI’s stockholder’s equity representing actuarial gains and losses were not material for all periods presented and are excluded from the tables above. During Fiscal 2025, the Company made $16 of payments for the supplemental executive defined benefit retirement plans. During Fiscal 2024, and Fiscal 2023, the payments the Company made with respect to the supplemental executive defined benefit retirement plans were not material. The total fair value of the grantor trust investment assets associated with the supplemental executive defined benefit retirement plans, which are included in “Other assets” on the Consolidated Balance Sheets, totaled $23 and $31 at September 30, 2025 and 2024, respectively.
U.S. Pension Plans’ Assets
The assets of the U.S. Pension Plans are held in trust. The investment policies and asset allocation strategies for the assets in these trusts are determined by the Retirement Plan Committee comprising certain members of UGI’s senior management. The overall investment objective is to minimize projected funded status volatility by more closely aligning the duration of the U.S. Pension Plans’ fixed income portfolio to the duration of its liabilities. The proportion of plan assets allocated to fixed income investments will increase as the funded status increases. Investments are made principally in common collective trust funds that consist of equity investments, bond investments and short-term cash investments, and, to a much less extent, Common Stock and alternative investments.
The targets and actual allocations for the U.S. Pension Plans’ trust assets at September 30 are as follows:

	Actual		Target Asset Allocation (a)
	2025	2024	2025	2024
Equity investments	45.6%	52.4%	46.0%	53.2%
Fixed income funds & cash equivalents	52.3%	44.9%	51.8%	43.4%
Alternative investments	2.1%	2.7%	2.2%	3.4%
Total	100.0%	100.0%	100.0%	100.0%
(a) There is a permitted range for the allocation of the trust assets for the U.S. Pension Plans which is 5% less than and greater than the target allocation.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Common collective trust funds in the U.S. Pension Plans primarily include investments in U.S., Non-U.S. and global (a mix of U.S. and Non-U.S.) equities, fixed income and short-term cash investments. The fair values of common collective trust funds and cash equivalents are valued at the NAV of units of the collective trusts. The NAVs, as provided by the trustee, are used as a practical expedient to estimate fair value based on the fair values of the underlying investments held by the funds less their liabilities. The fair values of the U.S. Pension Plans trust assets by asset class as of September 30, 2025 and 2024 are as follows:

	2025	2024
U.S. Pension Plans:
Domestic equity investments:
Common Stock	$27	$20
Total domestic equity investments (a)	27	20
Common collective trust funds:
U.S. equity index investments	171	188
Non-U.S. equity index investments	100	96
Global equity index investments	—	29
Bond index investments	336	274
Cash equivalents	6	11
Total common collective trust funds (b)	613	598
Alternative investments (b)	14	17
Total	$654	$635

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
Defined Contribution Plans
We sponsor 401(k) savings plans for eligible employees of UGI and certain of UGI’s domestic subsidiaries. Generally, participants in these plans may contribute a portion of their compensation on either a before-tax basis, or on both a before-tax and after-tax basis. These plans also provide for employer matching contributions at various rates. The cost of benefits under the savings plans totaled $24 in Fiscal 2025, $23 in Fiscal 2024 and $22 in Fiscal 2023. The Company also sponsors certain nonqualified supplemental defined contribution executive retirement plans. These plans generally provide supplemental benefits to certain executives that would otherwise be provided under retirement plans but are prohibited due to limitations imposed by the IRC. The Company makes payments to self-directed grantor trusts with respect to these supplemental defined contribution plans. Such payments during Fiscal 2025, Fiscal 2024 and Fiscal 2023 were not material. At September 30, 2025 and 2024, the total fair values of these grantor trust investment assets, which amounts are included in “Other assets” on the Consolidated Balance Sheets, were $8 and $8, respectively.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Note 9 — Utility Regulatory Assets and Liabilities and Regulatory Matters
The following regulatory assets and liabilities associated with our Utilities reportable segment are included in our Consolidated Balance Sheets at September 30:

	2025	2024
Regulatory assets (a):
Income taxes recoverable	$113	$105
Underfunded pension plans	100	106
Environmental costs	22	28
Deferred fuel and power costs	39	—
Removal costs, net	30	28
Other	36	52
Total regulatory assets	$340	$319
Regulatory liabilities (a):
Postretirement benefits	$14	$13
Deferred fuel and power refunds	4	17
State income tax benefits — distribution system repairs	49	44
Excess federal deferred income taxes	239	247
Other	8	8
Total regulatory liabilities	$314	$329
(a)    Regulatory assets are recorded in “Other current assets” and “Other assets” on the Consolidated Balance Sheets. Regulatory liabilities are recorded in “Other current liabilities” and “Other noncurrent liabilities” on the Consolidated Balance Sheets.

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
WV Gas Utility uses fixed-price contracts to reduce volatility in the cost of gas it purchases for retail core-market customers. To lower winter bills for residential customers, the WVPSC removed transportation and storage costs from the volumetric rate and created a fixed monthly pipeline demand charge applicable only to residential customers effective December 1, 2022.
PA Gas Utility uses derivative instruments to reduce volatility in the cost of gas it purchases for retail core-market customers. Realized and unrealized gains or losses on natural gas derivative instruments are included in deferred fuel and power costs or refunds. Net unrealized gains (losses) on such contracts at September 30, 2025 and 2024 were $(5) and $2, respectively.
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
Other Regulatory Matters
UGI Utilities. On January 27, 2025, PA Gas Utility filed a request with the PAPUC to increase its base operating revenues for residential, commercial and industrial customers by $110 annually. On September 11, 2025, the PAPUC issued a final order approving a settlement providing for a $70 annual base distribution rate increase, effective October 28, 2025, and maintenance of the Weather Normalization Adjustment through the end of its pilot period with modification.
On January 27, 2023, Electric Utility filed a request with the PAPUC to increase its annual base distribution revenues by $11. On September 21, 2023, the PAPUC issued a final order approving a settlement providing for a $9 annual base distribution rate increase for Electric Utility, effective October 1, 2023.
Mountaineer. On July 31, 2025, WV Gas Utility submitted its 2025 IREP filing to the WVPSC requesting recovery of $24, an increase of $5, for costs associated with capital investments after December 31, 2022, that total $274, including $77 in calendar year 2026. The filing included capital investments totaling $445 over the 2026 - 2030 period. An order from the WVPSC is expected in December, with new rates to be effective January 1, 2026.

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
On March 6, 2023, WV Gas Utility submitted a base rate case filing with the WVPSC seeking a net revenue increase of $20, which consisted of an increase in base rates of $38 and a decrease in the IREP rates of $18 annually. On October 6, 2023, the WVPSC issued a final order approving a settlement providing for a $14 net revenue increase, effective January 1, 2024. The WVPSC also approved a five-year weather normalization adjustment rider pilot program beginning October 1, 2024, which adjusts residential and small commercial distribution billings when weather deviates more than 2% from normal during the October-May heating season.

Note 10 — Inventories
Inventories comprise the following at September 30:

	2025	2024
Non-utility LPG and natural gas	$162	$195
Gas Utility natural gas	67	50
Energy certificates	64	69
Materials, supplies and other	92	97
Total inventories	$385	$411

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Note 11 — Property, Plant and Equipment
Property, plant and equipment comprise the following at September 30:

	2025	2024	Estimated Useful Life
Utility:
Distribution	$6,024	$5,595
Transmission	134	125
General and other	746	706
Work in process	130	94
Total utility	7,034	6,520

Non-utility:
Land	202	172
Buildings and improvements	445	429	10 - 40 years
Transportation equipment	242	233	3 - 10 years
Equipment, primarily cylinders and tanks	4,052	3,985	5 - 30 years
Electric generation	48	48	25 - 40 years
Pipeline and related assets	1,710	1,598	25 - 40 years
Other	467	430	1 - 12 years
Work in process	150	258
Total non-utility	7,316	7,153
Total property, plant and equipment	$14,350	$13,673

The average composite depreciation rates at our Gas Utility and Electric Utility were as follows:

	2025	2024	2023
Regulated natural gas utilities	2.5%	2.6%	2.4%
Electric utility	2.4%	2.5%	2.3%

Depreciation expense totaled $507, $496 and $476 for Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively.

Note 12 — Goodwill and Intangible Assets
Changes in the carrying amount of goodwill by reportable segment are as follows:

	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Total
Balance September 30, 2023	$432	$336	$911	$1,348	$3,027
Impairment of goodwill	—	—	—	(195)	(195)
Dispositions	—	—	(12)	—	(12)
Foreign currency translation	—	—	51	—	51
Balance September 30, 2024	432	336	950	1,153	2,871
Dispositions	—	—	(41)	(26)	(67)
Foreign currency translation	—	—	48	—	48
Balance September 30, 2025	$432	$336	$957	$1,127	$2,852

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

Intangible assets comprise the following at September 30:

	2025	2024
Customer relationships	$967	$985
Trademarks and tradenames	4	4
Noncompete agreements and other	27	27
Accumulated amortization	(712)	(665)
Intangible assets, net (definite-lived)	286	351
Trademarks and tradenames (indefinite-lived)	42	40
Total intangible assets, net	$328	$391

Amortization expense of intangible assets was $54, $55 and $56 for Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively. Estimated amortization expense of intangible assets during the next five fiscal years is as follows: Fiscal 2026 — $47; Fiscal 2027 — $25; Fiscal 2028 — $16; Fiscal 2029 — $14; Fiscal 2030 — $12.

Note 13 — Equity
On February 2, 2022, the Board of Directors authorized an extension of an existing share repurchase program for up to 8,000,000 shares of Common Stock for an additional four-year period, expiring February 2026. During Fiscal 2025 and Fiscal 2023, the Company purchased and placed in treasury stock 1,000,000 shares and 600,000 shares at a total cost of $33 and $22, respectively. In Fiscal 2024, there were no share repurchases made under the program.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
UGI Preferred Stock and Common Stock share activity for Fiscal 2025, Fiscal 2024 and Fiscal 2023 is as follows:

	Preferred Stock	Common Stock
	Issued/Outstanding	Issued	Treasury	Outstanding
Balance at September 30, 2022	220,000	210,560,494	(978,282)	209,582,212
Issued:
Employee and director plans	—	345,558	167,313	512,871
Repurchases of common stock	—	—	(600,000)	(600,000)
Balance at September 30, 2023	220,000	210,906,052	(1,410,969)	209,495,083
Issued:
Settlement of Equity Units	(220,000)	5,054,030	—	5,054,030
Employee and director plans	—	164,250	(27,751)	136,499
Balance at September 30, 2024	—	216,124,332	(1,438,720)	214,685,612
Issued:
Employee and director plans	—	908,950	(118,517)	790,433
Repurchases of common stock	—	—	(1,000,000)	(1,000,000)
Balance at September 30, 2025	—	217,033,282	(2,557,237)	214,476,045
UGI has 5,000,000 shares of UGI Series Preference Stock authorized for issuance. UGI had no shares of UGI Series Preference Stock outstanding at September 30, 2025 and 2024.

Equity Units

In May 2021, the Company issued 2.2 million Equity Units with a total notional value of $220. The Company received approximately $213 of proceeds from the issuance of the Equity Units, net of offering expenses and underwriting costs and commissions, and issued 220,000 shares of Convertible Preferred Stock which was recorded in “Preferred stock” on the accompanying Consolidated Balance Sheet.

Pursuant to the terms of the Equity Units, during Fiscal 2024, the Company announced the unsuccessful final remarketing of its Convertible Preferred Stock. As a result, each holder of an Equity Unit received 2.2973 shares of Common Stock, without par value, with cash paid in lieu of any fractional shares. The Company also (i) made the final contract adjustment payment to settle the 2024 Purchase Contract in full; (ii) canceled the Convertible Preferred Stock; and (iii) in a non-cash transaction, converted the Equity Units into 5,054,030 shares of Common Stock and issued the shares to the holders of the Equity Units under the 2024 Purchase Contract.

Note 14 — Equity-Based Compensation
The Company grants equity-based awards to employees and non-employee directors comprising UGI stock options and Common Stock-based equity instruments. We recognized total pre-tax equity-based compensation expense of $18 ($13 after-tax), $8 ($6 after-tax) and $17 ($13 after-tax) in Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively.
UGI Equity-Based Compensation Plans and Awards. On January 29, 2021, the Company’s shareholders approved the 2021 IAP. Under the 2021 IAP, awards representing up to 20,500,000 shares of Common Stock may be granted. UGI Unit Awards granted to employees and non-employee directors, including dividend equivalents, are settled in shares of Common Stock and cash. The 2021 IAP supersedes and replaces the 2013 OICP for awards granted on or after February 1, 2021. The terms and conditions of the 2013 OICP will continue to govern any outstanding awards granted thereunder. Similar to the 2013 OICP, under the 2021 IAP, we may grant options to acquire shares of Common Stock, SARs, UGI Units (comprising “Stock Units” and “UGI Performance Units”), other equity-based awards and cash to key employees and non-employee directors. The exercise price for options may not be less than the fair market value on the grant date. Awards granted under the 2021 IAP may vest immediately or ratably over a period of years, and stock options can be exercised no later than ten years from the grant date. Except in the event of retirement, death or disability, each grant, unless paid, will terminate when the participant ceases to

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
be employed. There are certain change of control and retirement eligibility conditions that, if met, generally result in accelerated vesting or elimination of further service requirements.
There were 13,473,660 shares of Common Stock available for future grants under the 2021 IAP at September 30, 2025.
UGI Stock Option Awards. We measure the fair value of stock options using a Black-Scholes option pricing model that uses certain key assumptions for such options related to the expected life, volatility, dividend yield and the Company’s risk-free rate at the valuation date. The per share weighted average fair value of stock options granted under our option plans was $6.32, $4.17 and $9.31 in Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively. As of September 30, 2025, there was $1 of unrecognized compensation cost associated with unvested stock options that is expected to be recognized over a weighted-average period of 1.1 years. There were 6,154,811 stock options outstanding at September 30, 2025, of which, 5,614,474 stock options were exercisable with a weighted-average option price of $43.51.
UGI Unit Awards. Awards of UGI Stock Units entitle the grantee to shares of Common Stock or cash once the service condition is met. Awards of UGI Performance Units subject to market-based conditions granted prior to Fiscal 2025 entitle the grantee to shares of Common Stock or cash subject to UGI’s TSR percentile rank relative to companies in the UGI comparator group. Awards of UGI Performance Units subject to market-based conditions granted in Fiscal 2025 entitle the grantee to shares of Common Stock or cash subject to UGI’s annualized absolute TSR performance. In either case, recipients of UGI Performance Units subject to market-based conditions are awarded a target number of such awards. The number of UGI Performance Units subject to market-based conditions ultimately paid at the end of the performance period (generally 3 years) may be higher or lower than the target amount, or even zero, based on either UGI’s TSR percentile rank relative to companies in the UGI comparator group or UGI’s absolute TSR performance, depending on the year of grant. Grantees may receive 0% to 200% of the target award granted. Awards granted vest ratably over the performance period.
In Fiscal 2024 and Fiscal 2023, the Company granted UGI EPS Performance Unit awards. UGI EPS Performance Units entitle the grantee to shares of Common Stock or cash once the service condition is met and subject to the achievement of a UGI EPS goal, which is a non-market performance condition. Recipients of UGI EPS Performance Units are awarded a target number of UGI EPS Performance Units. The number of UGI EPS Performance Units ultimately paid at the end of the service period (generally 3 years) may be higher or lower than the target amount, or even zero, based upon the actual EPS performance of the company. Grantees may receive 0% to 200% of the target award granted. Awards granted vest ratably over the performance period.
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

The weighted-average grant date fair value of UGI Stock Units, UGI Performance Units and UGI EPS Performance Units granted to employees during Fiscal 2025, Fiscal 2024, and Fiscal 2023 was $30.26, $28.91 and $44.62, respectively.
As of September 30, 2025, there was a total of $21 unrecognized compensation cost associated with UGI Unit awards outstanding that is expected to be recognized over a weighted-average period of 1.8 years. As of September 30, 2025, there were 1,515,989 UGI Unit awards outstanding with a weighted-average grant-date fair value of $31.69 per share.

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. We recognize ROU assets at the lease commencement date at the value of the lease liability adjusted for any prepayments, lease incentives received, and initial direct costs incurred. Lease liabilities are

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
recognized at the lease commencement date based on the present value of lease payments over the lease term. These payments are discounted using the discount rate implicit in the lease, when available. We apply an incremental borrowing rate, which is developed utilizing a credit notching approach based on information available at the lease commencement date, when the implicit rate is not available.

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

Sale-leaseback transaction. During the fourth quarter of Fiscal 2023, AmeriGas OLP completed a sale-leaseback transaction with an independent third party for the land, building and improvements of an office and service center located in Gardena, California. The office and service center was leased back to AmeriGas OLP under an operating lease agreement having an initial six-year term with an option to renew. In conjunction with the transaction, AmeriGas OLP received approximately $32 in cash proceeds which resulted in a pre-tax gain of $29, reflected in “Other operating expense (income), net” on the Fiscal 2023 Consolidated Statement of Income.

ROU assets and lease liabilities recorded in the Consolidated Balance Sheets as of September 30 are as follows:

	2025	2024	Location on the Balance Sheet
ROU assets:
Operating lease ROU assets	$416	$417	Other assets
Finance lease ROU assets	52	54	Property, plant and equipment
Total ROU assets	$468	$471

Lease liabilities:
Operating lease liabilities — current	$91	$86	Other current liabilities
Operating lease liabilities — noncurrent	336	343	Other noncurrent liabilities
Finance lease liabilities — current	3	3	Current maturities of long-term debt
Finance lease liabilities — noncurrent	52	52	Long-term debt
Total lease liabilities	$482	$484

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
The components of lease cost for Fiscal 2025, Fiscal 2024 and Fiscal 2023 are as follows:

	2025	2024	2023
Operating lease cost	$121	$111	$104
Finance lease cost:
Amortization of ROU assets	5	4	3
Interest on lease liabilities	3	3	3
Variable lease cost	—	1	2
Short-term lease cost	6	10	4
Total lease cost	$135	$129	$116

The following table presents the cash and non-cash activity related to lease liabilities included in the Consolidated Statements of Cash Flows during Fiscal 2025, Fiscal 2024 and Fiscal 2023:

	2025	2024	2023
Cash paid related to lease liabilities:
Operating cash flows — operating leases	$119	$109	$103
Operating cash flows — finance leases	$3	$4	$3
Financing cash flows — finance leases	$3	$2	$1

Non-cash lease liability activities:
ROU assets obtained in exchange for operating lease liabilities	$40	$84	$136
ROU assets obtained in exchange for finance lease liabilities	$2	$7	$6

The following table presents the weighted-average remaining lease term and weighted-average discount rate:

Weighted-average remaining lease term (in years)	2025	2024
Operating leases	6.3	6.8
Finance leases	6.3	6.7

Weighted-average discount rate (%)	2025	2024
Operating leases	7.5%	4.8%
Finance leases	6.5%	6.9%
Expected annual lease payments based on maturities of operating and finance leases, as well as a reconciliation to the lease liabilities on the Consolidated Balance Sheet, as of September 30, 2025, were as follows:

	2026	2027	2028	2029	2030	After 2030	Total Lease Payments	Imputed Interest	Lease Liabilities
Operating leases	$112	$97	$83	$70	$47	$100	$509	$(82)	$427
Finance leases	$7	$6	$6	$5	$5	$72	$101	$(46)	$55
Approximately 80% of the operating lease liabilities presented above relate to AmeriGas Propane.

At September 30, 2025, operating and finance leases that had not yet commenced were not material.

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

UGI Utilities is subject to a COA with the PADEP to address the remediation of specified former MGP sites in Pennsylvania, which is scheduled to terminate at the end of 2035. In accordance with the COA, UGI Utilities is required to either obtain a certain number of points per calendar year based on defined eligible environmental investigatory and/or remedial activities at the MGPs, or make expenditures for such activities in an amount equal to an annual environmental minimum expenditure threshold. The annual minimum expenditure threshold of the COA is $5. At September 30, 2025 and 2024, our aggregate estimated accrued liabilities for environmental investigation and remediation costs related to the COA totaled $63 and $54, respectively.
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

The NYDEC commenced implementation of the remediation plan in the spring of 2018. In Fiscal 2024, the NYDEC informed AmeriGas OLP that the remediation plan had been completed at a total cost of approximately $19. The New York Office of the Attorney General, as counsel for the NYDEC, invited AmeriGas OLP to participate in settlement discussions. We have a settlement agreement in principle that is being finalized.
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
(Currency in millions, except per share amounts and where indicated otherwise)
Note 17 — Fair Value Measurements
Recurring Fair Value Measurements
The following table presents, on a gross basis, our financial assets and liabilities, including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy as described in Note 2:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
September 30, 2025:
Derivative instruments:
Assets:
Commodity contracts	$85	$11	$—	$96
Foreign currency contracts	$—	$1	$—	$1
Liabilities:
Commodity contracts	$(72)	$(61)	$—	$(133)
Foreign currency contracts	$—	$(19)	$—	$(19)
Interest rate contracts	$—	$(12)	$—	$(12)
Non-qualified supplemental postretirement grantor trust investments (a)	$35	$—	$—	$35

September 30, 2024
Derivative instruments:
Assets:
Commodity contracts	$106	$27	$—	$133
Foreign currency contracts	$—	$6	$—	$6
Interest rate contracts	$—	$1	$—	$1
Liabilities:
Commodity contracts	$(120)	$(32)	$—	$(152)
Foreign currency contracts	$—	$(9)	$—	$(9)
Interest rate contracts	$—	$(22)	$—	$(22)
Non-qualified supplemental postretirement grantor trust investments (a)	$43	$—	$—	$43
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

Nonrecurring Fair Value Measurements

During Fiscal 2025 and Fiscal 2024, in connection with the disposition of UGI International’s cylinder business in the United Kingdom and the disposition of UGID, we recognized a non-cash, pre-tax impairment charge of $3 and $62, respectively, to reduce the carrying amount of the long-lived assets included in the disposal groups to their estimated fair values. The Company determined the estimated fair value of such assets fell within Level 2 of the fair value hierarchy and was based upon the estimated sales price. See Note 5 for additional information on these transactions.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

Based on our goodwill impairment evaluation in Fiscal 2024 and Fiscal 2023, the estimated fair value of the AmeriGas Propane reporting unit was determined to be less than its carrying value. As a result, the Company recorded a non-cash pre-tax goodwill impairment charge of $195 and $656 in Fiscal 2024 and Fiscal 2023, respectively. See Note 12 for additional information on the impairment test, including the key assumptions used to determine the fair value of the AmeriGas Propane reporting unit.

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

	2025	2024
Carrying amount	$6,701	$6,733
Estimated fair value	$6,777	$6,663
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
The remainder of our long-term debt is typically issued at fixed rates of interest. As this long-term debt matures, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into IRPAs. We account for IRPAs as cash flow hedges. There were no unsettled IRPAs during any of the periods presented. At September 30, 2025, the amount of pre-tax net (gains) losses associated with interest rate hedges expected to be reclassified into earnings during the next twelve months is $10.
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
Our euro-denominated long-term debt has also been designated as net investment hedges, representing a portion of our UGI International euro-denominated net investment. We recognized pre-tax gains (losses) associated with these net investment hedges in the cumulative translation adjustment component in AOCI of $(42), $(39) and $(57) during Fiscal 2025, Fiscal 2024, and Fiscal 2023, respectively.

Quantitative Disclosures Related to Derivative Instruments

The following table summarizes by derivative type the gross notional amounts related to open derivative contracts at September 30, 2025 and 2024 and the final settlement dates of the Company's open derivative contracts as of September 30, 2025, but excluding those derivatives that qualified for the NPNS exception:

			Notional Amounts (in millions)
			September 30,
Type	Units	Settlements Extending Through	2025	2024
Commodity Price Risk:
Regulated Utility Operations
PA Gas Utility NYMEX natural gas futures and option contracts	Dekatherms	September 2026	28	26
Non-utility Operations
LPG swaps	Gallons	May 2028	608	458
Natural gas futures, forward, basis swap, options and pipeline contracts	Dekatherms	December 2029	237	325
Electricity forward and futures contracts	Kilowatt hours	December 2028	929	1,113
Interest Rate Risk:
Interest rate swaps	Euro	March 2026	€300	€300
Interest rate swaps	USD	September 2028	$1,443	$1,231
Foreign Currency Exchange Rate Risk:
Forward foreign currency exchange contracts	USD	September 2028	$500	$389
Net investment hedge forward foreign exchange contracts	Euro	December 2026	€106	€181
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
We have concentrations of credit risk associated with derivative instruments and we evaluate the creditworthiness of our derivative counterparties on an ongoing basis. As of September 30, 2025, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was $97. In general, many of our over-the-counter derivative instruments and all exchange contracts call for the

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At September 30, 2025, we received cash collateral from derivative instrument counterparties totaling $2. In addition, we may have offsetting derivative liabilities and certain accounts payable balances with certain of these counterparties, which further mitigates the previously mentioned maximum amount of losses. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At September 30, 2025, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.
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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Fair Value of Derivative Instruments
The following table presents the Company’s derivative assets and liabilities by type, as well as the effects of offsetting, as of September 30:

	2025	2024
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	$1	$6
Interest rate contracts	—	1
	1	7
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	3	4
Derivatives not designated as hedging instruments:
Commodity contracts	93	129
Total derivative assets – gross	97	140
Gross amounts offset in the balance sheet	(65)	(88)
Cash collateral received	(2)	(14)
Total derivative assets – net (a)	$30	$38

Derivative liabilities:
Derivatives designated as hedging instruments:
Interest rate contracts	$(12)	$(22)
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	(8)	(1)
Derivatives not designated as hedging instruments:
Commodity contracts	(125)	(151)
Foreign currency contracts	(19)	(9)
	(144)	(160)
Total derivative liabilities – gross	(164)	(183)
Gross amounts offset in the balance sheet	65	88
Cash collateral pledged	19	36
Total derivative liabilities – net	$(80)	$(59)
(a) Derivative assets with maturities over one year are included in “Other assets” on the Consolidated Balance Sheets.
Effects of Derivative Instruments
The following tables provide information on the effects of derivative instruments on the Consolidated Statements of Income and changes in AOCI for Fiscal 2025, Fiscal 2024 and Fiscal 2023:

	Gain (Loss) Recognized in AOCI			Gain (Loss) Reclassified from AOCI into Income			Location of Gain (Loss) Reclassified from AOCI into Income
	2025	2024	2023	2025	2024	2023
Cash Flow Hedges:
Interest rate contracts	$14	$(19)	$25	$3	$49	$40	Interest expense
Net Investment Hedges:
Foreign currency contracts	$(9)	$(5)	$(21)

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

	Gain (Loss) Recognized in Income			Location of Gain (Loss) Recognized in Income
	2025	2024	2023
Derivatives Not Designated as Hedging Instruments:
Commodity contracts	$(1)	$1	$11	Revenues
Commodity contracts	3	(92)	(1,771)	Cost of sales
Commodity contracts	(1)	3	2	Other operating expense (income), net
Foreign currency contracts	(4)	(19)	(23)	Other non-operating income (expense), net
Total	$(3)	$(107)	$(1,781)
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
The tables below present changes in AOCI, net of tax:

	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI - September 30, 2022	$14	$37	$(431)	$(380)
Other comprehensive income (loss) before reclassification adjustments	5	16	132	153
Amounts reclassified from AOCI	(2)	(27)	—	(29)
Other comprehensive income (loss) attributable to UGI	3	(11)	132	124
AOCI - September 30, 2023	$17	$26	$(299)	$(256)
Other comprehensive income (loss) before reclassification adjustments	(7)	(14)	56	35
Amounts reclassified from AOCI	—	(35)	3	(32)
Other comprehensive income (loss) attributable to UGI	(7)	(49)	59	3
AOCI - September 30, 2024	$10	$(23)	$(240)	$(253)
Other comprehensive income (loss) before reclassification adjustments	13	10	59	82
Amounts reclassified from AOCI	—	(2)	—	(2)
Other comprehensive income (loss) attributable to UGI	13	8	59	80
AOCI - September 30, 2025	$23	$(15)	$(181)	$(173)

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Note 20 — Other Operating Income (Expense), Net and Other Non-Operating Income (Expense), Net
Other Operating Income (Expense), Net
Other operating income (expense), net, comprises the following:

	2025	2024	2023
Finance charges	$15	$16	$17
Gains on sales of fixed assets, net (a)	25	22	61
Foreign currency transaction gains (losses)	—	2	7
Cylinder deposit income	17	17	23
Interest and interest-related income	12	11	6
Other, net	13	(6)	18
Total other operating income (expense), net	$82	$62	$132
(a)Fiscal 2023 includes a $15 gain on the sale of UGI Corporation’s headquarters building in August 2023.

Other Non-Operating Income (Expense), Net
Other non-operating income (expense), net comprises the following:

	2025	2024	2023
Gains (losses) on foreign currency contracts, net	$(4)	$(19)	$(23)
Amortization of excluded components of certain net investment hedges	2	5	7
Pension and other postretirement plans non-service income, net	7	6	9
Total other non-operating income (expense), net	$5	$(8)	$(7)

Note 21 — Equity Method Investments

Equity method investments which are included within “Other assets” on the Consolidated Balance Sheets, comprises the following as of September 30:

	Carrying Value		Ownership Interest
Investees	2025	2024	2025	2024
Midstream & Marketing
Aurum Renewables	$46	$47	40%	40%
Pine Run	101	86	49%	49%
MBL Bioenergy	222	206	99.99%	99.99%
Other	27	20	various	various
Total Midstream & Marketing	396	359
UGI International	4	10	various	various
Other	—	1	various	various
Total investments in equity method investees	$400	$370

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Aurum Renewables. In January 2023, the Company, through its wholly owned indirect subsidiary, entered into a joint venture agreement with a third party Archaea Holdings, LLC (“Archaea”). The primary purpose of the joint venture, Aurum Renewables LLC, is to upgrade landfill gas from the Commonwealth Environmental Systems landfill located in Hegins, Pennsylvania to pipeline-quality RNG. Pursuant to this agreement, the Company contributed its existing 11 megawatt landfill gas-to-electricity facility, as non-cash consideration, in return for a 40% equity interest in the joint venture. Aurum Renewables is expected to have the capacity to produce approximately 9,600 standard cubic feet of landfill gas per minute of pipeline-quality RNG. Archaea led the development, engineering, construction, and operation of the new RNG facility, and Energy Services will take a lead role in marketing the RNG produced by the facility. Aurum Renewables is a VIE whereby the Company has determined that it is not the primary beneficiary since it does not direct the activities that most significantly impact the entity’s economic performance. The project was operational as of September 30, 2024.

Pine Run. Pine Run is a company jointly owned by UGI Pine Run, LLC (a wholly-owned subsidiary of Energy Services) and Stonehenge Energy Resources. Pine Run Midstream operates dry gas gathering pipelines and compression assets in western Pennsylvania. Pine Run is not a VIE and accounted for as an equity method investment as we have the ability to exercise significant influence, but not control, over the entity.

MBL Bioenergy. MBL Bioenergy is a company jointly owned by UGI Dakota, LLC (a wholly-owned subsidiary of Energy Services), Sevana Bioenergy and a subsidiary of California Bioenergy. The sole purpose of MBL Bioenergy is the development of RNG projects in South Dakota comprising three dairy waste anaerobic digester systems. MBL Bioenergy is a VIE whereby the Company has determined that it is not the primary beneficiary since it does not direct the activities that most significantly impact the entity’s economic performance. In addition to consent being required for all equity holders for significant activities, such as major procurement, construction contracting and offtake, our partners manage the day-to-day project management and operations for MBL Bioenergy and its subsidiaries.

Other Equity Method Investments. The carrying values of our other equity investments totaled $31 at both September 30, 2025 and 2024, and principally comprise a number of investments in biomass and other renewable energy projects at Energy Services.

The Company evaluates equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. The Company evaluates equity method investments for other-than temporary impairment (“OTTI”) on at least a quarterly basis. During Fiscal 2024, UGI International recognized a pre-tax OTTI loss of $26 related to its investment in this joint venture that invests in renewable energy projects. This loss was recorded in “Income (loss) from equity investees” on the Consolidated Statements of Income.

Our maximum exposure to loss related to these investments is limited to the amount invested.

Note 22 — Segment Information
Our operations comprise four reportable segments generally based upon products or services sold, geographic location and regulatory environment: (1) Utilities; (2) Midstream & Marketing; (3) UGI International; and (4) AmeriGas Propane.

Our Utilities segment primarily derives its revenues from the sale and distribution of natural gas to customers in eastern and central Pennsylvania and in West Virginia. To a much lesser extent, Utilities also derives revenues from the sale and distribution of electricity in two northeastern Pennsylvania counties. Midstream & Marketing derives its revenues principally from the marketing of natural gas, liquid fuels and electricity as well as revenues and fees from storage, pipeline transportation, natural gas gathering, and natural gas and RNG production activities primarily in the Mid-Atlantic region of the U.S. eastern Ohio, the panhandle of West Virginia and California. Prior to the sale of UGID in September 2024, Midstream & Marketing also derived revenues from the sale of electricity through PJM, a regional electricity transmission organization in the eastern U.S. (see Note 5). UGI International derives its revenues principally from the distribution of LPG to retail customers throughout much of Europe. Prior to the sale and wind-down of substantially all of its European energy marking business, UGI International also derived revenue from the marketing of natural gas and electricity to customers in France, the Netherlands, Belgium and the United Kingdom (see Note 5). AmeriGas Propane derives its revenues principally from the sale of propane and related equipment and supplies to retail customers.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)
Corporate & Other includes UGI’s certain corporate and general expenses as well as interest expense that is not allocated to its reportable segments. Corporate & Other also includes certain items that are excluded from our CODM’s assessment of segment performance (see below for further details on these items).

No single customer represents more than ten percent of our consolidated revenues. In addition, all of our reportable segments’ revenues, other than those of UGI International, are derived from sources within the U.S., and all of our reportable segments’ long-lived assets, other than those of UGI International, are located in the U.S. The amounts of revenues and long-lived assets associated with our operations in France represent approximately 20% and 10% of the respective consolidated amounts, in all periods presented.

The accounting policies of our reportable segments are the same as those described in Note 2. Our Chief Executive Officer, who serves as the CODM, measures segment profitability based on “earnings before interest expense and income taxes.” The CODM uses this financial metric by comparing current period results to budgeted and prior year results at the reportable segment level to assess the segment performance and to allocate resources between the segments.

The following tables provide information about the Company’s reportable segments and the reconciliation to corresponding consolidated amounts:

	Total	Elim- inations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other (d)
2025
Revenues from external customers	$7,287	$—	$1,681	$1,213	$2,119	$2,276	$(2)
Intersegment revenues	—	(350)	80	270	—	—	—
Cost of sales	3,654	(350)	774	989	1,179	1,054	8
Operating and administrative expenses (b)	2,011	(107)	412	129	543	924	110
Depreciation and amortization	561	—	178	81	123	178	1
Income (loss) from equity investees	5	—	—	6	(1)	—	—
Other segment income (loss) (c)	41	(119)	6	3	41	46	64
Earnings (loss) before interest expense and income taxes	1,107	(12)	403	293	314	166	(57)
Interest expense	(411)	12	(100)	(49)	(46)	(144)	(84)
Income tax benefit (expense)	(18)	—	(66)	25	(26)	14	35
Net income (loss) attributable to UGI	$678	$—	$237	$269	$242	$36	$(106)
Total assets	$15,462	$(376)	$6,434	$3,187	$3,134	$2,914	$169
Capital expenditures (including the effects of accruals)	$844	$—	$556	$114	$93	$81	$—

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

	Total	Elim- inations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other (d)

2024
Revenues from external customers	$7,210	$—	$1,549	$1,152	$2,279	$2,271	$(41)
Intersegment revenues	—	(266)	49	217	—	—	—
Cost of sales	3,529	(266)	650	864	1,301	1,059	(79)
Operating and administrative expenses (b)	2,132	(84)	387	125	578	933	193
Depreciation and amortization	551	—	166	86	119	178	2
Income (loss) from equity investees	(19)	—	—	12	(5)	—	(26)
Other segment income (loss) (c)	(245)	(84)	5	7	47	41	(261)
Earnings (loss) before interest expense and income taxes	734	—	400	313	323	142	(444)
Interest expense	(394)	—	(93)	(41)	(44)	(156)	(60)
Income tax benefit (expense)	(71)	—	(70)	(34)	(17)	(9)	59
Net income (loss) attributable to UGI	$269	$—	$237	$238	$262	$(23)	$(445)
Total assets	$15,098	$(733)	$5,963	$3,183	$2,906	$3,051	$728
Capital expenditures (including the effects of accruals)	$805	$—	$482	$150	$87	$86	$—

2023
Revenues from external customers	$8,928	$—	$1,780	$1,596	$2,965	$2,581	$6
Intersegment revenues	—	(326)	74	251	—	—	1
Cost of sales	6,937	(325)	953	1,360	2,045	1,250	1,654
Operating and administrative expenses (b)	2,158	(85)	392	133	623	950	145
Depreciation and amortization	532	—	152	86	116	177	1
Income (loss) from equity investees	2	—	—	6	(4)	—	—
Other segment income (loss) (c)	(761)	(84)	8	17	57	64	(823)
Earnings (loss) before interest expense and income taxes	(1,458)	—	365	291	234	268	(2,616)
Interest expense	(379)	—	(82)	(45)	(37)	(163)	(52)
Income tax benefit (expense)	335	—	(64)	(53)	(25)	(34)	511
Net income (loss) attributable to UGI	$(1,502)	$—	$219	$193	$172	$71	$(2,157)
Total assets	$15,401	$(173)	$5,691	$3,160	$3,105	$3,415	$203
Capital expenditures (including the effects of accruals)	$956		$563	$130	$129	$134	$—

(a)Represents the elimination of intersegment transactions principally among Midstream & Marketing, Utilities and AmeriGas Propane.
(b)For the Utilities reportable segment, operating and administrative expenses less revenue-related taxes (i.e. gross receipts and business occupation taxes) is considered a significant segment expense and was $388, $363, and $368 in Fiscal 2025, Fiscal 2024, and Fiscal 2023, respectively.
(c)Excluding Corporate & Other, other segment items principally represent other operating and non-operating income and expenses.
(d)Corporate & Other includes specific items attributable to our reportable segments that are not included in the segment profit measures used by our CODM. The following table presents such pre-tax gains (losses) which have been included in Corporate & Other, and the reportable segments to which they relate, for Fiscal 2025, Fiscal 2024 and Fiscal 2023:

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

	Location on Income Statement	Midstream & Marketing	UGI International	AmeriGas Propane
2025
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Revenues	$(1)	$—	$—
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Cost of Sales	$38	$(48)	$1
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Other operating expense (income), net	$—	$1	$—
Unrealized gains (losses) on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$(10)	$—
Loss on extinguishments of debt	Loss on extinguishments of debt	$—	$—	$(9)
Gain (loss) on disposals of businesses	(Gain) loss on disposals of businesses	$—	$(53)	$17
Interest income from intersegment loan	Other operating expense (income), net	$—	$12	$—

2024
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Revenues	$—	$1	$—
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Cost of sales	$63	$(5)	$21
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Other operating expense (income), net	$—	$(3)	$—
Unrealized gains (losses) on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$(31)	$—
Loss on extinguishments of debt	Loss on extinguishments of debt	$(1)	$—	$(8)
Impairments of equity method investments and assets	Income (loss) from equity investees; Other operating expense (income), net		$(33)
Loss associated with impairment of AmeriGas Propane goodwill	Impairment of goodwill	$—	$—	$(195)
Costs associated with exit of the UGI International energy marketing business	Revenues	$—	$(42)	$—
Costs associated with exit of the UGI International energy marketing business	Operating and administrative expenses; Other operating expense (income), net	$—	$(13)	$—
Costs associated with exit of the UGI International energy marketing business	(Gain) loss on disposals of businesses	$—	$(29)	$—
Loss on disposal of business	(Gain) loss on disposals of businesses	$(66)	$—	$—
AmeriGas operations enhancement for growth project	Operating and administrative expenses	$—	$—	$(25)
Restructuring costs	Operating and administrative expenses	$(1)	$(57)	$(1)

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

2023
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Revenues	$6	$4	$—
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Cost of Sales	$(236)	$(1,402)	$(16)
Unrealized gains (losses) on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$(38)	$—
Loss on extinguishments of debt	Loss on extinguishments of debt	$—	$—	$(9)
Loss associated with impairment of AmeriGas Propane goodwill	Impairment of goodwill	$—	$—	$(656)
Costs associated with exit of the UGI International energy marketing business	Revenues; Operating and administrative expenses	$—	$(27)	$—
Costs associated with exit of the UGI International energy marketing business	(Gain) loss on disposals of businesses	$—	$(221)	$—
AmeriGas operations enhancement for growth project	Operating and administrative expenses	$—	$—	$(24)

UGI CORPORATION
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

BALANCE SHEETS
(Millions of dollars)

	September 30,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$4	$4
Accounts receivable – related parties	26	23
Prepaid expenses and other current assets	45	2
Total current assets	75	29
Investments in subsidiaries	6,011	5,625
Other assets	144	145
Total assets	$6,230	$5,799
LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and notes payable	$12	$15
Derivative instruments	1	1
Accrued liabilities	23	58
Total current liabilities	36	74
Long-term debt	1,347	1,312
Other noncurrent liabilities	70	68
Total liabilities	1,453	1,454
Commitments and contingencies (Note 1)
Equity:
Preferred Stock, without par value (authorized - 5,000,000; issued - 0 and 0, respectively)	—	—
Common Stock, without par value (authorized – 450,000,000 shares; issued – 217,033,282 and 216,124,332 shares, respectively)	1,709	1,676
Retained earnings	3,334	2,978
Accumulated other comprehensive income (loss)	(173)	(253)
Treasury stock, at cost	(93)	(56)
Total common stockholders’ equity	4,777	4,345
Total liabilities and common stockholders’ equity	$6,230	$5,799

Note 1 — Commitments and Contingencies:
At September 30, 2025, UGI had agreed to indemnify the issuers of $110 of surety bonds issued on behalf of certain UGI subsidiaries. UGI is authorized to guarantee up to $375 of obligations to suppliers and customers of Energy Services and subsidiaries of which $283 of such obligations were outstanding as of September 30, 2025.

UGI CORPORATION
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF INCOME
(Millions of dollars, except per share amounts)

	Year Ended September 30,
	2025	2024	2023
Revenues	$—	$—	$—
Costs and expenses:
Operating and administrative expenses	108	100	95
Other operating expense (income), net (a)	(107)	(86)	(83)
	1	14	12
Operating loss	(1)	(14)	(12)
Loss on extinguishments of debt	(1)	—	—
Interest expense	(84)	(61)	(52)
Loss before income taxes	(86)	(75)	(64)
Income tax (benefit) expense	(22)	(7)	(13)
Loss before equity in income of unconsolidated subsidiaries	(64)	(68)	(51)
Equity in income (loss) of unconsolidated subsidiaries	742	337	(1,451)
Net income (loss) attributable to UGI Corporation	$678	$269	$(1,502)
Other comprehensive (loss) income	1	(17)	(8)
Equity in other comprehensive income (loss) of unconsolidated subsidiaries	79	20	132
Comprehensive income (loss) attributable to UGI Corporation	$758	$272	$(1,378)
Earnings (loss) per common share attributable to UGI Corporation stockholders:
Basic	$3.15	$1.27	$(7.16)
Diluted	$3.09	$1.25	$(7.16)
Weighted - average common shares outstanding (thousands):
Basic	214,945	211,309	209,806
Diluted	219,160	215,271	209,806

(a)UGI provides certain financial and administrative services to certain of its subsidiaries. UGI bills these subsidiaries monthly for all direct expenses incurred by UGI on behalf of its subsidiaries as well as allocated shares of indirect corporate expense incurred or paid with respect to services provided by UGI. The allocation of indirect UGI corporate expenses to certain of its subsidiaries utilizes a weighted, three-component formula comprising revenues, operating expenses, and net assets employed and considers the relative percentage of such items for each subsidiary to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. Management believes that this allocation method is reasonable and equitable to its subsidiaries. These billed expenses are classified as “Other operating expense (income), net” in the Statements of Income above.

UGI CORPORATION
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF CASH FLOWS
(Millions of dollars)

	Year Ended September 30,
	2025	2024	2023
NET CASH PROVIDED BY OPERATING ACTIVITIES (a)	$339	$379	$636

CASH FLOWS FROM INVESTING ACTIVITIES:
Net investments in unconsolidated subsidiaries	(30)	(355)	(309)
Net cash provided (used) by investing activities	(30)	(355)	(309)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends on Common Stock	(322)	(318)	(308)
Issuances of debt, net of issuance costs	898	1,078	327
Repayments of long-term debt	(870)	(775)	(333)
Issuances of Common Stock	18	—	12
Repurchases of Common Stock	(33)	—	(22)
Payments on Purchase Contracts	—	(12)	(16)
Net cash provided (used) by financing activities	(309)	(27)	(340)
Cash and cash equivalents increase (decrease)	$—	$(3)	$(13)
Cash and cash equivalents:
End of year	$4	$4	$7
Beginning of year	4	7	20
Cash and cash equivalents increase (decrease)	$—	$(3)	$(13)

(a)Includes dividends received from unconsolidated subsidiaries of $466, $420 and $680 for the years ended September 30, 2025, 2024 and 2023, respectively.

UGI CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Millions of dollars)

	Balance at beginning of year	Charged (credited) to costs and expenses	Other		Balance at end of year
Year Ended September 30, 2025
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$68	$37	$(63)	(1)	$42
Other reserves:
Deferred tax assets valuation allowance	$130	$18	$(77)	(2)	$71

Year Ended September 30, 2024
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$71	$61	$(64)	(1)	$68
Other reserves:
Deferred tax assets valuation allowance	$141	$16	$(27)	(2)	$130

Year Ended September 30, 2023
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$64	$69	$(62)	(1)	$71
Other reserves:
Deferred tax assets valuation allowance	$141	$(38)	$38	(2)	$141
(1)Uncollectible accounts written off, net of recoveries.
(2)Primarily a notional interest deduction valuation allowance adjustment.

S-4