Form 10-Q
period 2025-12-31
UGI CORP /PA/
filed 2026-02-05
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
At January 30, 2026, there were 214,636,337 shares of UGI Corporation Common Stock, without par value, outstanding.

UGI CORPORATION AND SUBSIDIARIES

i

GLOSSARY OF TERMS AND ABBREVIATIONS

Terms and abbreviations used in this Form 10-Q are defined below:

UGI Corporation and Related Entities

AmeriGas Finance Corp. - A wholly owned subsidiary of AmeriGas Partners
AmeriGas OLP - AmeriGas Propane, L.P., the principal operating subsidiary of AmeriGas Partners
AmeriGas Partners - AmeriGas Partners, L.P., an indirect wholly owned subsidiary of UGI; also referred to, together with its consolidated subsidiaries, as the “Partnership”
AmeriGas Propane - Reportable segment comprising AmeriGas Propane, Inc. and its subsidiaries, including AmeriGas Partners and AmeriGas OLP
AmeriGas Propane, Inc. - A wholly owned second-tier subsidiary of UGI and the general partner of AmeriGas Partners
AvantiGas - AvantiGas Limited, an indirect wholly owned subsidiary of UGI International, LLC
Company - UGI and its consolidated subsidiaries collectively
Electric Utility - UGI Utilities’ regulated electric distribution utility
Energy Services - UGI Energy Services, LLC, a wholly owned subsidiary of Enterprises
Enterprises - UGI Enterprises, LLC, a wholly owned subsidiary of UGI
ESFC - Energy Services Funding Corporation, a wholly owned subsidiary of Energy Services
Flaga - Flaga GmbH, an indirect wholly owned subsidiary of UGI International, LLC, prior to its sale in November 2025
Gas Utility - UGI’s regulated natural gas businesses, inclusive of PA Gas Utility and WV Gas Utility
Midstream & Marketing - Reportable segment comprising Energy Services and subsidiaries
Mountaineer - Mountaineer Gas Company, a natural gas distribution company in West Virginia and a wholly owned subsidiary of Mountaintop Energy Holdings, LLC
Mountaintop Energy Holdings, LLC - Parent company of Mountaineer and wholly owned subsidiary of UGI
PA Gas Utility - UGI Utilities’ regulated natural gas distribution business, primarily located in Pennsylvania
Partnership - AmeriGas Partners and its consolidated subsidiaries, including AmeriGas OLP; also referred to as “AmeriGas Partners”
UGI - UGI Corporation or, collectively, UGI Corporation and its consolidated subsidiaries
UGI France - UGI France SAS (a Société par actions simplifiée), an indirect wholly owned subsidiary of UGI International, LLC
UGI International - Reportable segment principally comprising UGI International, LLC and its foreign operations
UGI International, LLC - UGI International, LLC, a wholly owned subsidiary of Enterprises
UGI Utilities - UGI Utilities, Inc., a wholly owned subsidiary of UGI comprising PA Gas Utility and Electric Utility
UniverGas - UniverGas Italia S.r.l, an indirect wholly owned subsidiary of UGI International, LLC prior to its sale in June 2025
Utilities - Reportable segment comprising UGI Utilities and Mountaintop Energy Holdings, LLC
WV Gas Utility - Mountaineer’s regulated natural gas distribution business, located in West Virginia

Other Terms and Abbreviations
2025 Annual Report - UGI Annual Report on Form 10-K for the fiscal year ended September 30, 2025
2024 three-month period - Three months ended December 31, 2024
2025 three-month period - Three months ended December 31, 2025
AmeriGas Senior Secured Revolving Credit Facility - Revolving credit agreement entered into by AmeriGas OLP on August 2, 2024 and scheduled to expire in August 2029
AOCI - Accumulated Other Comprehensive Income (Loss)
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
WVPSC - Public Service Commission of West Virginia

UGI CORPORATION AND SUBSIDIARIES
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Millions of dollars)

	December 31, 2025	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$251	$335	$240
Restricted cash	20	20	6
Accounts receivable (less allowances for doubtful accounts of $44, $42 and $64, respectively)	1,052	714	1,023
Accrued utility revenues	166	35	145
Income taxes receivable	42	41	58
Inventories	392	385	381
Derivative instruments	14	23	52
Prepaid expenses and other current assets	164	213	142
Total current assets	2,101	1,766	2,047
Property, plant and equipment, (less accumulated depreciation of $5,329, $5,270 and $4,927, respectively)	9,123	9,080	8,750
Goodwill	2,833	2,852	2,805
Intangible assets, net	315	328	371
Derivative instruments	8	7	35
Other assets	1,435	1,429	1,404
Total assets	$15,815	$15,462	$15,412
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$807	$117	$253
Short-term borrowings	441	486	415
Accounts payable	631	511	599
Derivative instruments	64	57	24
Other current liabilities	738	810	748
Total current liabilities	2,681	1,981	2,039
Long-term debt	5,966	6,531	6,596
Deferred income taxes	1,005	973	1,021
Derivative instruments	17	23	11
Other noncurrent liabilities	1,136	1,168	1,157
Total liabilities	10,805	10,676	10,824
Commitments and contingencies (Note 9)
Equity:
UGI Corporation stockholders’ equity:
UGI Common Stock, without par value (authorized — 450,000,000 shares; issued — 217,407,775, 217,033,282 and 216,214,547 shares, respectively)	1,724	1,709	1,679
Retained earnings	3,550	3,334	3,272
Accumulated other comprehensive income (loss)	(168)	(173)	(313)
Treasury stock, at cost	(105)	(93)	(58)
Total UGI Corporation stockholders’ equity	5,001	4,777	4,580
Noncontrolling interests	9	9	8
Total equity	5,010	4,786	4,588
Total liabilities and equity	$15,815	$15,462	$15,412
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended December 31,
	2025	2024
Revenues	$2,083	$2,030
Costs and expenses:
Cost of sales (excluding depreciation and amortization shown below)	1,012	923
Operating and administrative expenses	520	497
Depreciation and amortization	140	138
Loss (gain) on disposals of businesses	(27)	—
Other operating expense (income), net	(16)	(15)
	1,629	1,543
Operating income	454	487
Income (loss) from equity investees	4	3
Other non-operating income (expense), net	4	29
Interest expense	(111)	(102)
Income before income taxes	351	417
Income tax benefit (expense)	(54)	(42)
Net income attributable to UGI Corporation	$297	$375
Earnings per common share attributable to UGI Corporation stockholders:
Basic	$1.38	$1.74
Diluted	$1.34	$1.74
Weighted-average common shares outstanding (thousands):
Basic	214,842	214,933
Diluted	221,418	215,695
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Millions of dollars)

	Three Months Ended December 31,
	2025	2024
Net income attributable to UGI Corporation	$297	$375
Other comprehensive income (loss):
Net gains (losses) on derivative instruments (net of tax of $(1) and $(5), respectively)	3	15
Reclassifications of net losses (gains) on derivative instruments (net of tax of $0 and $0, respectively)	(1)	(2)
Foreign currency adjustments (net of tax of $0 and $(20), respectively)	3	(72)
Benefit plans (net of tax of $0 and $0, respectively)	—	(1)
Other comprehensive income (loss)	5	(60)
Comprehensive income attributable to UGI Corporation	$302	$315

See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Millions of dollars)

	Three Months Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income attributable to UGI Corporation	$297	$375
Adjustments to reconcile net income attributable to UGI Corporation to net cash provided by operating activities:
Depreciation and amortization	140	138
Deferred income tax expense (benefit), net	17	2
Provision for uncollectible accounts	13	12
Changes in unrealized gains and losses on derivative instruments	6	(100)
Loss (gain) on disposals of businesses	(27)	—
Other, net	(8)	—
Net change in:
Accounts receivable and accrued utility revenues	(480)	(460)
Inventories	(7)	20
Utility deferred fuel costs, net of changes in unsettled derivatives	21	(2)
Accounts payable	152	120
Derivative instruments collateral deposits received (paid)	(5)	47
Other current assets	26	36
Other current liabilities	(79)	(24)
Net cash provided by operating activities	66	164
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(221)	(211)
Net proceeds from the disposition of businesses and assets	78	4
Investments in equity method investees	(2)	(25)
Net cash provided (used) by investing activities	(145)	(232)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on Common Stock	(81)	(81)
Issuances of debt, net of discount and issuance costs	350	875
Repayments of long-term debt and finance leases, including redemption premiums	(230)	(659)
Short-term borrowings (repayments), net	(45)	(40)
Issuances of Common Stock	12	—
Repurchases of Common Stock	(12)	—
Net cash provided (used) by financing activities	(6)	95
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(9)
Cash, cash equivalents and restricted cash increase (decrease)	$(84)	$18
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash at end of period	$271	$246
Cash, cash equivalents and restricted cash at beginning of period	355	228
Cash, cash equivalents and restricted cash increase (decrease)	$(84)	$18
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended December 31,
	2025	2024
Common stock, without par value
Balance, beginning of period	$1,709	$1,676
Common Stock issued in connection with employee and director plans, net of tax withheld	12	—
Equity-based compensation expense	3	3
Balance, end of period	$1,724	$1,679
Retained earnings
Balance, beginning of period	$3,334	$2,978
Net income (loss) attributable to UGI Corporation	297	375
Cash dividends on UGI Common Stock ($0.375 and $0.375, respectively)	(81)	(81)
Balance, end of period	$3,550	$3,272
Accumulated other comprehensive income (loss)
Balance, beginning of period	$(173)	$(253)
Other comprehensive income (loss)	5	(60)
Balance, end of period	$(168)	$(313)
Treasury stock
Balance, beginning of period	$(93)	$(56)
Repurchases of Common Stock	(12)	—
Reacquired Common Stock - employee and director plans	—	(2)
Balance, end of period	$(105)	$(58)
Total UGI stockholders’ equity	$5,001	$4,580
Noncontrolling interests
Balance, beginning of period	$9	$9
Other	—	(1)
Balance, end of period	$9	$8
Total equity	$5,010	$4,588
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Note 1 — Nature of Operations

UGI is a holding company that, through subsidiaries and affiliates, distributes, stores, transports and markets energy products and related services in the U.S. and Europe. We own and operate (1) natural gas and electric distribution utilities; (2) energy marketing, midstream infrastructure, storage, natural gas gathering and processing, natural gas production, and energy services businesses; and (3) retail propane and other LPG marketing and distribution businesses.

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

UGI International, LLC, through its subsidiaries and affiliates, primarily conducts an LPG distribution business throughout much of Europe. The LPG business is conducted principally through our subsidiaries, UGI France, AvantiGas, and prior to the sales in June and November 2025, UniverGas and Flaga.

We conduct a domestic propane marketing and distribution business through AmeriGas Partners. AmeriGas Partners conducts its propane marketing and distribution business through its principal operating subsidiary AmeriGas OLP.

Note 2 — Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements and footnotes are unaudited and have been prepared in accordance with GAAP and the rules and regulations of the SEC. They include all adjustments that we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2025, Condensed Consolidated Balance Sheet was derived from audited financial statements but does not include all footnote disclosures from the annual financial statements.

These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2025 Annual Report. Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.
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

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$251	$240
Restricted cash	20	6
Cash, cash equivalents and restricted cash	$271	$246

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Earnings Per Common Share. Basic earnings per share attributable to UGI Corporation stockholders reflect the weighted-average number of common shares outstanding. Diluted earnings per share attributable to UGI Corporation stockholders include the effects of dilutive stock options, common stock awards, and UGI Corporation Senior Notes. Shares used in computing basic and diluted earnings per share are as follows:

	Three Months Ended December 31,
	2025	2024
Denominator (thousands of shares):
Weighted-average common shares outstanding — basic	214,842	214,933
Incremental shares issuable for stock options, and common stock awards(a)	1,027	610
UGI Corporation Senior Notes (b)	5,549	152
Weighted-average common shares outstanding — diluted	221,418	215,695
(a)For the three months ended December 31, 2025 and 2024, there were 4,503 and 7,792 shares, respectively, associated with outstanding stock option awards that were not included in the computation of diluted earnings per share above because their effect was antidilutive.
(b)See Note 8 for additional information on the UGI Corporation Senior Notes.

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

See Note 11 for a more detailed description of the derivative instruments we use, our accounting for derivatives, our objectives for using them and other information.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
With respect to AmeriGas Propane's Fiscal 2025 goodwill impairment test, the Company performed a quantitative assessment. Based on our evaluation, we determined that AmeriGas Propane’s fair value exceeded its carrying value by more than 25%. While the Company believes that its judgments used in the quantitative assessment of AmeriGas Propane’s fair value are reasonable based upon currently available facts and circumstances, if AmeriGas Propane were not able to achieve its anticipated results and/or if its discount rate were to increase, its fair value would be adversely affected, which may result in an impairment. There was $1.1 billion of goodwill in the AmeriGas Propane reporting unit as of December 31, 2025.

The Company will continue to monitor its reporting units and related goodwill for any possible future non-cash impairment charges.

Note 3 — Accounting Changes
Accounting Standards Not Yet Adopted

Interim Reporting: Narrow-Scope Improvements. In December 2025, the FASB issued ASU 2025-11, “Narrow-Scope Improvements (Topic 270)” which clarifies disclosure requirements and applicability for interim financial statements. This new guidance is effective for the Company for interim periods beginning October 1, 2028 (Fiscal 2029). Early adoption is permitted. The amendments in this ASU may be adopted using the prospective or retrospective methods. The Company is in the process of assessing the impact on its financial statements and determining the transition method and the period in which the new guidance will be adopted.

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
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 4 — Revenue from Contracts with Customers

The Company recognizes revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. See Note 4 in the Company’s 2025 Annual Report for additional information on our revenues from contracts with customers.

Revenue Disaggregation

The following tables present our disaggregated revenues by reportable segment:

Three Months Ended December 31, 2025	Total	Eliminations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$361	$—	$361	$—	$—	$—	$—
Commercial & Industrial	139	—	139	—	—	—	—
Large delivery service	53	—	53	—	—	—	—
Off-system sales and capacity releases	26	(20)	46	—	—	—	—
Other	5	—	5	—	—	—	—
Total Utility	584	(20)	604	—	—	—	—
Non-Utility:
LPG:
Retail	1,025	—	—	—	499	526	—
Wholesale	46	—	—	—	36	10	—
Energy Marketing	284	(48)	—	319	13	—	—
Midstream:
Pipeline	54	—	—	54	—	—	—
Peaking	7	(42)	—	49	—	—	—
Other	5	—	—	5	—	—	—
Other	60	—	—	—	16	44	—
Total Non-Utility	1,481	(90)	—	427	564	580	—
Total revenues from contracts with customers	2,065	(110)	604	427	564	580	—
Other revenues (b)	18	—	(13)	—	11	20	—
Total revenues	$2,083	$(110)	$591	$427	$575	$600	$—

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Three Months Ended December 31, 2024	Total	Eliminations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$276	$—	$276	$—	$—	$—	$—
Commercial & Industrial	105	—	105	—	—	—	—
Large delivery service	52	—	52	—	—	—	—
Off-system sales and capacity releases	19	(15)	34	—	—	—	—
Other	8	—	8	—	—	—	—
Total Utility	460	(15)	475	—	—	—	—
Non-Utility:
LPG:
Retail	1,071	—	—	—	538	533	—
Wholesale	72	—	—	—	50	22	—
Energy Marketing	252	(31)	—	264	19	—	—
Midstream:
Pipeline	58	—	—	58	—	—	—
Peaking	1	(40)	—	41	—	—	—
Other	4	—	—	4	—	—	—
Electricity Generation	—	—	—	—	—	—	—
Other	70	—	—	—	20	50	—
Total Non-Utility	1,528	(71)	—	367	627	605	—
Total revenues from contracts with customers	1,988	(86)	475	367	627	605	—
Other revenues (b)	42	—	10	—	11	22	(1)
Total revenues	$2,030	$(86)	$485	$367	$638	$627	$(1)

(a)Includes intersegment revenues principally among Midstream & Marketing and Utilities.
(b)Primarily represents (1) revenues from tank rentals at UGI International and AmeriGas Propane; (2) revenues from alternative revenue programs at Utilities, including the weather normalization adjustment rider for Gas Utility; and (3) gains and losses on commodity derivative instruments not associated with current-period transactions reflected in Corporate & Other, none of which are within the scope of ASC 606 and are accounted for in accordance with other GAAP.

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
Contract liabilities arise when payment from a customer is received before the performance obligations have been satisfied and represent the Company’s obligations to transfer goods or services to a customer for which we have received consideration. The balances of contract liabilities were $113, $132 and $123 at December 31, 2025, September 30, 2025 and December 31, 2024, respectively, and are included in “Other current liabilities” and “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets. Revenues recognized for the three months ended December 31, 2025 and 2024, from the amounts included in contract liabilities at September 30, 2025 and 2024, were $57 and $58, respectively.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Remaining Performance Obligations
The Company excludes disclosures related to the aggregate amount of the transaction price allocated to certain performance obligations that are unsatisfied as of the end of the reporting period because these contracts have an initial expected term of one year or less, or we have a right to bill the customer in an amount that corresponds directly with the value of services provided to the customer to date. Certain contracts with customers at Midstream & Marketing and Utilities contain minimum future performance obligations through 2047 and 2053, respectively. At December 31, 2025, the Company expects to record approximately $1.3 billion of revenues related to the minimum future performance obligations over the remaining terms of the related contracts.

Note 5 — Dispositions

Global LPG Business Transactions

As part of the Company’s ongoing global LPG business portfolio optimization efforts, the Company is strategically divesting operations in non-core markets to focus resources where it can achieve superior operational results and deliver enhanced customer value.

UGI International. In January 2026, the Company’s Board of Directors authorized and management executed agreements to sell our LPG distribution businesses in Czech Republic, Hungary, Poland, Slovakia and Romania. The transactions are subject to customary closing conditions and are expected to be finalized by the third quarter of Fiscal 2026. During the second quarter of Fiscal 2026, the conditions to present these businesses as assets held for sale will have been met and management expects to recognize an expected loss, with the amount of such expected loss subject to management’s completion of the required allocation of goodwill to these businesses.

In November 2025, UGI International, through a wholly-owned subsidiary, completed the sale of Flaga, its LPG distribution business in Austria. In conjunction with the sale, during the first quarter of Fiscal 2026, the Company recorded a pre-tax gain of $25, which is reflected in "Loss (gain) on disposals of businesses" on the Condensed Consolidated Statements of Income and included in the UGI International reportable segment. The transaction is subject to customary post-closing conditions and working capital adjustments.

In October 2025, UGI International, through a wholly-owned subsidiary, completed the sale of its cylinder business in the United Kingdom. During the first quarter of Fiscal 2026, a pre-tax gain on the sale of $2 was recorded.

The Company has received or expects to receive total net cash proceeds of approximately $125 from the aforementioned divestitures.

See Note 5 in the Company’s 2025 Annual Report for additional information on the Company’s global LPG business transactions.

Note 6 — Inventories

Inventories comprise the following:

	December 31, 2025	September 30, 2025	December 31, 2024
Non-utility LPG and natural gas	$174	$162	$184
Gas Utility natural gas	57	67	42
Energy certificates	61	64	59
Materials, supplies and other	100	92	96
Total inventories	$392	$385	$381

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 7 — Utility Regulatory Assets and Liabilities and Regulatory Matters

For a description of the Company’s regulatory assets and liabilities, other than those described below, see Note 9 in the Company’s 2025 Annual Report. Other than removal costs, Utilities currently does not recover a rate of return on the regulatory assets listed below. The following regulatory assets and liabilities associated with our Utilities reportable segment are included in our Condensed Consolidated Balance Sheets:

	December 31, 2025	September 30, 2025	December 31, 2024
Regulatory assets (a):
Income taxes recoverable	$115	$113	$107
Underfunded pension plans	99	100	105
Environmental costs	21	22	26
Deferred fuel and power costs	24	39	—
Removal costs, net	31	30	30
Other	31	36	45
Total regulatory assets	$321	$340	$313
Regulatory liabilities (a):
Postretirement benefits	$14	$14	$13
Deferred fuel and power refunds	8	4	12
State income tax benefits — distribution system repairs	49	49	45
Excess federal deferred income taxes	238	239	245
Other	8	8	7
Total regulatory liabilities	$317	$314	$322
(a)Regulatory assets are recorded in “Prepaid expenses and other current assets” and “Other assets” on the Condensed Consolidated Balance Sheets. Regulatory liabilities are recorded in “Other current liabilities” and “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets.

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

PA Gas Utility uses derivative instruments to reduce volatility in the cost of gas it purchases for retail core-market customers. Realized and unrealized gains or losses on natural gas derivative instruments are included in deferred fuel and power costs or refunds. Net unrealized gains (losses) on such contracts at December 31, 2025, September 30, 2025 and December 31, 2024 were $(5), $(5) and $6, respectively.

Other Regulatory Matters

UGI Utilities. On January 28, 2026, PA Gas Utility filed a request with the PAPUC to increase its base operating revenues for residential, commercial and industrial customers by $99 annually. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service. PA Gas Utility requested the new gas rates become effective March 29, 2026. However, the PAPUC typically suspends the effective date for general base rate proceedings for a period not to exceed nine months after the filing date to allow for investigation and public hearings. We cannot predict the timing or the ultimate outcome of the rate case review process.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Mountaineer. On February 3, 2026, WV Gas Utility submitted a base rate case filing with the WVPSC seeking a net revenue increase of $27, which consisted of an increase in base rates of $44 and a decrease in the IREP rates of $17 annually. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service. WV Gas Utility requested the new gas rates become effective March 5, 2026. WV Gas Utility expects the WVPSC to enter an order suspending the effective date for the rate increase to allow for a full review of the filing and public hearings. Unless a settlement is reached sooner, the review process is expected to last up to 270 days from the date of filing. The Company cannot predict the timing or the ultimate outcome of the rate case review process.

On July 31, 2025, WV Gas Utility submitted its 2025 IREP filing to the WVPSC requesting recovery of $24, an increase of $5, for costs associated with capital investments after December 31, 2022, that total $274, including $77 in calendar year 2026. The filing included capital investments totaling $445 over the 2026 - 2030 period. On December 17, 2025, the WVPSC issued an order approving WV Gas Utility’s request, with new rates effective January 1, 2026.

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

Note 8 — Debt

Significant Financing Activities

The following significant financing activities occurred during Fiscal 2026.

Utilities

UGI Utilities Senior Notes. In July 2025, UGI Utilities entered into a note purchase agreement with a consortium of lenders. Pursuant to the note purchase agreement, in November 2025, UGI Utilities issued $150 aggregate principal amount of 5.10% Senior Notes due November 15, 2030, and $125 aggregate principal amount of 5.68% Senior Notes due November 15, 2035. UGI Utilities used the net proceeds from the issuance of these senior notes to (1) repay the $100 outstanding principal balance of the 1.59% Senior Notes, due June 2026 and $75 outstanding principal balance of the 1.64% Senior Notes, due September 2026; (2) reduce short-term borrowings; and (3) for general corporate purposes. These senior notes are unsecured and rank equally with UGI Utilities’ existing outstanding senior debt. The note purchase agreement contains customary covenants and default provisions and requires compliance with certain financial covenants including a leverage ratio and priority debt ratio as defined in the agreement.

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

UGI Corporation

UGI Corporation Senior Notes. The Company has $700 aggregate principal amount of outstanding 5.00% UGI Corporation Senior Notes due June 2028. The UGI Corporation Senior Notes are convertible subject to the occurrence of certain events and circumstances.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Upon conversion, the Company will pay cash up to the aggregate principal amount of the UGI Corporation Senior Notes. For the remainder of the amount in excess of the aggregate principal amount, if applicable, the Company will have the sole right to elect the settlement method upon conversion which can be either entirely in cash, shares or in a combination of cash and shares of its common stock. The default settlement method as defined in the agreement is a combination settlement with a specified dollar amount of $1,000 per $1,000 principal of the UGI Corporation Senior Notes, and any incremental value settled in shares of the Company’s common stock. The initial conversion rate is 36.2319 shares of the Company’s common stock per $1,000 principal amount of the UGI Corporation Senior Notes, which represents an initial conversion price of approximately $27.60 per share of the Company’s common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

As of December 31, 2025, an early conversion condition associated with the market price of the Company’s common stock was met. Accordingly, pursuant to an indenture dated June 11, 2024, the UGI Corporation Senior Notes are convertible at the option of the noteholders, in whole or in part, from January 1, 2026 through March 31, 2026.

Because the Company must pay noteholders cash up to the aggregate principal amount and noteholders can convert at their sole election beginning January 1, 2026 through March 31, 2026, the Company classified the entire $700 principal amount (net of unamortized debt issuance costs of $11) of the UGI Corporation Senior Notes in "Current maturities of long-term debt" on the December 31, 2025 Condensed Consolidated Balance Sheet.

Whether the UGI Corporation Senior Notes will become convertible in subsequent periods after March 31, 2026 will depend on the future occurrence of early conversion conditions. If none of the conversion conditions are met in future quarters, the UGI Corporation Senior Notes will revert to classification as "Long-term debt" on the Condensed Consolidated Balance Sheet.

The Company cannot predict whether noteholders will elect to convert during the conversion period ending March 31, 2026. Whether noteholders elect to convert will depend on various factors including market conditions and the secondary market trading price of the UGI Corporation Senior Notes relative to the value of early conversion. Historically, the secondary market trading price has exhibited a premium over the value of early conversion, indicating economic value to not requesting an early conversion. The Company cannot predict if these conditions will continue. As described in the Company's 2025 Annual Report, the Company has a $300 revolving credit facility, the borrowings of which, if any, can be used solely to fund the cash consideration in the event of conversion by noteholders. This credit facility is scheduled to expire in August 2026, and the Company has the option, subject to meeting certain conditions, to convert and extend the credit facility borrowings into a one year term loan. In addition, the Company has $187 of unused borrowing capacity under its existing $475 revolving credit facility and access to additional liquidity via subsidiaries to fund any additional cash consideration, if needed, in the event of early conversion by noteholders. To-date, no noteholders have elected to convert their notes.

For the three months ended December 31, 2025, the Company recognized $10 of interest expense, related to the UGI Corporation Senior Notes at the effective interest rate of 5.73%.

We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar type debt (Level 2). The estimated fair values of the UGI Corporation Senior Notes were $994 and $894 at December 31, 2025 and September 30, 2025, respectively.

See the Company’s 2025 Annual Report for additional information on our UGI Corporation Senior Notes.

Supplemental Cash Flow Information

The Company regularly uses its credit facilities (other than the UGI Corporation 2025 Credit Agreement) and, in the case of Energy Services, the Receivables Facility, to support its working capital needs with borrowings of $591 and repayments of $636 during the three months ended December 31, 2025.

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
UGI Utilities is subject to a COA with the PADEP to address the remediation of specified former MGP sites in Pennsylvania, which is scheduled to terminate at the end of 2035. In accordance with the COA, UGI Utilities is required to either obtain a certain number of points per calendar year based on defined eligible environmental investigatory and/or remedial activities at the MGPs, or make expenditures for such activities in an amount equal to an annual environmental minimum expenditure threshold. The annual minimum expenditure threshold of the COA is $5. At December 31, 2025, September 30, 2025 and December 31, 2024, our aggregate estimated accrued liabilities for environmental investigation and remediation costs related to the COA totaled $63, $63 and $52, respectively.

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

Regarding these pending claims and legal actions, other than as disclosed above, the Company does not believe, at this early stage, that there is sufficient information available to reasonably estimate a range of loss, if any, or conclude that the final outcome of these matters will or will not have a material effect on our financial statements.

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
(Currency in millions, except per share amounts and where indicated otherwise)
Note 10 — Fair Value Measurements

Recurring Fair Value Measurements

The following table presents, on a gross basis, our financial assets and liabilities, including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
December 31, 2025:
Derivative instruments:
Assets:
Commodity contracts	$68	$13	$—	$81
Foreign currency contracts	$—	$2	$—	$2
Liabilities:
Commodity contracts	$(66)	$(73)	$—	$(139)
Foreign currency contracts	$—	$(14)	$—	$(14)
Interest rate contracts	$—	$(10)	$—	$(10)
Non-qualified supplemental postretirement grantor trust investments (a)	$36	$—	$—	$36
September 30, 2025:
Derivative instruments:
Assets:
Commodity contracts	$85	$11	$—	$96
Foreign currency contracts	$—	$1	$—	$1
Liabilities:
Commodity contracts	$(72)	$(61)	$—	$(133)
Foreign currency contracts	$—	$(19)	$—	$(19)
Interest rate contracts	$—	$(12)	$—	$(12)
Non-qualified supplemental postretirement grantor trust investments (a)	$35	$—	$—	$35
December 31, 2024:
Derivative instruments:
Assets:
Commodity contracts	$130	$33	$—	$163
Foreign currency contracts	$—	$33	$—	$33
Interest rate contracts	$—	$5	$—	$5
Liabilities:
Commodity contracts	$(98)	$(14)	$—	$(112)
Foreign currency contracts	$—	$(1)	$—	$(1)
Interest rate contracts	$—	$(9)	$—	$(9)
Non-qualified supplemental postretirement grantor trust investments (a)	$44	$—	$—	$44
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

	December 31, 2025	September 30, 2025	December 31, 2024
Carrying amount	$6,822	$6,701	$6,907
Estimated fair value	$7,002	$6,777	$6,523

Financial instruments other than derivative instruments, such as short-term investments and trade accounts receivable, could expose us to concentrations of credit risk. We limit credit risk from short-term investments by investing only in investment-grade commercial paper, money market mutual funds, securities guaranteed by the U.S. Government or its agencies and FDIC insured bank deposits. The credit risk arising from concentrations of trade accounts receivable is limited because we have a large customer base that extends across many different U.S. markets and a number of foreign countries. See Note 11 for information regarding concentrations of credit risk associated with our derivative instruments.

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

The remainder of our long-term debt is typically issued at fixed rates of interest. As this long-term debt matures, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into IRPAs. We account for IRPAs as cash flow hedges. There were no unsettled IRPAs during any of the periods presented. At December 31, 2025, the amount of pre-tax net (gains) losses associated with interest rate hedges expected to be reclassified into earnings during the next twelve months is $8.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Our euro-denominated long-term debt has also been designated as net investment hedges, representing a portion of our UGI International euro-denominated net investment. We recognized pre-tax gains (losses) associated with these net investment hedges in the cumulative translation adjustment component in AOCI of $(1) and $55 during the three months ended December 31, 2025 and 2024, respectively.

Quantitative Disclosures Related to Derivative Instruments

The following table summarizes by derivative type the gross notional amounts related to open derivative contracts at December 31, 2025, September 30, 2025 and December 31, 2024, and the final settlement dates of the Company's open derivative contracts as of December 31, 2025, but excluding those derivatives that qualified for the NPNS exception:

			Notional Amounts (in millions)
Type	Units	Settlements Extending Through	December 31, 2025	September 30, 2025	December 31, 2024
Commodity Price Risk:
Regulated Utility Operations
PA Gas Utility NYMEX natural gas futures and option contracts	Dekatherms	September 2026	19	28	22
Non-utility Operations
LPG swaps	Gallons	September 2028	504	608	410
Natural gas futures, forward, basis swap, options and pipeline contracts	Dekatherms	March 2030	248	237	310
Electricity forward and futures contracts	Kilowatt hours	January 2029	1,126	929	1,031
Interest Rate Risk:
Interest rate swaps	Euro	March 2026	€300	€300	€300
Interest rate swaps	USD	September 2028	$1,439	$1,443	$1,228
Foreign Currency Exchange Rate Risk:
Forward foreign currency exchange contracts	USD	September 2028	$410	$500	$299
Net investment hedge forward foreign exchange contracts	Euro	December 2026	€106	€106	€181

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
We have concentrations of credit risk associated with derivative instruments and we evaluate the creditworthiness of our derivative counterparties on an ongoing basis. At December 31, 2025, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was $83. In general, many of our over-the-counter derivative instruments and all exchange contracts call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At December 31, 2025, we had received cash collateral from derivative instrument counterparties totaling $4. In addition, we may have offsetting derivative liabilities and certain accounts payable balances with certain of these counterparties, which further

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
mitigates the previously mentioned maximum amount of losses. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At December 31, 2025, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Fair Value of Derivative Instruments

The following table presents the Company’s derivative assets and liabilities by type, as well as the effects of offsetting:

	December 31, 2025	September 30, 2025	December 31, 2024
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	$2	$1	$19
Interest rate contracts	—	—	5
	2	1	24
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	1	3	6
Derivatives not designated as hedging instruments:
Commodity contracts	80	93	157
Foreign currency contracts	—	—	14
	80	93	171
Total derivative assets — gross	83	97	201
Gross amounts offset in the balance sheet	(57)	(65)	(83)
Cash collateral received	(4)	(2)	(31)
Total derivative assets — net	$22	$30	$87
Derivative liabilities:
Derivatives designated as hedging instruments:
Interest rate contracts	$(10)	$(12)	$(9)
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	(7)	(8)	—
Derivatives not designated as hedging instruments:
Commodity contracts	(132)	(125)	(112)
Foreign currency contracts	(14)	(19)	(1)
	(146)	(144)	(113)
Total derivative liabilities — gross	(163)	(164)	(122)
Gross amounts offset in the balance sheet	57	65	83
Cash collateral pledged	25	19	4
Total derivative liabilities — net	$(81)	$(80)	$(35)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Effects of Derivative Instruments

The following tables provide information on the effects of derivative instruments on the Condensed Consolidated Statements of Income and changes in AOCI:

Three Months Ended December 31,:
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income		Location of Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:	2025	2024	2025	2024
Interest rate contracts	$4	$20	$1	$2	Interest expense

Net Investment Hedges:
Foreign currency contracts	$1	$13

	Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2025	2024	Location of Gain (Loss) Recognized in Income
Commodity contracts	$—	$(1)	Revenues
Commodity contracts	(29)	69	Cost of sales
Commodity contracts	—	(1)	Other operating expense (income), net
Foreign currency contracts	2	25	Other non-operating income (expense), net
Total	$(27)	$92

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 12 — Accumulated Other Comprehensive Income (Loss)

The tables below present changes in AOCI, net of tax:

Three Months Ended December 31, 2025	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2025	$23	$(15)	$(181)	$(173)
Other comprehensive income (loss) before reclassification adjustments	—	3	3	6
Amounts reclassified from AOCI	—	(1)	—	(1)
Other comprehensive income (loss) attributable to UGI	—	2	3	5
AOCI — December 31, 2025	$23	$(13)	$(178)	$(168)

Three Months Ended December 31, 2024	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2024	$10	$(23)	$(240)	$(253)
Other comprehensive income (loss) before reclassification adjustments	—	15	(72)	(57)
Amounts reclassified from AOCI	(1)	(2)	—	(3)
Other comprehensive income (loss) attributable to UGI	(1)	13	(72)	(60)
AOCI — December 31, 2024	$9	$(10)	$(312)	$(313)

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

The accounting policies of our reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s 2025 Annual Report. Our Chief Executive Officer, who serves as the CODM, measures segment profitability based on “earnings before interest expense and income taxes.” The CODM uses this financial metric by comparing current period results to budgeted and prior year results at the reportable segment level to assess the segment performance and to allocate resources between the segments.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
The following tables provide information about the Company’s reportable segments and the reconciliation to corresponding consolidated amounts:

Three Months Ended December 31, 2025	Total	Eliminations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other (d)
Revenues from external customers	$2,083	$—	$571	$337	$575	$600	$—
Intersegment revenues	—	(110)	20	90	—	—	—
Cost of sales	1,012	(110)	281	288	291	251	11
Operating and administrative expenses (b)	520	(24)	108	35	134	244	23
Depreciation and amortization	140	—	47	21	29	44	(1)
Income (loss) from equity investees	4	—	—	4	—	—	—
Other segment income (loss) (c)	47	(28)	2	1	3	11	58
Earnings before interest expense and income taxes	462	(4)	157	88	124	72	25
Interest expense	(111)	4	(29)	(14)	(11)	(38)	(23)
Income tax benefit (expense)	(54)	—	(30)	(13)	(10)	(10)	9
Net income attributable to UGI	$297	$—	$98	$61	$103	$24	$11
Capital expenditures (including the effects of accruals)	$191	$—	$133	$17	$11	$30	$—
As of December 31, 2025
Total assets	$15,815	$(341)	$6,708	$3,291	$3,028	$2,937	$192

Three Months Ended December 31, 2024	Total	Eliminations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other (d)
Revenues from external customers	$2,030	$—	$470	$296	$638	$627	$(1)
Intersegment revenues	—	(86)	15	71	—	—	—
Cost of sales	923	(86)	204	229	374	280	(78)
Operating and administrative expenses (b)	497	(26)	98	29	134	236	26
Depreciation and amortization	138	—	44	20	29	45	—
Income (loss) from equity investees	3	—	—	4	(1)	—	—
Other segment income (loss) (c)	44	(25)	2	2	10	8	47
Earnings before interest expense and income taxes	519	1	141	95	110	74	98
Interest expense	(102)	—	(26)	(12)	(10)	(33)	(21)
Income tax benefit (expense)	(42)	—	(26)	6	—	(87)	65
Net income (loss) attributable to UGI	$375	$1	$89	$89	$100	$(46)	$142
Capital expenditures (including the effects of accruals)	$175	$—	$106	$32	$14	$23	$—
As of December 31, 2024
Total assets	$15,412	$(220)	$6,183	$3,321	$2,835	$3,082	$211
(a)Represents the elimination of intersegment transactions principally among Midstream & Marketing, Utilities and AmeriGas Propane.
(b)For the Utilities reportable segment, operating and administrative expenses less revenue-related taxes (i.e., gross receipts and business occupation taxes) is considered a significant segment expense and was $100 and $91 for the three months ended December 31, 2025 and 2024, respectively.
(c)Excluding Corporate & Other, other segment items principally represent other operating and non-operating income and expenses.
(d)Corporate & Other includes specific items attributable to our reportable segments that are not included in the segment profit measures used by our CODM. The following table presents such pre-tax gains (losses) which have been included in Corporate & Other, and the reportable segments to which they relate, for the three months ended December 31, 2025 and 2024:

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Three Months Ended December 31, 2025	Location on Income Statement	Midstream & Marketing	UGI International	AmeriGas Propane
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Cost of sales	$(2)	$1	$(10)
Unrealized gains (losses) on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$5	$—
Gain on disposals of businesses	Loss (gain) on disposals of businesses	$—	$27	$—
Interest income from intersegment loan	Other operating expense (income), net	$—	$4	$—

Three Months Ended December 31, 2024	Location on Income Statement	Midstream & Marketing	UGI International	AmeriGas Propane
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Revenues	$(1)	$—	$—
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Cost of sales	$59	$12	$7
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Other operating expense (income), net	$—	$1	$—
Unrealized gains (losses) on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$22	$—

UGI CORPORATION AND SUBSIDIARIES

(Currency in millions, except per share amounts and where indicated otherwise)

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you against relying on any forward-looking statement as these statements are subject to risks and uncertainties that may cause actual results to vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind those factors set forth in Item 1A. Risk Factors in the Company’s 2025 Annual Report and the following important factors that could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) weather conditions (including increasingly uncertain weather patterns due to climate change) resulting in reduced demand, the seasonal nature of our business, and disruptions in our operations and supply chain; (2) cost volatility and availability of energy products, including propane and other LPG, natural gas, and electricity, as well as the availability of LPG cylinders, and the capacity to transport product to our customers; (3) changes in domestic and foreign laws and regulations, including safety, health, tax, transportation, consumer protection, data privacy, accounting, trade restrictions and policies, such as tariffs and related sanctions, and environmental matters, such as regulatory responses to climate change; (4) inability to timely recover costs through utility rate proceedings; (5) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (6) adverse labor relations and our ability to address existing or potential workforce shortages; (7) the impact of pending and future legal or regulatory proceedings, inquiries or investigations; (8) competitive pressures from the same and alternative energy sources; (9) failure to acquire new customers or retain current customers, thereby reducing or limiting any increase in revenues; (10) liability for environmental claims; (11) customer, counterparty, supplier, or vendor defaults; (12) liability for uninsured claims and for claims in excess of insurance coverage, including those for personal injury and property damage arising from explosions, acts of war, terrorism, natural disasters, pandemics, and other catastrophic events that may result from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas and LPG in all forms; (13) transmission or distribution system service interruptions; (14) political, regulatory and economic conditions in the United States, Europe and other foreign countries, including uncertainties related to the war between Russia and Ukraine, the conflict in the Middle East, the European energy crisis, the adoption and expansion of tariffs or other trade restrictions and policies, and foreign currency exchange rate fluctuations (particularly the euro); (15) credit and capital market conditions, including reduced access to capital markets and interest rate fluctuations; (16) changes in commodity market prices resulting in significantly higher cash collateral requirements; (17) impacts of our indebtedness and the restrictive covenants in our debt agreements; (18) reduced distributions from subsidiaries impacting the ability to pay dividends or service debt; (19) changes in Marcellus and Utica Shale gas production; (20) the success of our strategic initiatives and investments intended to advance our business strategy; (21) our ability to successfully integrate acquired businesses and achieve anticipated synergies; (22) the interruption, disruption, failure, malfunction, or breach of our information technology systems, and those of our third-party vendors or service providers, including due to cyber attack; (23) the inability to complete pending or future energy infrastructure projects; (24) our ability to attract, develop, retain and engage key employees; (25) uncertainties related to global pandemics; (26) the impact of a material impairment of our assets, (27) the impact of proposed or future tax legislation; (28) the impact of changes in governmental policies related to tariffs, reciprocal and retaliatory tariffs, and other tariff-related measures, trade agreements, or policies; (29) the impact of declines in the stock market or bond market, and a low interest rate environment, on our pension liability; (30) our ability to protect our intellectual property; (31) our ability to overcome supply chain issues that may result in delays or shortages in, as well as increased costs of, equipment, materials or other resources that are critical to our business operations; and (32) our ability to control operating costs and realize cost savings.

These factors, and those factors set forth in Item 1A. Risk Factors in the Company’s 2025 Annual Report, are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. Any forward-looking statement speaks only as of the date on which such statement is made. We undertake no obligation (and expressly

UGI CORPORATION AND SUBSIDIARIES

(Currency in millions, except per share amounts and where indicated otherwise)

disclaim any obligation) to update publicly any forward-looking statement, whether as a result of new information or future events, except as required by the federal securities laws.

ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Company’s results of operations for the 2025 three-month period with the 2024 three-month period. Our analysis of results of operations should be read in conjunction with the segment information included in Note 13 to Condensed Consolidated Financial Statements.

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

UGI International. In January 2026, the Company’s Board of Directors authorized and management executed agreements to sell our LPG distribution businesses in Czech Republic, Hungary, Poland, Slovakia and Romania. The transactions are subject to customary closing conditions and are expected to be finalized by the third quarter of Fiscal 2026. During the second quarter of Fiscal 2026, the conditions to present these businesses as assets held for sale will have been met and management expects to recognize an expected loss, with the amount of such expected loss subject to management’s completion of the required allocation of goodwill to these businesses.

In November 2025, UGI International, through a wholly-owned subsidiary, completed the sale of Flaga, its LPG distribution business in Austria. In conjunction with the sale, during the first quarter of Fiscal 2026, the Company recorded a pre-tax gain of $25.

In October 2025, UGI International, through a wholly-owned subsidiary, completed the sale of its cylinder business in the United Kingdom. During the first quarter of Fiscal 2026, a pre-tax gain on the sale of $2 was recorded.

See Note 5 to Condensed Consolidated Financial Statements for additional information.

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

UGI CORPORATION AND SUBSIDIARIES

(Currency in millions, except per share amounts and where indicated otherwise)

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
The following tables reflect the adjustments referred to above and reconcile net income (loss) attributable to UGI Corporation, the most directly comparable GAAP measure, to adjusted net income (loss) attributable to UGI Corporation, and reconcile diluted earnings (loss) per share, the most directly comparable GAAP measure, to adjusted diluted earnings (loss) per share:

Adjusted net income attributable to UGI Corporation:	Three Months Ended December 31,
	2025	2024
Utilities	$98	$89
Midstream & Marketing	61	89
UGI International	103	100
AmeriGas Propane	24	(46)
Corporate & Other (a)	11	143
Net income attributable to UGI Corporation	297	375
Net losses (gains) on commodity derivative instruments not associated with current-period transactions (net of tax of $1 and $14, respectively)	12	(64)
Unrealized losses (gains) on foreign currency derivative instruments (net of tax of $1 and $6, respectively)	(4)	(16)
Loss (gain) on disposals of businesses (net of tax of $1 and $0, respectively)	(26)	—
Total adjustments (a) (b)	(18)	(80)
Adjusted net income attributable to UGI Corporation	$279	$295

	Three Months Ended December 31,
Adjusted diluted earnings per share:	2025	2024
Utilities	$0.44	$0.41
Midstream & Marketing	0.28	0.41
UGI International	0.47	0.46
AmeriGas Propane	0.11	(0.21)
Corporate & Other (a)	0.04	0.67
Diluted earnings per share	1.34	1.74
Net losses (gains) on commodity derivative instruments not associated with current-period transactions	0.06	(0.30)
Unrealized losses (gains) on foreign currency derivative instruments	(0.02)	(0.07)
Loss (gain) on disposals of businesses	(0.12)	—
Total adjustments (a)	(0.08)	(0.37)
Adjusted diluted earnings per share	$1.26	$1.37

(a)Corporate & Other includes certain adjustments made to our reporting segments in arriving at net income attributable to UGI Corporation. These adjustments have been excluded from the segment results to align with the measure used by our CODM in assessing segment performance and allocating resources. See Note 13 to Condensed Consolidated Financial Statements for additional information related to these adjustments, as well as other items included within Corporate & Other.
(b)Income taxes associated with pre-tax adjustments determined using statutory business unit tax rates.

UGI CORPORATION AND SUBSIDIARIES

(Currency in millions, except per share amounts and where indicated otherwise)

Executive Overview

2025 three-month period compared with 2024 three-month period

Net income attributable to UGI Corporation for the 2025 three-month period was $297 (equal to $1.34 per diluted share) compared to $375 (equal to $1.74 per diluted share) for the 2024 three-month period. These results include net gains (losses) from changes in unrealized commodity derivative instruments and certain foreign currency derivative instruments of $(8) and $80 during the 2025 and 2024 three-month periods, respectively.

Net income attributable to UGI Corporation for the 2025 three-month period also includes a $26 net gain on disposals of certain non-core assets from our LPG business at UGI International.

Adjusted net income attributable to UGI Corporation for the 2025 three-month period was $279 (equal to $1.26 per diluted share) compared to $295 (equal to $1.37 per diluted share) for the 2024 three-month period. The decrease in adjusted net income attributable to UGI Corporation for the 2025 three-month period reflects lower earnings contributions from our Midstream & Marketing segment, partially offset by higher earnings contributions from the Utilities and UGI International segments. In addition, the decrease in adjusted net income during the 2025 three-month period also reflects higher income tax expenses primarily related to a decrease in investment tax credits in our Midstream & Marketing segment and lower release of a valuation allowance on deferred tax assets expected to be utilized in the current year in our UGI International segment. During the 2025 three-month period, temperatures in all of our segments were colder than the prior-year period.

Utilities’ adjusted net income attributable to UGI Corporation increased $9 during the 2025 three-month period. The increase was largely attributable to higher total margin, partially offset by higher operating and administrative expenses.

Midstream & Marketing’s adjusted net income attributable to UGI Corporation decreased $28 during the 2025 three-month period, primarily attributable to higher income tax expenses.

UGI International’s adjusted net income attributable to UGI Corporation increased $3 during the 2025 three-month period. The increase is mainly attributable to higher total margin that was substantially offset by higher income tax expenses.

AmeriGas Propane’s adjusted net income attributable to UGI Corporation increased $70 during the 2025 three-month period, primarily reflecting significantly lower income tax expenses and, to a much lesser extent, lower operating and administrative expenses.

Analysis of Segment Results

2025 Three-Month Period Compared with the 2024 Three-Month Period
Utilities

For the three months ended December 31,	2025	2024	Increase (Decrease)
Revenues	$591	$485	$106	22%
Total margin (a)	$302	$274	$28	10%
Operating and administrative expenses (a)	$100	$91	$9	10%
Operating income	$155	$138	$17	12%
Earnings before interest expense and income taxes	$157	$141	$16	11%
Gas Utility system throughput—bcf
Core market	36	31	5	16%
Total	101	98	3	3%
Electric Utility distribution sales - gwh	250	242	8	3%
Gas Utility degree days—% colder (warmer) than normal (b)	16.8%	(3.2)%	—	—
(a)Total margin represents revenues less cost of sales and revenue-related taxes (i.e., gross receipts and business and occupation taxes) of $8 and $7 during the 2025 and 2024 three-month periods, respectively. For financial statement

UGI CORPORATION AND SUBSIDIARIES

(Currency in millions, except per share amounts and where indicated otherwise)

purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating and administrative expenses presented above).
(b)Deviation from average heating degree days is determined on a 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for airports located within Gas Utility’s service territories.

Temperatures in Gas Utility’s service territories during the 2025 three-month period were 16.8% colder than normal and 21.0% colder than the prior-year period. Gas Utility core market volumes increased 16% during the 2025 three-month period, principally reflecting the impact from the colder weather compared to the prior-year period. Total Gas Utility volume increased 3% during the 2025 three-month period, reflecting the increase in core market volumes that was partially offset by lower large firm delivery service volumes. The increase in Electric Utility distribution sales volumes is primarily attributable to the impact from the colder weather compared to the prior-year period.
Utilities revenues increased $106 during the 2025 three-month period, primarily reflecting higher Gas Utility revenues ($103). The increase in Gas Utility revenues was largely attributable to the higher core market volumes, the increase in the PA Gas Utility base rates, effective October 2025, higher PGC and PGA rates and higher off-system sales. These increases were partially offset by the effects of the weather normalization adjustments. The increase in Electric Utility revenues ($3) in the 2025 three-month period is principally attributable to the higher DS rates and higher volumes.

Utilities cost of sales increased $78 during the 2025 three-month period, primarily reflecting higher Gas Utility cost of sales ($76). The increase in Gas Utility cost of sales was largely attributable to the higher core market volumes, higher PGC and PGA rates and higher cost of sales associated with off-system sales. The increase in Electric Utility cost of sales ($2) is principally attributable to the higher DS rates and higher sales volumes.

Utilities total margin increased $28 during the 2025 three-month period, primarily reflecting higher Gas Utility total margin ($27). The increase in Gas Utility total margin principally reflects the higher core market volumes and the increase in the PA Gas Utility base rates, effective October 2025, partially offset by the effects of the weather normalization adjustments. Electric Utility margin was comparable to the prior-year period.

Utilities operating income increased $17 during the 2025 three-month period. This increase largely reflects the increase in total margin ($28), partially offset by higher operating and administrative expenses ($9) and higher depreciation expense ($3). The higher operating and administrative expenses reflect, among other things, higher personnel and maintenance expenses. The higher depreciation expense compared to the prior-year period reflects the effects of continued distribution system capital expenditure activity.

Utilities earnings before interest expense and income taxes increased $16 during the 2025 three-month period, principally representing the increase in operating income ($17).

Midstream & Marketing

For the three months ended December 31,	2025	2024	Increase (Decrease)
Revenues	$427	$367	$60	16%
Total margin (a)	$139	$138	$1	1%
Operating and administrative expenses	$35	$29	$6	21%
Operating income	$84	$91	$(7)	(8)%
Earnings before interest expense and income taxes	$88	$95	$(7)	(7)%
(a)Total margin represents revenues less cost of sales.

Average temperatures across Midstream & Marketing’s energy marketing territory during the 2025 three-month period were 14.1% colder than normal and 17.5% colder than the prior-year period.

Midstream & Marketing revenues increased $60 during the 2025 three-month period, primarily reflecting higher revenues from natural gas marketing activities ($50), including the effects of capacity management activities, that were primarily impacted by the colder weather.

UGI CORPORATION AND SUBSIDIARIES

(Currency in millions, except per share amounts and where indicated otherwise)

Midstream & Marketing cost of sales increased $59 during the 2025 three-month period, primarily reflecting higher natural gas costs ($50) related to the previously mentioned natural gas marketing activities.

Midstream & Marketing total margin during the 2025 three-month period was comparable to the prior-year period, as the effect of the colder weather was substantially offset by higher pipeline transportation costs.

Midstream & Marketing operating income during the 2025 three-month period decreased $7 compared to the prior-year period, mainly reflecting higher operating and administrative expenses ($6). The increase in operating and administrative expenses was primarily due to higher compensation expenses and higher operating expenses related to certain projects placed in service in September 2025.

Midstream & Marketing earnings before interest expense and income taxes during the 2025 three-month period decreased $7 compared to the prior-year period, representing the decrease in operating income ($7).

UGI International

For the three months ended December 31,	2025	2024	Increase (Decrease)
Revenues	$575	$638	$(63)	(10)%
Total margin (a)	$284	$264	$20	8%
Operating and administrative expenses	$134	$134	$—	—%
Operating income	$127	$106	$21	20%
Earnings before interest expense and income taxes	$124	$110	$14	13%
LPG retail gallons sold (millions)	195	218	(23)	(11)%
Degree days—% (warmer) than normal (b)	(0.7)%	(3.5)%	—	—
(a)Total margin represents revenues less cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data at locations in our UGI International service territories.

Average temperatures during the 2025 three-month period were 0.7% warmer than normal and 0.6% colder than the prior-year period. Total LPG retail gallons sold during the 2025 three-month period decreased 11% compared to the prior-year period, largely attributable to the impacts from the divestitures of certain non-core LPG businesses, lower crop drying campaigns and continued structural conservation, partially offset by higher residential volumes sold.

UGI International base-currency results are translated into USD based upon exchange rates experienced during the reporting periods. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During the 2025 and 2024 three-month periods, the average unweighted euro-to-USD translation rates were approximately $1.16 and $1.07, respectively, and the average unweighted British pound sterling-to-USD translation rates were approximately $1.33 and $1.28, respectively. Fluctuations in these foreign currency exchange rates can have a significant impact on the individual financial statement components discussed below. The Company uses forward foreign currency exchange contracts entered into over multi-year periods to reduce the volatility in earnings that may result from such changes in foreign currency exchange rates. These forward foreign currency exchange contracts resulted in realized net gains (losses) of $(3) and $4 in the 2025 and 2024 three-month periods, respectively.

Average wholesale prices for propane and butane during the 2025 three-month period in northwest Europe were approximately 28.6% and 21.6% lower, respectively, compared with the prior-year period. UGI International revenues and cost of sales decreased $63 and $83, respectively, during the 2025 three-month period compared to the prior-year period. The decrease in revenues was primarily attributable to the lower LPG retail volumes sold and, to a lesser extent, lower LPG price, partially offset by the translation effects of the stronger foreign currencies (approximately $48). The decrease in cost of sales was mainly attributable to lower LPG product costs and the lower LPG retail volumes sold, partially offset by the translation effects of the stronger foreign currencies (approximately $24).

UGI International total margin increased $20 during the 2025 three-month period, primarily reflecting the effects of higher average unit margins in the 2025 three-month period and the translation effects of the stronger foreign currencies (approximately $24), partially offset by the lower LPG retail volumes sold.

UGI CORPORATION AND SUBSIDIARIES

(Currency in millions, except per share amounts and where indicated otherwise)

UGI International operating income increased $21 during the 2025 three-month period, principally reflecting the increase in total margin ($20). Operating and administrative expenses during the 2025 three-month period were comparable to the prior-year period as the impacts from the divestitures of certain non-core LPG businesses and lower distribution and maintenance expenses were substantially offset by the translation effects of the stronger foreign currencies (approximately $13).
UGI International earnings before interest expense and income taxes increased $14 during the 2025 three-month period. This increase largely reflects the $21 increase in operating income, partially offset by lower realized gains on foreign currency exchange contracts ($7) entered into in order to reduce volatility in UGI International earnings resulting from the effects of changes in foreign currency exchange rates.
AmeriGas Propane

For the three months ended December 31,	2025	2024	Increase (Decrease)
Revenues	$600	$627	$(27)	(4)%
Total margin (a)	$349	$347	$2	1%
Operating and administrative expenses	$244	$236	$8	3%
Operating income	$72	$74	$(2)	(3)%
Earnings before interest expense and income taxes	$72	$74	$(2)	(3)%
Retail gallons sold (millions)	205	204	1	—%
Degree days—% colder (warmer) than normal (b)	0.8%	(6.3)%	—	—
(a)Total margin represents total revenues less total cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for 344 regions in the U.S., excluding Alaska and Hawaii.

Average temperatures during the 2025 three-month period were 0.8% colder than normal and 7.9% colder than the prior-year period. Total retail gallons sold were comparable to the prior-year period as the effects of colder weather in the Eastern U.S. were largely offset by (1) the warmer weather in the Western U.S.; (2) the sale of the LPG operations in Hawaii in September 2025; and (3) continuing customer attrition.

Average daily wholesale propane commodity prices during the 2025 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 14.0% lower than such prices during the 2024 three-month period. Total revenues decreased $27 during the 2025 three-month period primarily reflecting lower wholesale revenues ($12), the effects of lower average retail propane selling prices ($10) and lower fee income ($8).

Total cost of sales decreased $29 during the 2025 three-month period largely reflecting lower retail propane product costs ($16) and lower wholesale cost of sales ($12).

AmeriGas Propane total margin increased $2 during the 2025 three-month period as the impact from higher average retail propane unit margins ($7) was largely offset by lower fee income ($6).

AmeriGas Propane operating income decreased $2 during the 2025 three-month period, primarily reflecting higher operating and administrative expenses ($8), partially offset by the increase in total margin ($2) and higher gains on sales of fixed assets ($3). The increase in operating and administrative expenses primarily reflects higher compensation and advertising expenses.

AmeriGas Propane earnings before interest expense and income taxes decreased $2 during the 2025 three-month period, representing the decrease in operating income ($2).

Interest Expense and Income Taxes

Our consolidated interest expense during the 2025 three-month period was $111 compared to $102 during the 2024 three-month period. The increase in interest expense principally reflects the effects of higher interest rates on long-term debt, partially offset by lower average long-term debt outstanding at AmeriGas Propane during the 2025 three-month period.

UGI CORPORATION AND SUBSIDIARIES

(Currency in millions, except per share amounts and where indicated otherwise)

The increase in the Company’s income tax rate for the 2025 three-month period principally reflects a decrease in investment tax credits in our Midstream & Marketing segment and a decrease in release of a valuation allowance on deferred tax assets expected to be utilized by our UGI International segment.

FINANCIAL CONDITION AND LIQUIDITY

The Company expects to have sufficient liquidity including cash on hand and available borrowing capacity, to continue to support long-term commitments and ongoing operations. Our total available liquidity balance, comprising cash and cash equivalents and available borrowing capacity on our revolving credit facilities, totaled approximately $1.6 billion at both December 31, 2025 and September 30, 2025.

As of December 31, 2025, “Current maturities of long-term debt” on the Condensed Consolidated Balance Sheet principally comprises (1) $100 outstanding principal balance of the UGI Utilities, 2.95% Senior Notes, due June 2026; and (2) $700 outstanding principal balance of the UGI Corporation Senior Notes due in 2028 which became eligible for early conversion requests from January 1, 2026 through March 31, 2026. The Company cannot predict whether noteholders will elect to convert during the conversion period. To-date, no noteholders have elected to convert their notes. As of December 31, 2025, the Company had $187 of unused borrowing capacity under its existing $475 revolving credit facility and access to additional liquidity via subsidiaries to fund any cash consideration, if needed, in the event of early conversion by noteholders. In addition, the Company has a $300 revolving credit facility, the borrowings of which, if any, can be used solely to fund the cash consideration in the event of conversion by noteholders. This credit facility is scheduled to expire in August 2026, and the Company has the option, subject to meeting certain conditions, to convert and extend the credit facility borrowings into a one year term loan. See "Significant Financing Activities" below and Note 8 to Condensed Consolidated Financial Statements for further information.

Except as disclosed, the Company does not have any senior notes or term loans maturing in the next twelve months. UGI and its subsidiaries were in compliance with all of its debt covenants as of December 31, 2025

We depend on both internal and external sources of liquidity to provide funds for working capital and to fund capital requirements. Our short-term cash requirements not met by cash from operations are generally satisfied with borrowings under credit facilities and, in the case of Midstream & Marketing, also from a Receivables Facility. Long-term cash requirements are generally met through the issuance of long-term debt, hybrid or equity securities. We believe that each of our business units has sufficient liquidity in the forms of cash and cash equivalents on hand; cash expected to be generated from operations; credit facility and Receivables Facility borrowing capacity; and the ability to obtain long-term financing to meet anticipated contractual and projected cash commitments. Issuances of debt, hybrid and equity securities in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

The primary sources of UGI’s cash and cash equivalents are the dividends and other cash payments made to UGI or its corporate subsidiaries by its principal business units. Our cash and cash equivalents totaled $251 at December 31, 2025, compared with $335 at September 30, 2025. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, at December 31, 2025 and September 30, 2025, UGI had $167 and $214 of cash and cash equivalents, respectively. Such cash is available to pay dividends on UGI Common Stock and for investment purposes.

UGI CORPORATION AND SUBSIDIARIES

(Currency in millions, except per share amounts and where indicated otherwise)

Long-term Debt and Credit Facilities

Long-term Debt

The Company’s debt outstanding at December 31, 2025 and September 30, 2025, comprises the following:

	December 31, 2025							September 30, 2025
	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corp & Other	Eliminations (a)	Total	Total
Short-term borrowings	$304	$22	$77	$38	$—	$—	$441	$486

Long-term debt (including current maturities):
Senior notes	$2,100	$—	$470	$1,555	$700	$—	$4,825	$4,724
Term loans	115	776	352	—	400	—	1,643	1,646
Other long-term debt	14	40	12	150	288	(150)	354	331
Unamortized debt issuance costs	(8)	(10)	(4)	(12)	(15)	—	(49)	(53)
Total long-term debt	$2,221	$806	$830	$1,693	$1,373	$(150)	$6,773	$6,648
Total debt	$2,525	$828	$907	$1,731	$1,373	$(150)	$7,214	$7,134
(a) Represents the elimination of the intersegment loan between UGI International to AmeriGas Partners.

Significant Financing Activities

The following significant financing activities occurred during Fiscal 2026. See Note 8 to Condensed Consolidated Financial Statements for additional information on these transactions.

UGI Utilities Senior Notes. In July 2025, UGI Utilities entered into a note purchase agreement with a consortium of lenders. Pursuant to the note purchase agreement, in November 2025, UGI Utilities issued $150 aggregate principal amount of 5.10% Senior Notes due November 15, 2030, and $125 aggregate principal amount of 5.68% Senior Notes due November 15, 2035. UGI Utilities used the net proceeds from the issuance of these senior notes to (1) repay the $100 outstanding principal balance of the 1.59% Senior Notes, due June 2026 and $75 outstanding principal balance of the 1.64% Senior Notes, due September 2026; (2) reduce short-term borrowings; and (3) for general corporate purposes.

UGI Corporation Senior Notes. The Company has $700 aggregate principal amount of outstanding 5.00% UGI Corporation Senior Notes due June 2028. The UGI Corporation Senior Notes are convertible subject to the occurrence of certain events and circumstances.

As of December 31, 2025, an early conversion condition associated with the market price of the Company’s common stock was met. Accordingly, pursuant to an indenture dated June 11, 2024, the UGI Corporation Senior Notes are convertible at the option of the noteholders, in whole or in part, from January 1, 2026 through March 31, 2026.

Because the Company must pay noteholders cash up to the aggregate principal amount and noteholders can convert at their sole election beginning January 1, 2026 through March 31, 2026, the Company classified the entire $700 principal amount (net of unamortized debt issuance costs of $11) of the UGI Corporation Senior Notes in "Current maturities of long-term debt" on the December 31, 2025 Condensed Consolidated Balance Sheet.

Whether the UGI Corporation Senior Notes will become convertible in subsequent periods after March 31, 2026 will depend on the future occurrence of early conversion conditions. If none of the conversion conditions are met in future quarters, the UGI Corporation Senior Notes will revert to classification as "Long-term debt" on the Condensed Consolidated Balance Sheet.

UGI CORPORATION AND SUBSIDIARIES

(Currency in millions, except per share amounts and where indicated otherwise)

The Company cannot predict whether noteholders will elect to convert during the conversion period ending March 31, 2026. Whether noteholders elect to convert will depend on various factors including market conditions and the secondary market trading price of the UGI Corporation Senior Notes relative to the value of early conversion. Historically, the secondary market trading price has exhibited a premium over the value of early conversion, indicating economic value to not requesting an early conversion. The Company cannot predict if these conditions will continue. As described in the Company's 2025 Annual Report, the Company has a $300 revolving credit facility, the borrowings of which, if any, can be used solely to fund the cash consideration in the event of conversion by noteholders. In addition, the Company has $187 of unused borrowing capacity under its existing $475 revolving credit facility and access to additional liquidity via subsidiaries to fund any additional cash consideration, if needed, in the event of early conversion by noteholders. To-date, no noteholders have elected to convert their notes.

Credit Facilities

Additional information related to the Company’s credit agreements can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 6 to Consolidated Financial Statements in the Company’s 2025 Annual Report.

Information about the Company’s principal credit agreements (excluding the Receivables Facility discussed below) as of December 31, 2025 and 2024, is presented in the table below.

	Total Capacity	Borrowings Outstanding	Letters of Credit and Guarantees Outstanding	Available Borrowing Capacity
As of December 31, 2025
AmeriGas OLP (a)	$171	$38	$2	$131
UGI International, LLC (b)	€500	€66	€—	€434
Energy Services	$300	$—	$—	$300
UGI Utilities	$375	$195	$—	$180
Mountaineer	$150	$109	$—	$41
UGI Corporation (c)	$475	$288	$—	$187
As of December 31, 2024
AmeriGas OLP (a)	$170	$69	$—	$101
UGI International, LLC (b)	€500	€110	€—	€390
Energy Services	$300	$—	$—	$300
UGI Utilities	$375	$115	$—	$260
Mountaineer	$150	$117	$—	$33
UGI Corporation (c)	$475	$282	$—	$193
(a)The maximum amount available for borrowing at any time under the AmeriGas Senior Secured Revolving Credit Facility is limited to the borrowing base valuation, as defined by the agreement.
(b)Permits UGI International, LLC or UGI International Holdings B.V. to borrow in euros or USD.
(c)Borrowings outstanding are classified as long-term debt on the balance sheet.

UGI CORPORATION AND SUBSIDIARIES

(Currency in millions, except per share amounts and where indicated otherwise)

The average daily and peak short-term borrowings under the Company’s principal credit agreements are as follows:

	For the three months ended		For the three months ended
	December 31, 2025		December 31, 2024
	Average	Peak	Average	Peak
AmeriGas OLP	$4	$57	$58	$85
UGI International, LLC	€36	€170	€111	€115
Energy Services	$—	$—	$—	$—
UGI Utilities	$209	$254	$167	$263
Mountaineer	$90	$109	$103	$118
UGI Corporation	$251	$288	$263	$640

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

At December 31, 2025, the outstanding balance of ESFC trade receivables was $108, $22 of which were sold to the bank. At December 31, 2024, the outstanding balance of ESFC trade receivables was $82, none of which was sold to the bank. During the three months ended December 31, 2025, peaks sales of receivables was $63 and average daily amounts sold were $8. There were no sales of receivables under the Receivables Facility during the three months ended December 31, 2024.

Dividends and Repurchases of Common Stock
On November 20, 2025, UGI’s Board of Directors declared a cash dividend equal to $0.375 per common share. The dividend was paid on January 1, 2026, to shareholders of record on December 15, 2025. On February 4, 2026, UGI’s Board of Directors declared a cash dividend equal to $0.375 per common share. The dividend will be payable on April 1, 2026, to shareholders of record on March 16, 2026.
Pursuant to the UGI share repurchase program authorized in February 2022, during the three months ended December 31, 2025, the Company purchased 0.3 million shares of Common Stock on the open market at a total purchase price of $12. In February 2026, UGI’s Board of Directors authorized an extension of the share repurchase program for up to 8 million shares of Common Stock for an additional four-year period, expiring in February 2030.

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

UGI CORPORATION AND SUBSIDIARIES

(Currency in millions, except per share amounts and where indicated otherwise)

Operating Activities. Year-to-year variations in our cash flows from operating activities can be significantly affected by changes in operating working capital, especially during periods with significant changes in energy commodity prices. Cash flow provided by operating activities was $66 in the 2025 three-month period compared to $164 in the 2024 three-month period. Cash flow provided by operating activities before changes in operating working capital was $438 in the 2025 three-month period compared to $427 in the 2024 three-month period. Cash used to fund changes in operating working capital totaled $372 in the 2025 three-month period, as compared to the $263 in the 2024 three-month period. The increase in cash required to fund changes in operating working capital in the 2025 three-month period reflects, among other things, a decrease in cash received for derivative instrument collateral deposits, an increase in cash used to fund changes in accounts receivable and other current liabilities largely offset by lower cash required to fund changes accounts payable.

Investing Activities. Investing activity cash flow is principally affected by cash expenditures for property, plant and equipment; cash paid for acquisitions of businesses and assets; investments in equity method investees; and cash activity associated with dispositions of businesses and assets. Cash flow used by investing activities was $145 in the 2025 three-month period compared to $232 in the 2024 three-month period. Cash expenditures for property, plant and equipment were $221 in the 2025 three-month period compared with $211 in the 2024 three-month period. Net proceeds from the disposal of businesses and assets in Fiscal 2026 includes, among other things, proceeds from the sale of the LPG distribution business in Austria and the cylinder business in the United Kingdom. Investments in equity method investments during the 2025 three-month period principally reflects our continuing investments in renewable energy projects at our Midstream & Marketing segment.

Financing Activities. Changes in cash flow from financing activities are primarily due to issuances and repayments of long-term debt; net short-term borrowings; dividends on UGI Common Stock; and issuances and repurchases of equity instruments.

Cash flow used by financing activities was $6 in the 2025 three-month period compared to cash flow provided of $95 in the 2024 three-month period. The 2025 three-month period includes, among other things, (a) the issuance by UGI Utilities of $150 aggregate principal amount of 5.10% senior notes and $125 aggregate principal amount of 5.68% senior notes (b) the repayment by UGI Utilities of the $100 outstanding aggregate principal amount of the 1.59% Senior Notes and $75 outstanding aggregate principal amount of the 1.64% Senior Notes and (c) the repurchase of $12 of Common Stock.

The 2024 three-month period includes the issuance by UGI Utilities of $50 and $125 principal amount of senior notes. The 2024 three-month period activities also include, among other things, entering into the UGI Corporation 2025 Credit Agreement consisting of (1) a $475 revolving credit facility and (2) a $400 variable-rate term loan. Proceeds from the UGI Corporation 2025 Credit Agreement were used to prepay all borrowings under the UGI Corporation Credit Facility Agreement due August 29, 2025 and, concurrent with such repayment, terminated the agreement.

UTILITY REGULATORY MATTERS

UGI Utilities. On January 28, 2026, PA Gas Utility filed a request with the PAPUC to increase its base operating revenues for residential, commercial and industrial customers by $99 annually. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service. PA Gas Utility requested the new gas rates become effective March 29, 2026. However, the PAPUC typically suspends the effective date for general base rate proceedings for a period not to exceed nine months after the filing date to allow for investigation and public hearings. We cannot predict the timing or the ultimate outcome of the rate case review process.

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

Mountaineer. On February 3, 2026, WV Gas Utility submitted a base rate case filing with the WVPSC seeking a net revenue increase of $27, which consisted of an increase in base rates of $44 and a decrease in the IREP rates of $17 annually. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service. WV Gas Utility requested the new gas rates become effective March 5, 2026. WV Gas Utility expects the WVPSC to enter an order suspending the effective date for the rate increase to allow for a full review of the filing and public hearings. Unless a settlement is reached sooner, the review process is expected to last up to 270 days from the date of filing. The Company cannot predict the timing or the ultimate outcome of the rate case review process.

UGI CORPORATION AND SUBSIDIARIES

(Currency in millions, except per share amounts and where indicated otherwise)

On July 31, 2025, WV Gas Utility submitted its 2025 IREP filing to the WVPSC requesting recovery of $24, an increase of $5, for costs associated with capital investments after December 31, 2022, that total $274, including $77 in calendar year 2026. The filing included capital investments totaling $445 over the 2026 - 2030 period. On December 17, 2025, the WVPSC issued an order approving WV Gas Utility’s request, with new rates effective January 1, 2026.

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

Regarding these pending claims and legal actions, other than as disclosed above, the Company does not believe, at this early stage, that there is sufficient information available to reasonably estimate a range of loss, if any, or conclude that the final outcome of these matters will or will not have a material effect on our financial statements.

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

UGI CORPORATION AND SUBSIDIARIES

(Currency in millions, except per share amounts and where indicated otherwise)

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

Our variable-rate debt at December 31, 2025, includes revolving credit facility borrowings and variable-rate term loans at UGI International, Utilities, Energy Services and UGI Corporation. These debt agreements have interest rates that are generally indexed to short-term market interest rates. We have entered into pay-fixed, receive-variable interest rate swap agreements on a significant portion of the term loans’ principal balances and a significant portion of the term loans’ tenor. We have designated these interest rate swaps as cash flow hedges. At December 31, 2025, combined borrowings outstanding under variable-rate debt agreements, excluding the previously mentioned effectively fixed-rate debt, totaled $766.

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

UGI CORPORATION AND SUBSIDIARIES

(Currency in millions, except per share amounts and where indicated otherwise)

Foreign Currency Exchange Rate Risk
Our primary currency exchange rate risk is associated with the USD versus the euro and, to a lesser extent, the USD versus the British pound sterling. The USD value of our foreign currency denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. From time to time, we use derivative instruments to hedge portions of our net investments in foreign subsidiaries, including anticipated foreign currency denominated dividends. Gains or losses on these net investment hedges remain in AOCI until such foreign operations are sold or liquidated. With respect to our net investments in our UGI International operations, a 10% decline in the value of the associated foreign currencies versus the USD would reduce their aggregate net book value at December 31, 2025, by approximately $165, which amount would be reflected in other comprehensive income. We have designated certain euro-denominated borrowings as net investment hedges.
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
We have concentrations of credit risk associated with derivative instruments and we evaluate the creditworthiness of our derivative counterparties on an ongoing basis. As of December 31, 2025, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was $83. In general, many of our over-the-counter derivative instruments and all exchange contracts call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At December 31, 2025, we received cash collateral from derivative instrument counterparties totaling $4. In addition, we may have offsetting derivative liabilities and certain accounts payable balances with certain of these counterparties, which further mitigates the previously mentioned maximum amount of losses. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At December 31, 2025, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.
The following table summarizes the fair values of unsettled market risk sensitive derivative instrument assets (liabilities) held at December 31, 2025 and changes in their fair values due to market risks. Certain of UGI Utilities’ commodity derivative instruments are excluded from the table below because any associated net gains or losses are refundable to or recoverable from customers in accordance with UGI Utilities ratemaking.

	Asset (Liability)
	Fair Value	Change in Fair Value
December 31, 2025
Commodity price risk (1)	$(52)	$(87)
Interest rate risk (2)	$(10)	$(8)
Foreign currency exchange rate risk (3)	$(12)	$(50)
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

ITEM 1A. RISK FACTORS

In addition to the information presented in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2025 Annual Report, which could materially affect our business, financial condition or future results. The risks described in our 2025 Annual Report are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to the Company’s repurchases of its common stock during the quarter ended December 31, 2025.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2025 to October 31, 2025	—	$0.00	—	5.50 million
November 1, 2025 to November 30, 2025	—	$0.00	—	5.50 million
December 1, 2025 to December 31, 2025	300,000	$38.46	300,000	5.20 million
Total	300,000		300,000

(1) Common Stock is repurchased through a share repurchase program of up to 8 million shares of Common Stock over a four-year period expiring in February 2026. In February 2026, UGI’s Board of Directors authorized an extension of the share repurchase program for up to 8 million shares of Common Stock for an additional four-year period, expiring in February 2030.

ITEM 5. OTHER INFORMATION
During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.1	Confidentiality and Post-Employment Agreement between AmeriGas Propane, Inc. and Mr. Michael Sharp.

10.2	Change in Control Agreement between UGI Corporation and Joseph L. Hartz.

10.3	UGI Corporation 2009 Deferral Plan, as amended and restated effective January 1, 2026.

UGI CORPORATION AND SUBSIDIARIES

10.4	UGI Corporation 2021 Incentive Award Plan, Amendment to Performance Unit Grant Letter for Mr. Mario Longhi, effective as of November 20, 2025.

10.5	Form of Change in Control Agreement between UGI Corporation and Mr. Michael Sharp.	UGI	Form 10-K (9/30/24)	10.29

14	Code of Business Conduct and Ethics.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2025, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2025, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2025, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

UGI CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

10.1	Confidentiality and Post-Employment Agreement between AmeriGas Propane, Inc. and Mr. Michael Sharp.

10.2	Change in Control Agreement between UGI Corporation and Joseph L. Hartz.

10.3	UGI Corporation 2009 Deferral Plan, as amended and restated effective January 1, 2026.

10.4	UGI Corporation 2021 Incentive Award Plan, Amendment to Performance Unit Grant Letter for Mr. Mario Longhi, effective as of November 20, 2025.

14	Code of Business Conduct and Ethics.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2025, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2025, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2025, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UGI Corporation
(Registrant)

Date:	February 5, 2026	By:	/s/ Sean P. O’Brien
Sean P. O’Brien
Chief Financial Officer

Date:	February 5, 2026	By:	/s/ Jean Felix Tematio Dontsop
Jean Felix Tematio Dontsop
Vice President, Chief Accounting Officer
and Corporate Controller