Form 10-Q
period 2026-03-31
UGI CORP /PA/
filed 2026-05-07
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
At April 30, 2026, there were 214,393,712 shares of UGI Corporation Common Stock, without par value, outstanding.

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

Other Terms and Abbreviations
2025 Annual Report - UGI Annual Report on Form 10-K for the fiscal year ended September 30, 2025
2025 six-month period - Six months ended March 31, 2025
2025 three-month period - Three months ended March 31, 2025
2026 six-month period - Six months ended March 31, 2026
2026 three-month period - Three months ended March 31, 2026
AmeriGas Senior Secured Revolving Credit Facility - Revolving credit agreement entered into by AmeriGas OLP on August 2, 2024 and scheduled to expire in August 2029
AOCI - Accumulated Other Comprehensive Income (Loss)
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
WVPSC - Public Service Commission of West Virginia

UGI CORPORATION AND SUBSIDIARIES
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Millions of dollars)

	March 31, 2026	September 30, 2025	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$494	$335	$426
Restricted cash	36	20	12
Accounts receivable (less allowances for doubtful accounts of $56, $42 and $77, respectively)	1,178	714	1,183
Accrued utility revenues	91	35	101
Income taxes receivable	42	41	40
Inventories	319	385	341
Derivative instruments	58	23	47
Held for sale assets	77	9	1
Prepaid expenses and other current assets	216	204	149
Total current assets	2,511	1,766	2,300
Property, plant and equipment, (less accumulated depreciation of $5,299, $5,270 and $5,062, respectively)	9,070	9,080	8,816
Goodwill	2,795	2,852	2,845
Intangible assets, net	302	328	362
Derivative instruments	14	7	26
Other assets	1,427	1,429	1,397
Total assets	$16,119	$15,462	$15,746
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$807	$117	$18
Short-term borrowings	249	486	413
Accounts payable	578	511	605
Derivative instruments	29	57	16
Held for sale liabilities	28	—	—
Other current liabilities	816	810	812
Total current liabilities	2,507	1,981	1,864
Long-term debt	5,985	6,531	6,600
Deferred income taxes	1,100	973	1,081
Derivative instruments	9	23	17
Other noncurrent liabilities	1,090	1,168	1,163
Total liabilities	10,691	10,676	10,725
Commitments and contingencies (Note 9)
Equity:
UGI Corporation stockholders’ equity:
UGI Common Stock, without par value (authorized — 450,000,000 shares; issued — 217,560,695, 217,033,282 and 216,345,460 shares, respectively)	1,731	1,709	1,684
Retained earnings	3,990	3,334	3,671
Accumulated other comprehensive income (loss)	(185)	(173)	(268)
Treasury stock, at cost	(117)	(93)	(75)
Total UGI Corporation stockholders’ equity	5,419	4,777	5,012
Noncontrolling interests	9	9	9
Total equity	5,428	4,786	5,021
Total liabilities and equity	$16,119	$15,462	$15,746
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Revenues	$2,685	$2,666	$4,768	$4,696
Costs and expenses:
Cost of sales (excluding depreciation and amortization shown below)	1,187	1,301	2,199	2,224
Operating and administrative expenses	559	546	1,079	1,043
Depreciation and amortization	138	138	278	276
Net loss (gain) on disposals of businesses	62	—	35	—
Other operating expense (income), net	(19)	(19)	(35)	(34)
	1,927	1,966	3,556	3,509
Operating income	758	700	1,212	1,187
Income (loss) from equity investees	5	3	9	6
Other non-operating income (expense), net	8	(7)	12	22
Interest expense	(111)	(102)	(222)	(204)
Income before income taxes	660	594	1,011	1,011
Income tax benefit (expense)	(140)	(115)	(194)	(157)
Net income attributable to UGI Corporation	$520	$479	$817	$854
Earnings per common share attributable to UGI Corporation stockholders:
Basic	$2.42	$2.23	$3.80	$3.97
Diluted	$2.33	$2.19	$3.68	$3.93
Weighted-average common shares outstanding (thousands):
Basic	214,833	214,976	214,844	214,965
Diluted	222,705	218,944	222,068	217,331
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Millions of dollars)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net income attributable to UGI Corporation	$520	$479	$817	$854
Other comprehensive income (loss):
Net gains (losses) on derivative instruments (net of tax of $(2), $2, $(3) and $(3), respectively)	6	(4)	9	11
Reclassifications of net losses (gains) on derivative instruments (net of tax of $1, $0, $1 and $0, respectively)	(2)	1	(3)	(1)
Foreign currency adjustments (net of tax of $(4), $11, $(4) and $(9), respectively)	(21)	47	(18)	(25)
Benefit plans (net of tax of $0, $0, $0 and $0, respectively)	—	1	—	—
Other comprehensive income (loss)	(17)	45	(12)	(15)
Comprehensive income attributable to UGI Corporation	$503	$524	$805	$839

See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Millions of dollars)

	Six Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income attributable to UGI Corporation	$817	$854
Adjustments to reconcile net income attributable to UGI Corporation to net cash provided by operating activities:
Depreciation and amortization	278	276
Deferred income tax expense (benefit), net	115	78
Provision for uncollectible accounts	33	33
Changes in unrealized gains and losses on derivative instruments	(139)	(107)
Net loss (gain) on disposals of businesses	35	—
Other, net	(44)	(12)
Net change in:
Accounts receivable and accrued utility revenues	(579)	(577)
Income taxes receivable	(1)	16
Inventories	50	65
Utility deferred fuel costs, net of changes in unsettled derivatives	(37)	(1)
Accounts payable	108	113
Derivative instruments collateral deposits received (paid)	61	67
Other current assets	24	34
Other current liabilities	9	9
Net cash provided by operating activities	730	848
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(391)	(357)
Net proceeds from the disposition of businesses and assets	98	13
Investments in equity method investees	(4)	(25)
Other, net	—	2
Net cash provided (used) by investing activities	(297)	(367)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on Common Stock	(161)	(161)
Issuances of debt, net of discount and issuance costs	405	899
Repayments of long-term debt and finance leases, including redemption premiums	(253)	(942)
Short-term borrowings (repayments), net	(235)	(48)
Issuances of Common Stock	14	1
Repurchases of Common Stock	(23)	(17)
Net cash provided (used) by financing activities	(253)	(268)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	(3)
Cash, cash equivalents and restricted cash increase (decrease)	$175	$210
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash at end of period	$530	$438
Cash, cash equivalents and restricted cash at beginning of period	355	228
Cash, cash equivalents and restricted cash increase (decrease)	$175	$210
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Common stock, without par value
Balance, beginning of period	$1,724	$1,679	$1,709	$1,676
Common Stock issued in connection with employee and director plans, net of tax withheld	2	1	14	1
Equity-based compensation expense	5	4	8	7
Balance, end of period	$1,731	$1,684	$1,731	$1,684
Retained earnings
Balance, beginning of period	$3,550	$3,272	$3,334	$2,978
Net income attributable to UGI Corporation	520	479	817	854
Cash dividends on UGI Common Stock ($0.375, $0.375, $0.75 and $0.75, respectively)	(80)	(80)	(161)	(161)
Balance, end of period	$3,990	$3,671	$3,990	$3,671
Accumulated other comprehensive income (loss)
Balance, beginning of period	$(168)	$(313)	$(173)	$(253)
Other comprehensive income (loss)	(17)	45	(12)	(15)
Balance, end of period	$(185)	$(268)	$(185)	$(268)
Treasury stock
Balance, beginning of period	$(105)	$(58)	$(93)	$(56)
Repurchases of Common Stock	(11)	(17)	(23)	(17)
Reacquired Common Stock - employee and director plans	(1)	—	(1)	(2)
Balance, end of period	$(117)	$(75)	$(117)	$(75)
Total UGI stockholders’ equity	$5,419	$5,012	$5,419	$5,012
Noncontrolling interests
Balance, beginning of period	$9	$8	$9	$9
Other	—	1	—	—
Balance, end of period	$9	$9	$9	$9
Total equity	$5,428	$5,021	$5,428	$5,021
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

Our Utilities segment includes UGI Utilities and Mountaineer. PA Gas Utility serves customers in eastern and central Pennsylvania and in portions of one Maryland county, and WV Gas Utility serves customers in West Virginia. Electric Utility serves customers in portions of Luzerne and Wyoming counties in northeastern Pennsylvania. PA Gas Utility is subject to regulation by the PAPUC and FERC and, with respect to its customers in Maryland, the MDPSC. WV Gas Utility is subject to regulation by the WVPSC and FERC. Electric Utility is subject to regulation by the PAPUC and FERC (see Note 5 for pending disposition of Electric Utility).

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

UGI International, LLC, through its subsidiaries and affiliates, primarily conducts an LPG distribution business throughout much of Europe. The LPG business is conducted principally through our subsidiaries, UGI France, AvantiGas and, prior to the sales in June and November 2025, UniverGas and Flaga.

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

	March 31, 2026	March 31, 2025
Cash and cash equivalents	$494	$426
Restricted cash	36	12
Cash, cash equivalents and restricted cash	$530	$438

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Denominator (thousands of shares):
Weighted-average common shares outstanding — basic	214,833	214,976	214,844	214,965
Incremental shares issuable for stock options, and common stock awards(a)	1,098	757	1,063	684
UGI Corporation Senior Notes (b)	6,774	3,211	6,161	1,682
Weighted-average common shares outstanding — diluted	222,705	218,944	222,068	217,331
(a)For the three months ended March 31, 2026 and 2025, there were 4,353 and 6,121 shares, respectively, associated with outstanding stock option awards that were not included in the computation of diluted earnings per share above because their effect was antidilutive. For the six months ended March 31, 2026 and 2025, there were 5,674 and 6,915 shares, respectively, associated with outstanding stock option awards that were not included in the computation of diluted earnings per share above because their effect was antidilutive.
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

With respect to AmeriGas Propane's Fiscal 2025 goodwill impairment test, the Company performed a quantitative assessment. Based on our evaluation, we determined that AmeriGas Propane’s fair value exceeded its carrying value by more than 25%. While the Company believes that its judgments used in the quantitative assessment of AmeriGas Propane’s fair value are reasonable based upon currently available facts and circumstances, if AmeriGas Propane were not able to achieve its anticipated results and/or if its discount rate were to increase, its fair value would be adversely affected, which may result in an impairment. There was $1.1 billion of goodwill in the AmeriGas Propane reporting unit as of March 31, 2026.

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

Revenue Disaggregation

The following tables present our disaggregated revenues by reportable segment:

Three Months Ended March 31, 2026	Total	Eliminations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$499	$—	$499	$—	$—	$—	$—
Commercial & Industrial	206	—	206	—	—	—	—
Large delivery service	59	—	59	—	—	—	—
Off-system sales and capacity releases	57	(64)	121	—	—	—	—
Other	3	(1)	4	—	—	—	—
Total Utility	824	(65)	889	—	—	—	—
Non-Utility:
LPG:
Retail	1,222	—	—	—	537	685	—
Wholesale	62	—	—	—	48	14	—
Energy Marketing	408	(160)	—	560	8	—	—
Midstream:
Pipeline	53	—	—	53	—	—	—
Peaking	28	(65)	—	93	—	—	—
Other	9	—	—	9	—	—	—
Other	60	—	—	—	17	43	—
Total Non-Utility	1,842	(225)	—	715	610	742	—
Total revenues from contracts with customers	2,666	(290)	889	715	610	742	—
Other revenues (b)	19	—	(9)	—	11	17	—
Total revenues	$2,685	$(290)	$880	$715	$621	$759	$—

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Three Months Ended March 31, 2025	Total	Eliminations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$434	$—	$434	$—	$—	$—	$—
Commercial & Industrial	176	—	176	—	—	—	—
Large delivery service	64	—	64	—	—	—	—
Off-system sales and capacity releases	34	(46)	80	—	—	—	—
Other	8	—	8	—	—	—	—
Total Utility	716	(46)	762	—	—	—	—
Non-Utility:
LPG:
Retail	1,313	—	—	—	564	749	—
Wholesale	78	—	—	—	43	35	—
Energy Marketing	370	(82)	—	437	15	—	—
Midstream:
Pipeline	59	—	—	59	—	—	—
Peaking	23	(62)	—	85	—	—	—
Other	6	—	—	6	—	—	—
Other	68	—	—	—	19	49	—
Total Non-Utility	1,917	(144)	—	587	641	833	—
Total revenues from contracts with customers	2,633	(190)	762	587	641	833	—
Other revenues (b)	33	—	11	—	9	15	(2)
Total revenues	$2,666	$(190)	$773	$587	$650	$848	$(2)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Six Months Ended March 31, 2026	Total	Eliminations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$860	$—	$860	$—	$—	$—	$—
Commercial & Industrial	345	—	345	—	—	—	—
Large delivery service	112	—	112	—	—	—	—
Off-system sales and capacity releases	83	(84)	167	—	—	—	—
Other	8	(1)	9	—	—	—	—
Total Utility	1,408	(85)	1,493	—	—	—	—
Non-Utility:
LPG:
Retail	2,247	—	—	—	1,036	1,211	—
Wholesale	108	—	—	—	84	24	—
Energy Marketing	692	(208)	—	879	21	—	—
Midstream:
Pipeline	107	—	—	107	—	—	—
Peaking	35	(107)	—	142	—	—	—
Other	14	—	—	14	—	—	—
Other	120	—	—	—	33	87	—
Total Non-Utility	3,323	(315)	—	1,142	1,174	1,322	—
Total revenues from contracts with customers	4,731	(400)	1,493	1,142	1,174	1,322	—
Other revenues (b)	37	—	(22)	—	22	37	—
Total revenues	$4,768	$(400)	$1,471	$1,142	$1,196	$1,359	$—

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Six Months Ended March 31, 2025	Total	Eliminations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$710	$—	$710	$—	$—	$—	$—
Commercial & Industrial	281	—	281	—	—	—	—
Large delivery service	116	—	116	—	—	—	—
Off-system sales and capacity releases	53	(61)	114	—	—	—	—
Other	16	—	16	—	—	—	—
Total Utility	1,176	(61)	1,237	—	—	—	—
Non-Utility:
LPG:
Retail	2,384	—	—	—	1,102	1,282	—
Wholesale	150	—	—	—	93	57	—
Energy Marketing	622	(113)	—	701	34	—	—
Midstream:
Pipeline	117	—	—	117	—	—	—
Peaking	24	(102)	—	126	—	—	—
Other	10	—	—	10	—	—	—
Other	138	—	—	—	39	99	—
Total Non-Utility	3,445	(215)	—	954	1,268	1,438	—
Total revenues from contracts with customers	4,621	(276)	1,237	954	1,268	1,438	—
Other revenues (b)	75	—	21	—	20	37	(3)
Total revenues	$4,696	$(276)	$1,258	$954	$1,288	$1,475	$(3)

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
Contract liabilities arise when payment from a customer is received before the performance obligations have been satisfied and represent the Company’s obligations to transfer goods or services to a customer for which we have received consideration. The balances of contract liabilities were $94, $132 and $99 at March 31, 2026, September 30, 2025 and March 31, 2025, respectively, and are included in “Other current liabilities” and “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets. Revenues recognized for the six months ended March 31, 2026 and 2025, from the amounts included in contract liabilities at September 30, 2025 and 2024, were $89 and $95, respectively.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Remaining Performance Obligations
The Company excludes disclosures related to the aggregate amount of the transaction price allocated to certain performance obligations that are unsatisfied as of the end of the reporting period because these contracts have an initial expected term of one year or less, or we have a right to bill the customer in an amount that corresponds directly with the value of services provided to the customer to date. Certain contracts with customers at Midstream & Marketing and Utilities contain minimum future performance obligations through 2047 and 2053, respectively. At March 31, 2026, the Company expects to record approximately $1.3 billion of revenues related to the minimum future performance obligations over the remaining terms of the related contracts.

Note 5 — Dispositions

Electric Utility

In April 2026, UGI Utilities entered into a definitive agreement to divest its Electric Utility for a sale price of $470, subject to changes in working capital and other adjustments. The transaction includes the sale of approximately 2,700 miles of transmission and distribution lines and 14 substations in Pennsylvania’s Luzerne and Wyoming counties. The Company expects to recognize a gain upon closing, which is expected in the second quarter of Fiscal 2027, subject to customary closing conditions and applicable regulatory approvals.

Global LPG Business Transactions

As part of the Company’s ongoing global LPG business portfolio optimization efforts, the Company is strategically divesting operations in non-core markets to focus resources where it can achieve superior operational results and deliver enhanced customer value.

UGI International. In February 2026, UGI International, through a wholly-owned subsidiary, completed the sale of its LPG business in Romania, subject to customary post-closing working capital adjustments. For the three months ended March 31, 2026, the Company recognized a pre-tax loss on sale of $2.

In January 2026, UGI International, through a wholly-owned subsidiary, entered into a definitive agreement to divest its LPG distribution businesses in Czech Republic, Hungary, Poland and Slovakia. Accordingly, the assets and liabilities associated with these businesses, primarily comprised of long-lived assets and goodwill allocated to the disposal group, qualified as held for sale and were reflected as “Held for sale assets” and “Held for sale liabilities”, respectively, on the Condensed Consolidated Balance Sheet at March 31, 2026. For the three months ended March 31, 2026, the Company recognized a non-cash pre-tax impairment charge of $64 to record such assets at estimated fair value less costs to sell. The transaction is subject to customary closing conditions and is expected to be finalized by the third quarter of Fiscal 2026.

In November 2025, UGI International, through a wholly-owned subsidiary, completed the sale of Flaga, its LPG distribution business in Austria. For the three and six months ended March 31, 2026, the Company recognized pre-tax gains on the sale of $4 and $29, respectively.

In October 2025, UGI International, through a wholly-owned subsidiary, completed the sale of its cylinder business in the United Kingdom. For the six months ended March 31, 2026, the Company recognized a pre-tax gain on the sale of $2.

In aggregate, the aforementioned divestitures resulted in pre-tax net losses of $62 and $35 for the three and six months ended March 31, 2026, respectively, which were reflected in “Net loss (gain) on disposals of businesses” on the Condensed Consolidated Statements of Income and included in the UGI International reportable segment. The Company has received or expects to receive total net cash proceeds of approximately $130 from these divestitures.

See Note 5 in the Company’s 2025 Annual Report for additional information on the Company’s global LPG business transactions.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Note 6 — Inventories

Inventories comprise the following:

	March 31, 2026	September 30, 2025	March 31, 2025
Non-utility LPG and natural gas	$162	$162	$179
Gas Utility natural gas	8	67	6
Energy certificates	59	64	58
Materials, supplies and other	90	92	98
Total inventories	$319	$385	$341

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

	March 31, 2026	September 30, 2025	March 31, 2025
Regulatory assets (a):
Income taxes recoverable	$117	$113	$109
Underfunded pension plans	97	100	104
Environmental costs	25	22	25
Deferred fuel and power costs	80	39	4
Removal costs, net	31	30	29
Other	32	36	41
Total regulatory assets	$382	$340	$312
Regulatory liabilities (a):
Postretirement benefits	$13	$14	$12
Deferred fuel and power refunds	7	4	37
State income tax benefits — distribution system repairs	50	49	45
Excess federal deferred income taxes	242	239	246
Other	11	8	16
Total regulatory liabilities	$323	$314	$356
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

PA Gas Utility uses derivative instruments to reduce volatility in the cost of gas it purchases for retail core-market customers. Realized and unrealized gains or losses on natural gas derivative instruments are included in deferred fuel and power costs or refunds. Net unrealized gains (losses) on such contracts at March 31, 2026, September 30, 2025 and March 31, 2025 were $(6), $(5) and $19, respectively.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Other Regulatory Matters

UGI Utilities. On March 27, 2026, Electric Utility filed a rate request with the PAPUC to increase its annual base distribution revenues by $17. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable electric service. Electric Utility requested that the new electric rates become effective June 1, 2026. The PAPUC entered an order on April 16, 2026, suspending the effective date for the rate increase to allow for investigation and public hearings. Unless a settlement is reached sooner, the review process is expected to last up to nine months from the date of filing. The Company cannot predict the timing or the ultimate outcome of the rate case review process.

On January 28, 2026, PA Gas Utility filed a request with the PAPUC to increase its base operating revenues for residential, commercial and industrial customers by $99 annually. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service. PA Gas Utility requested the new gas rates become effective March 29, 2026. The PAPUC entered an order on February 19, 2026, suspending the effective date for the rate increase to allow for investigation and public hearings. Unless a settlement is reached sooner, the review process is expected to last up to nine months from the date of filing. The Company cannot predict the timing or the ultimate outcome of the rate case review process.

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

Mountaineer. On February 3, 2026, WV Gas Utility submitted a base rate case filing with the WVPSC seeking a net revenue increase of $27, which consisted of an increase in base rates of $44 and a decrease in the IREP rates of $17 annually. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service. WV Gas Utility requested the new gas rates become effective March 5, 2026. The WVPSC entered an order on March 2, 2026, suspending the effective date for the rate increase to allow for a full review of the filing and public hearings. Unless a settlement is reached sooner, the review process is expected to last up to 270 days from the date of filing. The Company cannot predict the timing or the ultimate outcome of the rate case review process.

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

Upon conversion, the Company will pay cash up to the aggregate principal amount of the UGI Corporation Senior Notes. For the remainder of the amount in excess of the aggregate principal amount, if applicable, the Company will have the sole right to elect the settlement method upon conversion which can be either entirely in cash, shares or in a combination of cash and shares of its common stock. The default settlement method as defined in the agreement is a combination settlement with a specified dollar amount of $1,000 per $1,000 principal of the UGI Corporation Senior Notes, and any incremental value settled in shares of the Company’s common stock. The initial conversion rate is 36.2319 shares of the Company’s common stock per $1,000 principal amount of the UGI Corporation Senior Notes, which represents an initial conversion price of approximately $27.60 per share of the Company’s common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture dated June 11, 2024) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

As of March 31, 2026, an early conversion condition associated with the market price of the Company’s common stock was met. Accordingly, pursuant to the indenture, the UGI Corporation Senior Notes are convertible at the option of the noteholders, in whole or in part, from April 1, 2026 through June 30, 2026.

Because the Company must pay noteholders cash up to the aggregate principal amount and noteholders can convert at their sole election beginning April 1, 2026 through June 30, 2026, the Company classified the entire $700 principal amount (net of unamortized debt issuance costs of $10) of the UGI Corporation Senior Notes in "Current maturities of long-term debt" on the March 31, 2026 Condensed Consolidated Balance Sheet.

Whether the UGI Corporation Senior Notes will become convertible in subsequent periods after June 30, 2026 will depend on the future occurrence of early conversion conditions. If none of the conversion conditions are met in future quarters, the UGI Corporation Senior Notes will revert to classification as "Long-term debt" on the Condensed Consolidated Balance Sheet.

The Company cannot predict whether noteholders will elect to convert during the conversion period ending June 30, 2026. Whether noteholders elect to convert will depend on various factors including market conditions and the secondary market trading price of the UGI Corporation Senior Notes relative to the value of early conversion. Historically, the secondary market trading price has exhibited a premium over the value of early conversion, indicating economic value to not requesting an early conversion. The Company cannot predict if these conditions will continue. As described in the Company's 2025 Annual Report, the Company has a $300 revolving credit facility, the borrowings of which, if any, can be used solely to fund the cash consideration in the event of conversion by noteholders. This credit facility is scheduled to expire in August 2026, and the Company has the option, subject to meeting certain conditions, to convert and extend the credit facility borrowings into a one year term loan. In addition, the Company has $151 of unused borrowing capacity under its existing $475 revolving credit

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
facility and access to additional liquidity via subsidiaries to fund any additional cash consideration, if needed, in the event of early conversion by noteholders. To-date, no noteholders have elected to convert their notes.

For the three and six months ended March 31, 2026, the Company recognized $10 and $20, respectively, of interest expense, related to the UGI Corporation Senior Notes at the effective interest rate of 5.62%.

We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar type debt (Level 2). The estimated fair values of the UGI Corporation Senior Notes were $983 and $894 at March 31, 2026 and September 30, 2025, respectively.

See the Company’s 2025 Annual Report for additional information on our UGI Corporation Senior Notes.

Supplemental Cash Flow Information

The Company regularly uses its credit facilities (other than the UGI Corporation 2025 Credit Agreement) and, in the case of Energy Services, the Receivables Facility, to support its working capital needs with borrowings of $1,360 and repayments of $1,595 during the six months ended March 31, 2026.

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
UGI Utilities is subject to a COA with the PADEP to address the remediation of specified former MGP sites in Pennsylvania, which is scheduled to terminate at the end of 2035. In accordance with the COA, UGI Utilities is required to either obtain a certain number of points per calendar year based on defined eligible environmental investigatory and/or remedial activities at the MGPs, or make expenditures for such activities in an amount equal to an annual environmental minimum expenditure threshold. The annual minimum expenditure threshold of the COA is $5. At March 31, 2026, September 30, 2025 and March 31, 2025, our aggregate estimated accrued liabilities for environmental investigation and remediation costs related to the COA totaled $64, $63 and $51, respectively.

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

Other Matters

West Reading, Pennsylvania Explosion. On March 24, 2023, an explosion occurred in West Reading, Pennsylvania which resulted in seven fatalities, injuries to at least ten others, and extensive property damage to buildings owned by R.M. Palmer, a local chocolate manufacturer, and neighboring structures. The NTSB and PAPUC investigated the West Reading incident. The NTSB investigative team included representatives from the Company, the local fire department and the Pipeline and Hazardous Materials Safety Administration. The Company cooperated with the investigations. In September 2023, OSHA closed their investigation of this matter, without any finding pertaining to UGI Utilities.

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

On March 18, 2026, the PAPUC filed a formal complaint against UGI Utilities. The complaint alleges various pipeline safety violations and seeks civil penalties. The Company intends to vigorously defend against the allegations in the complaint. The Company does not believe the resolution of this matter will have a material adverse effect on its financial condition, results of operations, or cash flows.

The Company also has received claims as a result of the explosion and is involved in lawsuits relative to the incident. With the issuance of the final NTSB report, discovery in the litigation has begun. The Company maintains liability insurance for personal injury, property and casualty damages and believes that third-party claims associated with the explosion, in excess of the Company’s deductible, are recoverable through the Company’s insurance. The Company cannot predict the result of these pending or future claims and legal actions at this time.

Regarding these pending claims and legal actions, other than as disclosed above, the Company does not believe, at this early stage, that there is sufficient information available to reasonably estimate a range of loss, if any, or conclude that the final outcome of all of these matters will or will not have a material adverse effect on our financial statements.

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
(Currency in millions, except per share amounts and where indicated otherwise)
Note 10 — Fair Value Measurements

Recurring Fair Value Measurements

The following table presents, on a gross basis, our financial assets and liabilities, including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
March 31, 2026:
Derivative instruments:
Assets:
Commodity contracts	$64	$127	$—	$191
Foreign currency contracts	$—	$5	$—	$5
Liabilities:
Commodity contracts	$(86)	$(25)	$—	$(111)
Foreign currency contracts	$—	$(5)	$—	$(5)
Interest rate contracts	$—	$(3)	$—	$(3)
Non-qualified supplemental postretirement grantor trust investments (a)	$34	$—	$—	$34
September 30, 2025:
Derivative instruments:
Assets:
Commodity contracts	$85	$11	$—	$96
Foreign currency contracts	$—	$1	$—	$1
Liabilities:
Commodity contracts	$(72)	$(61)	$—	$(133)
Foreign currency contracts	$—	$(19)	$—	$(19)
Interest rate contracts	$—	$(12)	$—	$(12)
Non-qualified supplemental postretirement grantor trust investments (a)	$35	$—	$—	$35
March 31, 2025:
Derivative instruments:
Assets:
Commodity contracts	$213	$28	$—	$241
Foreign currency contracts	$—	$14	$—	$14
Interest rate contracts	$—	$1	$—	$1
Liabilities:
Commodity contracts	$(150)	$(9)	$—	$(159)
Foreign currency contracts	$—	$(1)	$—	$(1)
Interest rate contracts	$—	$(11)	$—	$(11)
Non-qualified supplemental postretirement grantor trust investments (a)	$32	$—	$—	$32
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

Nonrecurring Fair Value Measurements

During the quarter ended March 31, 2026, in connection with the pending disposition of the LPG distribution businesses in Czech Republic, Hungary, Poland and Slovakia, we recognized a non-cash, pre-tax impairment charge of $64, to reduce the carrying amount of the long-lived assets included in the disposal groups to their estimated fair values. The Company determined the estimated fair value of such assets fell within Level 2 of the fair value hierarchy and was based upon the estimated sales price. See Note 5 for additional information on these transactions.

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

	March 31, 2026	September 30, 2025	March 31, 2025
Carrying amount	$6,839	$6,701	$6,670
Estimated fair value	$6,959	$6,777	$6,642

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

The remainder of our long-term debt is typically issued at fixed rates of interest. As this long-term debt matures, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into IRPAs. We account for IRPAs as cash flow hedges. There were no unsettled IRPAs during any of the periods presented. At March 31, 2026, the amount of pre-tax net (gains) losses associated with interest rate hedges expected to be reclassified into earnings during the next twelve months is $3.

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

Our euro-denominated long-term debt has also been designated as net investment hedges, representing a portion of our UGI International euro-denominated net investment. We recognized pre-tax gains (losses) associated with these net investment hedges in the cumulative translation adjustment component in AOCI of $14 and $(33) during the three months ended March 31, 2026 and 2025, respectively, and $13 and $22 during the six months ended March 31, 2026 and 2025, respectively.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Quantitative Disclosures Related to Derivative Instruments

The following table summarizes by derivative type the gross notional amounts related to open derivative contracts at March 31, 2026, September 30, 2025 and March 31, 2025, and the final settlement dates of the Company's open derivative contracts as of March 31, 2026, but excluding those derivatives that qualified for the NPNS exception:

			Notional Amounts (in millions)
Type	Units	Settlements Extending Through	March 31, 2026	September 30, 2025	March 31, 2025
Commodity Price Risk:
Regulated Utility Operations
PA Gas Utility NYMEX natural gas futures and option contracts	Dekatherms	February 2027	15	28	18
Non-utility Operations
LPG swaps	Gallons	May 2029	393	608	414
Natural gas futures, forward, basis swap, options and pipeline contracts	Dekatherms	March 2030	220	237	266
Electricity forward and futures contracts	Kilowatt hours	January 2029	1,047	929	842
Interest Rate Risk:
Interest rate swaps	Euro	June 2027	€200	€300	€300
Interest rate swaps	USD	September 2028	$1,436	$1,443	$1,224
Foreign Currency Exchange Rate Risk:
Forward foreign currency exchange contracts	USD	September 2028	$290	$500	$202
Net investment hedge forward foreign exchange contracts	Euro	December 2026	€106	€106	€181

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
We have concentrations of credit risk associated with derivative instruments and we evaluate the creditworthiness of our derivative counterparties on an ongoing basis. At March 31, 2026, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was $196. In general, many of our over-the-counter derivative instruments and all exchange contracts call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At March 31, 2026, we had received cash collateral from derivative instrument counterparties totaling $43. In addition, we may have offsetting derivative liabilities and certain accounts payable balances with certain of these counterparties, which further mitigates the previously mentioned maximum amount of losses. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At March 31, 2026, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Fair Value of Derivative Instruments

The following table presents the Company’s derivative assets and liabilities by type, as well as the effects of offsetting:

	March 31, 2026	September 30, 2025	March 31, 2025
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	$4	$1	$12
Interest rate contracts	—	—	1
	4	1	13
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	1	3	19
Derivatives not designated as hedging instruments:
Commodity contracts	190	93	222
Foreign currency contracts	1	—	2
	191	93	224
Total derivative assets — gross	196	97	256
Gross amounts offset in the balance sheet	(81)	(65)	(138)
Cash collateral received	(43)	(2)	(45)
Total derivative assets — net	$72	$30	$73
Derivative liabilities:
Derivatives designated as hedging instruments:
Interest rate contracts	$(3)	$(12)	$(11)
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	(7)	(8)	—
Derivatives not designated as hedging instruments:
Commodity contracts	(104)	(125)	(159)
Foreign currency contracts	(5)	(19)	(1)
	(109)	(144)	(160)
Total derivative liabilities — gross	(119)	(164)	(171)
Gross amounts offset in the balance sheet	81	65	138
Cash collateral pledged	—	19	—
Total derivative liabilities — net	$(38)	$(80)	$(33)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Effects of Derivative Instruments

The following tables provide information on the effects of derivative instruments on the Condensed Consolidated Statements of Income and changes in AOCI:

Three Months Ended March 31,:
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income		Location of Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:	2026	2025	2026	2025
Interest rate contracts	$8	$(6)	$3	$(1)	Interest expense

Net Investment Hedges:
Foreign currency contracts	$3	$(6)

	Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2026	2025	Location of Gain (Loss) Recognized in Income
Commodity contracts	$—	$(1)	Revenues
Commodity contracts	199	67	Cost of sales
Commodity contracts	(3)	—	Other operating expense (income), net
Foreign currency contracts	6	(9)	Other non-operating income (expense), net
Total	$202	$57

Six Months Ended March 31,:
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income		Location of Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:	2026	2025	2026	2025
Interest rate contracts	$12	$14	$4	$1	Interest expense

Net Investment Hedges:
Foreign currency contracts	$4	$7

	Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2026	2025	Location of Gain (Loss) Recognized in Income
Commodity contracts	$—	$(2)	Revenues
Commodity contracts	170	136	Cost of sales
Commodity contracts	(3)	(1)	Other operating expense (income), net
Foreign currency contracts	8	16	Other non-operating income (expense), net
Total	$175	$149

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Note 12 — Accumulated Other Comprehensive Income (Loss)

The tables below present changes in AOCI, net of tax:

Three Months Ended March 31, 2026	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — December 31, 2025	$23	$(13)	$(178)	$(168)
Other comprehensive income (loss) before reclassification adjustments	—	6	(21)	(15)
Amounts reclassified from AOCI	—	(2)	—	(2)
Other comprehensive income (loss) attributable to UGI	—	4	(21)	(17)
AOCI — March 31, 2026	$23	$(9)	$(199)	$(185)

Three Months Ended March 31, 2025	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — December 31, 2024	$9	$(10)	$(312)	$(313)
Other comprehensive income (loss) before reclassification adjustments	—	(4)	47	43
Amounts reclassified from AOCI	1	1	—	2
Other comprehensive income (loss) attributable to UGI	1	(3)	47	45
AOCI — March 31, 2025	$10	$(13)	$(265)	$(268)

Six Months Ended March 31, 2026	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2025	$23	$(15)	$(181)	$(173)
Other comprehensive income (loss) before reclassification adjustments	—	9	(18)	(9)
Amounts reclassified from AOCI	—	(3)	—	(3)
Other comprehensive income (loss) attributable to UGI	—	6	(18)	(12)
AOCI — March 31, 2026	$23	$(9)	$(199)	$(185)

Six Months Ended March 31, 2025	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2024	$10	$(23)	$(240)	$(253)
Other comprehensive income (loss) before reclassification adjustments	—	11	(25)	(14)
Amounts reclassified from AOCI	—	(1)	—	(1)
Other comprehensive income (loss) attributable to UGI	—	10	(25)	(15)
AOCI — March 31, 2025	$10	$(13)	$(265)	$(268)

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

The following tables provide information about the Company’s reportable segments and the reconciliation to corresponding consolidated amounts:

Three Months Ended March 31, 2026	Total	Eliminations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other (d)
Revenues from external customers	$2,685	$—	$815	$490	$621	$759	$—
Intersegment revenues	—	(290)	65	225	—	—	—
Cost of sales	1,187	(290)	461	512	323	311	(130)
Operating and administrative expenses (b)	559	(27)	122	36	141	259	28
Depreciation and amortization	138	—	48	22	26	41	1
Income (loss) from equity investees	5	—	—	5	—	—	—
Other segment income (loss) (c)	(35)	(30)	1	—	1	8	(15)
Earnings before interest expense and income taxes	771	(3)	250	150	132	156	86
Interest expense	(111)	3	(30)	(15)	(11)	(37)	(21)
Income tax benefit (expense)	(140)	—	(49)	(26)	(18)	(34)	(13)
Net income attributable to UGI	$520	$—	$171	$109	$103	$85	$52
Capital expenditures (including the effects of accruals)	$180	$—	$127	$5	$19	$29	$—

Three Months Ended March 31, 2025	Total	Eliminations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other (d)
Revenues from external customers	$2,666	$—	$727	$443	$650	$848	$(2)
Intersegment revenues	—	(190)	46	144	—	—	—
Cost of sales	1,301	(190)	378	385	348	402	(22)
Operating and administrative expenses (b)	546	(25)	113	31	142	257	28
Depreciation and amortization	138	—	44	20	29	45	—
Income (loss) from equity investees	3	—	—	3	—	—	—
Other segment income (loss) (c)	12	(29)	3	—	12	10	16
Earnings before interest expense and income taxes	696	(4)	241	154	143	154	8
Interest expense	(102)	3	(25)	(12)	(11)	(37)	(20)
Income tax benefit (expense)	(115)	—	(50)	8	(39)	(92)	58
Net income attributable to UGI	$479	$(1)	$166	$150	$93	$25	$46
Capital expenditures (including the effects of accruals)	$160	$—	$100	$27	$17	$16	$—

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Six Months Ended March 31, 2026	Total	Eliminations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other (d)
Revenues from external customers	$4,768	$—	$1,386	$827	$1,196	$1,359	$—
Intersegment revenues	—	(400)	85	315	—	—	—
Cost of sales	2,199	(400)	742	800	614	562	(119)
Operating and administrative expenses (b)	1,079	(51)	230	71	275	503	51
Depreciation and amortization	278	—	95	43	55	85	—
Income (loss) from equity investees	9	—	—	9	—	—	—
Other segment income (loss) (c)	12	(58)	3	1	4	19	43
Earnings before interest expense and income taxes	1,233	(7)	407	238	256	228	111
Interest expense	(222)	7	(59)	(29)	(22)	(75)	(44)
Income tax benefit (expense)	(194)	—	(79)	(39)	(28)	(44)	(4)
Net income attributable to UGI	$817	$—	$269	$170	$206	$109	$63
Capital expenditures (including the effects of accruals)	$371	$—	$260	$22	$30	$59	$—
As of March 31, 2026
Total assets	$16,119	$(338)	$6,794	$3,272	$3,191	$3,020	$180

Six Months Ended March 31, 2025	Total	Eliminations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other (d)
Revenues from external customers	$4,696	$—	$1,197	$739	$1,288	$1,475	$(3)
Intersegment revenues	—	(276)	61	215	—	—	—
Cost of sales	2,224	(276)	582	614	722	682	(100)
Operating and administrative expenses (b)	1,043	(51)	211	60	276	493	54
Depreciation and amortization	276	—	88	40	58	90	—
Income (loss) from equity investees	6	—	—	7	(1)	—	—
Other segment income (loss) (c)	56	(54)	5	2	22	18	63
Earnings before interest expense and income taxes	1,215	(3)	382	249	253	228	106
Interest expense	(204)	3	(51)	(24)	(21)	(70)	(41)
Income tax benefit (expense)	(157)	—	(76)	14	(39)	(179)	123
Net income (loss) attributable to UGI	$854	$—	$255	$239	$193	$(21)	$188
Capital expenditures (including the effects of accruals)	$335	$—	$206	$59	$31	$39	$—
As of March 31, 2025
Total assets	$15,746	$(366)	$6,261	$3,378	$3,171	$3,110	$192
(a)Represents the elimination of intersegment transactions principally among Midstream & Marketing, Utilities and AmeriGas Propane.
(b)For the Utilities reportable segment, operating and administrative expenses less revenue-related taxes (i.e., gross receipts and business occupation taxes) is considered a significant segment expense and was $111 and $103 for the three months ended March 31, 2026 and 2025, respectively, and $211 and $194 for the six months ended March 31, 2026 and 2025, respectively.
(c)Excluding Corporate & Other, other segment items principally represent other operating and non-operating income and expenses.
(d)Corporate & Other includes specific items attributable to our reportable segments that are not included in the segment profit measures used by our CODM. The following table presents such pre-tax gains (losses) which have been included in Corporate & Other, and the reportable segments to which they relate, for the three and six months ended March 31, 2026 and 2025:

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Three Months Ended March 31, 2026	Location on Income Statement	Midstream & Marketing	UGI International	AmeriGas Propane
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Cost of sales	$(26)	$129	$27
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Other operating expense (income), net	$—	$4	$—
Unrealized gains (losses) on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$11	$—
Net gain (loss) on disposals of businesses	Net loss (gain) on disposals of businesses	$—	$(62)	$—
Interest income from intersegment loan	Other operating expense (income), net	$—	$4	$—

Three Months Ended March 31, 2025	Location on Income Statement	Midstream & Marketing	UGI International	AmeriGas Propane
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Revenues	$(1)	$—	$—
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Cost of sales	$26	$(8)	$3
Unrealized gains (losses) on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$(13)	$—
Interest income from intersegment loan	Other operating expense (income), net	$—	$3	$—

Six Months Ended March 31, 2026	Location on Income Statement	Midstream & Marketing	UGI International	AmeriGas Propane
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Cost of sales	$(28)	$130	$17
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Other operating expense (income), net	$—	$4	$—
Unrealized gains (losses) on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$16	$—
Net gain (loss) on disposals of businesses	Net loss (gain) on disposals of businesses	$—	$(35)	$—
Interest income from intersegment loan	Other operating expense (income), net	$—	$8	$—

Six Months Ended March 31, 2025	Location on Income Statement	Midstream & Marketing	UGI International	AmeriGas Propane
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Revenues	$(2)	$—	$—
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Cost of sales	$85	$4	$10
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Other operating expense (income), net	$—	$1	$—
Unrealized gains (losses) on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$9	$—
Interest income from intersegment loan	Other operating expense (income), net	$—	$3	$—

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

ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Company’s results of operations for the 2026 three-month period with the 2025 three-month period and the 2026 six-month period with the 2025 six-month period. Our analysis of results of operations should be read in conjunction with the segment information included in Note 13 to Condensed Consolidated Financial Statements.

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
Recent Developments
Electric Utility

In April 2026, UGI Utilities entered into a definitive agreement to divest its Electric Utility for a sale price of $470, subject to changes in working capital and other adjustments. The transaction includes the sale of approximately 2,700 miles of transmission and distribution lines and 14 substations in Pennsylvania’s Luzerne and Wyoming counties. The Company expects to recognize a gain upon closing, which is expected in the second quarter of Fiscal 2027, subject to customary closing conditions and applicable regulatory approvals.

Global LPG Business Transactions

As part of the Company’s ongoing global LPG business portfolio optimization efforts, the Company is strategically divesting operations in non-core markets to focus resources where it can achieve superior operational results and deliver enhanced customer value.

UGI International. In February 2026, UGI International, through a wholly-owned subsidiary, completed the sale of its LPG business in Romania, subject to customary post-closing working capital adjustments. For the three months ended March 31, 2026, the Company recognized a pre-tax loss on sale of $2.

In January 2026, UGI International, through a wholly-owned subsidiary, entered into a definitive agreement to divest its LPG distribution businesses in Czech Republic, Hungary, Poland and Slovakia. Accordingly, the assets and liabilities associated with these businesses, primarily comprised of long-lived assets and goodwill allocated to the disposal group, qualified as held for sale and were reflected as “Held for sale assets” and “Held for sale liabilities”, respectively, on the Condensed Consolidated Balance Sheet at March 31, 2026. For the three months ended March 31, 2026, the Company recognized a non-cash pre-tax impairment charge of $64 to record such assets at estimated fair value less costs to sell. The transaction is subject to customary closing conditions and is expected to be finalized by the third quarter of Fiscal 2026.

In November 2025, UGI International, through a wholly-owned subsidiary, completed the sale of Flaga, its LPG distribution business in Austria. For the three and six months ended March 31, 2026, the Company recognized pre-tax gains on the sale of $4 and $29, respectively.

In October 2025, UGI International, through a wholly-owned subsidiary, completed the sale of its cylinder business in the United Kingdom. For the six months ended March 31, 2026, the Company recognized a pre-tax gain on the sale of $2.

See Note 5 to Condensed Consolidated Financial Statements for additional information.

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
The following tables reflect the adjustments referred to above and reconcile net income (loss) attributable to UGI Corporation, the most directly comparable GAAP measure, to adjusted net income (loss) attributable to UGI Corporation, and reconcile diluted earnings (loss) per share, the most directly comparable GAAP measure, to adjusted diluted earnings (loss) per share:

Adjusted net income attributable to UGI Corporation:	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Utilities	$171	$166	$269	$255
Midstream & Marketing	109	150	170	239
UGI International	103	93	206	193
AmeriGas Propane	85	25	109	(21)
Corporate & Other (a)	52	45	63	188
Net income attributable to UGI Corporation	520	479	817	854
Net losses (gains) on commodity derivative instruments not associated with current-period transactions (net of tax of $25, $15, $26 and $29, respectively)	(109)	(5)	(97)	(69)
Unrealized losses (gains) on foreign currency derivative instruments (net of tax of $4, $(3), $5 and $3, respectively)	(7)	10	(11)	(6)
Net loss (gain) on disposals of businesses (net of tax of $0, $0, $1 and $0, respectively)	62	—	36	—
Total adjustments (a) (b)	(54)	5	(72)	(75)
Adjusted net income attributable to UGI Corporation	$466	$484	$745	$779

UGI CORPORATION AND SUBSIDIARIES

(Currency in millions, except per share amounts and where indicated otherwise)

	Three Months Ended March 31,		Six Months Ended March 31,
Adjusted diluted earnings per share:	2026	2025	2026	2025
Utilities	$0.77	$0.76	$1.21	$1.17
Midstream & Marketing	0.49	0.69	0.77	1.10
UGI International	0.46	0.42	0.93	0.89
AmeriGas Propane	0.38	0.11	0.49	(0.10)
Corporate & Other (a)	0.23	0.21	0.28	0.87
Diluted earnings per share	2.33	2.19	3.68	3.93
Net losses (gains) on commodity derivative instruments not associated with current-period transactions	(0.49)	(0.03)	(0.44)	(0.32)
Unrealized losses (gains) on foreign currency derivative instruments	(0.03)	0.05	(0.05)	(0.03)
Net loss (gain) on disposals of businesses	0.28	—	0.16	—
Total adjustments (a)	(0.24)	0.02	(0.33)	(0.35)
Adjusted diluted earnings per share	$2.09	$2.21	$3.35	$3.58

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

Executive Overview

2026 three-month period compared with 2025 three-month period

Net income attributable to UGI Corporation for the 2026 three-month period was $520 (equal to $2.33 per diluted share) compared to $479 (equal to $2.19 per diluted share) for the 2025 three-month period. These results include net gains (losses) from changes in unrealized commodity derivative instruments and certain foreign currency derivative instruments of $116 and $(5) during the 2026 and 2025 three-month periods, respectively.

Net income attributable to UGI Corporation for the 2026 three-month period also includes a $62 net loss on disposals of certain non-core assets from our LPG business at UGI International.

Adjusted net income attributable to UGI Corporation for the 2026 three-month period was $466 (equal to $2.09 per diluted share) compared to $484 (equal to $2.21 per diluted share) for the 2025 three-month period. The decrease in adjusted net income attributable to UGI Corporation during the 2026 three-month period reflects lower earnings contributions from our Midstream & Marketing segment, partially offset by higher earnings contributions from the AmeriGas Propane, UGI International and Utilities segments. During the 2026 three-month period, temperatures in our Utilities and Midstream & Marketing segments were colder than the prior-year period.

Utilities’ adjusted net income attributable to UGI Corporation increased $5 in the 2026 three-month period compared to the prior-year period, primarily attributable to higher total margin, partially offset by higher operating and administration expenses.

Midstream & Marketing’s adjusted net income attributable to UGI Corporation decreased $41 in the 2026 three-month period, primarily attributable to higher income tax expenses, reflecting lower investment tax credits in the 2026 three-month period.
UGI International’s adjusted net income attributable to UGI Corporation increased $10 in the 2026 three-month period, reflecting lower income tax expenses, partially offset by higher realized losses on foreign currency contracts.

UGI CORPORATION AND SUBSIDIARIES

(Currency in millions, except per share amounts and where indicated otherwise)

AmeriGas Propane’s adjusted net income attributable to UGI Corporation increased $60 in the 2026 three-month period, primarily attributable to lower income taxes.
2026 six-month period compared with 2025 six-month period
Net income attributable to UGI Corporation for the 2026 six-month period was $817 (equal to $3.68 per diluted share) compared to $854 (equal to $3.93 per diluted share) for the 2025 six-month period. These results include net gains from changes in unrealized commodity derivative instruments and certain foreign currency derivative instruments of $108 and $75 during the 2026 and 2025 six-month periods, respectively.

Net income attributable to UGI Corporation for the 2026 six-month period also includes a $36 net loss on disposals of certain non-core assets from our LPG business at UGI International.

Adjusted net income attributable to UGI Corporation for the 2026 six-month period was $745 (equal to $3.35 per diluted share) compared to $779 (equal to $3.58 per diluted share) for the 2025 six-month period. The decrease in adjusted net income attributable to UGI Corporation for the 2026 six-month period reflects lower earnings contributions from our Midstream & Marketing segment, partially offset by higher earnings contributions from the Utilities, UGI International and AmeriGas Propane segments. In addition, the decrease in adjusted net income during the 2026 six-month period also reflects higher income tax expenses primarily related to a decrease in investment tax credits in our Midstream & Marketing segment. During the 2026 six-month period, temperatures in all of our segments, with the exception of our UGI International segment, were colder than the prior-year period.

Utilities’ adjusted net income attributable to UGI Corporation increased $14 during the 2026 six-month period. The increase was largely attributable to higher total margin, partially offset by higher operating and administrative expenses.

Midstream & Marketing’s adjusted net income attributable to UGI Corporation decreased $69 during the 2026 six-month period, primarily attributable to higher income tax expenses.

UGI International’s adjusted net income attributable to UGI Corporation increased $13 during the 2026 six-month period. The increase is mainly attributable to higher total margin and lower income tax expenses, partially offset by higher realized losses on foreign currency contracts.

AmeriGas Propane’s adjusted net income attributable to UGI Corporation increased $130 during the 2026 six-month period, primarily reflecting significantly lower income tax expenses, partially offset by higher operating and administrative expenses.

Analysis of Segment Results

2026 Three-Month Period Compared with the 2025 Three-Month Period
Utilities

For the three months ended March 31,	2026	2025	Increase (Decrease)
Revenues	$880	$773	$107	14%
Total margin (a)	$408	$385	$23	6%
Operating and administrative expenses (a)	$111	$103	$8	8%
Operating income	$249	$240	$9	4%
Earnings before interest expense and income taxes	$250	$241	$9	4%
Gas Utility system throughput—bcf
Core market	53	53	—	—%
Total	129	128	1	1%
Electric Utility distribution sales - gwh	285	279	6	2%
Gas Utility degree days—% colder than normal (b)	7.1%	0.3%	—	—

UGI CORPORATION AND SUBSIDIARIES

(Currency in millions, except per share amounts and where indicated otherwise)

(a)Total margin represents revenues less cost of sales and revenue-related taxes (i.e., gross receipts and business and occupation taxes) of $11 and $10 during the 2026 and 2025 three-month periods, respectively. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating and administrative expenses presented above).
(b)Deviation from average heating degree days is determined on a 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for airports located within Gas Utility’s service territories.

Temperatures in Gas Utility’s service territories during the 2026 three-month period were 7.1% colder than normal and 4.1% colder than the prior-year period. Notwithstanding the colder weather, Gas Utility core market volumes and Total Gas Utility volume were comparable to the prior-year period. The increase in Electric Utility distribution sales volumes is primarily attributable to colder weather in the Electric Utility’s service territories.
Utilities revenues increased $107 during the 2026 three-month period, primarily reflecting higher Gas Utility revenues ($104). The increase in Gas Utility revenues was largely attributable to higher PGC and PGA rates, the increase in the PA Gas Utility base rates, effective October 2025 and higher off-system sales. These increases were partially offset by the effects of the weather normalization adjustments. The increase in Electric Utility revenues ($3) in the 2026 three-month period is principally attributable to the higher DS rates and higher sales volumes.

Utilities cost of sales increased $84 during the 2026 three-month period, primarily reflecting higher Gas Utility cost of sales ($82). The increase in Gas Utility cost of sales was largely attributable to the higher PGC and PGA rates and higher cost of sales associated with off-system sales. The increase in Electric Utility cost of sales ($2) is principally attributable to the higher DS rates and higher sales volumes.

Utilities total margin increased $23 during the 2026 three-month period, primarily reflecting higher Gas Utility total margin ($22). The increase in Gas Utility total margin principally reflects the increase in the PA Gas Utility base rates, effective October 2025, partially offset by the effects of the weather normalization adjustments. Electric Utility margin was comparable to the prior-year period.

Utilities operating income increased $9 during the 2026 three-month period. This increase largely reflects the increase in total margin ($23), partially offset by higher operating and administrative expenses ($8) and higher depreciation expense ($4). The higher operating and administrative expenses reflect, among other things, higher personnel expenses and higher uncollectible accounts expenses. The higher depreciation expense compared to the prior-year period reflects the effects of continued distribution system capital expenditure activity.

Utilities earnings before interest expense and income taxes increased $9 during the 2026 three-month period, principally representing the increase in operating income ($9).

Midstream & Marketing

For the three months ended March 31,	2026	2025	Increase (Decrease)
Revenues	$715	$587	$128	22%
Total margin (a)	$203	$202	$1	—%
Operating and administrative expenses	$36	$31	$5	16%
Operating income	$145	$151	$(6)	(4)%
Earnings before interest expense and income taxes	$150	$154	$(4)	(3)%
(a)Total margin represents revenues less cost of sales.

Average temperatures across Midstream & Marketing’s energy marketing territory during the 2026 three-month period were 8.5% colder than normal and 3.1% colder than the prior-year period.

Midstream & Marketing revenues increased $128 during the 2026 three-month period, primarily reflecting higher revenues from natural gas marketing activities ($115), including the effects of capacity management activities, that were primarily impacted by the colder weather.

UGI CORPORATION AND SUBSIDIARIES

(Currency in millions, except per share amounts and where indicated otherwise)

Midstream & Marketing cost of sales increased $127 during the 2026 three-month period, primarily reflecting higher natural gas costs ($125) related to the previously mentioned natural gas marketing activities, partially offset by lower midstream cost of sales ($7).

Midstream & Marketing total margin increased $1 during the 2026 three-month period, as higher peaking margins were substantially offset by lower total margin from capacity management activities.

Midstream & Marketing operating income decreased $6 during the 2026 three-month period, mainly reflecting higher operating and administrative expenses ($5). The increase in operating and administrative expenses was primarily due to higher operating expenses related to renewable energy projects.

Midstream & Marketing earnings before interest expense and income taxes decreased $4 during the 2026 three-month period, representing the decrease in operating income ($6), partially offset by slightly higher income from equity investees ($2).

UGI International

For the three months ended March 31,	2026	2025	Increase (Decrease)
Revenues	$621	$650	$(29)	(4)%
Total margin (a)	$298	$302	$(4)	(1)%
Operating and administrative expenses	$141	$142	$(1)	(1)%
Operating income	$136	$139	$(3)	(2)%
Earnings before interest expense and income taxes	$132	$143	$(11)	(8)%
LPG retail gallons sold (millions)	197	213	(16)	(8)%
Degree days—% (warmer) than normal (b)	(6.0)%	(2.2)%	—	—
(a)Total margin represents revenues less cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data at locations in our UGI International service territories.

Average temperatures during the 2026 three-month period were 6.0% warmer than normal and 4.7% warmer than the prior-year period. Total LPG retail gallons sold during the 2026 three-month period were 8% lower than the prior-year period, largely attributable to the impacts from the divestitures of certain non-core LPG businesses, lower residential volumes sold, continued structural conservation and the impact from the warmer weather.

UGI International base-currency results are translated into USD based upon exchange rates experienced during the reporting periods. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During the 2026 and 2025 three-month periods, the average unweighted euro-to-USD translation rates were approximately $1.17 and $1.05, respectively, and the average unweighted British pound sterling-to-USD translation rates were approximately $1.35 and $1.26, respectively. Fluctuations in these foreign currency exchange rates can have a significant impact on the individual financial statement components discussed below. The Company uses forward foreign currency exchange contracts entered into over multi-year periods to reduce the volatility in earnings that may result from such changes in foreign currency exchange rates. These forward foreign currency exchange contracts resulted in realized net gains (losses) of $(5) and $3 in the 2026 and 2025 three-month periods.

Average wholesale prices for propane and butane during the 2026 three-month period in northwest Europe were approximately 2.0% and 6.1% lower, respectively, compared with the prior-year period. UGI International revenues and cost of sales decreased $29 and $25, respectively, during the 2026 three-month period compared to the prior-year period. The decrease in revenues principally reflects lower LPG retail volumes sold and lower LPG prices, partially offset by the translation effects of the stronger foreign currencies (approximately $60). The decrease in cost of sales was mainly attributable to lower LPG product costs and lower LPG retail volumes sold, partially offset by the translation effects of the stronger foreign currencies (approximately $31).

UGI International total margin decreased $4 during the 2026 three-month period, primarily reflecting the lower LPG retail volumes sold and the effects of lower average unit margins, substantially offset by the translation effects of the stronger foreign currencies (approximately $30).

UGI CORPORATION AND SUBSIDIARIES

(Currency in millions, except per share amounts and where indicated otherwise)

UGI International operating income decreased $3 during the 2026 three-month period, principally reflecting the decrease in total margin ($4). Operating and administrative expenses in the 2026 three-month period were comparable to the prior-year period as the impacts from the divestitures of certain non-core LPG businesses and lower distribution expenses were substantially offset by the translation effects of the stronger foreign currencies (approximately $15) and, to a lesser extent, the effects of inflationary increases.
UGI International earnings before interest expense and income taxes decreased $11 during the 2026 three-month period. This decrease largely reflects higher realized losses on foreign currency exchange contracts ($8) entered into in order to reduce volatility in UGI International earnings resulting from the effects of changes in foreign currency exchange rates and the decrease in operating income ($3).
AmeriGas Propane

For the three months ended March 31,	2026	2025	Increase (Decrease)
Revenues	$759	$848	$(89)	(10)%
Total margin (a)	$448	$446	$2	—%
Operating and administrative expenses	$259	$257	$2	1%
Operating income	$156	$154	$2	1%
Earnings before interest expense and income taxes	$156	$154	$2	1%
Retail gallons sold (millions)	256	269	(13)	(5)%
Degree days—% colder (warmer) than normal (b)	(2.4)%	2.8%	—	—
(a)Total margin represents total revenues less total cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for 344 regions in the U.S., excluding Alaska and Hawaii.

Average temperatures during the 2026 three-month period were 2.4% warmer than normal and 4.8% warmer than the prior-year period. Total retail gallons sold decreased 5% during the 2026 three-month period primarily due to the impact from the warmer weather and continuing customer attrition.

Average daily wholesale propane commodity prices during the 2026 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 23% lower than such prices during the 2025 three-month period. Total revenues decreased $89 during the 2026 three-month period largely reflecting lower retail volumes sold ($36), the effects of lower average retail propane selling prices ($28) and lower wholesale revenues ($21).

AmeriGas Propane total cost of sales decreased $91 during the 2026 three-month period largely reflecting lower retail propane product costs ($46), wholesale cost of sales ($22) and the lower retail volumes sold ($17).

AmeriGas Propane total margin increased $2 in the 2026 three-month period as the higher average retail propane unit margins ($18) and higher fee income ($2) were substantially offset by the lower retail propane volumes sold ($19).

AmeriGas Propane operating income increased $2 during the 2026 three-month period as the increase in total margin ($2) and lower depreciation and amortization expense ($4) were partially offset by higher operating and administrative expenses ($2) and slightly lower gains on asset sales. Operating and administrative expenses increased primarily reflecting higher compensation expenses and advertising expenses.

AmeriGas Propane earnings before interest expense and income taxes increased $2 during the 2026 three-month period, representing the increase in operating income ($2).

Interest Expense and Income Taxes

Our consolidated interest expense during the 2026 three-month period was $111 compared to $102 during the 2025 three-month period. The increase in interest expense reflects the effects of higher average long-term debt outstanding at Utilities, partially

UGI CORPORATION AND SUBSIDIARIES

(Currency in millions, except per share amounts and where indicated otherwise)

offset by lower average credit agreement borrowings at UGI International and lower average long-term debt outstanding at AmeriGas Propane during the 2026 three-month period.

The Company’s effective tax rate for the 2026 three-month period was comparable to the prior-year period.
The Company's estimated annual effective tax rate is sensitive to changes in the forecasted mix of earnings across jurisdictions and to changes in the fair value of unrealized mark-to-market positions. Unrealized mark-to-market gains and losses on commodity contracts can be material and volatile, and the annual effective tax rate may change significantly in future interim periods if the fair value of these positions changes materially from current estimates.
2026 Six-Month Period Compared with the 2025 Six-Month Period
Utilities

For the six months ended March 31,	2026	2025	Increase (Decrease)
Revenues	$1,471	$1,258	$213	17%
Total margin (a)	$710	$659	$51	8%
Operating and administrative expenses (a)	$211	$194	$17	9%
Operating income	$404	$378	$26	7%
Earnings before interest expense and income taxes	$407	$382	$25	7%
Gas Utility system throughput—bcf
Core market	89	84	5	6%
Total	230	226	4	2%
Electric Utility distribution sales - gwh	535	521	14	3%
Gas Utility degree days—% colder (warmer) than normal (b)	11.0%	(1.1)%	—	—
(a)Total margin represents revenues less cost of sales and revenue-related taxes (i.e., gross receipts and business and occupation taxes) of $19 and $17 during the 2026 and 2025 six-month periods, respectively. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating and administrative expenses presented above).
(b)Deviation from average heating degree days is determined on a 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for airports located within Gas Utility’s service territories.

Temperatures in Gas Utility’s service territories during the 2026 six-month period were 11.0% colder than normal and 10.7% colder than the prior-year period. Gas Utility core market volumes increased 6% during the 2026 six-month period, principally reflecting the impact from the colder weather compared to the prior-year period. Total Gas Utility volume increased 2% during the 2026 six-month period, reflecting the increase in core market volumes that was partially offset by lower large firm delivery service volumes. The increase in Electric Utility distribution sales volumes is primarily attributable to the impact from the colder weather compared to the prior-year period.
Utilities revenues increased $213 during the 2026 six-month period, primarily reflecting higher Gas Utility revenues ($207). The increase in Gas Utility revenues was largely attributable to the increase in the PA Gas Utility base rates, effective October 2025, higher PGC and PGA rates, the higher core market volumes and higher off-system sales. These increases were partially offset by the effects of the weather normalization adjustments. The increase in Electric Utility revenues ($6) in the 2026 six-month period is principally attributable to the higher DS rates and higher sales volumes.

Utilities cost of sales increased $162 during the 2026 six-month period, primarily reflecting higher Gas Utility cost of sales ($158). The increase in Gas Utility cost of sales was largely attributable to the higher PGC and PGA rates, the higher core market volumes and higher cost of sales associated with off-system sales. The increase in Electric Utility cost of sales ($4) is principally attributable to the higher DS rates and higher sales volumes.

Utilities total margin increased $51 during the 2026 six-month period, primarily reflecting higher Gas Utility total margin ($49). The increase in Gas Utility total margin principally reflects the increase in the PA Gas Utility base rates, effective October 2025 and the higher core market volumes, partially offset by the effects of the weather normalization adjustments. Electric Utility margin was comparable to the prior-year period.

UGI CORPORATION AND SUBSIDIARIES

(Currency in millions, except per share amounts and where indicated otherwise)

Utilities operating income increased $26 during the 2026 six-month period. This increase largely reflects the increase in total margin ($51), partially offset by higher operating and administrative expenses ($17) and higher depreciation expense ($7). The higher operating and administrative expenses reflect, among other things, higher personnel expenses and higher uncollectible accounts expenses. The higher depreciation expense compared to the prior-year period reflects the effects of continued distribution system capital expenditure activity.

Utilities earnings before interest expense and income taxes increased $25 during the 2026 six-month period, principally representing the increase in operating income ($26).

Midstream & Marketing

For the six months ended March 31,	2026	2025	Increase (Decrease)
Revenues	$1,142	$954	$188	20%
Total margin (a)	$342	$340	$2	1%
Operating and administrative expenses	$71	$60	$11	18%
Operating income	$229	$242	$(13)	(5)%
Earnings before interest expense and income taxes	$238	$249	$(11)	(4)%
(a)Total margin represents revenues less cost of sales.

Average temperatures across Midstream & Marketing’s energy marketing territory during the 2026 six-month period were 10.8% colder than normal and 8.7% colder than the prior-year period.

Midstream & Marketing revenues increased $188 during the 2026 six-month period, primarily reflecting higher revenues from natural gas marketing activities ($165), including the effects of capacity management activities, that were primarily impacted by the colder weather.

Midstream & Marketing cost of sales increased $186 during the 2026 six-month period, primarily reflecting higher natural gas costs ($175) related to the previously mentioned natural gas marketing activities.

Midstream & Marketing total margin increased $2 during the 2026 six-month period as higher peaking margins were substantially offset by lower total margin from capacity management activities.

Midstream & Marketing operating income decreased $13 during the 2026 six-month period, mainly reflecting higher operating and administrative expenses ($11) and higher depreciation and amortization expense ($3), partially offset by the higher total margin ($2). The increase in operating and administrative expenses was primarily due to higher compensation expenses and higher operating expenses related to renewable energy.

Midstream & Marketing earnings before interest expense and income taxes during the 2026 six-month period decreased $11 compared to the prior-year period, representing the decrease in operating income ($13), partially offset by slightly higher income from equity investees ($2).

UGI International

For the six months ended March 31,	2026	2025	Increase (Decrease)
Revenues	$1,196	$1,288	$(92)	(7)%
Total margin (a)	$582	$566	$16	3%
Operating and administrative expenses	$275	$276	$(1)	—%
Operating income	$263	$245	$18	7%
Earnings before interest expense and income taxes	$256	$253	$3	1%
LPG retail gallons sold (millions)	392	431	(39)	(9)%
Degree days—% (warmer) than normal (b)	(3.5)%	(2.8)%	—	—
(a)Total margin represents revenues less cost of sales.

UGI CORPORATION AND SUBSIDIARIES

(Currency in millions, except per share amounts and where indicated otherwise)

(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data at locations in our UGI International service territories.

Average temperatures during the 2026 six-month period were 3.5% warmer than normal and 2.2% warmer than the prior-year period. Total LPG retail gallons sold during the 2026 six-month period decreased 9% compared to the prior-year period, largely attributable to the impacts from the divestitures of certain non-core LPG businesses, lower crop drying campaigns, continued structural conservation and the impact from the warmer weather, partially offset by higher residential volumes sold.

UGI International base-currency results are translated into USD based upon exchange rates experienced during the reporting periods. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During the 2026 and 2025 six-month periods, the average unweighted euro-to-USD translation rates were approximately $1.17 and $1.06, respectively, and the average unweighted British pound sterling-to-USD translation rates were approximately $1.34 and $1.27, respectively. Fluctuations in these foreign currency exchange rates can have a significant impact on the individual financial statement components discussed below. The Company uses forward foreign currency exchange contracts entered into over multi-year periods to reduce the volatility in earnings that may result from such changes in foreign currency exchange rates. These forward foreign currency exchange contracts resulted in realized net gains (losses) of $(8) and $7 in the 2026 and 2025 six-month periods, respectively.

Average wholesale prices for propane and butane during the 2026 six-month period in northwest Europe were approximately 15.3% and 13.7% lower, respectively, compared with the prior-year period. UGI International revenues and cost of sales decreased $92 and $108, respectively, during the 2026 six-month period compared to the prior-year period. The decrease in revenues was primarily attributable to the lower LPG retail volumes sold and lower LPG prices, partially offset by the translation effects of the stronger foreign currencies (approximately $108). The decrease in cost of sales was mainly attributable to lower LPG product costs and the lower LPG retail volumes sold, partially offset by the translation effects of the stronger foreign currencies (approximately $55).

UGI International total margin increased $16 during the 2026 six-month period, primarily reflecting the translation effects of the stronger foreign currencies (approximately $53) and, to a lesser extent, the effects of higher average unit margins in the 2026 six-month period, substantially offset by the lower LPG retail volumes sold.

UGI International operating income increased $18 during the 2026 six-month period, principally reflecting the increase in total margin ($16). Operating and administrative expenses during the 2026 six-month period were comparable to the prior-year period as the impacts from the divestitures of certain non-core LPG businesses, lower distribution expenses and lower personnel expenses were substantially offset by the translation effects of the stronger foreign currencies (approximately $28) and, to a lesser extent, the effects of inflationary increases.
UGI International earnings before interest expense and income taxes increased $3 during the 2026 six-month period. This increase largely reflects the $18 increase in operating income, substantially offset by higher realized losses on foreign currency exchange contracts ($15) entered into in order to reduce volatility in UGI International earnings resulting from the effects of changes in foreign currency exchange rates.
AmeriGas Propane

For the six months ended March 31,	2026	2025	Increase (Decrease)
Revenues	$1,359	$1,475	$(116)	(8)%
Total margin (a)	$797	$793	$4	1%
Operating and administrative expenses	$503	$493	$10	2%
Operating income	$228	$228	$—	—%
Earnings before interest expense and income taxes	$228	$228	$—	—%
Retail gallons sold (millions)	461	473	(12)	(3)%
Degree days—% (warmer) than normal (b)	(0.9)%	(1.1)%	—	—
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

UGI CORPORATION AND SUBSIDIARIES

(Currency in millions, except per share amounts and where indicated otherwise)

Average temperatures during the 2026 six-month period were 0.9% warmer than normal and 0.4% colder than the prior-year period. Total retail gallons sold decreased 3% compared to the prior-year period as the effects of colder weather in the Eastern U.S. were more than offset by (1) the warmer weather in the Western U.S.; (2) the sale of the LPG operations in Hawaii in September 2025; and (3) continuing customer attrition.

Average daily wholesale propane commodity prices during the 2026 six-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 19% lower than such prices during the 2025 six-month period. Total revenues decreased $116 during the 2026 six-month period primarily reflecting the effects of lower average retail propane selling prices ($39), lower retail volumes sold ($33) and lower wholesale revenues ($33).

Total cost of sales decreased $120 during the 2026 six-month period largely reflecting lower retail propane product costs ($63), lower wholesale cost of sales ($34) and lower retail volumes sold ($15).

AmeriGas Propane total margin increased $4 during the 2026 six-month period as the impact from higher average retail propane unit margins ($25) was largely offset by the lower retail propane volumes sold ($18) and lower fee income ($4).

AmeriGas Propane operating income was comparable to the prior-year period as the increase in total margin ($4) and lower depreciation and amortization expense ($5) were substantially offset by higher operating and administrative expenses ($10). The increase in operating and administrative expenses primarily reflects higher compensation expenses and advertising expenses.

AmeriGas Propane earnings before interest expense and income taxes was comparable to the prior-year period.

Interest Expense and Income Taxes

Our consolidated interest expense during the 2026 six-month period was $222 compared to $204 during the 2025 six-month period. The increase in interest expense principally reflects the effects of higher interest rates on long-term debt and higher average long-term debt outstanding at Utilities, partially offset by lower average long-term debt outstanding at AmeriGas Propane during the 2026 six-month period.

The increase in the Company’s effective income tax rate for the 2026 six-month period primarily reflects the impacts of unrealized gains on commodity derivative instruments, partially offset by higher tax reserve releases than the prior-year period.
The Company's estimated annual effective tax rate is sensitive to changes in the forecasted mix of earnings across jurisdictions and to changes in the fair value of unrealized mark-to-market positions. Unrealized mark-to-market gains and losses on commodity contracts can be material and volatile, and the annual effective tax rate may change significantly in future interim periods if the fair value of these positions changes materially from current estimates.

FINANCIAL CONDITION AND LIQUIDITY

The Company expects to have sufficient liquidity, including cash on hand and available borrowing capacity, to continue to support long-term commitments and ongoing operations. Our total available liquidity balance, comprising cash and cash equivalents and available borrowing capacity on our revolving credit facilities, totaled approximately $2.1 billion and $1.6 billion at March 31, 2026 and September 30, 2025, respectively.

As of March 31, 2026, “Current maturities of long-term debt” on the Condensed Consolidated Balance Sheet principally comprises (1) $100 outstanding principal balance of the UGI Utilities, 2.95% Senior Notes, due June 2026; and (2) $700 outstanding principal balance of the UGI Corporation Senior Notes due in 2028 which became eligible for early conversion requests from April 1, 2026 through June 30, 2026. The Company cannot predict whether noteholders will elect to convert during the conversion period. To-date, no noteholders have elected to convert their notes. As of March 31, 2026, the Company had $151 of unused borrowing capacity under its existing $475 revolving credit facility and access to additional liquidity via subsidiaries to fund any cash consideration, if needed, in the event of early conversion by noteholders. In addition, the Company has a $300 revolving credit facility, the borrowings of which, if any, can be used solely to fund the cash consideration in the event of conversion by noteholders. This credit facility is scheduled to expire in August 2026, and the Company has the

UGI CORPORATION AND SUBSIDIARIES

(Currency in millions, except per share amounts and where indicated otherwise)

option, subject to meeting certain conditions, to convert and extend the credit facility borrowings into a one year term loan. See “Significant Financing Activities” below and Note 8 to Condensed Consolidated Financial Statements for further information.

Except as disclosed, the Company does not have any senior notes or term loans maturing in the next twelve months. UGI and its subsidiaries were in compliance with all of its debt covenants as of March 31, 2026.

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

The primary sources of UGI’s cash and cash equivalents are the dividends and other cash payments made to UGI or its corporate subsidiaries by its principal business units. Our cash and cash equivalents totaled $494 at March 31, 2026, compared with $335 at September 30, 2025. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, at March 31, 2026 and September 30, 2025, UGI had $334 and $214 of cash and cash equivalents, respectively. Such cash is available to pay dividends on UGI Common Stock and for investment purposes.

Long-term Debt and Credit Facilities

Long-term Debt

The Company’s debt outstanding at March 31, 2026 and September 30, 2025, comprises the following:

	March 31, 2026							September 30, 2025
	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corp & Other	Eliminations (a)	Total	Total
Short-term borrowings	$199	$—	$50	$—	$—	$—	$249	$486

Long-term debt (including current maturities):
Senior notes	$2,100	$—	$462	$1,555	$700	$—	$4,817	$4,724
Term loans	113	774	347	—	400	—	1,634	1,646
Other long-term debt	12	40	12	150	324	(150)	388	331
Unamortized debt issuance costs	(8)	(10)	(4)	(12)	(13)	—	(47)	(53)
Total long-term debt	$2,217	$804	$817	$1,693	$1,411	$(150)	$6,792	$6,648
Total debt	$2,416	$804	$867	$1,693	$1,411	$(150)	$7,041	$7,134
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

As of March 31, 2026, an early conversion condition associated with the market price of the Company’s common stock was met. Accordingly, pursuant to the indenture, the UGI Corporation Senior Notes are convertible at the option of the noteholders, in whole or in part, from April 1, 2026 through June 30, 2026.

Because the Company must pay noteholders cash up to the aggregate principal amount and noteholders can convert at their sole election beginning April 1, 2026 through June 30, 2026, the Company classified the entire $700 principal amount (net of unamortized debt issuance costs of $10) of the UGI Corporation Senior Notes in "Current maturities of long-term debt" on the March 31, 2026 Condensed Consolidated Balance Sheet.

Whether the UGI Corporation Senior Notes will become convertible in subsequent periods after June 30, 2026 will depend on the future occurrence of early conversion conditions. If none of the conversion conditions are met in future quarters, the UGI Corporation Senior Notes will revert to classification as "Long-term debt" on the Condensed Consolidated Balance Sheet.

The Company cannot predict whether noteholders will elect to convert during the conversion period ending June 30, 2026. Whether noteholders elect to convert will depend on various factors including market conditions and the secondary market trading price of the UGI Corporation Senior Notes relative to the value of early conversion. Historically, the secondary market trading price has exhibited a premium over the value of early conversion, indicating economic value to not requesting an early conversion. The Company cannot predict if these conditions will continue. As described in the Company's 2025 Annual Report, the Company has a $300 revolving credit facility, the borrowings of which, if any, can be used solely to fund the cash consideration in the event of conversion by noteholders. In addition, the Company has $151 of unused borrowing capacity under its existing $475 revolving credit facility and access to additional liquidity via subsidiaries to fund any additional cash consideration, if needed, in the event of early conversion by noteholders. To-date, no noteholders have elected to convert their notes.

Credit Facilities

Additional information related to the Company’s credit agreements can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 6 to Consolidated Financial Statements in the Company’s 2025 Annual Report.

UGI CORPORATION AND SUBSIDIARIES

(Currency in millions, except per share amounts and where indicated otherwise)

Information about the Company’s principal credit agreements (excluding the Receivables Facility discussed below) as of March 31, 2026 and 2025, is presented in the table below.

	Total Capacity	Borrowings Outstanding	Letters of Credit and Guarantees Outstanding	Available Borrowing Capacity
As of March 31, 2026
AmeriGas OLP (a)	$269	$—	$1	$268
UGI International, LLC (b)	€500	€43	€—	€457
Energy Services	$300	$—	$—	$300
UGI Utilities	$375	$126	$—	$249
Mountaineer	$150	$73	$—	$77
UGI Corporation (c)	$475	$324	$—	$151
As of March 31, 2025
AmeriGas OLP (a)	$299	$—	$1	$298
UGI International, LLC (b)	€500	€284	€—	€216
Energy Services	$300	$—	$—	$300
UGI Utilities	$375	$37	$—	$338
Mountaineer	$150	$68	$—	$82
UGI Corporation (c)	$475	$243	$—	$232
(a)The maximum amount available for borrowing at any time under the AmeriGas Senior Secured Revolving Credit Facility is limited to the borrowing base valuation, as defined in the agreement.
(b)Permits UGI International, LLC or UGI International Holdings B.V. to borrow in euros or USD.
(c)Borrowings outstanding are classified as long-term debt on the balance sheet.

The average daily and peak short-term borrowings under the Company’s principal credit agreements are as follows:

	For the six months ended		For the six months ended
	March 31, 2026		March 31, 2025
	Average	Peak	Average	Peak
AmeriGas OLP	$15	$57	$41	$85
UGI International, LLC	€98	€173	€135	€294
Energy Services	$—	$—	$—	$—
UGI Utilities	$188	$254	$115	$263
Mountaineer	$90	$109	$101	$118
UGI Corporation	$269	$324	$251	$283

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

At March 31, 2026, the outstanding balance of ESFC trade receivables was $138, none of which were sold to the bank. At March 31, 2025, the outstanding balance of ESFC trade receivables was $110, none of which was sold to the bank. During the six months ended March 31, 2026, peaks sales of receivables was $110 and average daily amounts sold were $8. There were no sales of receivables under the Receivables Facility during the six months ended March 31, 2025.

Dividends and Repurchases of Common Stock
On November 20, 2025, UGI’s Board of Directors declared a cash dividend equal to $0.375 per common share. The dividend was paid on January 1, 2026, to shareholders of record on December 15, 2025. On February 4, 2026, UGI’s Board of Directors declared a cash dividend equal to $0.375 per common share. The dividend was paid on April 1, 2026, to shareholders of record on March 16, 2026. On May 6, 2026, UGI’s Board of Directors declared a quarterly dividend of $0.375 per common share. The dividend is payable July 1, 2026, to shareholders of record on June 15, 2026.
Pursuant to the UGI share repurchase program authorized in February 2026, which allows for the repurchase of up to 8 million shares of Common Stock, during the six months ended March 31, 2026, the Company purchased 0.6 million shares of Common Stock on the open market at a total purchase price of $23.

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

Cash flow provided by operating activities was $730 in the 2026 six-month period compared to $848 in the 2025 six-month period. Cash flow provided by operating activities before changes in operating working capital was $1,095 in the 2026 six-month period compared to $1,122 in the 2025 six-month period. Cash used to fund changes in operating working capital totaled $365 in the 2026 six-month period, as compared to the $274 in the 2025 six-month period. The increase in cash required to fund changes in operating working capital in the 2026 six-month period reflects, among other things, a decrease in cash received for derivative instrument collateral deposits, an increase in cash used to fund changes in accounts receivable and utility deferred fuel costs largely offset by lower cash required to fund changes in inventories, accounts payable and other current liabilities.

Investing Activities. Investing activity cash flow is principally affected by cash expenditures for property, plant and equipment; cash paid for acquisitions of businesses and assets; investments in equity method investees; and cash activity associated with dispositions of businesses and assets.

Cash flow used by investing activities was $297 in the 2026 six-month period compared to $367 in the 2025 six-month period. Cash expenditures for property, plant and equipment were $391 in the 2026 six-month period compared with $357 in the 2025 six-month period. The increased cash expenditures for property, plant and equipment were offset by increased net proceeds from the disposal of businesses and assets in Fiscal 2026 which includes, among other things, proceeds from the sale of the LPG distribution business in Austria and the cylinder business in the United Kingdom. Investments in equity method investments during the 2026 six-month period principally reflects our continuing investments in renewable energy projects at our Midstream & Marketing segment.

Financing Activities. Changes in cash flow from financing activities are primarily due to issuances and repayments of long-term debt; net short-term borrowings; dividends on UGI Common Stock; and issuances and repurchases of equity instruments.

Cash flow used by financing activities was $253 in the 2026 six-month period compared to $268 in the 2025 six-month period. The 2026 six-month period includes, among other things, (a) the issuance by UGI Utilities of $150 aggregate principal amount

UGI CORPORATION AND SUBSIDIARIES

(Currency in millions, except per share amounts and where indicated otherwise)

of 5.10% senior notes and $125 aggregate principal amount of 5.68% senior notes (b) the repayment by UGI Utilities of the $100 outstanding aggregate principal amount of the 1.59% Senior Notes and $75 outstanding aggregate principal amount of the 1.64% Senior Notes (c) net repayments of short-term borrowings of $235 and (d) the repurchase of $23 of Common Stock.

The 2025 six-month period includes, among other things, (a) the issuance by UGI Utilities of $50 million and $125 million principal amount of senior notes (b) entering into the UGI Corporation 2025 Credit Agreement consisting of (1) a $475 million revolving credit facility and (2) a $400 million variable-rate term loan, proceeds from the UGI Corporation 2025 Credit Agreement were used to prepay all borrowings under the UGI Corporation Credit Facility Agreement due August 29, 2025 and, concurrent with such repayment, terminated the agreement, (c) the repurchase by AmeriGas Propane of the $218 outstanding aggregate principal balance of the 5.50% Senior Notes due May 2025, and (d) net repayments of short-term borrowings of $48.

UTILITY REGULATORY MATTERS

UGI Utilities. On March 27, 2026, Electric Utility filed a rate request with the PAPUC to increase its annual base distribution revenues by $17. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable electric service. Electric Utility requested that the new electric rates become effective June 1, 2026. The PAPUC entered an order on April 16, 2026, suspending the effective date for the rate increase to allow for investigation and public hearings. Unless a settlement is reached sooner, the review process is expected to last up to nine months from the date of filing. The Company cannot predict the timing or the ultimate outcome of the rate case review process.

On January 28, 2026, PA Gas Utility filed a request with the PAPUC to increase its base operating revenues for residential, commercial and industrial customers by $99 annually. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service. PA Gas Utility requested the new gas rates become effective March 29, 2026. The PAPUC entered an order on February 19, 2026, suspending the effective date for the rate increase to allow for investigation and public hearings. Unless a settlement is reached sooner, the review process is expected to last up to nine months from the date of filing. The Company cannot predict the timing or the ultimate outcome of the rate case review process.

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

Mountaineer. On February 3, 2026, WV Gas Utility submitted a base rate case filing with the WVPSC seeking a net revenue increase of $27, which consisted of an increase in base rates of $44 and a decrease in the IREP rates of $17 annually. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service. WV Gas Utility requested the new gas rates become effective March 5, 2026. The WVPSC entered an order on March 2, 2026, suspending the effective date for the rate increase to allow for a full review of the filing and public hearings. Unless a settlement is reached sooner, the review process is expected to last up to 270 days from the date of filing. The Company cannot predict the timing or the ultimate outcome of the rate case review process.

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

UGI CORPORATION AND SUBSIDIARIES

(Currency in millions, except per share amounts and where indicated otherwise)

OTHER MATTERS

West Reading, Pennsylvania Explosion. On March 24, 2023, an explosion occurred in West Reading, Pennsylvania which resulted in seven fatalities, injuries to at least ten others, and extensive property damage to buildings owned by R.M. Palmer, a local chocolate manufacturer, and neighboring structures. The NTSB and PAPUC investigated the West Reading incident. The NTSB investigative team included representatives from the Company, the local fire department and the Pipeline and Hazardous Materials Safety Administration. The Company cooperated with the investigations. In September 2023, OSHA closed their investigation of this matter, without any finding pertaining to UGI Utilities.

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

On March 18, 2026, the PAPUC filed a formal complaint against UGI Utilities. The complaint alleges various pipeline safety violations and seeks civil penalties. The Company intends to vigorously defend against the allegations in the complaint. The Company does not believe the resolution of this matter will have a material adverse effect on its financial condition, results of operations, or cash flows.

The Company also has received claims as a result of the explosion and is involved in lawsuits relative to the incident. With the issuance of the final NTSB report, discovery in the litigation has begun. The Company maintains liability insurance for personal injury, property and casualty damages and believes that third-party claims associated with the explosion, in excess of the Company’s deductible, are recoverable through the Company’s insurance. The Company cannot predict the result of these pending or future claims and legal actions at this time.

Regarding these pending claims and legal actions, other than as disclosed above, the Company does not believe, at this early stage, that there is sufficient information available to reasonably estimate a range of loss, if any, or conclude that the final outcome of all of these matters will or will not have a material adverse effect on our financial statements.

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

Our variable-rate debt at March 31, 2026, includes revolving credit facility borrowings and variable-rate term loans at UGI International, Utilities, Energy Services and UGI Corporation. These debt agreements have interest rates that are generally indexed to short-term market interest rates. We have entered into pay-fixed, receive-variable interest rate swap agreements on a significant portion of the term loans’ principal balances and a significant portion of the term loans’ tenor. We have designated these interest rate swaps as cash flow hedges. At March 31, 2026, combined borrowings outstanding under variable-rate debt agreements, excluding the previously mentioned effectively fixed-rate debt, totaled $728.

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

UGI CORPORATION AND SUBSIDIARIES

(Currency in millions, except per share amounts and where indicated otherwise)

Foreign Currency Exchange Rate Risk
Our primary currency exchange rate risk is associated with the USD versus the euro and, to a lesser extent, the USD versus the British pound sterling. The USD value of our foreign currency denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. From time to time, we use derivative instruments to hedge portions of our net investments in foreign subsidiaries, including anticipated foreign currency denominated dividends. Gains or losses on these net investment hedges remain in AOCI until such foreign operations are sold or liquidated. With respect to our net investments in our UGI International operations, a 10% decline in the value of the associated foreign currencies versus the USD would reduce their aggregate net book value at March 31, 2026, by approximately $110, which amount would be reflected in other comprehensive income. We have designated certain euro-denominated borrowings as net investment hedges.
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
We have concentrations of credit risk associated with derivative instruments and we evaluate the creditworthiness of our derivative counterparties on an ongoing basis. As of March 31, 2026, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was $196. In general, many of our over-the-counter derivative instruments and all exchange contracts call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At March 31, 2026, we received cash collateral from derivative instrument counterparties totaling $43. In addition, we may have offsetting derivative liabilities and certain accounts payable balances with certain of these counterparties, which further mitigates the previously mentioned maximum amount of losses. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At March 31, 2026, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.
The following table summarizes the fair values of unsettled market risk sensitive derivative instrument assets (liabilities) held at March 31, 2026 and changes in their fair values due to market risks. Certain of UGI Utilities’ commodity derivative instruments are excluded from the table below because any associated net gains or losses are refundable to or recoverable from customers in accordance with UGI Utilities ratemaking.

	Asset (Liability)
	Fair Value	Change in Fair Value
March 31, 2026
Commodity price risk (1)	$86	$(91)
Interest rate risk (2)	$(3)	$(7)
Foreign currency exchange rate risk (3)	$—	$(35)
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to the Company’s repurchases of its common stock during the quarter ended March 31, 2026.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2026 to January 31, 2026	—	$0.00	—	5.20 million
February 1, 2026 to February 28, 2026	—	$0.00	—	8.00 million
March 1, 2026 to March 31, 2026	300,000	$36.75	300,000	7.70 million
Total	300,000		300,000

(1) Common Stock is repurchased through an extension of a previous share repurchase program. In February 2026, UGI’s Board of Directors authorized the repurchase of up to 8 million shares of Common Stock over a four-year period, expiring in February 2030.

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
ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.1	UGI Corporation 2021 Incentive Award Plan, Terms and Conditions for Non-Employee Directors, as amended and restated effective January 1, 2026.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2026, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

UGI CORPORATION AND SUBSIDIARIES

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2026, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2026, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

UGI CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

10.1	UGI Corporation 2021 Incentive Award Plan, Terms and Conditions for Non-Employee Directors, as amended and restated effective January 1, 2026.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2026, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2026, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2026, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UGI Corporation
(Registrant)

Date:	May 7, 2026	By:	/s/ Sean P. O’Brien
Sean P. O’Brien
Chief Financial Officer

Date:	May 7, 2026	By:	/s/ Jean Felix Tematio Dontsop
Jean Felix Tematio Dontsop
Vice President, Chief Accounting Officer
and Corporate Controller