Form 10-Q
period 2026-06-30
UGI CORP /PA/
filed 2026-08-06
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
At July 31, 2026, there were 214,494,967 shares of UGI Corporation Common Stock, without par value, outstanding.

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

Other Terms and Abbreviations
2025 Annual Report - UGI Annual Report on Form 10-K for the fiscal year ended September 30, 2025
2025 nine-month period - Nine months ended June 30, 2025
2025 three-month period - Three months ended June 30, 2025
2026 nine-month period - Nine months ended June 30, 2026
2026 three-month period - Three months ended June 30, 2026
AmeriGas Senior Secured Revolving Credit Facility - Revolving credit agreement entered into by AmeriGas OLP on August 2, 2024 and scheduled to expire in August 2029
AOCI - Accumulated Other Comprehensive Income (Loss)
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
WVPSC - Public Service Commission of West Virginia

UGI CORPORATION AND SUBSIDIARIES
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Millions of dollars)

	June 30, 2026	September 30, 2025	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$476	$335	$350
Restricted cash	47	20	20
Accounts receivable (less allowances for doubtful accounts of $54, $42 and $73, respectively)	768	714	825
Accrued utility revenues	27	35	39
Income taxes receivable	42	41	44
Inventories	352	385	359
Derivative instruments	33	23	8
Held for sale assets	351	9	15
Prepaid expenses and other current assets	178	204	139
Total current assets	2,274	1,766	1,799
Property, plant and equipment, net (less accumulated depreciation of $5,253, $5,270 and $5,220, respectively)	8,864	9,080	8,934
Goodwill	2,780	2,852	2,888
Intangible assets, net	289	328	343
Derivative instruments	10	7	8
Other assets	1,414	1,429	1,390
Total assets	$15,631	$15,462	$15,362
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$18	$117	$905
Short-term borrowings	336	486	366
Accounts payable	433	511	484
Derivative instruments	32	57	43
Held for sale liabilities	104	—	—
Other current liabilities	657	810	754
Total current liabilities	1,580	1,981	2,552
Long-term debt	6,695	6,531	5,683
Deferred income taxes	1,048	973	1,015
Derivative instruments	11	23	39
Other noncurrent liabilities	1,075	1,168	1,189
Total liabilities	10,409	10,676	10,478
Commitments and contingencies (Note 9)
Equity:
UGI Corporation stockholders’ equity:
UGI Common Stock, without par value (authorized — 450,000,000 shares; issued — 217,706,132, 217,033,282 and 216,929,085 shares, respectively)	1,736	1,709	1,703
Retained earnings	3,777	3,334	3,428
Accumulated other comprehensive income (loss)	(182)	(173)	(181)
Treasury stock, at cost	(118)	(93)	(76)
Total UGI Corporation stockholders’ equity	5,213	4,777	4,874
Noncontrolling interests	9	9	10
Total equity	5,222	4,786	4,884
Total liabilities and equity	$15,631	$15,462	$15,362
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Revenues	$1,331	$1,394	$6,099	$6,090
Costs and expenses:
Cost of sales (excluding depreciation and amortization shown below)	758	837	2,957	3,061
Operating and administrative expenses	491	481	1,570	1,524
Depreciation and amortization	138	140	416	416
Net loss (gain) on disposals of businesses	7	54	42	54
Other operating expense (income), net	(19)	(25)	(54)	(59)
	1,375	1,487	4,931	4,996
Operating income (loss)	(44)	(93)	1,168	1,094
Income (loss) from equity investees	(1)	—	8	6
Loss on extinguishments of debt	(15)	(10)	(15)	(10)
Other non-operating income (expense), net	8	(24)	20	(2)
Interest expense	(109)	(101)	(331)	(305)
Income (loss) before income taxes	(161)	(228)	850	783
Income tax benefit (expense)	28	65	(166)	(92)
Net income (loss) attributable to UGI Corporation	$(133)	$(163)	$684	$691
Earnings (loss) per common share attributable to UGI Corporation stockholders:
Basic	$(0.62)	$(0.76)	$3.18	$3.22
Diluted	$(0.62)	$(0.76)	$3.08	$3.16
Weighted-average common shares outstanding (thousands):
Basic	214,690	214,813	214,789	214,896
Diluted	214,690	214,813	221,787	218,423
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Millions of dollars)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to UGI Corporation	$(133)	$(163)	$684	$691
Other comprehensive income (loss):
Net gains (losses) on derivative instruments (net of tax of $(3), $0, $(6) and $(3), respectively)	7	(2)	16	9
Reclassifications of net losses (gains) on derivative instruments (net of tax of $0, $1, $1 and $1, respectively)	(1)	(1)	(4)	(2)
Foreign currency adjustments (net of tax of $(4), $24, $(8) and $15, respectively)	(2)	89	(20)	64
Benefit plans (net of tax of $0, $0, $0 and $0, respectively)	(1)	1	(1)	1
Other comprehensive income (loss)	3	87	(9)	72
Comprehensive income (loss) attributable to UGI Corporation	$(130)	$(76)	$675	$763

See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Millions of dollars)

	Nine Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income attributable to UGI Corporation	$684	$691
Adjustments to reconcile net income attributable to UGI Corporation to net cash provided by operating activities:
Depreciation and amortization	416	416
Deferred income tax expense (benefit), net	95	16
Provision for uncollectible accounts	43	41
Changes in unrealized gains and losses on derivative instruments	(55)	30
Net loss (gain) on disposals of businesses	42	54
Loss on extinguishments of debt	15	10
Loss (income) from equity investees	(8)	(6)
Other, net	(26)	(14)
Net change in:
Accounts receivable and accrued utility revenues	(143)	(137)
Income taxes receivable	(1)	12
Inventories	10	58
Utility deferred fuel costs, net of changes in unsettled derivatives	(31)	(23)
Accounts payable	(15)	(29)
Derivative instruments collateral deposits received (paid)	18	4
Other current assets	53	57
Other current liabilities	(125)	(43)
Net cash provided by operating activities	972	1,137
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(617)	(579)
Net proceeds from the disposition of businesses and assets	152	107
Investments in equity method investees	(4)	(26)
Settlements of net investment hedges	—	(4)
Other, net	—	3
Net cash provided (used) by investing activities	(469)	(499)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on Common Stock	(241)	(241)
Issuances of debt, net of discount and issuance costs	1,277	1,553
Repayments of long-term debt and finance leases, including redemption premiums	(1,205)	(1,707)
Short-term borrowings (repayments), net	(149)	(108)
Issuances of Common Stock	15	15
Repurchases of Common Stock	(23)	(17)
Net cash provided (used) by financing activities	(326)	(505)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9)	9
Cash, cash equivalents and restricted cash increase (decrease)	$168	$142
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash at end of period	$523	$370
Cash, cash equivalents and restricted cash at beginning of period	355	228
Cash, cash equivalents and restricted cash increase (decrease)	$168	$142
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Common stock, without par value
Balance, beginning of period	$1,731	$1,684	$1,709	$1,676
Common Stock issued in connection with employee and director plans, net of tax withheld	1	14	15	15
Equity-based compensation expense	4	5	12	12
Balance, end of period	$1,736	$1,703	$1,736	$1,703
Retained earnings
Balance, beginning of period	$3,990	$3,671	$3,334	$2,978
Net income (loss) attributable to UGI Corporation	(133)	(163)	684	691
Cash dividends on UGI Common Stock ($0.375, $0.375, $1.13 and $1.13, respectively)	(80)	(80)	(241)	(241)
Balance, end of period	$3,777	$3,428	$3,777	$3,428
Accumulated other comprehensive income (loss)
Balance, beginning of period	$(185)	$(268)	$(173)	$(253)
Other comprehensive income (loss)	3	87	(9)	72
Balance, end of period	$(182)	$(181)	$(182)	$(181)
Treasury stock
Balance, beginning of period	$(117)	$(75)	$(93)	$(56)
Repurchases of Common Stock	—	—	(23)	(17)
Reacquired Common Stock - employee and director plans	(1)	(1)	(2)	(3)
Balance, end of period	$(118)	$(76)	$(118)	$(76)
Total UGI stockholders’ equity	$5,213	$4,874	$5,213	$4,874
Noncontrolling interests
Balance, beginning of period	$9	$9	$9	$9
Other	—	1	—	1
Balance, end of period	$9	$10	$9	$10
Total equity	$5,222	$4,884	$5,222	$4,884
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

	June 30, 2026	June 30, 2025
Cash and cash equivalents	$476	$350
Restricted cash	47	20
Cash, cash equivalents and restricted cash	$523	$370

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Denominator (thousands of shares):
Weighted-average common shares outstanding — basic	214,690	214,813	214,789	214,896
Incremental shares issuable for stock options, and common stock awards(a)	—	—	1,048	746
UGI Corporation Senior Notes (a) (b)	—	—	5,950	2,781
Weighted-average common shares outstanding — diluted	214,690	214,813	221,787	218,423
(a)For the three months ended June 30, 2026 and 2025, 6,546 and 5,853 shares, respectively, have been excluded from the computation of diluted earnings per share as such incremental shares would be antidilutive due to the net losses for the periods. For the nine months ended June 30, 2026 and 2025, there were 5,555 and 5,212 shares, respectively, associated with outstanding stock option awards that were not included in the computation of diluted earnings per share above because their effect was antidilutive.
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

With respect to AmeriGas Propane's Fiscal 2025 goodwill impairment test, the Company performed a quantitative assessment. Based on our evaluation, we determined that AmeriGas Propane’s fair value exceeded its carrying value by more than 25%. While the Company believes that its judgments used in the quantitative assessment of AmeriGas Propane’s fair value are reasonable based upon currently available facts and circumstances, if AmeriGas Propane were not able to achieve its anticipated results and/or if its discount rate were to increase, its fair value would be adversely affected, which may result in an impairment. There was $1.1 billion of goodwill in the AmeriGas Propane reporting unit as of June 30, 2026.

The Company will continue to monitor its reporting units and related goodwill for any possible future non-cash impairment charges.

Note 3 — Accounting Changes
Accounting Standards Not Yet Adopted

Environmental Credits and Environmental Credit Obligations. In May 2026, the FASB issued ASU 2026-02, "Environmental Credits and Environmental Credit Obligations (Topic 818)" which provides authoritative guidance for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. This new guidance is effective for the Company for annual and interim periods beginning October 1, 2028 (Fiscal 2029). Early adoption is permitted. The amendments in this ASU should be applied using the modified retrospective method. The Company is in the process of assessing the impact on its financial statements and the period in which the new guidance will be adopted.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Revenue Disaggregation

The following tables present our disaggregated revenues by reportable segment:

Three Months Ended June 30, 2026	Total	Eliminations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$169	$—	$169	$—	$—	$—	$—
Commercial & Industrial	65	—	65	—	—	—	—
Large delivery service	39	—	39	—	—	—	—
Off-system sales and capacity releases	10	(2)	12	—	—	—	—
Other	11	(1)	12	—	—	—	—
Total Utility	294	(3)	297	—	—	—	—
Non-Utility:
LPG:
Retail	679	—	—	—	362	317	—
Wholesale	41	—	—	—	40	1	—
Energy Marketing	171	(19)	—	182	8	—	—
Midstream:
Pipeline	52	—	—	52	—	—	—
Peaking	2	(6)	—	8	—	—	—
Other	6	—	—	6	—	—	—
Other	54	—	—	—	16	38	—
Total Non-Utility	1,005	(25)	—	248	426	356	—
Total revenues from contracts with customers	1,299	(28)	297	248	426	356	—
Other revenues (b)	32	—	5	1	10	16	—
Total revenues	$1,331	$(28)	$302	$249	$436	$372	$—

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Three Months Ended June 30, 2025	Total	Eliminations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$151	$—	$151	$—	$—	$—	$—
Commercial & Industrial	61	—	61	—	—	—	—
Large delivery service	40	—	40	—	—	—	—
Off-system sales and capacity releases	13	(11)	24	—	—	—	—
Other	7	(1)	8	—	—	—	—
Total Utility	272	(12)	284	—	—	—	—
Non-Utility:
LPG:
Retail	724	—	—	—	360	364	—
Wholesale	44	—	—	—	34	10	—
Energy Marketing	198	(27)	—	213	12	—	—
Midstream:
Pipeline	53	—	—	53	—	—	—
Peaking	1	(5)	—	6	—	—	—
Other	6	—	—	6	—	—	—
Other	62	—	—	—	21	41	—
Total Non-Utility	1,088	(32)	—	278	427	415	—
Total revenues from contracts with customers	1,360	(44)	284	278	427	415	—
Other revenues (b)	34	—	3	—	10	19	2
Total revenues	$1,394	$(44)	$287	$278	$437	$434	$2

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Nine Months Ended June 30, 2026	Total	Eliminations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$1,029	$—	$1,029	$—	$—	$—	$—
Commercial & Industrial	410	—	410	—	—	—	—
Large delivery service	151	—	151	—	—	—	—
Off-system sales and capacity releases	93	(86)	179	—	—	—	—
Other	19	(2)	21	—	—	—	—
Total Utility	1,702	(88)	1,790	—	—	—	—
Non-Utility:
LPG:
Retail	2,926	—	—	—	1,398	1,528	—
Wholesale	149	—	—	—	124	25	—
Energy Marketing	863	(227)	—	1,061	29	—	—
Midstream:
Pipeline	159	—	—	159	—	—	—
Peaking	37	(113)	—	150	—	—	—
Other	20	—	—	20	—	—	—
Other	174	—	—	—	49	125	—
Total Non-Utility	4,328	(340)	—	1,390	1,600	1,678	—
Total revenues from contracts with customers	6,030	(428)	1,790	1,390	1,600	1,678	—
Other revenues (b)	69	—	(17)	1	32	53	—
Total revenues	$6,099	$(428)	$1,773	$1,391	$1,632	$1,731	$—

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Nine Months Ended June 30, 2025	Total	Eliminations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$861	$—	$861	$—	$—	$—	$—
Commercial & Industrial	342	—	342	—	—	—	—
Large delivery service	156	—	156	—	—	—	—
Off-system sales and capacity releases	66	(72)	138	—	—	—	—
Other	23	(1)	24	—	—	—	—
Total Utility	1,448	(73)	1,521	—	—	—	—
Non-Utility:
LPG:
Retail	3,108	—	—	—	1,462	1,646	—
Wholesale	194	—	—	—	127	67	—
Energy Marketing	820	(140)	—	914	46	—	—
Midstream:
Pipeline	170	—	—	170	—	—	—
Peaking	25	(107)	—	132	—	—	—
Other	16	—	—	16	—	—	—
Other	200	—	—	—	60	140	—
Total Non-Utility	4,533	(247)	—	1,232	1,695	1,853	—
Total revenues from contracts with customers	5,981	(320)	1,521	1,232	1,695	1,853	—
Other revenues (b)	109	—	24	—	30	56	(1)
Total revenues	$6,090	$(320)	$1,545	$1,232	$1,725	$1,909	$(1)

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
Contract liabilities arise when payment from a customer is received before the performance obligations have been satisfied and represent the Company’s obligations to transfer goods or services to a customer for which we have received consideration. The balances of contract liabilities were $100, $132 and $110 at June 30, 2026, September 30, 2025 and June 30, 2025, respectively, and are included in “Other current liabilities” and “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets. Revenues recognized for the nine months ended June 30, 2026 and 2025, from the amounts included in contract liabilities at September 30, 2025 and 2024, were $92 and $99, respectively.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Remaining Performance Obligations
The Company excludes disclosures related to the aggregate amount of the transaction price allocated to certain performance obligations that are unsatisfied as of the end of the reporting period because these contracts have an initial expected term of one year or less, or we have a right to bill the customer in an amount that corresponds directly with the value of services provided to the customer to date. Certain contracts with customers at Midstream & Marketing and Utilities contain minimum future performance obligations through 2047 and 2053, respectively. At June 30, 2026, the Company expects to record approximately $1.2 billion of revenues related to the minimum future performance obligations over the remaining terms of the related contracts.

Note 5 — Dispositions

Electric Utility

In April 2026, UGI Utilities entered into a definitive agreement to divest its Electric Utility for a sale price of $470, subject to changes in working capital and other adjustments. The transaction includes the sale of approximately 2,700 miles of transmission and distribution lines and 14 substations in Pennsylvania’s Luzerne and Wyoming counties. At June 30, 2026, the Electric Utility’s assets and liabilities were classified as held for sale and included in “Held for sale assets” and “Held for sale liabilities”, respectively, on the Condensed Consolidated Balance Sheet. The Company expects to recognize a gain upon closing, which is expected in the second quarter of Fiscal 2027, subject to customary closing conditions and applicable regulatory approvals.

The major classes of assets and liabilities of the Electric Utility business which are held for sale at June 30, 2026 are as follows:

Held for sale assets:
Property, plant and equipment, net	$284
Other current and noncurrent assets	64
Total held for sale assets	$348

Held for sale liabilities:
Deferred income tax liabilities	$48
Regulatory liabilities	28
Other current and noncurrent liabilities	28
Total held for sale liabilities	$104

Global LPG Business Transactions

As part of the Company’s global LPG business portfolio optimization efforts, the Company has strategically divested operations in non-core markets to focus resources where it can achieve superior operational results and deliver enhanced customer value.

UGI International. In January 2026, UGI International, through a wholly-owned subsidiary, entered into a definitive agreement to divest its LPG distribution businesses in Czech Republic, Hungary, Poland, and Slovakia. The sale was completed in May 2026, subject to customary post-closing working capital adjustments. During the second quarter of Fiscal 2026, the Company classified the assets and liabilities associated with these businesses, primarily comprised of long-lived assets and goodwill allocated to the disposal group, as held for sale and recognized a non-cash, pre-tax impairment charge of $64 to record such assets at estimated fair value less costs to sell. During the third quarter of Fiscal 2026, in conjunction with the completion of the sale, the Company recognized an incremental loss on disposal of $7, resulting in a total loss of $71 for the nine months ended June 30, 2026.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
In February 2026, UGI International, through a wholly-owned subsidiary, completed the sale of its LPG business in Romania. For the nine months ended June 30, 2026, the Company recognized a pre-tax loss on sale of $2.

In November 2025, UGI International, through a wholly-owned subsidiary, completed the sale of Flaga, its LPG distribution business in Austria. For the nine months ended June 30, 2026, the Company recognized a pre-tax gain on the sale of $29.

In October 2025, UGI International, through a wholly-owned subsidiary, completed the sale of its cylinder business in the United Kingdom. For the nine months ended June 30, 2026, the Company recognized a pre-tax gain on the sale of $2.

In aggregate, the aforementioned divestitures resulted in pre-tax net losses of $7 and $42 for the three and nine months ended June 30, 2026, respectively, which were reflected in “Net loss (gain) on disposals of businesses” on the Condensed Consolidated Statements of Income and included in the UGI International reportable segment. The Company has received or expects to receive total net cash proceeds of approximately $145 from these divestitures.

See Note 5 in the Company’s 2025 Annual Report for additional information on the Company’s global LPG business transactions.

Note 6 — Inventories

Inventories comprise the following:

	June 30, 2026	September 30, 2025	June 30, 2025
Non-utility LPG and natural gas	$160	$162	$159
Gas Utility natural gas	35	67	38
Energy certificates	57	64	64
Materials, supplies and other	100	92	98
Total inventories	$352	$385	$359

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

	June 30, 2026	September 30, 2025	June 30, 2025
Regulatory assets (a):
Income taxes recoverable	$114	$113	$111
Underfunded pension plans	96	100	102
Environmental costs	25	22	27
Deferred fuel and power costs	71	39	15
Removal costs, net	29	30	29
Other	32	36	35
Total regulatory assets	$367	$340	$319
Regulatory liabilities (a):
Postretirement benefits	$13	$14	$12
Deferred fuel and power refunds	5	4	10
State income tax benefits — distribution system repairs	50	49	45
Excess federal deferred income taxes	237	239	243
Other	10	8	13
Total regulatory liabilities	$315	$314	$323
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

PA Gas Utility uses derivative instruments to reduce volatility in the cost of gas it purchases for retail core-market customers. Realized and unrealized gains or losses on natural gas derivative instruments are included in deferred fuel and power costs or refunds. Net unrealized gains (losses) on such contracts at June 30, 2026, September 30, 2025 and June 30, 2025 were $(5), $(5) and $1, respectively.

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

On January 28, 2026, PA Gas Utility filed a request with the PAPUC to increase its base operating revenues for residential, commercial and industrial customers by $99 annually. On July 6, 2026, a joint petition for approval of settlement of all issues was filed with the PAPUC. It provided for a $65 annual base distribution rate increase, through a phased approach, with an increase of $40 effective October 1, 2026 and an additional increase of $25 effective October 1, 2027. It also provided for maintenance of the weather normalization adjustment through the end of the second pilot period with modification. In

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
accordance with the terms of the joint petition, PA Gas Utility will not be permitted to file a general rate increase request prior to January 15, 2029. On July 31, 2026, the presiding PAPUC administrative law judges recommended that the settlement be approved without modification. The joint petition remains subject to receipt of a final order of the PAPUC approving the settlement. The Company cannot predict the timing or the ultimate outcome of the rate case review process.

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

On July 31, 2026, WV Gas Utility submitted its 2026 IREP filing to the WVPSC requesting recovery of $14, an increase of $9, for costs associated with capital investments after September 30, 2025, that total $180, including $83 in calendar year 2027. The filing included capital investments totaling $475 over the 2027 - 2031 period. An order from the WVPSC is expected in December with new rates effective January 1, 2027.

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

AmeriGas Propane

AmeriGas Partners Senior Notes. In May 2026, AmeriGas Partners and AmeriGas Finance Corp. issued $500 aggregate principal amount of 6.875% Senior Notes due June 2031. The net proceeds from the issuance of the 6.875% Senior Notes, together with cash on hand and a $300 equity contribution from UGI, funded through a dividend from UGI International, LLC, were used to (1) repay in full the $512 outstanding principal balance of the 5.750% Senior Notes, due May 2027, pursuant to a tender offer and notice of redemption, plus tender and make-whole premiums and accrued and unpaid interest; (2) repurchase $175 aggregate principal amount of the 9.375% Senior Notes, due June 2028, pursuant to a tender offer, plus tender premiums and accrued and unpaid interest, resulting in $318 aggregate principal amount of 9.375% Senior Notes outstanding as of June 30, 2026; (3) repay in full the $150 outstanding borrowings of the intercompany loan with UGI International, plus accrued and unpaid interest; and (4) pay related fees and expenses. The 6.875% Senior Notes rank equally with AmeriGas Partners’ existing and future senior unsecured indebtedness and contain customary covenants and default provisions.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

UGI International

UGI International Senior Notes. In May 2026, UGI International, LLC issued €300 aggregate principal amount of 5.00% Senior Notes due June 2031. The net proceeds from the issuance of the 5.00% Senior Notes, together with the $150 intercompany loan repayment received from AmeriGas Partners, were used to (1) prepay €70 aggregate principal amount of the Term Loan, due March 2028, plus accrued and unpaid interest, resulting in €230 aggregate principal amount of the Term Loan outstanding as of June 30, 2026; (2) pay related fees and expenses; (3) reduce short-term borrowings; and (4) fund general corporate purposes. The 5.00% Senior Notes rank equally with UGI International's existing and future senior unsecured indebtedness, including borrowings under the Credit Facilities Agreement, and contain customary covenants and default provisions. We have designated the UGI International 5.00% Senior Notes as a net investment hedge.

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

In June 2026, UGI Utilities repaid the $100 outstanding principal balance of the 2.95% Senior Notes due June 2026 upon maturity.

Midstream & Marketing

Energy Services Term Loan Credit Agreement. In June 2026, Energy Services entered into the fourth amendment to the Energy Services Term Loan Credit Agreement. The Energy Services Term Loan Credit Agreement, as amended, provides, among other items, that the applicable margin shall be 2.00% per annum for Term SOFR loans and 1.00% per annum for base rate loans. All other significant terms of the term loan credit agreement remain unchanged.

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

UGI Corporation

UGI Corporation Senior Notes. The Company has $700 aggregate principal amount of outstanding 5.00% UGI Corporation Senior Notes due June 2028. The UGI Corporation Senior Notes are convertible subject to the occurrence of certain events and circumstances. As of June 30, 2026, none of the events permitting the noteholders to convert their notes early existed. Accordingly, the UGI Corporation Senior Notes are classified as “Long-term debt” on the Condensed Consolidated Balance Sheet. For the three and nine months ended June 30, 2026 and 2025, the Company recognized $10 and $30, respectively, in both periods, of interest expense, including amortization of debt issuance costs, related to the UGI Corporation Senior Notes at the effective interest rate of 5.68% for all periods.

We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar type debt (Level 2). The estimated fair values of the UGI Corporation Senior Notes were $944 and $894 at June 30, 2026 and September 30, 2025, respectively.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

See the Company’s 2025 Annual Report for additional information on our UGI Corporation Senior Notes.

Loss on Extinguishments of Debt

In conjunction with the amendment to the Energy Services Term Loan Credit Agreement and the early repayments of AmeriGas Partners’ Senior Notes, during the third quarter of Fiscal 2026, the Company recognized a pre-tax loss of $15, primarily comprising tender and make whole premiums and the write-off of unamortized debt issuance costs.

During the third quarter of Fiscal 2025, pursuant to a tender offer and notice of redemption, AmeriGas Partners repaid in full all AmeriGas Partners’ 5.875% Senior Notes having an aggregate principal balance of $664. During the third quarter of Fiscal 2025, the Company recognized a pre-tax loss of $10, primarily related to AmeriGas Propane, comprising tender and make whole premiums and the write-off of unamortized debt issuance costs.

Losses in connection with early repayment of debt are reflected in “Loss on extinguishments of debt” on the Condensed Consolidated Statements of Income.

Supplemental Cash Flow Information

The Company regularly uses its credit facilities (other than the UGI Corporation 2025 Credit Agreement) and, in the case of Energy Services, the Receivables Facility, to support its working capital needs with borrowings of $1,809 and repayments of $1,958 during the nine months ended June 30, 2026.

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
UGI Utilities is subject to a COA with the PADEP to address the remediation of specified former MGP sites in Pennsylvania, which is scheduled to terminate at the end of 2035. In accordance with the COA, UGI Utilities is required to either obtain a certain number of points per calendar year based on defined eligible environmental investigatory and/or remedial activities at the MGPs, or make expenditures for such activities in an amount equal to an annual environmental minimum expenditure threshold. The annual minimum expenditure threshold of the COA is $5. At June 30, 2026, September 30, 2025 and June 30, 2025, our aggregate estimated accrued liabilities for environmental investigation and remediation costs related to the COA totaled $66, $63 and $53, respectively.

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

On March 18, 2026, the PAPUC filed a formal complaint against UGI Utilities. The complaint alleges various pipeline safety violations and seeks civil penalties. The Company is vigorously defending against the allegations in the complaint. The Company does not believe the resolution of this matter will have a material adverse effect on its financial condition, results of operations, or cash flows.

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

Note 10 — Fair Value Measurements

Recurring Fair Value Measurements

The following table presents, on a gross basis, our financial assets and liabilities, including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
June 30, 2026:
Derivative instruments:
Assets:
Commodity contracts	$58	$35	$—	$93
Foreign currency contracts	$—	$14	$—	$14
Interest rate contracts	$—	$5	$—	$5
Liabilities:
Commodity contracts	$(83)	$(22)	$—	$(105)
Foreign currency contracts	$—	$(4)	$—	$(4)
Interest rate contracts	$—	$(2)	$—	$(2)
Non-qualified supplemental postretirement grantor trust investments (a)	$37	$—	$—	$37
September 30, 2025:
Derivative instruments:
Assets:
Commodity contracts	$85	$11	$—	$96
Foreign currency contracts	$—	$1	$—	$1
Liabilities:
Commodity contracts	$(72)	$(61)	$—	$(133)
Foreign currency contracts	$—	$(19)	$—	$(19)
Interest rate contracts	$—	$(12)	$—	$(12)
Non-qualified supplemental postretirement grantor trust investments (a)	$35	$—	$—	$35
June 30, 2025:
Derivative instruments:
Assets:
Commodity contracts	$100	$13	$—	$113
Interest rate contracts	$—	$1	$—	$1
Liabilities:
Commodity contracts	$(103)	$(55)	$—	$(158)
Foreign currency contracts	$—	$(25)	$—	$(25)
Interest rate contracts	$—	$(14)	$—	$(14)
Non-qualified supplemental postretirement grantor trust investments (a)	$34	$—	$—	$34
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

Nonrecurring Fair Value Measurements

During the quarter ended March 31, 2026, in connection with the disposition of the LPG distribution businesses in Czech Republic, Hungary, Poland and Slovakia, we recognized a non-cash, pre-tax impairment charge of $64, to reduce the carrying amount of the long-lived assets included in the disposal groups to their estimated fair values. The Company determined the estimated fair value of such assets fell within Level 2 of the fair value hierarchy and was based upon the estimated sales price. See Note 5 for additional information on these transactions.

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

	June 30, 2026	September 30, 2025	June 30, 2025
Carrying amount	$6,768	$6,701	$6,644
Estimated fair value	$6,880	$6,777	$6,743

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

The remainder of our long-term debt is typically issued at fixed rates of interest. As this long-term debt matures, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into IRPAs. We account for IRPAs as cash flow hedges. There were no unsettled IRPAs during any of the periods presented. At June 30, 2026, the amount of pre-tax net (gains) losses associated with interest rate hedges expected to be reclassified into earnings during the next twelve months is not material.

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

Our euro-denominated long-term debt has also been designated as net investment hedges, representing a portion of our UGI International euro-denominated net investment. We recognized pre-tax gains (losses) associated with these net investment hedges in the cumulative translation adjustment component in AOCI of $13 and $(68) during the three months ended June 30, 2026 and 2025, respectively, and $26 and $(46) during the nine months ended June 30, 2026 and 2025, respectively.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Quantitative Disclosures Related to Derivative Instruments

The following table summarizes by derivative type the gross notional amounts related to open derivative contracts at June 30, 2026, September 30, 2025 and June 30, 2025, and the final settlement dates of the Company's open derivative contracts as of June 30, 2026, but excluding those derivatives that qualified for the NPNS exception:

			Notional Amounts (in millions)
Type	Units	Settlements Extending Through	June 30, 2026	September 30, 2025	June 30, 2025
Commodity Price Risk:
Regulated Utility Operations
PA Gas Utility NYMEX natural gas futures and option contracts	Dekatherms	February 2027	12	28	15
Non-utility Operations
LPG swaps	Gallons	May 2029	401	608	536
Natural gas futures, forward, basis swap, options and pipeline contracts	Dekatherms	March 2030	212	237	241
Electricity forward and futures contracts	Kilowatt hours	December 2029	999	929	791
Interest Rate Risk:
Interest rate swaps	Euro	June 2027	€200	€300	€300
Interest rate swaps	USD	September 2028	$1,585	$1,443	$1,446
Foreign Currency Exchange Rate Risk:
Forward foreign currency exchange contracts	USD	September 2029	$468	$500	$440
Net investment hedge forward foreign exchange contracts	Euro	December 2026	€106	€106	€106

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
We have concentrations of credit risk associated with derivative instruments and we evaluate the creditworthiness of our derivative counterparties on an ongoing basis. At June 30, 2026, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was $112. In general, many of our over-the-counter derivative instruments and all exchange contracts call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At June 30, 2026, we had received cash collateral from derivative instrument counterparties totaling $1. In addition, we may have offsetting derivative liabilities and certain accounts payable balances with certain of these counterparties, which further mitigates the previously mentioned maximum amount of losses. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At June 30, 2026, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Fair Value of Derivative Instruments

The following table presents the Company’s derivative assets and liabilities by type, as well as the effects of offsetting:

	June 30, 2026	September 30, 2025	June 30, 2025
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	$6	$1	$—
Interest rate contracts	5	—	1
	11	1	1
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	—	3	3
Derivatives not designated as hedging instruments:
Commodity contracts	93	93	110
Foreign currency contracts	8	—	—
	101	93	110
Total derivative assets — gross	112	97	114
Gross amounts offset in the balance sheet	(68)	(65)	(77)
Cash collateral received	(1)	(2)	(21)
Total derivative assets — net	$43	$30	$16
Derivative liabilities:
Derivatives designated as hedging instruments:
Interest rate contracts	$(2)	$(12)	$(14)
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	(5)	(8)	(2)
Derivatives not designated as hedging instruments:
Commodity contracts	(100)	(125)	(156)
Foreign currency contracts	(4)	(19)	(25)
	(104)	(144)	(181)
Total derivative liabilities — gross	(111)	(164)	(197)
Gross amounts offset in the balance sheet	68	65	77
Cash collateral pledged	—	19	38
Total derivative liabilities — net	$(43)	$(80)	$(82)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)
Effects of Derivative Instruments

The following tables provide information on the effects of derivative instruments on the Condensed Consolidated Statements of Income and changes in AOCI:

Three Months Ended June 30,:
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income		Location of Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:	2026	2025	2026	2025
Interest rate contracts	$10	$(2)	$1	$2	Interest expense

Net Investment Hedges:
Foreign currency contracts	$1	$(17)

	Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2026	2025	Location of Gain (Loss) Recognized in Income
Commodity contracts	$—	$1	Revenues
Commodity contracts	(86)	(122)	Cost of sales
Commodity contracts	2	(1)	Other operating expense (income), net
Foreign currency contracts	6	(26)	Other non-operating income (expense), net
Total	$(78)	$(148)

Nine Months Ended June 30,:
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income		Location of Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:	2026	2025	2026	2025
Interest rate contracts	$22	$12	$5	$3	Interest expense

Net Investment Hedges:
Foreign currency contracts	$5	$(10)

	Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2026	2025	Location of Gain (Loss) Recognized in Income
Commodity contracts	$—	$(1)	Revenues
Commodity contracts	84	14	Cost of sales
Commodity contracts	(1)	(2)	Other operating expense (income), net
Foreign currency contracts	14	(10)	Other non-operating income (expense), net
Total	$97	$1

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Note 12 — Accumulated Other Comprehensive Income (Loss)

The tables below present changes in AOCI, net of tax:

Three Months Ended June 30, 2026	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — March 31, 2026	$23	$(9)	$(199)	$(185)
Other comprehensive income (loss) before reclassification adjustments	—	7	(2)	5
Amounts reclassified from AOCI	(1)	(1)	—	(2)
Other comprehensive income (loss) attributable to UGI	(1)	6	(2)	3
AOCI — June 30, 2026	$22	$(3)	$(201)	$(182)

Three Months Ended June 30, 2025	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — March 31, 2025	$10	$(13)	$(265)	$(268)
Other comprehensive income (loss) before reclassification adjustments	—	(2)	89	87
Amounts reclassified from AOCI	1	(1)	—	—
Other comprehensive income (loss) attributable to UGI	1	(3)	89	87
AOCI — June 30, 2025	$11	$(16)	$(176)	$(181)

Nine Months Ended June 30, 2026	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2025	$23	$(15)	$(181)	$(173)
Other comprehensive income (loss) before reclassification adjustments	—	16	(20)	(4)
Amounts reclassified from AOCI	(1)	(4)	—	(5)
Other comprehensive income (loss) attributable to UGI	(1)	12	(20)	(9)
AOCI — June 30, 2026	$22	$(3)	$(201)	$(182)

Nine Months Ended June 30, 2025	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2024	$10	$(23)	$(240)	$(253)
Other comprehensive income (loss) before reclassification adjustments	—	9	64	73
Amounts reclassified from AOCI	1	(2)	—	(1)
Other comprehensive income (loss) attributable to UGI	1	7	64	72
AOCI — June 30, 2025	$11	$(16)	$(176)	$(181)

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

The following tables provide information about the Company’s reportable segments and the reconciliation to corresponding consolidated amounts:

Three Months Ended June 30, 2026	Total	Eliminations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other (d)
Revenues from external customers	$1,331	$—	$299	$224	$436	$372	$—
Intersegment revenues	—	(28)	3	25	—	—	—
Cost of sales	758	(28)	117	159	250	171	89
Operating and administrative expenses (b)	491	(25)	100	40	126	220	30
Depreciation and amortization	138	—	47	22	27	42	—
Income (loss) from equity investees	(1)	—	—	(1)	—	—	—
Other segment income (loss) (c)	5	(28)	2	3	8	8	12
Earnings (loss) before interest expense and income taxes	(52)	(3)	40	30	41	(53)	(107)
Interest expense	(109)	3	(29)	(15)	(11)	(35)	(22)
Income tax benefit (expense)	28	—	(2)	(3)	(12)	26	19
Net income (loss) attributable to UGI	$(133)	$—	$9	$12	$18	$(62)	$(110)
Capital expenditures (including the effects of accruals)	$219	$—	$150	$16	$26	$27	$—

Three Months Ended June 30, 2025	Total	Eliminations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other (d)
Revenues from external customers	$1,394	$—	$275	$246	$437	$434	$2
Intersegment revenues	—	(44)	12	32	—	—	—
Cost of sales	837	(44)	115	201	245	207	113
Operating and administrative expenses (b)	481	(24)	100	32	129	220	24
Depreciation and amortization	140	—	44	20	31	45	—
Other segment income (loss) (c)	(63)	(28)	2	2	11	10	(60)
Earnings (loss) before interest expense and income taxes	(127)	(4)	30	27	43	(28)	(195)
Interest expense	(101)	5	(24)	(11)	(13)	(36)	(22)
Income tax benefit (expense)	65	—	(1)	3	6	101	(44)
Net income (loss) attributable to UGI	$(163)	$1	$5	$19	$36	$37	$(261)
Capital expenditures (including the effects of accruals)	$220	$—	$146	$30	$24	$20	$—

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Nine Months Ended June 30, 2026	Total	Eliminations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other (d)
Revenues from external customers	$6,099	$—	$1,685	$1,051	$1,632	$1,731	$—
Intersegment revenues	—	(428)	88	340	—	—	—
Cost of sales	2,957	(428)	859	959	864	733	(30)
Operating and administrative expenses (b)	1,570	(76)	330	111	401	723	81
Depreciation and amortization	416	—	142	65	82	127	—
Income (loss) from equity investees	8	—	—	8	—	—	—
Other segment income (loss) (c)	17	(86)	5	4	12	27	55
Earnings before interest expense and income taxes	1,181	(10)	447	268	297	175	4
Interest expense	(331)	10	(88)	(44)	(33)	(110)	(66)
Income tax benefit (expense)	(166)	—	(81)	(42)	(40)	(18)	15
Net income (loss) attributable to UGI	$684	$—	$278	$182	$224	$47	$(47)
Capital expenditures (including the effects of accruals)	$590	$—	$410	$38	$56	$86	$—
As of June 30, 2026
Total assets	$15,631	$(169)	$6,742	$3,222	$2,833	$2,821	$182

Nine Months Ended June 30, 2025	Total	Eliminations (a)	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corporate & Other (d)
Revenues from external customers	$6,090	$—	$1,472	$985	$1,725	$1,909	$(1)
Intersegment revenues	—	(320)	73	247	—	—	—
Cost of sales	3,061	(320)	697	815	967	889	13
Operating and administrative expenses (b)	1,524	(75)	311	92	405	713	78
Depreciation and amortization	416	—	132	60	89	135	—
Income (loss) from equity investees	6	—	—	7	(1)	—	—
Other segment income (loss) (c)	(7)	(82)	7	4	33	28	3
Earnings (loss) before interest expense and income taxes	1,088	(7)	412	276	296	200	(89)
Interest expense	(305)	8	(75)	(35)	(34)	(106)	(63)
Income tax benefit (expense)	(92)	—	(77)	17	(33)	(78)	79
Net income (loss) attributable to UGI	$691	$1	$260	$258	$229	$16	$(73)
Capital expenditures (including the effects of accruals)	$555	$—	$352	$89	$55	$59	$—
As of June 30, 2025
Total assets	$15,362	$(381)	$6,228	$3,188	$3,191	$2,964	$172
(a)Represents the elimination of intersegment transactions principally among Midstream & Marketing, Utilities and AmeriGas Propane.
(b)For the Utilities reportable segment, operating and administrative expenses less revenue-related taxes (i.e., gross receipts and business occupation taxes) is considered a significant segment expense and was $96 and $96 for the three months ended June 30, 2026 and 2025, respectively, and $307 and $290 for the nine months ended June 30, 2026 and 2025, respectively.
(c)Excluding Corporate & Other, other segment items principally represent other operating and non-operating income and expenses.
(d)Corporate & Other includes specific items attributable to our reportable segments that are not included in the segment profit measures used by our CODM. The following table presents such pre-tax gains (losses) which have been included in Corporate & Other, and the reportable segments to which they relate, for the three and nine months ended June 30, 2026 and 2025:

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Three Months Ended June 30, 2026	Location on Income Statement	Midstream & Marketing	UGI International	AmeriGas Propane
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Cost of sales	$—	$(76)	$(13)
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Other operating expense (income), net	$—	$(2)	$—
Unrealized gains (losses) on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$7	$—
Loss on extinguishments of debt	Loss on extinguishments of debt	$(2)	$—	$(13)
Net gain (loss) on disposals of businesses	Net loss (gain) on disposals of businesses	$—	$(7)	$—
Restructuring costs	Operating and administrative expenses	$—	$—	$(2)
Interest income from intersegment loan	Other operating expense (income), net	$—	$2	$—

Three Months Ended June 30, 2025	Location on Income Statement	Midstream & Marketing	UGI International	AmeriGas Propane
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Revenues	$1	$—	$—
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Cost of sales	$(59)	$(50)	$(3)
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Other operating expense (income), net	$—	$(1)	$—
Unrealized gains (losses) on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$(25)	$—
Loss on extinguishments of debt	Loss on extinguishments of debt	$—	$—	$(9)
Net gain (loss) on disposals of businesses	Net loss (gain) on disposals of businesses	$—	$(54)	$—
Interest income from intersegment loan	Other operating expense (income), net	$—	$5	$—

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Nine Months Ended June 30, 2026	Location on Income Statement	Midstream & Marketing	UGI International	AmeriGas Propane
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Cost of sales	$(28)	$54	$4
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Other operating expense (income), net	$—	$2	$—
Unrealized gains (losses) on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$23	$—
Loss on extinguishments of debt	Loss on extinguishments of debt	$(2)	$—	$(13)
Net gain (loss) on disposals of businesses	Net loss (gain) on disposals of businesses	$—	$(42)	$—
Restructuring costs	Operating and administrative expenses	$—	$—	$(2)
Interest income from intersegment loan	Other operating expense (income), net	$—	$10	$—

Nine Months Ended June 30, 2025	Location on Income Statement	Midstream & Marketing	UGI International	AmeriGas Propane
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Revenues	$(1)	$—	$—
Net gains (losses) on commodity derivative instruments not associated with current-period transactions	Cost of sales	$26	$(46)	$7
Unrealized gains (losses) on foreign currency derivative instruments	Other non-operating income (expense), net	$—	$(16)	$—
Loss on extinguishments of debt	Loss on extinguishments of debt	$—	$—	$(9)
Net gain (loss) on disposals of businesses	Net loss (gain) on disposals of businesses	$—	$(54)	$—
Interest income from intersegment loan	Other operating expense (income), net	$—	$8	$—

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

ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Company’s results of operations for the 2026 three-month period with the 2025 three-month period and the 2026 nine-month period with the 2025 nine-month period. Our analysis of results of operations should be read in conjunction with the segment information included in Note 13 to Condensed Consolidated Financial Statements.

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
Recent Developments
Electric Utility
In April 2026, UGI Utilities entered into a definitive agreement to divest its Electric Utility for a sale price of $470, subject to changes in working capital and other adjustments. The transaction includes the sale of approximately 2,700 miles of transmission and distribution lines and 14 substations in Pennsylvania’s Luzerne and Wyoming counties. At June 30, 2026, the Electric Utility’s assets and liabilities were classified as held for sale and included in “Held for sale assets” and “Held for sale liabilities”, respectively, on the Condensed Consolidated Balance Sheet. The Company expects to recognize a gain upon closing, which is expected in the second quarter of Fiscal 2027, subject to customary closing conditions and applicable regulatory approvals.

Global LPG Business Transactions

As part of the Company’s global LPG business portfolio optimization efforts, the Company has strategically divested operations in non-core markets to focus resources where it can achieve superior operational results and deliver enhanced customer value.

UGI International. In January 2026, UGI International, through a wholly-owned subsidiary, entered into a definitive agreement to divest its LPG distribution businesses in Czech Republic, Hungary, Poland, and Slovakia. The sale was completed in May 2026, subject to customary post-closing working capital adjustments. During the second quarter of Fiscal 2026, the Company classified the assets and liabilities associated with these businesses, primarily comprised of long-lived assets and goodwill allocated to the disposal group, as held for sale and recognized a non-cash, pre-tax impairment charge of $64 to record such assets at estimated fair value less costs to sell. During the third quarter of Fiscal 2026, in conjunction with the completion of the sale, the Company recognized an incremental loss on disposal of $7, resulting in a total loss of $71 for the nine months ended June 30, 2026.

In February 2026, UGI International, through a wholly-owned subsidiary, completed the sale of its LPG business in Romania. For the nine months ended June 30, 2026, the Company recognized a pre-tax loss on sale of $2.

In November 2025, UGI International, through a wholly-owned subsidiary, completed the sale of Flaga, its LPG distribution business in Austria. For the nine months ended June 30, 2026, the Company recognized a pre-tax gain on the sale of $29.

In October 2025, UGI International, through a wholly-owned subsidiary, completed the sale of its cylinder business in the United Kingdom. For the nine months ended June 30, 2026, the Company recognized a pre-tax gain on the sale of $2.

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
The following tables reflect the adjustments referred to above and reconcile net income (loss) attributable to UGI Corporation, the most directly comparable GAAP measure, to adjusted net income (loss) attributable to UGI Corporation, and reconcile diluted earnings (loss) per share, the most directly comparable GAAP measure, to adjusted diluted earnings (loss) per share:

Adjusted net income (loss) attributable to UGI Corporation:	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Utilities	$9	$5	$278	$260
Midstream & Marketing	12	19	182	258
UGI International	18	36	224	229
AmeriGas Propane	(62)	37	47	16
Corporate & Other (a)	(110)	(260)	(47)	(72)
Net income (loss) attributable to UGI Corporation	(133)	(163)	684	691
Net losses (gains) on commodity derivative instruments not associated with current-period transactions (net of tax of $(15), $(31), $11 and $(2), respectively)	76	81	(21)	12
Unrealized losses (gains) on foreign currency derivative instruments (net of tax of $1, $(7), $6 and $(4), respectively)	(6)	18	(17)	12
Loss on extinguishments of debt (net of tax of $(4), $(2) $(4) and $(2), respectively)	11	8	11	8
Restructuring costs (net of tax of $(2), $0, $(2) and $0, respectively)	4	—	4	—
Net loss (gain) on disposals of businesses (net of tax of $(2), $(1), $(1) and $(1), respectively)	5	53	41	53
Total adjustments (a) (b)	90	160	18	85
Adjusted net income (loss) attributable to UGI Corporation	$(43)	$(3)	$702	$776

UGI CORPORATION AND SUBSIDIARIES

(Currency in millions, except per share amounts and where indicated otherwise)

	Three Months Ended June 30,		Nine Months Ended June 30,
Adjusted diluted earnings (loss) per share:	2026	2025	2026	2025
Utilities	$0.04	$0.02	$1.26	$1.19
Midstream & Marketing	0.06	0.09	0.82	1.18
UGI International	0.08	0.17	1.01	1.05
AmeriGas Propane	(0.29)	0.17	0.21	0.07
Corporate & Other (a)	(0.51)	(1.21)	(0.22)	(0.33)
Earnings (loss) per share - diluted	(0.62)	(0.76)	3.08	3.16
Net losses (gains) on commodity derivative instruments not associated with current-period transactions	0.36	0.38	(0.08)	0.06
Unrealized losses (gains) on foreign currency derivative instruments	(0.03)	0.08	(0.08)	0.05
Loss on extinguishments of debt	0.05	0.04	0.05	0.04
Restructuring costs	0.02	—	0.02	—
Net loss (gain) on disposals of businesses	0.02	0.25	0.18	0.24
Total adjustments (a)	0.42	0.75	0.09	0.39
Adjusted diluted earnings (loss) per share	$(0.20)	$(0.01)	$3.17	$3.55

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

Executive Overview

2026 three-month period compared with 2025 three-month period

Net loss attributable to UGI Corporation for the 2026 three-month period was $133 (equal to $0.62 loss per diluted share) compared to $163 (equal to $0.76 loss per diluted share) for the 2025 three-month period. These results include net losses from changes in unrealized commodity derivative instruments and certain foreign currency derivative instruments of $70 and $99 during the 2026 and 2025 three-month periods, respectively.

Net loss attributable to UGI Corporation for the 2026 three-month period also includes (1) a loss on extinguishments of debt of $11, primarily at AmeriGas Propane; (2) a $5 net loss on disposals of certain non-core assets from our LPG business at UGI International; and (3) restructuring costs of $4 largely attributable to a reduction in workforce and related costs.

Net loss attributable to UGI Corporation for the 2025 three-month period also includes (1) a $53 loss on disposals of certain non-core assets from our global LPG business; and (2) a loss on extinguishments of debt of $8, primarily at AmeriGas Propane.

Adjusted net loss attributable to UGI Corporation for the 2026 three-month period was $43 (equal to $0.20 loss per diluted share) compared to $3 (equal to $0.01 loss per diluted share) for the 2025 three-month period. The increase in adjusted net loss attributable to UGI Corporation during the 2026 three-month period reflects lower earnings contributions from our AmeriGas Propane, UGI International and Midstream & Marketing segments, partially offset by higher earnings contributions from the Utilities segment. During the 2026 three-month period, temperatures in our Utilities segment were colder than the prior-year period.

Utilities’ adjusted net income attributable to UGI Corporation increased $4 in the 2026 three-month period compared to the prior-year period, primarily attributable to higher total margin.

UGI CORPORATION AND SUBSIDIARIES

(Currency in millions, except per share amounts and where indicated otherwise)

Midstream & Marketing’s adjusted net income attributable to UGI Corporation decreased $7 in the 2026 three-month period, primarily attributable to higher income tax expenses, reflecting lower investment tax credits in the 2026 three-month period, partially offset by higher total margin.
UGI International’s adjusted net income attributable to UGI Corporation decreased $18 in the 2026 three-month period, reflecting higher income tax expenses and, to a lesser extent, lower total margin.
AmeriGas Propane’s adjusted net income attributable to UGI Corporation decreased $99, from adjusted net income in the 2025 three-month period to an adjusted net loss in the 2026 three-month period. The decrease principally reflects a lower income tax benefit in the current period; the segment’s earnings before interest expense and income taxes declined $25 over the same period, with the balance of the change attributable to income taxes.
2026 nine-month period compared with 2025 nine-month period
Net income attributable to UGI Corporation for the 2026 nine-month period was $684 (equal to $3.08 per diluted share) compared to $691 (equal to $3.16 per diluted share) for the 2025 nine-month period. These results include net gains (losses) from changes in unrealized commodity derivative instruments and certain foreign currency derivative instruments of $38 and $(24) during the 2026 and 2025 nine-month periods, respectively.

Net income attributable to UGI Corporation for the 2026 nine-month period also includes (1) a $41 net loss on disposals of certain non-core assets from our LPG business at UGI International; (2) a loss on extinguishments of debt of $11, primarily at AmeriGas Propane; and (3) restructuring costs of $4 largely attributable to a reduction in workforce and related costs.

Net income attributable to UGI Corporation for the 2025 nine-month period also includes (1) a $53 loss on disposals of certain non-core assets from our global LPG business; and (2) a loss on extinguishments of debt of $8, primarily at AmeriGas Propane.

Adjusted net income attributable to UGI Corporation for the 2026 nine-month period was $702 (equal to $3.17 per diluted share) compared to $776 (equal to $3.55 per diluted share) for the 2025 nine-month period. The decrease in adjusted net income attributable to UGI Corporation for the 2026 nine-month period reflects lower earnings contributions from our Midstream & Marketing and UGI International segments, partially offset by higher earnings contributions from the AmeriGas Propane and Utilities segments. In addition, the decrease in adjusted net income during the 2026 nine-month period also reflects higher income tax expenses primarily related to a decrease in investment tax credits in our Midstream & Marketing segment. During the 2026 nine-month period, temperatures in our Utilities and Midstream & Marketing segments were colder than the prior-year period.

Utilities’ adjusted net income attributable to UGI Corporation increased $18 during the 2026 nine-month period. The increase was largely attributable to higher total margin, partially offset by higher operating and administrative expenses.

Midstream & Marketing’s adjusted net income attributable to UGI Corporation decreased $76 during the 2026 nine-month period, primarily attributable to higher income tax expenses and higher operating and administrative expenses, partially offset by higher total margin.

UGI International’s adjusted net income attributable to UGI Corporation decreased $5 during the 2026 nine-month period. The decrease is mainly attributable to higher realized losses on foreign currency contracts, partially offset by higher total margin.

AmeriGas Propane’s adjusted net income attributable to UGI Corporation increased $31 during the 2026 nine-month period, primarily reflecting significantly lower income tax expenses. This increase was achieved despite a $25 decline in earnings before interest expense and income taxes, and reflects lower total margin and higher operating and administrative expenses.

UGI CORPORATION AND SUBSIDIARIES

(Currency in millions, except per share amounts and where indicated otherwise)

Analysis of Segment Results

2026 Three-Month Period Compared with the 2025 Three-Month Period
Utilities

For the three months ended June 30,	2026	2025	Increase (Decrease)
Revenues	$302	$287	$15	5%
Total margin (a)	$181	$168	$13	8%
Operating and administrative expenses (a)	$96	$96	$—	—%
Operating income	$39	$29	$10	34%
Earnings before interest expense and income taxes	$40	$30	$10	33%
Gas Utility system throughput—bcf
Core market	12	12	—	—%
Total	73	82	(9)	(11)%
Electric Utility distribution sales - gwh	215	216	(1)	—%
Gas Utility degree days—% (warmer) than normal (b)	(4.1)%	(8.9)%	—	—
(a)Total margin represents revenues less cost of sales and revenue-related taxes (i.e., gross receipts and business and occupation taxes) of $4 each during the 2026 and 2025 three-month periods. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating and administrative expenses presented above).
(b)Deviation from average heating degree days is determined on a 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for airports located within Gas Utility’s service territories.

Temperatures in Gas Utility’s service territories during the 2026 three-month period were 4.1% warmer than normal and 5.6% colder than the prior-year period. Notwithstanding the colder weather, Gas Utility core market volumes were comparable to the prior-year period. Total Gas Utility volume decreased 11% during the 2026 three-month period, reflecting lower large firm delivery service volumes. Electric Utility distribution sales volumes were comparable to the prior-year period.
Utilities revenues increased $15 during the 2026 three-month period, primarily reflecting higher Gas Utility revenues ($14). The increase in Gas Utility revenues was largely attributable to the increase in the PA Gas Utility base rates, effective October 2025, and higher PGC and PGA rates, largely offset by lower off-system sales. Electric Utility revenues were comparable to the prior-year period.

Utilities cost of sales increased $2 during the 2026 three-month period, reflecting higher Gas Utility cost of sales ($2). The increase in Gas Utility cost of sales was largely attributable to the higher PGC and PGA rates, substantially offset by lower cost of sales associated with off-system sales. Electric Utility cost of sales was comparable to the prior-year period.

Utilities total margin increased $13 during the 2026 three-month period, primarily reflecting higher Gas Utility total margin ($11). The increase in Gas Utility total margin principally reflects the increase in the PA Gas Utility base rates, effective October 2025. Electric Utility margin was comparable to the prior-year period.

Utilities operating income increased $10 during the 2026 three-month period. This increase largely reflects the increase in total margin ($13), partially offset by higher depreciation expense ($3). The higher depreciation expense compared to the prior-year period reflects the effects of continued distribution system capital expenditure activity.

Utilities earnings before interest expense and income taxes increased $10 during the 2026 three-month period, principally representing the increase in operating income ($10).

UGI CORPORATION AND SUBSIDIARIES

(Currency in millions, except per share amounts and where indicated otherwise)

Midstream & Marketing

For the three months ended June 30,	2026	2025	Increase (Decrease)
Revenues	$249	$278	$(29)	(10)%
Total margin (a)	$90	$77	$13	17%
Operating and administrative expenses	$40	$32	$8	25%
Operating income	$31	$27	$4	15%
Earnings before interest expense and income taxes	$30	$27	$3	11%
(a)Total margin represents revenues less cost of sales.

Average temperatures across Midstream & Marketing’s energy marketing territory during the 2026 three-month period were 10.2% warmer than normal and 4.6% warmer than the prior-year period.

Midstream & Marketing revenues decreased $29 during the 2026 three-month period, primarily reflecting lower revenues from natural gas marketing activities ($36), including the effects of capacity management activities, partially offset by higher revenues from renewable energy ($5).

Midstream & Marketing cost of sales decreased $42 during the 2026 three-month period, primarily reflecting lower natural gas costs ($47) related to the previously mentioned natural gas marketing activities, partially offset by higher cost of sales from renewable energy ($4).

Midstream & Marketing total margin increased $13 during the 2026 three-month period, principally reflecting higher total margin from capacity management activities.

Midstream & Marketing operating income increased $4 during the 2026 three-month period, mainly reflecting higher total margin ($13), substantially offset by higher operating and administrative expenses ($8). The increase in operating and administrative expenses was primarily due to higher operating expenses related to renewable energy projects.

Midstream & Marketing earnings before interest expense and income taxes increased $3 during the 2026 three-month period, primarily representing the increase in operating income ($4).

UGI International

For the three months ended June 30,	2026	2025	Increase (Decrease)
Revenues	$436	$437	$(1)	—%
Total margin (a)	$186	$192	$(6)	(3)%
Operating and administrative expenses	$126	$129	$(3)	(2)%
Operating income	$41	$43	$(2)	(5)%
Earnings before interest expense and income taxes	$41	$43	$(2)	(5)%
LPG retail gallons sold (millions)	125	139	(14)	(10)%
Degree days—% (warmer) than normal (b)	(23.1)%	(20.8)%	—	—
(a)Total margin represents revenues less cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data at locations in our UGI International service territories.

Average temperatures during the 2026 three-month period were 23.1% warmer than normal and 2.2% warmer than the prior-year period. Total LPG retail gallons sold during the 2026 three-month period were 10% lower than the prior-year period, largely attributable to the impacts from the divestitures of certain non-core LPG businesses, continued structural conservation and the impact from the warmer weather.

UGI International base-currency results are translated into USD based upon exchange rates experienced during the reporting periods. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser

UGI CORPORATION AND SUBSIDIARIES

(Currency in millions, except per share amounts and where indicated otherwise)

extent, the British pound sterling. During the 2026 and 2025 three-month periods, the average unweighted euro-to-USD translation rates were approximately $1.16 and $1.13, respectively, and the average unweighted British pound sterling-to-USD translation rates were approximately $1.34 and $1.34, respectively. Fluctuations in these foreign currency exchange rates can have a significant impact on the individual financial statement components discussed below. The Company uses forward foreign currency exchange contracts entered into over multi-year periods to reduce the volatility in earnings that may result from such changes in foreign currency exchange rates. These forward foreign currency exchange contracts did not have a material impact on either of the three-month periods.

Average wholesale prices for propane and butane during the 2026 three-month period in northwest Europe were approximately 31.6% and 46.5% higher, respectively, compared with the prior-year period. UGI International revenues decreased $1 and cost of sales increased $5 during the 2026 three-month period compared to the prior-year period. The decrease in revenues principally reflects lower LPG retail volumes sold, substantially offset by higher LPG prices and, to a lesser extent, the translation effects of the stronger foreign currencies (approximately $12). The increase in cost of sales was mainly attributable to higher LPG product costs and, to a lesser extent, the translation effects of the stronger foreign currencies (approximately $7), largely offset by lower LPG retail volumes sold.

UGI International total margin decreased $6 during the 2026 three-month period, primarily reflecting the lower LPG retail volumes sold, largely offset by the effects of higher average unit margins and the translation effects of the stronger foreign currencies (approximately $5).

UGI International operating income decreased $2 during the 2026 three-month period, principally reflecting the decrease in total margin ($6), partially offset by slightly lower operating and administrative expenses ($3). The lower operating and administrative expenses in the 2026 three-month period primarily reflect the impacts from the divestitures of certain non-core LPG businesses and lower personnel expenses, substantially offset by the translation effects of the stronger foreign currencies (approximately $3) and the effects of inflationary increases.
UGI International earnings before interest expense and income taxes decreased $2 during the 2026 three-month period, reflecting the lower operating income ($2).
AmeriGas Propane

For the three months ended June 30,	2026	2025	Increase (Decrease)
Revenues	$372	$434	$(62)	(14)%
Total margin (a)	$201	$227	$(26)	(11)%
Operating and administrative expenses	$220	$220	$—	—%
Operating loss	$(53)	$(28)	$(25)	(89)%
Loss before interest expense and income taxes	$(53)	$(28)	$(25)	(89)%
Retail gallons sold (millions)	124	138	(14)	(10)%
Degree days—% colder (warmer) than normal (b)	1.9%	(0.1)%	—	—
(a)Total margin represents total revenues less total cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for 344 regions in the U.S., excluding Alaska and Hawaii.

Average temperatures during the 2026 three-month period were 1.9% colder than normal and comparable to the prior-year period. Total retail gallons sold decreased 10% during the 2026 three-month period primarily reflecting continuing customer attrition and the sale of our LPG operations in Hawaii. While weather during the 2026 three-month period was comparable to the prior-year period, the timing of warmer weather early in the quarter reduced volumes and total margin relative to the prior-year period.

Average daily wholesale propane commodity prices during the 2026 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 4% higher than such prices during the 2025 three-month period. Total revenues decreased $62 during the 2026 three-month period largely reflecting lower retail volumes sold ($37), the effects of lower average retail propane selling prices ($10) and lower wholesale revenues ($9).

UGI CORPORATION AND SUBSIDIARIES

(Currency in millions, except per share amounts and where indicated otherwise)

AmeriGas Propane total cost of sales decreased $36 during the 2026 three-month period largely reflecting lower retail volumes sold ($18), lower wholesale cost of sales ($9) and lower retail propane product costs ($8).

AmeriGas Propane total margin decreased $26 during the 2026 three-month period primarily reflecting the lower retail propane volumes sold ($19) and lower retail unit margins, together with lower fee income ($5).

AmeriGas Propane operating loss increased $25 during the 2026 three-month period, primarily representing the decrease in total margin ($26). Operating and administrative expenses were comparable to the prior-year period as higher compensation expenses were substantially offset by lower vehicle expenses.

AmeriGas Propane loss before interest expense and income taxes increased $25 during the 2026 three-month period, representing the increase in operating loss ($25).

Interest Expense and Income Taxes

Our consolidated interest expense during the 2026 three-month period was $109 compared to $101 during the 2025 three-month period. The increase in interest expense reflects the effects of higher interest rates on long-term debt, higher average long-term debt outstanding at UGI International and higher average short-term borrowings at Utilities. These increases were partially offset by lower average long-term debt outstanding at AmeriGas Propane and lower average short-term borrowings at UGI International.

The increase in the Company’s effective income tax rate for the 2026 three-month period primarily reflects the impacts of (1) lower tax reserve releases compared to the prior-year period; and (2) higher unrealized gains on commodity derivative instruments.
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
2026 Nine-Month Period Compared with the 2025 Nine-Month Period
Utilities

For the nine months ended June 30,	2026	2025	Increase (Decrease)
Revenues	$1,773	$1,545	$228	15%
Total margin (a)	$891	$827	$64	8%
Operating and administrative expenses (a)	$307	$290	$17	6%
Operating income	$443	$407	$36	9%
Earnings before interest expense and income taxes	$447	$412	$35	8%
Gas Utility system throughput—bcf
Core market	101	96	5	5%
Total	303	308	(5)	(2)%
Electric Utility distribution sales - gwh	750	737	13	2%
Gas Utility degree days—% colder (warmer) than normal (b)	9.3%	(1.9)%	—	—
(a)Total margin represents revenues less cost of sales and revenue-related taxes (i.e., gross receipts and business and occupation taxes) of $23 and $21 during the 2026 and 2025 nine-month periods, respectively. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating and administrative expenses presented above).
(b)Deviation from average heating degree days is determined on a 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for airports located within Gas Utility’s service territories.

Temperatures in Gas Utility’s service territories during the 2026 nine-month period were 9.3% colder than normal and 10.2% colder than the prior-year period. Gas Utility core market volumes increased 5% during the 2026 nine-month period, principally

UGI CORPORATION AND SUBSIDIARIES

(Currency in millions, except per share amounts and where indicated otherwise)

reflecting the impact from the colder weather compared to the prior-year period. Total Gas Utility volume decreased 2% during the 2026 nine-month period, reflecting lower large firm delivery service volumes, partially offset by the increase in core market volumes. The increase in Electric Utility distribution sales volumes is primarily attributable to the impact from the colder weather compared to the prior-year period.
Utilities revenues increased $228 during the 2026 nine-month period, primarily reflecting higher Gas Utility revenues ($221). The increase in Gas Utility revenues was largely attributable to the increase in the PA Gas Utility base rates, effective October 2025, higher PGC and PGA rates, the higher core market volumes and higher off-system sales. These increases were partially offset by the effects of the weather normalization adjustments. The increase in Electric Utility revenues ($7) in the 2026 nine-month period is principally attributable to the higher DS rates and higher sales volumes.

Utilities cost of sales increased $164 during the 2026 nine-month period, primarily reflecting higher Gas Utility cost of sales ($160). The increase in Gas Utility cost of sales was largely attributable to the higher PGC and PGA rates, higher cost of sales associated with off-system sales and the higher core market volumes. The increase in Electric Utility cost of sales ($4) is principally attributable to the higher DS rates and higher sales volumes.

Utilities total margin increased $64 during the 2026 nine-month period, primarily reflecting higher Gas Utility total margin ($61). The increase in Gas Utility total margin principally reflects the increase in the PA Gas Utility base rates, effective October 2025 and the higher core market volumes, partially offset by the effects of the weather normalization adjustments. Electric Utility margin was comparable to the prior-year period.

Utilities operating income increased $36 during the 2026 nine-month period. This increase largely reflects the increase in total margin ($64), partially offset by higher operating and administrative expenses ($17) and higher depreciation expense ($10). The higher operating and administrative expenses reflect, among other things, higher personnel expenses and higher uncollectible accounts expenses. The higher depreciation expense compared to the prior-year period reflects the effects of continued distribution system capital expenditure activity.

Utilities earnings before interest expense and income taxes increased $35 during the 2026 nine-month period, principally representing the increase in operating income ($36).

Midstream & Marketing

For the nine months ended June 30,	2026	2025	Increase (Decrease)
Revenues	$1,391	$1,232	$159	13%
Total margin (a)	$432	$417	$15	4%
Operating and administrative expenses	$111	$92	$19	21%
Operating income	$260	$269	$(9)	(3)%
Earnings before interest expense and income taxes	$268	$276	$(8)	(3)%
(a)Total margin represents revenues less cost of sales.

Average temperatures across Midstream & Marketing’s energy marketing territory during the 2026 nine-month period were 8.1% colder than normal and 7.1% colder than the prior-year period.

Midstream & Marketing revenues increased $159 during the 2026 nine-month period, primarily reflecting (1) higher revenues from natural gas marketing activities ($129), including the effects of capacity management activities, that were primarily impacted by the colder weather; (2) higher revenues from renewable energy ($9); and (3) higher midstream revenues ($8), mainly from higher peaking activities.

Midstream & Marketing cost of sales increased $144 during the 2026 nine-month period, primarily reflecting higher natural gas costs ($127) related to the previously mentioned natural gas marketing activities and higher cost of sales from renewable energy ($9).

Midstream & Marketing total margin increased $15 during the 2026 nine-month period, principally reflecting higher midstream margins, mainly from higher peaking activities.

UGI CORPORATION AND SUBSIDIARIES

(Currency in millions, except per share amounts and where indicated otherwise)

Midstream & Marketing operating income decreased $9 during the 2026 nine-month period, mainly reflecting higher operating and administrative expenses ($19) and higher depreciation and amortization expense ($5), partially offset by the higher total margin ($15). The increase in operating and administrative expenses was primarily due to higher operating expenses related to renewable energy projects.

Midstream & Marketing earnings before interest expense and income taxes during the 2026 nine-month period decreased $8 compared to the prior-year period, representing the lower operating income ($9).

UGI International

For the nine months ended June 30,	2026	2025	Increase (Decrease)
Revenues	$1,632	$1,725	$(93)	(5)%
Total margin (a)	$768	$758	$10	1%
Operating and administrative expenses	$401	$405	$(4)	(1)%
Operating income	$304	$288	$16	6%
Earnings before interest expense and income taxes	$297	$296	$1	—%
LPG retail gallons sold (millions)	517	570	(53)	(9)%
Degree days—% (warmer) than normal (b)	(6.6)%	(5.6)%	—	—
(a)Total margin represents revenues less cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data at locations in our UGI International service territories.

Average temperatures during the 2026 nine-month period were 6.6% warmer than normal and 2.3% warmer than the prior-year period. Total LPG retail gallons sold during the 2026 nine-month period decreased 9% compared to the prior-year period, largely attributable to the impacts from the divestitures of certain non-core LPG businesses, lower crop drying campaigns, continued structural conservation and the impact from the warmer weather.

UGI International base-currency results are translated into USD based upon exchange rates experienced during the reporting periods. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During the 2026 and 2025 nine-month periods, the average unweighted euro-to-USD translation rates were approximately $1.17 and $1.08, respectively, and the average unweighted British pound sterling-to-USD translation rates were approximately $1.34 and $1.29, respectively. Fluctuations in these foreign currency exchange rates can have a significant impact on the individual financial statement components discussed below. The Company uses forward foreign currency exchange contracts entered into over multi-year periods to reduce the volatility in earnings that may result from such changes in foreign currency exchange rates. These forward foreign currency exchange contracts resulted in realized net gains (losses) of ($8) and $7 in the 2026 and 2025 nine-month periods, respectively.

Average wholesale prices for propane and butane during the 2026 nine-month period in northwest Europe were approximately 2.4% lower and 1.5% higher, respectively, compared with the prior-year period. UGI International revenues and cost of sales decreased $93 and $103, respectively, during the 2026 nine-month period compared to the prior-year period. The decrease in revenues was primarily attributable to the lower LPG retail volumes sold and lower LPG prices, largely offset by the translation effects of the stronger foreign currencies (approximately $120). The decrease in cost of sales was mainly attributable to lower LPG retail volumes sold and lower LPG product costs, partially offset by the translation effects of the stronger foreign currencies (approximately $62).

UGI International total margin increased $10 during the 2026 nine-month period, primarily reflecting the translation effects of the stronger foreign currencies (approximately $59) and, to a lesser extent, the effects of higher average unit margins in the 2026 nine-month period, substantially offset by the lower LPG retail volumes sold.

UGI International operating income increased $16 during the 2026 nine-month period, principally reflecting the increase in total margin ($10) and lower depreciation and amortization expenses ($7). Operating and administrative expenses during the 2026 nine-month period were slightly lower than the prior-year period as the impacts from the divestitures of certain non-core LPG businesses and lower personnel expenses were substantially offset by the translation effects of the stronger foreign currencies (approximately $32) and, to a lesser extent, the effects of inflationary increases.

UGI CORPORATION AND SUBSIDIARIES

(Currency in millions, except per share amounts and where indicated otherwise)

UGI International earnings before interest expense and income taxes increased $1 during the 2026 nine-month period. This increase largely reflects the $16 increase in operating income, substantially offset by higher realized losses on foreign currency exchange contracts ($15) entered into in order to reduce volatility in UGI International earnings resulting from the effects of changes in foreign currency exchange rates.
AmeriGas Propane

For the nine months ended June 30,	2026	2025	Increase (Decrease)
Revenues	$1,731	$1,909	$(178)	(9)%
Total margin (a)	$998	$1,020	$(22)	(2)%
Operating and administrative expenses	$723	$713	$10	1%
Operating income	$175	$200	$(25)	(13)%
Earnings before interest expense and income taxes	$175	$200	$(25)	(13)%
Retail gallons sold (millions)	585	611	(26)	(4)%
Degree days—% (warmer) than normal (b)	(1.4)%	(1.1)%	—	—
(a)Total margin represents total revenues less total cost of sales.
(b)Deviation from average heating degree days is determined on a rolling 10-year period utilizing volume-weighted weather data based on weather statistics provided by NOAA for 344 regions in the U.S., excluding Alaska and Hawaii.

Average temperatures during the 2026 nine-month period were 1.4% warmer than normal and comparable to the prior-year period. Total retail gallons sold decreased 4% compared to the prior-year period as the effects of colder weather in the Eastern U.S. were more than offset by (1) the warmer weather in the Western U.S.; (2) the sale of the LPG operations in Hawaii in September 2025; and (3) continuing customer attrition.

Average daily wholesale propane commodity prices during the 2026 nine-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 12% lower than such prices during the 2025 nine-month period. Total revenues decreased $178 during the 2026 nine-month period primarily reflecting the effects of lower retail volumes sold ($70), lower average retail propane selling prices ($48) and lower wholesale revenues ($42).

Total cost of sales decreased $156 during the 2026 nine-month period largely reflecting lower retail propane product costs ($71), lower wholesale cost of sales ($43) and lower retail volumes sold ($33).

AmeriGas Propane total margin decreased $22 during the 2026 nine-month period reflecting the lower retail propane volumes sold ($37) and lower fee income ($9), largely offset by the impact from higher average retail propane unit margins ($23).

AmeriGas Propane operating income decreased $25 during the 2026 nine-month period, primarily reflecting the lower total margin ($22) and higher operating and administrative expenses ($10), partially offset by lower depreciation and amortization expense ($8). The higher operating and administrative expenses primarily reflects higher advertising and professional-services spending in support of customer retention and growth initiatives, together with higher compensation expenses reflecting annual merit adjustments, partially offset by lower vehicle expenses.

AmeriGas Propane earnings before interest expense and income taxes decreased $25 during the 2026 nine-month period, representing the lower operating income ($25).

Interest Expense and Income Taxes

Our consolidated interest expense during the 2026 nine-month period was $331 compared to $305 during the 2025 nine-month period. The increase in interest expense principally reflects the effects of higher interest rates on long-term debt and higher average long-term debt outstanding at Utilities and UGI International. These increases were partially offset by lower average long-term debt outstanding at AmeriGas Propane and lower average short-term borrowings at UGI International.

The increase in the Company’s effective income tax rate for the 2026 nine-month period primarily reflects the impacts of (1) lower tax reserve releases compared to the prior-year period and (2) higher unrealized gains on commodity derivative instruments.

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

FINANCIAL CONDITION AND LIQUIDITY

The Company expects to have sufficient liquidity, including cash on hand and available borrowing capacity, to continue to support long-term commitments and ongoing operations. Our total available liquidity balance, comprising cash and cash equivalents and available borrowing capacity on our revolving credit facilities, totaled approximately $1.9 billion and $1.6 billion at June 30, 2026 and September 30, 2025, respectively. The Company does not have any senior notes or term loans maturing in the next twelve months. UGI and its subsidiaries were in compliance with all of its debt covenants as of June 30, 2026.

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

The primary sources of UGI’s cash and cash equivalents are the dividends and other cash payments made to UGI or its corporate subsidiaries by its principal business units. Our cash and cash equivalents totaled $476 at June 30, 2026, compared with $335 at September 30, 2025. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, at June 30, 2026 and September 30, 2025, UGI had $334 and $214 of cash and cash equivalents, respectively. Such cash is available to pay dividends on UGI Common Stock and for investment purposes.

Long-term Debt and Credit Facilities

Long-term Debt

The Company’s debt outstanding at June 30, 2026 and September 30, 2025, comprises the following:

	June 30, 2026						September 30, 2025
	Utilities	Midstream & Marketing	UGI International	AmeriGas Propane	Corp & Other	Total	Total
Short-term borrowings	$336	$—	$—	$—	$—	$336	$486

Long-term debt (including current maturities):
Senior notes	$2,000	$—	$800	$1,368	$700	$4,868	$4,724
Term loans	112	772	263	—	400	1,547	1,646
Other long-term debt	12	40	12	—	289	353	331
Unamortized debt issuance costs	(7)	(9)	(10)	(17)	(12)	(55)	(53)
Total long-term debt	$2,117	$803	$1,065	$1,351	$1,377	$6,713	$6,648
Total debt	$2,453	$803	$1,065	$1,351	$1,377	$7,049	$7,134

UGI CORPORATION AND SUBSIDIARIES

(Currency in millions, except per share amounts and where indicated otherwise)

Significant Financing Activities

The following significant financing activities occurred during Fiscal 2026. See Note 8 to Condensed Consolidated Financial Statements for additional information on these transactions.

AmeriGas Partners Senior Notes. In May 2026, AmeriGas Partners and AmeriGas Finance Corp. issued $500 aggregate principal amount of 6.875% Senior Notes due June 2031. The net proceeds from the issuance of the 6.875% Senior Notes, together with cash on hand and a $300 equity contribution from UGI, funded through a dividend from UGI International, LLC, were used to (1) repay in full the $512 outstanding principal balance of the 5.750% Senior Notes, due May 2027, pursuant to a tender offer and notice of redemption, plus tender and make-whole premiums and accrued and unpaid interest; (2) repurchase $175 aggregate principal amount of the 9.375% Senior Notes, due June 2028, pursuant to a tender offer, plus tender premiums and accrued and unpaid interest, resulting in $318 aggregate principal amount of 9.375% Senior Notes outstanding as of June 30, 2026; (3) repay in full the $150 outstanding borrowings of the intercompany loan with UGI International, plus accrued and unpaid interest; and (4) pay related fees and expenses.

UGI International Senior Notes. In May 2026, UGI International, LLC issued €300 aggregate principal amount of 5.00% Senior Notes due June 2031.The net proceeds from the issuance of the 5.00% Senior Notes, together with the $150 intercompany loan repayment received from AmeriGas Partners, were used to (1) prepay €70 aggregate principal amount of the Term Loan, due March 2028, plus accrued and unpaid interest, resulting in €230 aggregate principal amount of the Term Loan outstanding as of June 30, 2026; (2) pay related fees and expenses; (3) reduce short-term borrowings; and (4) fund general corporate purposes.

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

In June 2026, UGI Utilities repaid the $100 outstanding principal balance of the 2.95% Senior Notes due June 2026 upon maturity.

Energy Services Term Loan Credit Agreement. In June 2026, Energy Services entered into the fourth amendment to the Energy Services Term Loan Credit Agreement. The Energy Services Term Loan Credit Agreement, as amended, provides, among other items, that the applicable margin shall be 2.00% per annum for Term SOFR loans and 1.00% per annum for base rate loans. All other significant terms of the term loan credit agreement remain unchanged.

Credit Facilities

Additional information related to the Company’s credit agreements can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 6 to Consolidated Financial Statements in the Company’s 2025 Annual Report.

UGI CORPORATION AND SUBSIDIARIES

(Currency in millions, except per share amounts and where indicated otherwise)

Information about the Company’s principal credit agreements (excluding the Receivables Facility discussed below) as of June 30, 2026 and 2025, is presented in the table below.

	Total Capacity	Borrowings Outstanding	Letters of Credit and Guarantees Outstanding	Available Borrowing Capacity
As of June 30, 2026
AmeriGas OLP (a)	$169	$—	$1	$168
UGI International, LLC (b)	€500	€—	€—	€500
Energy Services	$300	$—	$—	$300
UGI Utilities	$375	$244	$—	$131
Mountaineer	$150	$92	$—	$58
UGI Corporation (c)	$475	$289	$—	$186
As of June 30, 2025
AmeriGas OLP (a)	$170	$34	$1	$135
UGI International, LLC (b)	€500	€220	€—	€280
Energy Services	$300	$—	$—	$300
UGI Utilities	$375	$44	$—	$331
Mountaineer	$150	$16	$—	$134
UGI Corporation (c)	$475	$196	$—	$279
(a)The maximum amount available for borrowing at any time under the AmeriGas Senior Secured Revolving Credit Facility is limited to the borrowing base valuation, as defined in the agreement.
(b)Permits UGI International, LLC or UGI International Holdings B.V. to borrow in euros or USD.
(c)Borrowings outstanding are classified as long-term debt on the balance sheet.

The average daily and peak short-term borrowings under the Company’s principal credit agreements are as follows:

	For the nine months ended		For the nine months ended
	June 30, 2026		June 30, 2025
	Average	Peak	Average	Peak
AmeriGas OLP	$10	$57	$34	$129
UGI International, LLC	€85	€232	€166	€277
Energy Services	$—	$—	$—	$—
UGI Utilities	$154	$254	$78	$263
Mountaineer	$84	$109	$80	$118
UGI Corporation	$289	$339	$238	$283

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

At June 30, 2026, the outstanding balance of ESFC trade receivables was $65, none of which were sold to the bank. At June 30, 2025, the outstanding balance of ESFC trade receivables was $58, $13 of which were sold to the bank. During the nine months ended June 30, 2026, peaks sales of receivables was $110 and average daily amounts sold were $5. During the nine months ended June 30, 2025, peaks sales of receivables was $13 and average daily amounts sold were not material.

Dividends and Repurchases of Common Stock
On November 20, 2025, UGI’s Board of Directors declared a cash dividend equal to $0.375 per common share. The dividend was paid on January 1, 2026, to shareholders of record on December 15, 2025. On February 4, 2026, UGI’s Board of Directors declared a cash dividend equal to $0.375 per common share. The dividend was paid on April 1, 2026, to shareholders of record on March 16, 2026. On May 6, 2026, UGI’s Board of Directors declared a quarterly dividend of $0.375 per common share. The dividend was paid on July 1, 2026, to shareholders of record on June 15, 2026. On August 5, 2026, UGI’s Board of Directors declared a cash dividend equal to $0.375 per common share. The dividend is payable October 1, 2026, to shareholders of record on September 15, 2026.
Pursuant to the UGI share repurchase program authorized in February 2026, which allows for the repurchase of up to 8 million shares of Common Stock, during the nine months ended June 30, 2026, the Company purchased 0.6 million shares of Common Stock on the open market at a total purchase price of $23. The Company did not repurchase any shares of Common Stock during the third quarter of Fiscal 2026.

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

Cash flow provided by operating activities was $972 in the 2026 nine-month period compared to $1,137 in the 2025 nine-month period. Cash flow provided by operating activities before changes in operating working capital was $1,206 in the 2026 nine-month period compared to $1,238 in the 2025 nine-month period. Cash used to fund changes in operating working capital totaled $234 in the 2026 nine-month period, as compared to the $101 in the 2025 nine-month period. The increase in cash required to fund changes in operating working capital in the 2026 nine-month period reflects, among other things, an increase in cash used to fund changes in other current liabilities, offset by lower cash required to fund changes in inventories, accounts payable and other current assets and an increase in derivative instrument collateral deposits received.

Investing Activities. Investing activity cash flow is principally affected by cash expenditures for property, plant and equipment; cash paid for acquisitions of businesses and assets; investments in equity method investees; and cash activity associated with dispositions of businesses and assets.

Cash flow used by investing activities was $469 in the 2026 nine-month period compared to $499 in the 2025 nine-month period. Cash expenditures for property, plant and equipment were $617 in the 2026 nine-month period compared with $579 in the 2025 nine-month period. These increases were more than offset by (1) higher cash proceeds from the disposals of certain non-core assets from our LPG business at UGI International in Fiscal 2026; and (2) lower expenditures on our investments in equity method investments during the 2026 nine-month period at our Midstream & Marketing segment.

Financing Activities. Changes in cash flow from financing activities are primarily due to issuances and repayments of long-term debt; net short-term borrowings; dividends on UGI Common Stock; and issuances and repurchases of equity instruments.

UGI CORPORATION AND SUBSIDIARIES

(Currency in millions, except per share amounts and where indicated otherwise)

Cash flow used by financing activities was $326 in the 2026 nine-month period compared to $505 in the 2025 nine-month period. Both periods include $241 each of dividends on Common Stock. The 2026 nine-month period includes, among other things, (1) the issuance by UGI Utilities of $275 aggregate principal amount of new senior notes; (2) the repayment by UGI Utilities of $275 outstanding aggregate principal amount of its senior notes; (3) the repayment by AmeriGas Propane of $687 aggregate principal amount of its senior notes; (4) the issuance by AmeriGas Propane of $500 principal amount of new senior notes; (5) the issuance by UGI International of $345 aggregate principal amount of new senior notes; (6) a partial repayment by UGI International of $81 outstanding principal amount of its term loan; (7) net repayments of short-term borrowings of $149 and (8) the repurchase of $23 of Common Stock.

The 2025 nine-month period includes, among other things, (1) the issuance by UGI Utilities of $175 principal amount of new senior notes; (2) entering into the UGI Corporation 2025 Credit Agreement consisting of (a) a $475 revolving credit facility and (b) a $400 variable-rate term loan, proceeds from the UGI Corporation 2025 Credit Agreement were used to repay all borrowings under the UGI Corporation Credit Facility Agreement; (3) the repayment by AmeriGas Propane of the $218 outstanding aggregate principal amount of its senior notes; (4) the issuance by Mountaineer of $70 principal amount of new senior notes; (5) the issuance by AmeriGas Propane of $550 principal amount of new senior notes; and (6) the repayment by AmeriGas Propane of the $664 outstanding aggregate principal amount of its senior notes.

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

On January 28, 2026, PA Gas Utility filed a request with the PAPUC to increase its base operating revenues for residential, commercial and industrial customers by $99 annually. On July 6, 2026, a joint petition for approval of settlement of all issues was filed with the PAPUC. It provided for a $65 annual base distribution rate increase, through a phased approach, with an increase of $40 effective October 1, 2026 and an additional increase of $25 effective October 1, 2027. It also provided for maintenance of the weather normalization adjustment through the end of the second pilot period with modification. In accordance with the terms of the joint petition, PA Gas Utility will not be permitted to file a general rate increase request prior to January 15, 2029. On July 31, 2026, the presiding PAPUC administrative law judges recommended that the settlement be approved without modification. The joint petition remains subject to receipt of a final order of the PAPUC approving the settlement. The Company cannot predict the timing or the ultimate outcome of the rate case review process.

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

On July 31, 2026, WV Gas Utility submitted its 2026 IREP filing to the WVPSC requesting recovery of $14, an increase of $9, for costs associated with capital investments after September 30, 2025, that total $180, including $83 in calendar year 2027. The filing included capital investments totaling $475 over the 2027 - 2031 period. An order from the WVPSC is expected in December with new rates effective January 1, 2027.

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

On March 18, 2026, the PAPUC filed a formal complaint against UGI Utilities. The complaint alleges various pipeline safety violations and seeks civil penalties. The Company is vigorously defending against the allegations in the complaint. The Company does not believe the resolution of this matter will have a material adverse effect on its financial condition, results of operations, or cash flows.

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

Our variable-rate debt at June 30, 2026, includes revolving credit facility borrowings and variable-rate term loans at UGI International, Utilities, Energy Services and UGI Corporation. These debt agreements have interest rates that are generally indexed to short-term market interest rates. We have entered into pay-fixed, receive-variable interest rate swap agreements on a significant portion of the term loans’ principal balances and a significant portion of the term loans’ tenor. We have designated these interest rate swaps as cash flow hedges. At June 30, 2026, combined borrowings outstanding under variable-rate debt agreements, excluding the previously mentioned effectively fixed-rate debt, totaled $769.

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

UGI CORPORATION AND SUBSIDIARIES

(Currency in millions, except per share amounts and where indicated otherwise)

Foreign Currency Exchange Rate Risk
Our primary currency exchange rate risk is associated with the USD versus the euro and, to a lesser extent, the USD versus the British pound sterling. The USD value of our foreign currency denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. From time to time, we use derivative instruments to hedge portions of our net investments in foreign subsidiaries, including anticipated foreign currency denominated dividends. Gains or losses on these net investment hedges remain in AOCI until such foreign operations are sold or liquidated. With respect to our net investments in our UGI International operations, a 10% decline in the value of the associated foreign currencies versus the USD would reduce their aggregate net book value at June 30, 2026, by approximately $70, which amount would be reflected in other comprehensive income. We have designated certain euro-denominated borrowings as net investment hedges.
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
We have concentrations of credit risk associated with derivative instruments and we evaluate the creditworthiness of our derivative counterparties on an ongoing basis. As of June 30, 2026, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was $112. In general, many of our over-the-counter derivative instruments and all exchange contracts call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. At June 30, 2026, we received cash collateral from derivative instrument counterparties totaling $1. In addition, we may have offsetting derivative liabilities and certain accounts payable balances with certain of these counterparties, which further mitigates the previously mentioned maximum amount of losses. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At June 30, 2026, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.
The following table summarizes the fair values of unsettled market risk sensitive derivative instrument assets (liabilities) held at June 30, 2026 and changes in their fair values due to market risks. Certain of UGI Utilities’ commodity derivative instruments are excluded from the table below because any associated net gains or losses are refundable to or recoverable from customers in accordance with UGI Utilities ratemaking.

	Asset (Liability)
	Fair Value	Change in Fair Value
June 30, 2026
Commodity price risk (1)	$(7)	$(77)
Interest rate risk (2)	$3	$(4)
Foreign currency exchange rate risk (3)	$10	$(56)
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
ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

4.1	Indenture, dated as of May 20, 2026, between AmeriGas Partners, L.P. and AmeriGas Finance Corp., as the issuers, and U.S. Bank Trust Company, National Association, as trustee (including the form of 2031 Notes).	UGI	Form 8-K (5/20/26)	4.1

4.2	Indenture, dated as of May 21, 2026, by and among UGI International, the guarantors named therein, U.S. Bank Trust Company, National Association, as trustee, U.S. Bank Europe DAC, as registrar and transfer agent, and U.S. Bank Europe DAC, UK Branch, as paying agent (including the form of Notes).	UGI	Form 8-K (5/21/26)	4.1

10.1	Fourth Amendment to Credit Agreement, dated June 30, 2026, by and among UGI Energy Services, LLC, the guarantors party thereto, the lenders party thereto, HSBC Bank USA, N.A., as administrative agent, and HSBC Bank USA, N.A. as the 2026 Refinancing Term Lender.	UGI	Form 8-K (6/30/26)	10.1

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2026, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2026, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2026, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

UGI CORPORATION AND SUBSIDIARIES

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

UGI CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2026, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2026, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2026, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UGI Corporation
(Registrant)

Date:	August 6, 2026	By:	/s/ Sean P. O’Brien
Sean P. O’Brien
Chief Financial Officer

Date:	August 6, 2026	By:	/s/ Jean Felix Tematio Dontsop
Jean Felix Tematio Dontsop
Vice President, Chief Accounting Officer
and Corporate Controller